Form 10-K
period 1999-06-27
1 800 FLOWERS COM INC
filed 1999-09-24
CIK 1084869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 27, 1999

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                    11-3117311
             -------------------------------     ------------------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)     Identification No.)

                  1600 STEWART AVENUE, WESTBURY, NEW YORK 11590
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including area code: (516) 237-6000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A common stock, $0.01 par value
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

   The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on September 20, 1999 as reported on the Nasdaq National Market, was approximately $181,969,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   21,375,472
 (Number of shares of class A common stock outstanding as of September 20, 1999)

                                   40,246,205
 (Number of shares of class B common stock outstanding as of September 20, 1999)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be
    filed with the SEC within 120 days of June 27, 1999, are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.

                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 27, 1999

                                      INDEX

PART I
       ITEM 1.  Business                                                                         1

       ITEM 2.  Properties                                                                      20

       ITEM 3.  Legal Proceedings                                                               20

       ITEM 4.  Submission of Matters to a Vote of Security Holders                             20

PART II
       ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters           21

       ITEM 6.  Selected Financial Data                                                         24

       ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                      26

       ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk                      35

       ITEM 8.  Financial Statements and Supplementary Data                                     36

       ITEM 9.  Changes in and disagreements with Accountants on Accounting and Financial
                Disclosure                                                                      36

PART III
       ITEM 10. Directors and Executive Officers of the Registrant                              36

       ITEM 11. Executive Compensation                                                          36

       ITEM 12. Security Ownership of Certain Beneficial Owners and Management                  36

       ITEM 13. Certain Relationships and Related Transactions                                  36

PART IV
       ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                37

       SIGNATURES                                                                               39

                                     PART I

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT 1-800-FLOWERS.COM, INC. AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. 1-800-FLOWERS.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED ELSEWHERE IN THIS REPORT. 1-800-FLOWERS.COM UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS

THE COMPANY

         1-800-FLOWERS.COM, Inc. is a leading e-commerce provider of floral products and gifts, gourmet foods and home and garden merchandise, in terms of number of customers and revenue. As of June 27, 1999, we had sold our products to approximately 7.8 million customers, of which 2.8 million had made a purchase from us in the previous twelve months. Our total net revenues for the year ended June 27, 1999 were $295.9 million. We provide our customers the choice of purchasing our products online, by calling us toll-free or by visiting our owned or franchised retail stores. The Internet is our fastest growing sales channel. For the year ended June 27, 1999, online revenues were $52.9 million, representing an increase of 97.7% over the prior year.

         We offer more than 1,500 varieties of fresh-cut and seasonal flowers, plants and floral arrangements and more than 6,000 stock keeping units, or SKUs, of gifts, gourmet foods and home and garden products, including garden accessories and casual lifestyle furnishings. We are committed to providing our individual and corporate customers the best possible shopping experience through superior service and a 100% satisfaction guarantee.

         In May 1999, 1-800-FLOWERS.COM completed a private placement of preferred stock. The private placement yielded us net proceeds of $101.6 million, which we intend to use together with the net proceeds of approximately $115.7 million from the Company's August 1999 initial public offering (IPO), to further our strategy of becoming the leading e-commerce provider of flowers, gifts, gourmet foods and home and garden merchandise.

         In 1992, Teleway, Inc. was formed under the laws of the State of Delaware and acquired a majority of the outstanding shares of the common stock of 800-FLOWERS, Inc., a Texas corporation; under which entity the telemarketing business was operated. In 1995, Teleway, Inc. changed its name to 1-800-FLOWERS, Inc. and in 1996, 800-FLOWERS, Inc. was merged into 1-800-FLOWERS, Inc. Subsequently, in 1999, 1-800-FLOWERS, Inc. changed its name to 1-800-FLOWERS.COM, Inc. References in this Annual Report on Form 10-K to "1-800-FLOWERS.COM", "we", "our", "us" and the "Company" refer to 1-800-FLOWERS.COM, Inc. and its subsidiaries. The Company's principal offices are located at 1600 Stewart Avenue, Westbury, New York, 11590 and its telephone number at that location is (516) 237-6000.

THE ORIGINS OF 1-800-FLOWERS.COM

         Our business began when James F. McCann, our Chairman and Chief Executive Officer, acquired a single retail florist in New York City, which he subsequently expanded to a 14 store chain. Thereafter, we modified our business strategy to take advantage of the rapid emergence of toll-free calling. We acquired the right to use the toll-free telephone number 1-800-FLOWERS, adopted it as our corporate identity and began to aggressively build a national brand around it. We believe we were one of the first companies to embrace this new way of conducting business.

         To support the growth of our toll-free business and to provide superior customer service, we began developing an operating infrastructure that incorporated the best available technologies. Over time, we implemented:

         o a sophisticated transaction processing system that facilitated rapid order entry and fulfillment;
         o   an advanced telecommunications system; and
         o multiple customer service centers to handle increasing call volume.

         To enable us to deliver products reliably nationwide on a same-day or next-day basis and to market pre-selected, high-quality floral products, we created BloomNet, a nationwide network of approximately 1,500 independent local florists selected by us for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

         In the early 1990s, we recognized the emergence of the Internet as a significant strategic opportunity and moved aggressively to embrace this new medium. By taking advantage of our previous investments in our infrastructure, we were able to quickly develop and implement an online presence. As a result, we were one of the first companies to market products online through CompuServe beginning in 1992 and AOL beginning in 1994 (keyword: flowers). In April 1995, we opened our fully functional, e-commerce Web site (WWW.1800FLOWERS.COM) and subsequently entered into strategic relationships with AOL, Excite and Microsoft Network, among others, to build our online brand and customer base.

         Our online presence has enabled us to expand the number and types of products we can effectively offer. Since 1995, we have expanded our online product offerings of flowers, gourmet foods and gifts and added complementary home and garden merchandise through our April 1998 acquisition of The Plow & Hearth, Inc. ("Plow & Hearth"). As a result, we have developed relationships with customers who purchase products not only for gifting occasions but also for everyday consumption.

1-800-FLOWERS.COM TODAY

We believe our success in selling floral, gift, gourmet food and home and garden products is attributable to the following key elements of our business:

         BRAND. We believe that 1-800-FLOWERS is one of the most recognized brands in the floral industry. The strength of our brand has enabled us to extend our product offerings to complementary products, including gifts, gourmet foods and home and garden merchandise, and to attract a significant number of customers to our Web site. We continue to invest heavily in building our brand through strategic online relationships and extensive marketing, advertising and public relations programs. We believe our brand is characterized by:

         o Convenience. Our customers may purchase floral, gift, gourmet food and home and garden products online or by calling our toll-free telephone number from the home or office 24 hours a day, seven days a week. We offer a variety of delivery options, including same-day or next-day service throughout the United States.
         o Quality. High-quality products are critical to our continued brand strength. We offer our customers a 100% satisfaction guarantee on all of our products.
         o Selection. Over the course of a year, we offer more than 1,500 varieties of fresh-cut and seasonal flowers, plants and floral arrangements, and more than 6,000 SKUs of gifts, gourmet foods and home and garden products, including garden accessories and casual lifestyle furnishings.
         o Customer Service. We ensure a high level of customer service by training our agents to assist our customers over the telephone and online to select the appropriate flowers or gifts and to monitor order fulfillment.

         PRODUCT SELECTION. We continuously expand our product offerings to provide a better shopping experience for our customers. Our merchandising team works closely with manufacturers and suppliers to select and design our principal floral, gift, gourmet food and home and garden merchandise as well as other products that meet the seasonal and other special needs of our customers.

         Because we offer a wide selection of products, we create the opportunity to have a relationship with customers who purchase products not only for gifting occasions but also for everyday consumption.

         CUSTOMER RELATIONSHIPS. Through our direct contact with our customers, we collect information and maintain a database about our customers. This information includes the customer's name, address, e-mail address, telephone number, demographic information, individual preferences, shopping and buying patterns and other key attributes. We use this information to improve our customers' experience with us by offering products that meet their needs, to target promotional offers, to identify future consumption and giving occasions and to send gift reminders and e-mail messages, including our electronic newsletter. As of June 27, 1999, our total database of customers numbered approximately 7.8 million. We also gather information about the recipients of our products, including their name, address, telephone number and the products received.

         We market our products to businesses for gifting, incentive and reward programs. We currently provide many of our large corporate customers with an account manager, a team of floral and gifting coordinators and a customized, password-protected area of our Web site. In addition, each employee of our corporate customers is entitled to receive special offers and discounts on personal purchases.

         TECHNOLOGY INFRASTRUCTURE. We believe we have been and continue to be a leader in implementing new technologies and systems to give our customers the best possible experience with us, whether online or over the telephone. Our Web site has been designed to be secure, fast and easy to use. To serve our telephone customers, we have implemented a centrally managed telecommunications network.

         We process both online and telephonic orders through the same transaction processing system. This system selects the florist or other vendor to fulfill a customer's order, electronically transmits the order for fulfillment and captures the customer's profile and purchasing history. In addition, our customer service representatives are electronically linked to this system, enabling them to facilitate placement of an order and subsequently track customer and order information.

         FULFILLMENT CAPABILITIES. Fresh-cut and seasonal flowers and floral arrangements are perishable and often sent as gifts. A majority of our customers' purchases of floral and floral-related gift products are fulfilled through the BloomNet network of approximately 1,500 independent florists or one of our owned or franchised retail stores. This allows us to deliver our floral products on a same-day or next-day basis to ensure freshness and to meet our customers' need for prompt delivery. In addition, we are better able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which we believe creates a better experience for our customers and gift recipients. We select BloomNet members for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

         To ensure reliable and efficient communication of online and telephonic orders to the BloomNet members, we created BloomLink, a proprietary Internet-based communications system. At June 27, 1999, approximately one-half of the BloomNet members had adopted BloomLink since its introduction in January 1998. We also have the ability to arrange for delivery of floral products internationally through independent wire services.

         We fulfill most of our gift basket and gourmet food items primarily through members of BloomNet or third-party suppliers that ship products directly to the customer by next-day or other delivery method chosen by the customer. We select our third-party vendors based upon the quality of their products, their reliability and their ability to meet our volume requirements.

         We package and ship our home and garden products from our advanced 300,000 square foot fulfillment center located in Madison, Virginia by next-day or other delivery method chosen by the customer.

OUR STRATEGY

         Our objective is to be the leading e-commerce provider of flowers, gifts, gourmet foods and products for the home and garden. The key elements of our strategy to achieve this objective are:

         AGGRESSIVELY EXTEND OUR BRAND. Our goal is to make the 1-800-FLOWERS.COM brand synonymous with flowers, gifts, gourmet foods and home and garden products. To do this, we intend to invest in building our brand and in communicating the benefits and convenience of shopping with 1-800-FLOWERS.COM. We intend to significantly increase our marketing expenditures to:

         o maintain and develop new strategic relationships with Internet companies;
         o   expand our Internet advertising and promotion;
         o broaden our television, radio, print and outdoor advertising campaigns; and
         o increase our public relations programs, such as community events, radio and television demonstrations and trade conferences.

         We intend to market other high-quality brands in addition to 1-800-FLOWERS.COM. We may accomplish this through internal development, co-branding arrangements, strategic partnerships or acquisitions of complementary businesses.

         EXPAND OUR OFFERINGS OF GIFTS AND HOME AND GARDEN PRODUCTS. To broaden our relationships with our existing customers, we intend to offer more products designed for everyday occasions and sentiments, as well as products for the home and garden. To do this, we intend to expand our relationships with product manufacturers or acquire businesses with complementary product lines.

         ENHANCE OUR CUSTOMER RELATIONSHIPS. We intend to enhance our relationships with our customers, encouraging more frequent and more extensive use of our Web site, by introducing enhanced product-related content and interactive features. We will also continue to personalize the features of our Web site and increase our use of both customer and recipients' information to target product promotions, remind our customers of upcoming occasions and convey other marketing messages. In addition, we are committed to continuing to make shopping and visiting WWW.1800FLOWERS.COM an easy, secure and pleasurable experience for our customers.

         We believe we have a significant opportunity to expand our corporate accounts. We intend to focus greater resources on developing customized programs for our corporate customers to meet their gifting needs and those of their employees.

         INCREASE THE NUMBER OF ONLINE CUSTOMERS. Our goal is to increase the number of customers placing orders through our Web site. To achieve this goal, we intend to:

         o actively promote our Web site through Web portals and online networks;
         o aggressively expand our online affiliate program, in which independent Web sites link directly to our Web site;
         o   aggressively market our Web site in our advertising campaigns;
         o   promote our Web site to our existing telephonic customers; and
         o facilitate access to our Web site for our corporate customers by developing direct links from their internal corporate networks.

         CONTINUE TO UPGRADE OUR TECHNOLOGY INFRASTRUCTURE. We will continue to make significant investments and use the best available technologies in order to improve the functionality of our Web site and our underlying operations. In particular, we intend to:

         o   continue to improve the speed and ease of use of our Web site;
         o improve our transaction processing system to facilitate order tracking and to enhance the interface with our accounting and financial systems;
         o enhance our ability to analyze our database of customer information and conduct personalized one-to-one marketing; and
         o   further expand the functionality and features of BloomLink.

         CONTINUE TO IMPROVE OUR FULFILLMENT CAPABILITIES. We intend to improve our fulfillment capabilities to make our operations more efficient by:

         o strengthening our relationships with BloomNet member florists and increasing the number of BloomLink installations in their stores;
         o evaluating and implementing alternative means of fulfillment, including centralized production and logistics partnering; and
         o continuing to improve our operations that support our gift, gourmet food and home and garden product lines.

OUR PRODUCTS

         We offer a wide range of products, including fresh-cut and seasonal flowers, floral arrangements, gifts, gourmet foods and home and garden merchandise. In addition to selecting our core products, our merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal and other special needs of our customers. For the years ended June 29, 1997, June 28, 1998 and June 27, 1999, the flowers and plants products category represented 92.1%, 86.9% and 71.8% of total net revenues, respectively.

         Over the course of a year, our product selection consists of:

         FLOWERS AND PLANTS. We offer more than 1,300 varieties of fresh-cut and seasonal flowers and floral arrangements for all occasions and holidays. We also offer more than 200 varieties of popular plants for the home and garden.

         GIFTS. We offer more than 200 SKUs of gifts, including gift baskets, dolls, plush toys, balloons, bath and spa items, wreaths and ornaments.

         GOURMET FOODS. We offer more than 100 SKUs in the gourmet food category, including candies, chocolates, nuts, cookies and fruits.

         HOME. We offer more than 2,500 SKUs for the home, including candles and lighting, vases, kitchen items and accents, casual lifestyle furniture and home accessories.

         GARDEN. We offer more than 3,000 SKUs for the garden, including outdoor furniture, tools and accessories, pottery, nature-related products, clothing and footwear.

OUR WEB SITE

         We offer floral, gift, gourmet food and home and garden products through our 1-800-FLOWERS.COM Web site (WWW.1800FLOWERS.COM). Customers may come to our Web site directly or may be referred to us by a Web site with which we have a strategic relationship. Our online partners include AOL, Excite and Microsoft Network and more than 6,000 members of our online affiliate program, which we initiated in February 1999. In addition, our customers can shop at our AOL store (keyword: flowers). We also offer home and garden products through the Plow & Hearth Web site (WWW.PLOWHEARTH.COM). As of June 27, 1999, approximately 700,000 customers had made a purchase through our Web site or our AOL store in the previous twelve months.

         Our Web site allows customers to easily browse and purchase our products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. Our Web site offers customers detailed product information, complete with photographs, contests, home decorating and how-to tips, information on floral trends, gift-giving suggestions and information about special events and offers. We have designed our Web site to be fast, secure and easy to use and to enable customers to order products with minimal effort. Our Web site includes the following key features:

         SEARCHING. We have incorporated sophisticated search capabilities, which enable customers to search for products by category, occasion, price, flower type or keyword. We also have a "Gift Center" section that provides popular gift ideas for each occasion.

         PERSONALIZATION. We utilize our Web site to enhance the direct relationship with our customers. The "My Assistant" area of our site enables customers to establish their floral and gift preferences, which personalizes and simplifies their visits. "My Assistant" members are also provided with an online address book of names and addresses of their gift recipients, access to their purchasing history and e-mail notification of specials and events at our local retail stores. Our customers can also register for our "Gift Reminder Program," in which we send them an e-mail reminder a few days prior to an occasion to remind them of the occasion and to recommend specific flowers and gifts.

         SECURITY. We use secure server software to encrypt the customer's credit card number prior to transmitting it over the Internet.

         DELIVERY. We offer customers a variety of delivery and shipping options, including same-day or next-day delivery by the fulfilling local florist and a number of delivery options through Federal Express, United Parcel Service, the United States Postal Service and other common carriers.

         CUSTOMER SERVICE. Through our six customer service centers, we offer service and support to our customers 24 hours a day, seven days a week over the telephone. We also provide real-time online messaging and e-mail support to our customers. We intend to enhance our ability to provide a high level of customer service through the use of new Internet-based technologies.

         PRIVACY. We recognize the importance of maintaining the privacy of our customers. We use the information gathered from our customers and others who have registered on our Web site from time to time to send our own promotional materials. We periodically make information available to selected third parties for direct marketing purposes. However, customers may elect not to receive our promotional information or instruct us not to make their information available to third parties. We also gather information concerning how visitors use and navigate our Web site. We use this information only internally to better allow us to serve our customers. Our current online privacy policy is set forth on our Web site.

MARKETING AND PROMOTION

         Our marketing and promotion strategy is designed to strengthen our 1-800-FLOWERS.COM brand, build customer loyalty, increase the number of online and telephonic customers, encourage repeat purchases and develop additional product revenue opportunities. We also intend to develop and market other high-quality brands in addition to 1-800-FLOWERS.COM through internal development, co-branding arrangements, strategic partnerships or acquisitions of complementary businesses. We market and promote our brand and products as follows:

         OUR STRATEGIC ONLINE RELATIONSHIPS. We promote our products through strategic relationships with leading Web portals and online networks. Our key relationships include:

         o America Online. We have worked with AOL since 1994 and maintain a separate online 1-800-FLOWERS.COM store for the convenience of AOL's subscribers. We recently entered into an agreement which expanded the term of the relationship until August 31, 2003 and its scope by adding the CompuServe Service, Netscape Netcenter (starting February 2000), the ICQ Service and Digital City to the AOL Service and AOL.com. On the AOL Service and AOL.com we are the exclusive marketer of fresh-cut flowers and plants during the term, and of fresh-cut flowers on CompuServe, Netscape Netcenter, ICQ Service and Digital City for a period of three years. For a one-year period during the term, we are the exclusive marketer of gardening products on all six properties. Under the agreement, the term "exclusive marketer" means that AOL will not promote, market or advertise these products on the aforementioned properties on behalf of any entity other than 1-800-FLOWERS.COM during the respective exclusivity periods. In addition, we are to be prominently promoted through banner and other advertisements across these AOL properties.
         o Microsoft Network. Our products, advertisements and links to our Web site are prominently featured on Microsoft Network's online shopping channel. Our agreement with Microsoft Network extends through September 1999.
         o Excite. Our products and links to our Web site are also prominently featured on Excite's shopping channel. Our agreement with Excite extends through June 2000.
         o StarMedia Network. Through our relationship with StarMedia Network, we are developing Spanish and Portuguese language versions of our Web site.

         OUR ONLINE AFFILIATE PROGRAM. In addition to securing alliances with frequently visited Web sites, in February 1999 we established an affiliate network that has grown to more than 6,000 Web sites operated by third parties. Affiliates may join this program through our Web site and their participation may be terminated by them or by us at any time. To date, this program has not generated a significant amount of revenue. These Web sites earn commissions by referring customers from their sites to our Web site. Affiliates include AT&T WorldNet, Earthlink/Sprint, Gateway 2000, HomeArts, About.com and PCWorld Online.

         TRADITIONAL MEDIA. We utilize traditional media, including television, radio, print and outdoor advertising, to market our brand and products. Traditional media allows us both to reach a large number of customers and to target particular market segments.

         DIRECT MAIL AND CATALOGS. We use our direct mail promotions and catalogs to increase the number of new customers and to introduce additional products to our existing customers. Through the use of PLOW & HEARTH'S catalogs, we intend to cross-promote our floral and gift products to our home and garden customers as well as home and garden products to our floral and gift customers. For the year ended June 27, 1999, we mailed a total of approximately 36.2 million catalogs, including PLOW & HEARTH and AMERICAN COUNTRY HOME. We believe these catalogs will attract additional customers to our WWW.1800FLOWERS.COM and WWW.PLOWHEARTH.COM Web sites.

         CO-MARKETING AND PROMOTIONS. We have established a number of co-marketing relationships and promotions to advertise our products. For example, we have established co-marketing arrangements with United, American and Delta airlines as well as American Express, VISA and MasterCard, among others. We established the American and Delta airlines relationships in the third quarter of fiscal 1999. To date, none of these relationships have generated a significant amount of revenue.

FULFILLMENT OPERATIONS

         Our customers primarily place orders for our products online or over the telephone. Fulfillment of products is as follows:

         FLOWERS AND PLANTS. A majority of our floral orders are fulfilled through the BloomNet network of approximately 1,500 independent florists or one of our owned or franchised retail stores. We select retail florists for the BloomNet network based upon the historical volume of floral purchases in a particular geographic area, the number of BloomNet florists currently serving the area and the florist's design staff, facilities, quality of floral processing, ability to fulfill orders in sufficient volume and delivery capabilities. To join BloomNet, a retail florist must submit an application to 1-800-FLOWERS.COM and be approved by our internal selection committee.

         By fulfilling floral orders through BloomNet or one of our owned or franchised stores, we are able to deliver floral products on a same-day or next-day basis to ensure freshness and to meet our customers' need for prompt delivery. Because we select these florists and receive customer feedback on their performance in fulfilling orders, we are able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which we believe creates a better experience for our customers and gift recipients.

         Our relationships with our BloomNet members are non-exclusive. Many florists, including many BloomNet florists, also are members of other floral fulfillment organizations. The BloomNet agreements generally are cancellable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from us to the florist.

         Of the BloomNet member florists and our owned or franchised stores, approximately one-half are connected to us electronically via BloomLink, an Internet-based electronic communications system. Where we are not connected to the BloomNet partners or our owned and franchised stores via BloomLink, we utilize the communication system of an independent wire service to transmit an order to the fulfilling florist. In addition, we also ship to the customer directly from growers.

         We own and operate 36 retail stores, located primarily in the New York and Los Angeles metropolitan areas. In addition, we have 87 franchised stores, located primarily in California. Our owned stores serve as local points of fulfillment and enable us to test new products and marketing programs. We do not expect to materially increase the number of owned or franchised retail stores in the foreseeable future.

         GIFTS AND GOURMET FOODS. Our gift and gourmet food products are shipped directly to the customer by members of BloomNet or third-party product suppliers using next-day or other delivery method selected by the customer. Our business is not dependent on any one of these third-party suppliers.

         HOME AND GARDEN. We fulfill purchases of home and garden merchandise from our Madison, Virginia fulfillment center or by third-party product suppliers using next-day or other delivery method selected by the customer. In fiscal 1999, we shipped approximately 800,000 packages from this facility. Construction has recently been completed whereby we expanded this facility from 185,000 square feet to approximately 300,000 square feet. This facility employs advanced technology for receiving, packaging, shipping and inventory control.

TECHNOLOGY INFRASTRUCTURE

         We believe we have an advanced technology platform. Our technology infrastructure, primarily consisting of our Web site, transaction processing, customer databases and telecommunications systems, is built and maintained for reliability, security and flexibility. In addition, our infrastructure is scalable, allowing it to grow with our business. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, we have built full back-up into those components of our systems that we have identified as critical. In recent years we have installed an Oracle-based order processing and database management system, developed BloomLink, and upgraded our telecommunications network, including our call management system. We plan to continue to invest in technologies that will improve and expand our e-commerce and telecommunication capabilities.

         Our Web site and BloomLink are hosted and maintained by Fry Multimedia, a hosting and online services company headquartered in Ann Arbor, Michigan. Fry Multimedia provides development, maintenance and hosting services to us under an agreement that extends through June 2001, which automatically renews for successive two-year periods unless we terminate the agreement. The Fry agreement may be terminated by either party upon the other's material breach. In addition to Fry Multimedia's two hosting facilities, we also intend to co-locate the hosting of our Web site and BloomLink with a third-party vendor to provide additional back-up and system redundancy.

         Our transaction processing system selects the florist or vendor to fulfill the order and captures customer profile and history in a customized Oracle database. Through the use of customized software applications, we are able to retrieve, sort and analyze customer information to enable us to better serve our customers and target our product offerings. We expect to develop or license additional software applications to expand our ability to analyze and use this information.

         Our six customer service centers and many of our third party product suppliers are connected electronically to our transaction processing system to permit the rapid transmission of, and access to, critical order and customer information. In addition, BloomLink electronically connects us to approximately one-half of the retail stores in our floral retail fulfillment network.

         Our operation center is located in our headquarters in Westbury, New York. We provide comprehensive facility management services, including human and technical monitoring of all production servers, 24 hours per day, seven days per week.

COMPETITION

         The growing popularity and convenience of e-commerce has given rise to mass merchants on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a Web site, a toll-free phone number and physical locations. These mass merchants offer an expanding variety of products and are attracting an increasing number of customers. Some of these merchants have expanded their offerings to include competing products and may continue to do so in the future. These mass merchants, as well as other potential competitors, may be able to:

         o undertake more extensive marketing campaigns for their brands and services;
         o   adopt more aggressive pricing policies; and
         o make more attractive offers to potential employees, distribution partners and retailers.

         In addition, we face intense competition in each of our individual product categories. In the floral industry, there are many other providers of floral products, none of which is dominant. Our competitors include:

         o retail floral shops, some of which maintain toll-free telephone numbers;
         o   online floral retailers;
         o   catalog companies that offer floral products;
         o   floral telemarketers and wire services; and
         o   supermarkets and mass merchants with floral departments.

         Similarly, the gift, gourmet food and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products, is highly fragmented and is served by a large number of companies in addition to us, none of which is dominant. Products in these categories may be purchased from a number of outlets, including mass merchants, telemarketers, retail specialty shops, online retailers and mail-order catalogs.

         We believe our brand strength, product selection, customer relationships, technology infrastructure and fulfillment capabilities position us to compete effectively against our current and potential competitors in each of our product categories. However, increased competition could result in:

         o   price reductions, decreased revenues and lower profit margins;
         o   loss of market share; and
         o   increased marketing expenditures.

         These and other competitive factors may adversely impact our business and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

         The Internet is rapidly evolving and there are few laws or regulations directly applicable to e-commerce. Legislatures are considering an increasing number of laws and regulations pertaining to the Internet, including laws and regulations addressing:

         o   user privacy;
         o   pricing;
         o   content;
         o   connectivity;
         o   intellectual property;
         o   distribution;
         o   taxation;
         o   liabilities;
         o   antitrust; and
         o   characteristics and quality of products and services.

         Further, the growth and development of the market for online services may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services. This could decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the Internet of existing laws regarding issues like property ownership, taxes, libel and personal privacy is uncertain. Any new legislation or regulation that has an adverse impact on the Internet or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, financial condition and results of operations.

         States or foreign countries might attempt to regulate our business or levy sales or other taxes relating to our activities. Because our products and services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to do business as a foreign corporation in one or more of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. States or foreign governments may charge us with violations of local laws.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to our success. We have applied for or received trademark and/or service mark registration for, among others, the marks "1-800-FLOWERS.COM", "1-800-FLOWERS", and "Plow & Hearth". We also have rights to numerous domain names, including WWW.1800FLOWERS.COM, WWW.FLOWERS.COM and WWW.PLOWHEARTH.COM. In addition, we have developed a transaction processing system and operating systems as well as marketing data, including customer information databases.

         We rely on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. Despite our precautions, it may be possible for competitors to obtain and/or use our proprietary information without authorization or to develop technologies similar to ours and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate.

         We intend to continue to license technology from third parties, including Oracle, Microsoft and AT&T, for our communications technology and the software that underlies our business systems. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate licensed technology into our operations.

         Third parties have in the past infringed or misappropriated our intellectual property or similar proprietary rights. We believe infringements and misappropriations will continue to occur in the future. We intend to police against infringement or misappropriation. However, we cannot guarantee we will be able to enforce our rights and enjoin the alleged infringers from their use of confusingly similar trademarks, servicemarks, telephone numbers and domain names.

         In addition, third parties may assert infringement claims against us. We cannot be certain that our technologies or marks do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Intellectual property litigation is expensive and time-consuming and could divert management resources away from running our business.

EMPLOYEES

         As of June 27, 1999, we had a total of 2,100 full-time and part-time employees. During peak periods, we substantially increase the number of customer service and retail and fulfillment personnel. Our personnel are not represented under collective bargaining agreements and we consider our relations with our employees to be good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER.

         WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE WHICH MAY REDUCE THE TRADING PRICE OF OUR CLASS A COMMON STOCK. We expect to incur significant operating and capital expenditures in order to:

         o expand the 1-800-FLOWERS.COM brand through marketing and other promotional activities;
         o   enter into strategic relationships with Internet companies;
         o   increase the number of products we offer; and
         o enhance our technological infrastructure and order fulfillment capabilities.

         Although we have been profitable in the past, we expect to incur losses for the foreseeable future as a result of these expenditures. In order to achieve and maintain profitability, we will need to generate revenues significantly above historical levels. We cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

         OUR QUARTERLY OPERATING RESULTS MAY SIGNIFICANTLY FLUCTUATE AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE RESULTS. Our future revenues and results of operations may fluctuate significantly due to a combination of factors, many of which are outside of our control. The most important of these factors include:

         o   seasonality;
         o   the timing and effectiveness of our marketing programs;
         o   the timing and effectiveness of capital expenditures;
         o our ability to enter into or renew marketing agreements with Internet companies; and
         o   competition.

         We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, our operating results will suffer. Our operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our Class A common stock to fall.

         Consumer spending on flowers, gifts and other products we sell may vary with general economic conditions. If general economic conditions deteriorate and our customers have less disposable income, consumers will likely spend less on our products and our quarterly operating results will suffer.

         OUR OPERATING RESULTS WILL SUFFER IF SALES DURING OUR PEAK SEASONS DO NOT MEET OUR EXPECTATIONS. Sales of our products are seasonal, concentrated in the second calendar quarter, due to Mother's Day, Secretaries' Week and Easter, and the fourth calendar quarter, due to the Thanksgiving and Christmas holidays. In anticipation of increased sales activity during these periods, we hire a significant number of temporary employees to supplement our permanent staff and we significantly increase our inventory levels. If sales during these periods do not meet our expectations, we may not generate sufficient revenue to offset these increased costs and our operating results will suffer.

         IF OUR CUSTOMERS DO NOT FIND OUR EXPANDED PRODUCT LINES APPEALING, OUR REVENUES MAY NOT GROW AND OUR NET INCOME WILL DECREASE. Our business historically has focused on offering floral and gift products. We have expanded our product lines in the gift, gourmet food and home and garden categories, particularly with our acquisition of Plow & Hearth in April 1998, and we expect to incur significant costs in marketing these new products. If our customers do not find our expanded product lines appealing, we may not generate sufficient revenue to offset their related costs and our net income will decrease.

         IF WE FAIL TO DEVELOP AND MAINTAIN OUR BRAND, WE WILL NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUES. We must develop and maintain the 1-800-FLOWERS.COM brand to expand our customer base and our revenues. In addition, we may introduce or acquire other brands in the future. We believe that the importance of brand recognition will increase as we expand our product offerings. Many of our customers may not be aware of the non-floral products we offer. We intend to substantially increase our expenditures for creating and maintaining brand loyalty and raising awareness of our additional product offerings. However, if we fail to advertise and market our products effectively, we may not succeed in establishing our brands, we will lose customers and our revenues will decline.

         Our success in promoting and enhancing the 1-800-FLOWERS.COM brand will also depend on our success in providing our customers high-quality products and a high level of customer service. If our customers do not perceive our products and services to be of high quality, the value of the 1-800-FLOWERS.COM brand would be diminished, we will lose customers and our revenues will decline.

         A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC ONLINE RELATIONSHIPS THAT GENERATE A SIGNIFICANT AMOUNT OF TRAFFIC COULD LIMIT THE GROWTH OF OUR BUSINESS. We expect that in the future a significant portion of our online customers will purchase our products at our AOL online store or come to our Web site from third party Web sites with which we have strategic relationships, including AOL, Excite and the Microsoft Network. If these third-parties do not attract a significant number of visitors, we will not receive a significant number of online customers from these relationships and our revenues will decrease or not grow. In addition, we plan to enter into more of these relationships and we may pay significant fees to do so. There is strong competition to establish relationships with leading Internet companies, and we may not successfully enter into additional relationships, or renew existing ones. We may also be required to pay significant fees to maintain and expand existing relationships. Our online revenues will suffer if we fail to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their cost.

         IF LOCAL FLORISTS AND OTHER THIRD-PARTY VENDORS DO NOT FULFILL ORDERS TO OUR CUSTOMERS' SATISFACTION, OUR CUSTOMERS MAY NOT SHOP WITH US AGAIN. Floral orders placed by our customers are fulfilled by local florists, a majority of which are either part of the BloomNet network of approximately 1,500 independent florists or are stores that we own or franchise. Except for the stores we own, we do not directly control any of these florists. In addition, many of the non-floral products we sell are manufactured and delivered to our customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize our services when placing future orders and our revenues will decrease.

         IF A FLORIST DISCONTINUES ITS RELATIONSHIP WITH US, OUR CUSTOMERS MAY EXPERIENCE DELAYS IN SERVICE OR DECLINES IN QUALITY AND MAY NOT SHOP WITH US AGAIN. Many of our arrangements with local florists for order fulfillment, including arrangements with BloomNet florists, are not formalized in writing. Of those relationships which have been formalized in writing, including arrangements with BloomNet florists, most may be terminated with 10 days notice. If a florist discontinues its relationship with us, we will be required to obtain a suitable replacement located in the same area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

         IF A SIGNIFICANT AMOUNT OF CUSTOMERS ARE NOT SATISFIED WITH THEIR PURCHASE, WE WILL BE REQUIRED TO INCUR SUBSTANTIAL COSTS TO ISSUE REFUNDS, CREDITS OR REPLACEMENT PRODUCTS. We offer our customers a 100% satisfaction guarantee on our products. If customers are not satisfied with the products they receive, we will either send the customer another product or issue the customer a refund or a credit. Our net income could decrease if a significant number of customers request replacement products, refunds or credits.

         INCREASED SHIPPING COSTS AND LABOR STOPPAGES MAY ADVERSELY AFFECT SALES OF OUR NON-FLORAL PRODUCTS. Our non-floral products are delivered to customers either directly from the manufacturer or from our warehouse in Virginia. We have established relationships with the United States Postal Service, Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to raise the prices they charge to ship our goods, our customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact our ability to deliver products on a timely basis to our customers and adversely affect our customer relationships.

         IF WE FAIL TO CONTINUOUSLY IMPROVE OUR WEB SITE, WE WILL NOT ATTRACT OR RETAIN CUSTOMERS. If our potential or existing customers do not find our Web site a convenient place to shop, we will not attract or retain customers and our sales will suffer. To encourage the use of our Web site, we must continuously improve its accessibility, content and ease of use. If our competitors' Web sites are perceived as easier to use or better able to satisfy customer needs, our customer traffic and our business would be adversely affected.

         COMPETITION IN THE FLORAL, GIFT, GOURMET FOOD AND HOME AND GARDEN INDUSTRIES IS INTENSE AND A FAILURE TO RESPOND TO COMPETITIVE PRESSURE COULD RESULT IN LOST REVENUES. There are many companies that offer products in the floral, gift, gourmet food and home and garden categories. In the floral category, our competitors include:

         o retail floral shops, some of which maintain toll-free telephone numbers;
         o   online floral retailers;
         o   catalog companies that offer floral products;
         o   floral telemarketers and wire services; and
         o   supermarkets and mass merchants with floral departments.

         Similarly, the gift, gourmet food and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail specialty shops, online retailers and mail-order catalogs.

         Competition is intense and we expect it to increase. Increased competition could result in:

         o   price reductions, decreased revenue and lower profit margins;
         o   loss of market share; and
         o   increased marketing expenditures.

These and other competitive factors could materially and adversely affect our results of operations.

         IF WE DO NOT ACCURATELY PREDICT CUSTOMER DEMAND FOR OUR PRODUCTS, WE MAY LOSE CUSTOMERS OR EXPERIENCE INCREASED COSTS. In the past, we did not need to maintain significant inventory of products. However, as the volume of non-floral products we offer has expanded, we intend to increase inventory levels and the number of products maintained in our warehouses. Because we have limited experience offering many of our non-floral products through our Web site, we may not predict inventory levels accurately. If we overestimate customer demand for our products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If we underestimate customer demand, we will disappoint customers who may turn to our competitors. Moreover, the strength of the 1-800-FLOWERS.COM brand could be diminished due to misjudgments in merchandise selection.

         IF THE SUPPLY OF FLOWERS FOR SALE BECOMES LIMITED, THE PRICE OF FLOWERS WILL RISE OR FLOWERS MAY BE UNAVAILABLE AND OUR REVENUES AND GROSS MARGINS COULD DECLINE. A variety of factors affect the supply of flowers in the United States and the price of our floral products. If the supply of flowers available for sale is limited due to weather conditions or other factors, prices for flowers will likely rise and customer demand for our floral products may be reduced, causing our revenues and gross margins to decline. Alternatively, we may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by us.

         Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. The availability and price of flowers could be affected by a number of factors affecting these regions, including:

         o   import duties and quotas;
         o agricultural limitations and restrictions to manage pests and disease;
         o   changes in trading status;
         o   economic uncertainties and currency fluctuations;
         o   severe weather;
         o   work stoppages;
         o   foreign government regulations and political unrest; and
         o trade restrictions, including United States retaliation against foreign trade practices.

         Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and we expect that this will continue in the future. The availability and price of flowers could be affected by a number of factors affecting these regions, including import duties and quotas; agricultural limitations and restrictions to manage pests and disease; changes in trading status; economic uncertainties and currency fluctuations; severe weather; work stoppages; foreign government regulations and political unrest; and trade restrictions, including United States retaliation against foreign trade practices.

         A FAILURE TO MANAGE OUR INTERNAL OPERATING AND FINANCIAL FUNCTIONS COULD LEAD TO INEFFICIENCIES IN CONDUCTING OUR BUSINESS AND SUBJECT US TO INCREASED EXPENSES. Our expansion efforts have significantly strained our operational and financial systems. To accommodate our growth, we recently implemented new or upgraded operating and financial systems, procedures and controls. Any failure to integrate these initiatives in an efficient manner could adversely affect our business. In addition, our systems, procedures and controls may prove to be inadequate to support our future operations.

         OUR FRANCHISEES MAY DAMAGE OUR BRAND OR INCREASE OUR COSTS BY FAILING TO COMPLY WITH OUR FRANCHISE AGREEMENTS OR OUR OPERATING STANDARDS. As of June 27, 1999, we franchised 87 flower shops through 54 franchisees. Our franchise business is governed by our Uniform Franchise Offering Circular, franchise agreements and applicable franchise law. If our franchisees do not comply with our established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brand may be damaged. We may incur significant additional costs, including time-consuming and expensive litigation, to enforce our rights under the franchise agreements. Additionally, we are the primary tenant on 56 leases, which the franchisees sublease from us. If a franchisee fails to meet its obligations as subtenant, we could incur significant costs to avoid a default under the primary lease. Furthermore, as a franchisor we have obligations to our franchisees. Franchisees may challenge the performance of our obligations under the franchise agreements and subject us to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

         IF THIRD PARTIES ACQUIRE RIGHTS TO USE SIMILAR DOMAIN NAMES OR PHONE NUMBERS OR IF WE LOSE THE RIGHT TO USE OUR PHONE NUMBERS, OUR BRAND MAY BE DAMAGED AND WE MAY LOSE SALES. Our Internet domain names are an important aspect of our brand recognition. We cannot practically acquire rights to all domain names similar to WWW.1800FLOWERS.COM. If third parties obtain rights to similar domain names, these third parties may confuse our customers and cause our customers to inadvertently place orders with these third parties, which would result in lost sales for us and could damage our brand.

         Likewise, the phone number that spells 1-800-FLOWERS is important to our brand and our business. While we have obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common "FLOWERS" misdials, we may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells "FLOWERS" with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse our customers and cause lost sales for us and potential damage to our brand. In addition, under applicable FCC rules, ownership rights to telephone numbers cannot be acquired. Accordingly, the FCC may rescind our right to use any of our phone numbers, including 1-800-FLOWERS.

         IF WE DO NOT CONTINUE TO RECEIVE REBATES FROM WIRE SERVICES, OUR RESULTS OF OPERATIONS COULD SUFFER. We have entered into arrangements with independent wire service companies that provide us with rebates when we settle our customers' floral orders utilizing their service. If we cannot renew these arrangements or enter similar arrangements on commercially reasonable terms, our results of operations could suffer. In addition, these companies may eliminate or modify the rebate structure they have in place with us. Any adverse modification to these rebate structures could also cause our results of operations to suffer.

         OUR NET SALES AND GROSS MARGINS WOULD DECREASE IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD. A failure to adequately control fraudulent credit card transactions would reduce our net sales and our gross margins because we do not carry insurance against this risk. We have developed technology to help us to detect the fraudulent use of credit card information. Nonetheless, to date, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

         A FAILURE TO INTEGRATE THE SYSTEMS AND OPERATIONS OF ANY ACQUIRED BUSINESS, INCLUDING PLOW & HEARTH, WITH OUR OPERATIONS MAY DISRUPT OUR BUSINESS. We have acquired complementary businesses and may continue to do so in the future. We are currently in the process of integrating the operations, systems and personnel of Plow & Hearth. In particular, we will migrate Plow & Hearth's transaction processing system to our transaction processing system, automate fulfillment by the Madison, Virginia fulfillment center of home and garden merchandise ordered from us and migrate the internal operating and financial functions of Plow & Hearth to those of 1-800-FLOWERS.COM. If we are unable to fully integrate Plow & Hearth or any future acquisition, our business and operations could suffer, our management will be distracted and our expenses may increase.

         OUR REVENUES WILL NOT GROW IF THE INTERNET IS NOT ACCEPTED AS A MEDIUM FOR COMMERCE. We expect to derive an increasing amount of our revenue from electronic commerce, and intend to extensively market our non-floral products online. If the Internet is not accepted as a medium for commerce, our revenues will not grow as we expect and our business will suffer. A number of factors may inhibit Internet usage, including:

         o   inadequate network infrastructure;
         o   consumer concerns for Internet privacy and security;
         o   inconsistent quality of service; and
         o   lack of availability of cost-effective, high speed service.

         If Internet usage grows, the infrastructure may not be able to support the demands placed on it by that growth and its performance and reliability may decline. Web sites have experienced interruptions as a result of delays or outages throughout the Internet infrastructure. If these interruptions continue, Internet usage may decline.

         A LACK OF SECURITY OVER THE INTERNET MAY CAUSE INTERNET USAGE TO DECLINE AND CAUSE US TO EXPEND CAPITAL AND RESOURCES TO PROTECT AGAINST SECURITY BREACHES. A significant barrier to electronic commerce over the Internet has been the need for secure transmission of confidential information and transaction information. Internet usage could decline if any well-publicized compromise of security occurred. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems.

         UNEXPECTED SYSTEM INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED REVENUE AND HARM TO OUR REPUTATION. In the past, particularly during peak holiday periods, we have experienced significant increases in traffic on our Web site and in our toll-free customer service centers. Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events.
Our systems have in the past, and may in the future, experience:

         o   system interruptions;
         o   long response times; and
         o   degradation in our service.

         We cannot assure you that we will adequately implement systems to improve the speed, security and availability of our Internet and telecommunications systems. Because our business depends on customers making purchases on our systems, our revenues will decrease and our reputation could be harmed if we experience frequent or long system delays or interruptions or if a disruption occurs during a peak holiday season.

         IF FRY MULTIMEDIA AND AT&T DO NOT ADEQUATELY MAINTAIN OUR WEB SITE AND TELEPHONE SERVICE, WE MAY EXPERIENCE SYSTEM FAILURES AND OUR REVENUES WILL DECREASE. We are dependent on Fry Multimedia to host and maintain our Web site and on AT&T to provide telephone services to our customer service centers. If Fry Multimedia or AT&T experience system failures or fail to adequately maintain our systems, we would experience interruptions and our customers might not continue to utilize our services. If we do not maintain our Web site or our telephone service, we will be unable to generate revenue. Our future success depends upon these third-party relationships because we do not have the resources to maintain our Web site or our telephone service without these or other third parties. We may not be able to maintain these relationships or replace them on financially attractive terms. Failure to do so may disrupt our operations or require us to incur significant unanticipated costs.

         INTERRUPTIONS IN FTD'S MERCURY SYSTEM OR A REDUCTION IN OUR ACCESS TO THIS SYSTEM MAY DISRUPT ORDER FULFILLMENT AND CREATE CUSTOMER DISSATISFACTION. A significant portion of our customers' orders were communicated to the fulfilling florist through FTD's Mercury system. The Mercury system is an order processing and messaging network used to facilitate the transmission of floral orders between florists. The Mercury system has in the past experienced interruptions in service. If the Mercury system experiences interruptions in the future, we would experience difficulties in fulfilling our customers' orders and many of our customers might not continue to shop with us.

         In addition, we have been engaged in discussions with FTD regarding decreasing our level of access to the Mercury system. FTD is one of our competitors, and any material decrease or elimination of our access to Mercury by FTD would adversely impact our ability to fulfill orders in a timely fashion during peak periods and may result in lost revenues and customers.

         IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, OUR BUSINESS AND GROWTH WILL SUFFER. Our success is dependent on our ability to hire, retain and motivate highly qualified personnel. In particular, our success depends on the continued efforts of our Chairman and Chief Executive Officer, James F. McCann, and our Senior Vice President, Christopher G. McCann. In addition, we have recently hired several new members of our senior management team to help manage our growth and we will need to recruit, train and retain a significant number of additional employees, particularly employees with technical backgrounds. These individuals are in high demand and we are not certain we will be able to attract the personnel we need. The loss of the services of any of our executive management or key personnel, our failure to integrate any of our new senior management into our operations or our inability to attract qualified additional personnel could cause our growth to suffer and force us to expend time and resources in locating and training additional personnel.

         MANY GOVERNMENTAL REGULATIONS MAY IMPACT THE INTERNET, WHICH COULD AFFECT OUR ABILITY TO CONDUCT BUSINESS.

Any new law or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet or our Web site. We expect there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for our products, increase our costs or otherwise adversely affect our business.

         REGULATIONS IMPOSED BY THE FEDERAL TRADE COMMISSION MAY ADVERSELY AFFECT THE GROWTH OF OUR INTERNET BUSINESS OR OUR MARKETING EFFORTS. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us. These regulations may also include enforcement and redress provisions. Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet. One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above. We may become a party to a similar investigation, or the Federal Trade Commission's regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could adversely affect our marketing efforts.

         UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BRAND. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation and will likely result in a loss of customers. It may be possible for third parties to obtain and use our intellectual property without authorization. Third parties have in the past infringed or misappropriated our intellectual property or similar proprietary rights. We believe infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

         DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD DISRUPT OUR ABILITY TO CONDUCT BUSINESS. We cannot be certain that our products do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be a party to legal proceedings and claims relating to the intellectual property of others from time to time in the ordinary course of our business. We may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt our ability to conduct business.

         IF STATES BEGIN IMPOSING STATE SALES AND USE TAXES, WE MAY LOSE SALES OR INCUR SIGNIFICANT EXPENSES IN SATISFACTION OF THESE OBLIGATIONS. At present, except for our retail operations, we do not collect sales or other similar taxes in respect of sales and shipments of our products in states other than New York, Texas, Arizona, Florida, Georgia and Virginia. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as ours. A successful assertion by one or more of these states that we should have collected or be collecting sales tax on the sale of our products could result in additional costs and corresponding price increases to our customers. Any imposition of state sales and use taxes on our products sold over the Internet may decrease customers' demand for our products and our revenue. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

         PRODUCT LIABILITY CLAIMS MAY SUBJECT US TO INCREASED COSTS. Several of the products we sell, including perishable food products, may expose us to product liability claims in the event that the use or consumption of these products results in personal injury. Although we have not experienced any material losses due to product liability claims to date, we may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage our reputation and our brand. Although we maintain insurance against product liability claims, our coverage may be inadequate to cover any liabilities we may incur.

         OUR STOCK PRICE MAY BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY, PARTICULARLY BECAUSE WE HAVE INTERNET OPERATIONS. The price at which our class A common stock will trade may be highly volatile and may fluctuate substantially. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of companies with Internet operations. As a result, investors may experience a material decline in the market price of our class A common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources.

ITEM 2. PROPERTIES

         Our headquarters and one of our customer service centers are located in approximately 71,000 square feet office space in Westbury, New York, under a lease that expires in May 2005. In addition, we own an approximately 300,000 square foot fulfillment center in Madison, Virginia, and lease an approximately 27,000 square foot local distribution center in Phoenix, Arizona and an approximately 24,000 square foot local distribution center in Denver, Colorado. We lease a total of approximately 53,000 square feet for our customer service centers in Westbury, New York; Marietta, Georgia; San Antonio, Texas; Phoenix, Arizona; Madison, Virginia; and Bethpage, New York.

         As of June 27, 1999, we leased approximately 239,000 gross square feet for our owned or franchised retail stores. Most of the existing stores are leased by 1-800-FLOWERS.COM with lease terms typically ranging from five to 20 years. Most of our leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

      The Company believes that its current facilities, combined with anticipated additions and improvements currently under construction, are adequate for all present and foreseeable future uses.

ITEM 3. LEGAL PROCEEDINGS

      There are various claims, lawsuits, and pending actions against 1-800-FLOWERS.COM and its subsidiaries incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on 1-800-FLOWERS.COM's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On April 12, 1999, the stockholders of the Company adopted by written consent a resolution changing the name of the Company to "1-800-FLOWERS.COM, Inc."

           On May 18, 1999, the stockholders of the Company adopted by written consent a resolution approving the Second Amended and Restated Certificate of Incorporation and the Third Amended and Restated Certificate of Incorporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         1-800-FLOWERS.COM's Class A common stock began trading on the Nasdaq National Market under the symbol "FLWS" on August 3, 1999. There is no established public trading market for the Company's Class B common stock. Accordingly, none of the Company's common equity securities were publicly traded during the fiscal year ended June 27, 1999. On September 20, 1999, the last reported sale price of the Class A common stock on the Nasdaq National Market was $16.375.

RIGHTS OF COMMON STOCK

         Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one basis and each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions.

HOLDERS

         As of September 20, 1999, there were approximately 60 shareholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 20, 1999, there were approximately 41 shareholders of record of the Company's Class B common stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its Class A or Class B common stock, and intends to retain future earnings, if any, to provide funds to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         The effective date of the Company's registration statement (File # 333-78985) filed on Form S-1 under the Securities Act of 1933, as amended, relating to the Company's initial public offering of Class A common stock was August 2, 1999. In its initial public offering, the Company sold 6,000,000 shares of its Class A common stock to an underwriting syndicate led by Goldman, Sachs & Co., Credit Suisse First Boston Corporation and Wit Capital Corporation. The offering commenced on August 3, 1999 and closed on August 6, 1999; resulting in aggregate proceeds of $126 million. The Company's net proceeds from the offering were $115.7 million. Approximately $8.8 million of offering expenses was attributable to underwriting discounts.

         Upon closing of the Company's IPO, a portion of the proceeds was used as follows:

         o $18.0 million to repay a term loan with Chase Bank that was used to fund our acquisition of Plow & Hearth;
         o $3.0 million to repay a draw on our line of credit with Chase Bank that was used for working capital and general corporate purposes; and
         o $8.4 million to redeem all outstanding common stock of our Plow & Hearth subsidiary not held by us and Plow & Hearth stock options.

         As of June 27, 1999, we had not made any specific expenditure plans with respect to the remaining proceeds of this offering. While we cannot specify with certainty the particular uses for such proceeds, we currently intend to use the remaining proceeds over time:

         o   to fund our marketing activities;
         o   to enhance our infrastructure;
         o   to enter into strategic relationships with Internet companies;
         o   to expand our product offerings;
         o   for other general corporate purposes, and
         o   to expand our current business through strategic acquisitions.

         Unused proceeds of the offering are currently invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

RECENT SALE OF UNREGISTERED SECURITIES

         During the fiscal year ended June 27, 1999, the Company issued the following securities:

         o on May 20, 1999, the Company issued 1,127,546 shares of preferred stock to 11 investors for an aggregate amount of $117.6 million. The preferred stock automatically converted to Class A common stock upon the consummation of the initial public offering.
         o   options to purchase 712,000 shares of class B common stock.

         The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about the Company.

ADDITIONAL ISSUANCES OF SECURITIES

Additional securities of the Company may be issued as follows:

         o 1,237,500 shares of Class B common stock upon the exercise of options outstanding as of September 20, 1999 at a weighted average exercise price of $1.73 per share;
         o 1,323,000 shares of Class A common stock upon the exercise of options outstanding as of September 20, 1999 at a weighted average exercise price of $19.87, and up to 8,577,000 additional shares of Class A common stock that could be issued under our 1999 stock incentive plan; and
         o 2,371,040 shares of Class A common stock upon the exercise of an outstanding warrant with a nominal exercise price.

RESALES OF SECURITIES

         55,621,677 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 20, 1999, 2,307,930 shares of our common stock could be sold in the public market pursuant to Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of our Class A common stock by increasing the number of shares available on the public market.

         We have entered into an investors' rights agreement with certain of our stockholders, including Waelinvest, SOFTBANK, Benchmark, Chase, James F. McCann and Christopher G. McCann. Under this agreement, these parties will have the right to require us to register shares of Class A common stock they own on various occasions. An aggregate of 53,269,757 shares of Class A common stock can be registered under the agreement. One year after the completion of the IPO, a majority in interest of the parties to the agreement other than Messrs. McCann and the Company will have the right to require us on one occasion to register their stock. In addition, one year after the IPO, these investors, as well as Messrs. McCann, have the right to require us to register their shares of stock at any time we propose to register any of our common stock for offerings to the public. The investors and Messrs. McCann can also require us to register their shares on a registration statement on Form S-3 up to two times per year. These registration rights expire on the earlier of the third anniversary of the IPO or the date on which all shares held by these parties can be sold under Rule 144 under the Securities Act of 1933, as amended, and have customary limitations. We have agreed to pay the offering expenses in connection with the registration of these shares, other than underwriters' commission.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA).

         The selected consolidated statement of operations data for the years ended June 29, 1997, June 28, 1998 and June 27, 1999 and the consolidated balance sheet data as of June 28, 1998 and June 27, 1999 have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended July 2, 1995 and June 30, 1996 and the selected consolidated balance sheet data as of July 2, 1995, June 30, 1996 and June 29, 1997 are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

         The following tables summarize the Company's consolidated statement of operations and balance sheet data. The Company acquired The Plow & Hearth, Inc. in April 1998 and the financial data reflect the results of operations of this subsidiary since its date of acquisition. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                       YEARS ENDED
                                         ------------------------------------------------------------------------
                                            JULY 2,      JUNE 30,       JUNE 29,         JUNE           JUNE
                                             1995          1996           1997         28, 1998       27, 1999
                                         ------------- -------------- -------------- -------------- -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
 CONSOLIDATED STATEMENT OF OPERATIONS
   DATA:
 Net revenues:
   Telephonic                                $100,826       $127,920       $145,295       $161,874      $203,885
   Online                                       4,470          9,936         16,092         26,748        52,886
   Retail fulfillment                          11,511         15,272         25,043         31,970        39,102
                                         ------------- -------------- -------------- -------------- -------------
        Total net revenues                    116,807        153,128        186,430        220,592       295,873
 Cost of revenues                              64,657         92,820        115,078        136,966       179,697
                                         ------------- -------------- -------------- -------------- -------------
 Gross profit                                  52,150         60,308         71,352         83,626       116,176

 Operating expenses:
   Marketing and sales                         38,564         42,952         47,464         55,417        92,147
   Technology and development                     626            851          1,411          1,794         8,067
   General and administrative                  10,035         11,556         12,338         15,832        15,748
   Depreciation and amortization                1,364          2,247          3,287          4,168         8,385
                                         ------------- -------------- -------------- -------------- -------------
        Total operating expenses               50,589         57,606         64,500         77,211       124,347
                                         ------------- -------------- -------------- -------------- -------------

 Operating income (loss)                        1,561          2,702          6,852          6,415        (8,171)
 Other income (expense), net                     (131)          (209)           674          1,654        (1,183)
                                         ------------- -------------- -------------- -------------- -------------

 Income (loss) before income taxes
   and minority interests                       1,430          2,493          7,526          8,069        (9,354)
 Provision (benefit) for income taxes             300          1,255          3,135          3,181        (2,715)
                                         ------------- -------------- -------------- -------------- -------------

 Income (loss) before minority
   interests                                    1,130          1,238          4,391          4,888        (6,639)
 Minority interests                                 -             59             (4)           186          (207)
                                         ------------- -------------- -------------- -------------- -------------

 Net income (loss)                              1,130          1,297          4,387          5,074        (6,846)
 Redeemable Class C common stock
   dividends                                     (293)        (1,029)        (1,462)        (1,608)       (5,215)
                                         ------------- -------------- -------------- -------------- -------------

 Net income (loss) applicable to
   common stockholders                           $837           $268         $2,925         $3,466      $(12,061)
                                         ============= ============== ============== ============== =============

 Net income (loss) per common share
   applicable to common stockholders:
   Basic                                        $0.02          $0.01          $0.07          $0.08        $(0.27)
                                         ============= ============== ============== ============== =============

   Diluted                                      $0.02          $0.01          $0.06          $0.07        $(0.27)
                                         ============= ============== ============== ============== =============


 Shares used in the calculation of net
   income (loss) per common share:
   Basic                                       48,600         47,050         44,140         44,120        44,035
                                         ============= ============== ============== ============== =============

   Diluted                                     49,780         49,420         46,740         46,610        44,035
                                         ============= ============== ============== ============== =============

                                                                                 AS OF
                                                  ------------  ------------  ------------  ------------  ------------
                                                     JULY 2,      JUNE 30,      JUNE 29,      JUNE 28,      JUNE 27,
                                                      1995          1996          1997          1998          1999
                                                  ------------  ------------  ------------  ------------  ------------
                                                                             (IN THOUSANDS)
        CONSOLIDATED BALANCE SHEET DATA:
        Cash and equivalents                          $10,775        $6,639       $11,443        $8,873       $99,183
        Working capital (deficit)                       2,822        (2,452)        1,975         1,950        85,619
        Total assets                                   35,483        36,884        44,130        81,746       182,355
        Long-term liabilities                          14,959        17,804         9,456        35,359        37,766
        Redeemable class C common stock                10,293        14,622        16,084        17,692             -
        Total stockholders' equity (deficit)           (3,316)       (5,615)       (2,670)          672       109,003

The following selected unaudited pro forma combined financial data gives effect to the Company's acquisition of Plow & Hearth in April 1998 as if the acquisition was completed on June 30, 1997. The selected unaudited pro forma combined financial data do not purport to be indicative of what actual results of operations would have been if the acquisition was completed at the assumed times and the interim period financial data do not purport to be indicative of future operations and should not be construed as representative of future operations.

                                                                  YEAR ENDED
                                                                 JUNE 28, 1998
                                                                 --------------
                                                                   PRO FORMA
                                                                      (IN
                                                                  THOUSANDS,
                                                                  EXCEPT PER
                                                                  SHARE DATA)
                                                                 --------------
COMBINED STATEMENT OF OPERATIONS DATA:
Net revenues:
  Telephonic                                                          $197,303
  Online                                                                26,748
  Retail fulfillment                                                    33,696
                                                                 --------------
       Total net revenues                                              257,747
Cost of revenues                                                       157,084
                                                                 --------------
Gross profit                                                           100,663

Operating expenses:
  Marketing and sales                                                   67,819
  Technology and development                                             2,126
  General and administrative                                            20,369
  Depreciation and amortization                                          5,188
                                                                 --------------
     Total operating expenses                                           95,502
                                                                 --------------

Operating income                                                         5,161
Other income, net                                                          521
                                                                 --------------

Income before income taxes and minority interests                        5,682
Provision for income taxes                                               2,548
                                                                 --------------

Income before minority interests                                         3,134
Minority interests                                                         330
                                                                 --------------

Net income                                                               3,464
Redeemable Class C common stock dividends                               (1,608)
                                                                 --------------

Net income applicable to common stockholders                            $1,856
                                                                 ==============

Net income per common share applicable to common stockholders:
  Basic                                                                  $0.04
                                                                 ==============
  Diluted                                                                $0.04
                                                                 ==============


Shares used in the calculation of net income per common share:
  Basic                                                                 44,120
                                                                 ==============
  Diluted                                                               46,610
                                                                 ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters and subject areas discussed in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, as more fully described under the caption "Risk Factors that May Affect Future Results" and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

         The Company is a leading provider of floral products, gifts, gourmet foods and home and garden merchandise. Approximately 95% of our total net revenues consist of the selling price of merchandise and service and shipping charges, net of returns and credits.

         A majority of our floral and floral-related gift products are fulfilled by members of the BloomNet network of approximately 1,500 independent florists or one of our owned or franchised stores. We transmit our orders either through BloomLink, our proprietary Internet-based electronic communication system, or the communication system of a third-party. Remittance to the fulfilling florist is processed either through a third-party wire service that reconciles and effects payments between sending and fulfilling florists, called a clearinghouse, or is directly paid by the Company. Consistent with industry practice, we remit 80% of the value of the merchandise sold to a wire service for settlement with the fulfilling florist. It is customary for the wire service to retain a 7% fee for its services. Additionally, when settling directly with the fulfilling florist, we remit between 71% and 74% of the value of the merchandise sold. It is also industry practice for the clearinghouse to credit back to the originating florist a rebate for payments processed through the clearinghouse.

         Our home and garden merchandise and non-floral related gift products and gourmet foods are shipped by the Company, members of BloomNet or third parties directly to the customer. We ship non-floral gift items by Federal Express, United Parcel Service, United States Postal Service or other common carriers. Most of our home and garden products are fulfilled from its Madison, Virginia fulfillment center.

         The Company's retail fulfillment operations primarily consist of 36 owned stores and 87 franchised stores. Retail fulfillment revenues also include revenues attributable to the Company's wholesale business, fees paid to us by members of the BloomNet network and royalties, fees and sublease payments paid to the us by our franchised stores. Company owned stores serve as local points of fulfillment and enable us to test new products and marketing programs. A majority of the revenues derived from Company owned stores represent fulfillment of our floral orders and are eliminated as intercompany revenues.

         In April 1998, we acquired 88% of the issued and outstanding capital stock of The Plow & Hearth, Inc., a catalog company specializing in home and garden merchandise. We also acquired an advanced distribution facility, which was recently expanded to approximately 300,000 square feet. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. The purchase price, consisting of $16.1 million in cash and a management put liability of $6.3 million, exceeded the estimated fair values of the net assets acquired by $19.6 million. This excess has been recorded as goodwill and is being amortized over 20 years. We borrowed $14.7 million of the purchase price through our bank credit facility. Upon closing of our initial public offering in August 1999, we used a portion of the proceeds to repay amounts then outstanding under its credit facility and to acquire all of the remaining outstanding shares of Plow & Hearth common stock and stock options from the minority stockholders for $8.4 million, thereby satisfying its obligation under the management put liability.

         In fiscal 1999, the Company determined that its online revenues were likely to become the key revenue and profitability drivers of its business going forward. In fiscal 1999, online revenues had reached $52.9 million, or 17.9% of total net revenues. This represented an increase of 97.7% over online revenues of $26.7 million in fiscal 1998. Online revenues in fiscal 1998 represented an increase of 66.2% over online revenues of $16.1 million in fiscal 1997, which in turn represented an increase of 62.0% over online revenues of $9.9 million in fiscal 1996. Conversely, the rate of increase of revenue originating through the telephonic channel was 26.0% in fiscal 1999, which included a full year contribution of revenue by Plow & Hearth which was acquired in April 1998, compared to a growth rate of 11.4% in fiscal 1998 and 13.6% in fiscal 1997. In addition, because opening new retail stores involved significant capital investments, management attention and operating losses until the new stores reached profitability, the Company determined that its retail stores should be a complement to an Internet-focused distribution strategy.

                  Although the Company has been profitable in the past, the Company expects to incur losses for the foreseeable future as a result of the significant operating and capital expenditures required to achieve its objectives. In order to achieve and maintain profitability, the Company will need to generate revenues significantly above historical levels. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce.

RESULTS OF OPERATIONS

         The following table provides items from the Company's consolidated statements of operations expressed as a percentage of total net revenues for the periods indicated:

                                               Years ended
                                   ------------------------------------
                                     JUNE 29,    JUNE 28,     JUNE 27,
                                       1997        1998         1999
                                   -----------  ----------  -----------
 Net revenues:
   Telephonic                            78.0%       73.4%        68.9%
   Online                                 8.6        12.1         17.9
   Retail fulfillment                    13.4        14.5         13.2
                                   -----------  ----------  -----------
        Total net revenues              100.0       100.0        100.0
 Cost of revenues                        61.7        62.1         60.7
                                   -----------  ----------  -----------
 Gross profit                            38.3        37.9         39.3
                                   -----------  ----------  -----------
 Operating expenses:
   Marketing and sales                   25.4        25.1         31.1
   Technology and development             0.8         0.8          2.7
   General and administrative             6.6         7.2          5.3
   Depreciation and amortization          1.8         1.9          2.8
                                   -----------  ----------  -----------
        Total operating expenses         34.6        35.0         41.9
                                   -----------  ----------  -----------
 Operating income (loss)                  3.7         2.9         (2.6)
                                   -----------  ----------  -----------
 Other income (expense), net              0.4         0.8         (0.5)
 Income taxes (benefit)                   1.7         1.4         (0.8)
                                   -----------  ----------  -----------
 Net income (loss)                        2.4%        2.3%       (2.3%)
                                   ===========  ==========  ===========

YEAR ENDED JUNE 27, 1999 COMPARED TO THE YEAR ENDED JUNE 28, 1998

    NET REVENUES. Net revenues consist primarily of the selling price of merchandise and service and shipping charges, net of returns and credits. Total net revenues increased 34.1%, from $220.6 million for the year ended June 28, 1998 to $295.9 million for the year ended June 27, 1999. Telephonic revenues increased 26.0%, from $161.9 million for the year ended June 28, 1999 to $203.9 million for the year ended June 27, 1999, primarily as a result of the April 1998 acquisition of Plow & Hearth. Online revenues increased 97.7%, from $26.7 million for the year ended June 28, 1998 to $52.9 million for the year ended June 27, 1999. Retail fulfillment revenues increased 22.3%, from $32.0 million for the year ended June 28, 1998 to $39.1 million for the year ended June 27, 1999, primarily due to the growth in the number of owned retail stores from 23 to 36. The Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

    COST OF REVENUES. Cost of revenues consists primarily of fees paid to clearinghouses, net of rebates, and the cost of merchandise sold, including inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility expenses related to the Company's wholesale operations and facility costs related to properties that are sublet to the Company's franchisees. Cost of revenues increased 31.2%, from $137.0 million for the year ended June 28, 1999 to $179.7 million for the year ended June 27, 1999. For the same period, gross margin increased 1.4 percentage points to 39.3%. The improvement in gross margin was primarily attributable to the April 1998 acquisition of Plow & Hearth, whose product line carries a higher margin than floral products.

    MARKETING AND SALES EXPENSES. Marketing and sales expenses consist primarily of advertising and promotional expenditures, catalog costs, fees paid to establish and maintain strategic relationships with Internet companies, costs associated with retail store, customer service center and fulfillment center operations and the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses increased 66.3%, from $55.4 million, or 25.1% of total net revenues, for the year ended June 28, 1998, to $92.1 million, or 31.1% of total net revenues, for the year ended June 27, 1999. The increase was primarily attributable to an additional $15 million of catalog printing and circulation expenditures resulting from the Plow & Hearth acquisition, a $5.8 million increase in the Company's online and traditional media advertising campaigns and a $9.3 million increase in payroll in support of increased order fulfillment and customer service activities. We expect marketing and sales expenses to increase significantly in future periods as the Company implements its strategy to expand its base of strategic relationships with Internet companies and to pursue an aggressive branding and marketing campaign.

    TECHNOLOGY AND DEVELOPMENT EXPENSES. Technology and development expenses consist primarily of payroll and operating expenses of our information technology group, costs associated with its Web site, including design, development and third-party hosting, and maintenance, support and licensing costs pertaining to our order entry, customer service, fulfillment and database systems. Technology and development expenses increased from $1.8 million for the year ended June 28, 1998 to $8.1 million for the year ended June 27, 1999. The increase was primarily attributable to a $1.4 million increase in payroll and related expenses for staff additions to the technology team and a $4.9 million increase in development costs incurred to enhance the content and functionality of the Company's Web site and transaction processing system and web hosting fees. We believe that continued investment in technology and development is critical to attaining its strategic objectives and, as a result, we expect technology and development costs to continue to increase significantly, particularly in the areas of Web site development and database management.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and other expenses in support of the Company's executive, finance & accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expenses decreased 0.5%, from $15.8 million, or 7.2% of total net revenues, for the year ended June 28, 1998 to $15.7 million, or 5.3% of total net revenues, for the year ended June 27, 1999. The decrease as a percentage of total net revenues was attributable to a $1.6 million benefit related to the reduction in the Plow & Hearth put liability. We expect that general and administrative expenses will increase in the future due to increased staffing required to support our growth strategy and the incremental costs expected to be incurred as a public company.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $4.2 million for the year ended June 28, 1998 to $8.4 million for the year ended June 27, 1999. The increase was primarily due to additional capital expenditures in short-lived information systems hardware and software, as well as the increase in depreciable assets acquired and goodwill created by the Plow & Hearth acquisition.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest expense attributable to the Company's credit facility, promissory notes issued to sellers in acquisitions, and leases, offset by interest income on the Company's cash and short-term investments and dividend income. For the year ended June 27, 1999, the Company recorded a net expense of $1.2 million due primarily to the financing of the Plow & Hearth acquisition. For the year ended June 28, 1998, the Company realized other net income of $1.7 million, which consisted primarily of a $1.5 million dividend from a minority investment.

    INCOME TAXES. For the year ended June 27, 1999, the Company incurred a loss that provided a tax benefit of $2.7 million at an effective rate of 29.0%. The effective tax rate differed from the combined statutory rate primarily as a result of the non-deductibility of certain goodwill amortization and the provision of a valuation allowance on state tax benefits. For the year ended June 28, 1998, the Company provided for taxes of $3.2 million at an effective rate of 39.4%. The Company anticipates incurring significant losses in the foreseeable future. After accounting for recoverable income taxes due to allowable tax carry-back claims, the Company intends to provide a full valuation allowance on the related deferred tax asset to reflect the uncertainty of its realization in the future.

YEAR ENDED JUNE 28, 1998 COMPARED TO THE YEAR ENDED JUNE 27, 1997

    NET REVENUES. Total net revenues increased 18.3%, from $186.4 million for fiscal 1997 to $220.6 million for fiscal 1998. Telephonic revenues increased 11.4%, from $145.3 million in fiscal 1997 to $161.9 million in fiscal 1998. The increase was primarily due to the Company's April 1998 acquisition of Plow & Hearth, which contributed $11.4 million in net revenues in the fourth quarter. Online revenues increased 66.2%, from $16.1 million in fiscal 1997 to $26.7 million in fiscal 1998. Retail fulfillment revenues increased 27.7%, from $25.0 million in fiscal 1997 to $32.0 million in fiscal 1998, primarily as a result of the Company's July 1997 acquisition of a wholesale supplier of fresh-cut flowers and floral arrangements to the supermarket industry, which generated $5.0 million in net revenues in fiscal 1998.

    COST OF REVENUES. Cost of revenues increased 19.0%, from $115.1 million in fiscal 1997 to $137.0 million in fiscal 1998. The increase was in line with the increase in total net revenues. Gross margin decreased 0.4 percentage points from 38.3% to 37.9% due to an increase in the percentage of total net revenue from lower margin wholesale operations.

    MARKETING AND SALES EXPENSES. Marketing and sales expenses increased 16.8%, from $47.5 million, or 25.5% of total net revenues, for fiscal 1997 to $55.4 million, or 25.1% of total net revenues, for fiscal 1998. The additional spending was primarily attributable to a $5.5 million increase in payroll in support of order fulfillment and customer service activities, $2.6 million of catalog expenditures resulting from the Plow & Hearth acquisition and an increase of $1.8 million resulting from the expansion of the Company's online presence through an online marketing agreement with AOL. These increases were offset, in part, by a $3.0 million decrease in traditional marketing that contributed to the decrease as a percentage of net revenues.

    TECHNOLOGY AND DEVELOPMENT EXPENSES. Technology and development expenses increased 27.1%, from $1.4 million in fiscal 1997 to $1.8 million in fiscal 1998 as a result of an increase in web hosting fees of $340,000. In addition to recognized product development expenses, the Company capitalized $5.2 million of software development costs in fiscal 1998 in accordance with SOP 98-1, reflecting increased investments in infrastructure. This compares to $828,000 of capitalized development costs in fiscal 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 28.3%, from $12.3 million, or 6.6% of total net revenues, for fiscal 1997 to $15.8 million, or 7.2% of total net revenues, for fiscal 1998. The increase in general and administrative expenses was primarily due to an $856,000 increase in professional fees related to retail fulfillment operations, successful trademark defense costs and a charge to earnings in June 1998 of $1.6 million related to an increase in the Plow & Hearth put liability.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $3.3 million in fiscal 1997 to $4.2 million in fiscal 1998. The increase relates to the higher level of depreciable assets in fiscal 1998 as well as the depreciable assets acquired and goodwill created by the Plow & Hearth acquisition.

    OTHER INCOME (EXPENSE), NET. Other income, net increased from $674,000 for fiscal 1997 to $1.7 million for fiscal 1998. The increase was primarily attributable to a $1.5 million dividend from a minority investment partially offset by increased interest expense related to borrowings incurred to finance the acquisition of Plow & Hearth.

    INCOME TAXES. Income taxes increased from $3.1 million for fiscal 1997 to $3.2 million for fiscal 1998. The effective tax rate decreased 2.3 percentage points, from 41.7% for fiscal 1997 to 39.4% for fiscal 1998. The reduction in rate was caused by receipt of a $1.5 million dividend taxed at more favorable rates, offset in part by the effect of higher non-deductible goodwill related to the Plow & Hearth acquisition.

                         QUARTERLY RESULTS OF OPERATIONS

         The following table provides unaudited quarterly statement of consolidated operations for each quarter of fiscal 1998 and 1999. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                         THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                       SEPT.     DEC. 28,    MAR. 29,   JUNE 28,     SEPT.       DEC. 27,    MAR. 28,     JUNE
                                      28, 1997     1997        1998       1998      27, 1998       1998        1999      27, 1999
                                                                           (IN THOUSANDS)
 Net revenues:
   Telephonic                          $28,601    $40,041     $38,499    $54,733     $34,370      $67,972     $43,903    $57,640
   Online                                3,276      5,938       7,095     10,439       6,258       10,771      13,219     22,638
   Retail fulfillment                    5,638      7,610       9,519      9,203       6,946       10,061      10,168     11,927
                                     ---------- ----------  ---------- ----------  ----------  ----------- -----------  ---------

        Total net revenues              37,515     53,589      55,113     74,375      47,574       88,804      67,290     92,205
 Cost of revenues                       23,499     33,361      34,913     45,193      29,793       51,847      42,098     55,959
                                     ---------- ----------  ---------- ----------  ----------  ----------- -----------  ---------

 Gross profit                           14,016     20,228      20,200     29,182      17,781       36,957      25,192     36,246

                                     ---------- ----------  ---------- ----------  ----------  ----------- -----------  ---------
 Operating expenses:
   Marketing and sales                   9,792     14,689      13,608     17,328      14,455       33,065      19,684     24,943
   Technology and development              409        185         534        666       1,127        1,807       2,273      2,860
   General and administrative            3,280      3,730       3,305      5,517       2,348        3,273       4,907      5,220
   Depreciation and amortization           905        905         958      1,400       1,871        2,015       2,157      2,342
                                     ---------- ----------  ---------- ----------  ----------  ----------- -----------  ---------

        Total operating expenses        14,386     19,509      18,405     24,911      19,801       40,160      29,021     35,365
                                     ---------- ----------  ---------- ----------  ----------  ----------- -----------  ---------

 Operating income (loss)                  (370)       719       1,795      4,271      (2,020)      (3,203)     (3,829)       881
                                     ---------- ----------  ---------- ----------  ----------  ----------- -----------  ---------

 Other income (expense), net             1,724        (13)         56         73        (227)        (623)       (378)      (162)
 Income taxes (benefit)                    524        273         718      1,666        (677)      (1,071)     (1,178)       211
                                     ---------- ----------  ---------- ----------  ----------  ----------- -----------  ---------

 Net income (loss)                        $830       $433      $1,133     $2,678    $ (1,570)     $(2,755)    $(3,029)      $508
                                     ========== ==========  ========== ==========  ==========  =========== ===========  =========

         The Company's quarterly results may experience seasonal fluctuations. Historically, revenues have been highest in the fourth fiscal quarter, due to a number of major floral gifting occasions, including Mother's Day, Secretaries' Week and Easter. Due to the acquisition of Plow & Hearth, which generates more revenues in the second fiscal quarter due to Christmas and Thanksgiving, the Company's second fiscal quarter revenues in fiscal 1999 increased significantly from historical levels. The Company expects its second fiscal quarter revenues to represent a larger proportion of its total revenues in the future.

LIQUIDITY AND CAPITAL RESOURCES

         At June 27, 1999, our cash and equivalents balance was $99.2 million, compared to $8.9 million at June 28, 1998. On May 20, 1999, we completed a private placement of preferred stock, yielding net proceeds of $101.6 million. Additionally, on August 3, 1999, we completed an initial public offering of 6,000,000 shares of our Class A common stock generating net proceeds of approximately $115.7 million. In addition, to finance prior acquisitions, we issued promissory notes to sellers and entered into a credit agreement with a bank that provides for an $18.0 million term loan and a $5.0 million revolving credit facility, as amended. Additionally, we have a $4.5 million revolving credit line with another bank. At June 27, 1999, in addition to the $18.0 million outstanding under the term loan, approximately $4.0 million was outstanding under the revolving credit facility and other credit lines.

         We used $5.3 million in cash to fund operations during the year ended June 27, 1999, principally to fund our net loss as well as increases in accounts receivable, inventories and deferred charges related to the America Online, Inc. ("AOL") agreement. This use of cash was offset in part by increases in accounts payable and accrued expenses, due primarily to our revenue growth. We generated $10.7 million and $9.5 million in cash from operations in fiscal 1997 and 1998, respectively.

         We used $6.4 million in cash for investing activities during the year ended June 27, 1999. We used $4.2 million and $25.5 million in cash for investing activities in fiscal 1997 and 1998, respectively. In each period, cash used for investing activities related primarily to the purchase of property, equipment and investments in systems infrastructure and, in fiscal 1998, the acquisition of Plow & Hearth. For the year ended June 27, 1999, we generated cash by liquidating investments yielding proceeds of $5.4 million. In fiscal 1998, we used $15.2 million, net of cash acquired, related to the Plow & Hearth acquisition.

         We generated $102.0 million in cash from financing activities during the year ended June 27, 1999 and $13.4 million in fiscal 1998. For the year ended June 27, 1999, financing activities included net proceeds of $101.6 million resulting from the May 1999 private placement of preferred stock. Concurrent with this transaction, we also used $4.3 million to redeem our existing class C common stock from our principal shareholder. Financing activities for the year ended June 27, 1999 also included net borrowings of $7.3 million under our credit facility and revolving lines of credit, offset in part by repayments of capital lease obligations. In fiscal 1998, we borrowed $15.5 million to finance the Plow & Hearth acquisition, offset in part by repayments of capital leases and seller acquisition notes and the purchase into treasury of $133,000 of outstanding class A and B common stock. In fiscal 1997, we used $1.7 million in financing activities related to the repayment of capital leases and promissory notes issued to sellers.

         Our material capital commitments consist of:

         o an aggregate of $21.0 million outstanding at June 27, 1999 under our credit agreement that bears interest at LIBOR plus 2.25% per annum (7.31% at June 27, 1999). This obligation was repaid in August from the proceeds of our initial public offering;
         o promissory notes issued to sellers in connection with prior acquisitions by us in the aggregate principal amount of $4.5 million, which bear interest at rates ranging from 6.5% to 12% per annum and mature at dates ranging from September 1999 to November 2004, all of which are secured by either the stock or assets of various subsidiaries of 1-800-FLOWERS.COM;
         o   obligations outstanding under capital and operating leases;
             and
         o online marketing agreements with America Online, Inc. ("AOL"). Under an agreement with AOL, we were required to pay a minimum of $11,500,000 over a four-year period commencing July 1, 1997. Such online marketing costs are capitalized and amortized over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the agreement. Through June 27, 1999, we had paid $7,500,000 to AOL under these agreements. Of the remaining $4,000,000, $3,000,000 was paid in July 1999 and $500,000 was to be payable during each of the fiscal years ending June 2000 and 2001. In September 1999, we expanded both the term and scope of our strategic relationship with AOL. Pursuant to the terms of the new agreement, we will pay AOL $37,000,000 over the new four-year term of the agreement which extends through fiscal 2003.

             Additionally, during the first two years of the new agreement, we are required to share a portion of revenue derived from such online marketing agreements. Such amount is expensed as the related revenue is recognized. Our remaining payment obligations to AOL under the previous agreements were cancelled upon the effectiveness bhof the new agreement.

         At June 27, 1999, our known commitments for the subsequent twelve months totaled approximately $28.3 million and were comprised of fees related to online marketing agreements (including the new AOL agreement), co-marketing fees related to airline frequent flier programs, expenses under our operating leases, interest expense and the current portion of long term debt, excluding the credit facility repaid from the proceeds of the initial public offering.

         We believe that cash and equivalents at June 27, 1999, together with net proceeds from the August IPO will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we may, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

   THE COMPANY'S STATE OF READINESS

         We have made a preliminary assessment of the state of its operating and administrative systems, including its telecommunications systems, its order processing and data collection systems and its Internet-related systems, to assess its state of Year 2000 readiness. Our assessment plan consists of:

         o evaluating its date dependent code, software and hardware and evaluating external dependencies;
         o quality assurance testing of its internally developed software and systems; and
         o obtaining assurances or warranties from third-party vendors and licensors of material hardware, software and services that are related to the delivery of our services.

         As part of our effort to assess its Year 2000 readiness, we identified our material suppliers and vendors, sent letters requesting Year 2000 compliance statements, recorded their responses, and investigated alternative products and services for those suppliers not prepared for Year 2000.

         Our critical systems fall into six categories: transaction processing, call management, telecommunications, fulfillment, finance and interactive applications. The core transaction processing and infrastructure systems are internally maintained and hosted. Interactive-based applications, which our Web site and BloomLink, are hosted at Fry Multimedia. To date, the Company's assessment has determined that these critical business systems are all Year 2000 compliant, except our call routing system, which we expect to be fully Year 2000 compliant by October 1999.

         1-800-FLOWERS.COM's non-critical and non-information technology systems, which include security and mailing systems, mail room facilities for automated postage, fire and backup generator systems and company-wide paging and alert systems, have been tested and/or represented to us as Year 2000 compliant.

         The non-information technology systems of Plow & Hearth, including those used for picking, packing, shipping, receiving and security, were upgraded as part of an overall warehouse expansion project in 1998. As a result, all of these systems have been identified, assessed and found to be Year 2000 compliant.

         All material commercial software and hardware on which we depend is either Year 2000 compliant or will be upgraded to be compliant in the normal course of business through the installation of upgrades or replacements. Our material hardware, software and service vendors have informed us that the products we use, or will be using as upgrades or replacements, to support the our operations are Year 2000 compliant. Our Web site hosting service, Fry Multimedia, has represented to us that our hardware and software systems are Year 2000 compliant. Our internal critical business systems are dependent on the software and hardware products of four vendors: Oracle, Sun, Microsoft and AT&T. Oracle and Sun have represented to us that their products are Year 2000 compliant. We are in the process of migrating our current Microsoft software applications to Year 2000 compliant software released by Microsoft, which we expect to complete by October 1999. We expect our AT&T products to be upgraded for compliance by October 1999, with the exception of AT&T's dynamic call routing software, which we expect to replace by October 1999 with other call routing software, which has been represented to us as Year 2000 compliant.

         We are in the process of contacting our major suppliers of fresh products (flowers and plants) and hard goods for their Year 2000 compliance. We expect to complete our assessment of these suppliers by October 1999. Our business is not dependent on any one supplier. If one or more of these suppliers are not Year 2000 compliant, we will obtain our fresh products and hard goods from alternative suppliers that are Year 2000 compliant.

         Approximately one-half of BloomNet florists use the BloomLink web-based order processing system, which is Year 2000 compliant. The remaining BloomNet florists are being approached to implement BloomLink. By the end of 1999 we expect our fulfilling florists to be electronically linked to 1-800-FLOWERS.COM either through BloomLink or one of the other available Year 2000 compliant communication systems. Our business is not dependent on any one florist or wire service. To the extent one or more BloomNet florists are not so linked, then we may use an alternative fulfilling florist.

   COSTS TO ADDRESS YEAR 2000 ISSUES

         To date, we have not incurred any significant costs attributable to Year 2000 compliance. Our recent information technology investments have been in support of our expanding operating and decision support requirements and to the extent they involved a replacement of an existing system, also accommodated Year 2000 compliance. We do, however, expect to incur approximately $1.0 million to make our call routing system Year 2000 compliant. Other than these costs, we are not currently aware of any material operational issues or costs associated with preparing our systems for the Year 2000. Nonetheless, we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material vendor to be Year 2000 compliant.

   RISKS ASSOCIATED WITH YEAR 2000 ISSUES

         Notwithstanding our Year 2000 compliance efforts, the failure of a material system or vendor, or the Internet generally, to be Year 2000 compliant could harm the operation of our systems or have other unforeseen, material adverse consequences to us. We may also experience external Year 2000-related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. All of these factors could materially adversely affect our business.

   CONTINGENCY PLANS

         We are engaged in an ongoing Year 2000 assessment and have not developed a contingency plan to address situations that might occur if technologies on which we depend are not Year 2000 compliant.

         We intend to develop a contingency plan, which we expect to complete by October 1999. The results of our Year 2000 assessment and testing, and the responses received from third-party vendors and service providers will be taken into account in determining the need for and nature and extent of any contingency plans.

         Based on our assessment done to date, we believe that the reasonable likely worst-case scenario with respect to Year 2000 issues could be the difficulty for customers to place orders in the event of disruption of power or communication facilities. Although these events could have an adverse effect on our business in the short-term, we do not believe that Year 2000 issues will materially and adversely affect our business, results of operations or financial condition over the long-term. No assurances can be given that these expectations will be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, its long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         ANNUAL FINANCIAL STATEMENTS: See Part IV, Item 14 of this Annual Report on Form 10-K. SELECTED QUARTERLY FINANCIAL DATA: See Part II, Item 7 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Proposal 1-Election of Directors," "Additional Information" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

           Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Executive Compensation" and "Additional
Information-Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Security Ownership by Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K.

         Upon written request, the Company will provide, without charge, a copy of this Annual Report on Form 10-K, including the consolidated financial statements, financial statement schedule and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

         1-800-FLOWERS.COM, Inc.
         Investor Relations
         1600 Stewart Avenue
         Westbury, New York 11590
         (516) 237-6000

(a) List of Documents Filed as a Part of this Annual Report on Form 10-K:

     (1) Index to Consolidated Financial Statements:

                                                                                Page
         Report of Independent Auditors                                          F-1
         Consolidated Balance Sheets as of June 28, 1998 and June 27, 1999       F-2
         Consolidated Statements of Operations for the years ended June 29,
              1997,  June 28, 1998 and June 27, 1999                             F-3
         Consolidated Statements of Stockholders' Equity (Deficit) for the
              years ended June 29, 1997, June 28, 1998 and June 27, 1999         F-4
         Consolidated Statements of Cash Flows for the years ended
              June 27, 1997, June 28, 1998 and June 27, 1999                     F-5
         Notes to Consolidated Financial Statements                              F-6

     (2) Index to Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

         All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (3) Index to Exhibits

         The following exhibits are required to be filed with this Report by
Item 14. Other than exhibits 10.22, 21.1, 23.1 and 27.1, which are filed herewith, the following exhibits are incorporated by reference to the exhibits of same number contained in the Company's registration statement on Form S-1 (No. 333-78985), dated August 2, 1999.

      NUMBER                           DESCRIPTION
      ------                           -----------

         3.1      Third Amended and Restated Certificate of Incorporation.
         3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation.
         3.3      Amended and Restated By-laws.
         4.1      Specimen class A common stock certificate.
         4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
         4.3      Form of Warrant.
         10.1 Lease, commencing on May 15, 1998, between 1600 Stewart Avenue, L.L.C and 800-FLOWERS, Inc.

         10.2 Investment Agreement, dated as of January 16, 1995, among Chemical Venture Capital Associates, Teleway, Inc. and James
                  F. McCann.
         10.3 Consent and Amendment No. 1 to Investment Agreement, dated as of May 20, 1999, among Chase Capital Partners, 1-800-FLOWERS.COM, Inc. and James F. McCann.
         10.4 Credit Agreement, dated as of March 19,1999, between 1-800-FLOWERS, Inc. and The Chase Manhattan Bank.
         10.5     Reserved
         10.6     Reserved
         10.7 * E-Commerce Merchant Agreement for The Plaza on MSN, with a term start date of October 21, 1997, between The Microsoft Network, L.L.C. and 800-FLOWERS, Inc., as amended.
         10.8 * Sponsorship Agreement, dated as of May 1, 1998, between Excite, Inc. and 800-FLOWERS, Inc.
         10.9 Development and Hosting Agreement, dated as of June 18, 1999, between Fry Multimedia, Inc. and 800-Gifthouse, Inc.
         10.10    1997 Stock Option Plan, as amended.
         10.11 Stockholders' Agreement, dated as of April 3, 1998, among The Plow & Hearth, Inc., 1-800-FLOWERS, Inc. and the Persons Set Forth on Schedule A thereto.
         10.12 Amendments to Stockholders' Agreement, dated as of May 17, 1999, among The Plow & Hearth, Inc., 1-800-FLOWERS.COM, Inc. and the Persons Set Forth on Schedule A thereto.
         10.13 Employment Agreement, effective as of January 4, 1999, between John W. Smolak and 1-800-FLOWERS, Inc.
         10.14 Employment Agreement, effective as of April 3, 1998, between Peter G. Rice and 1-800-FLOWERS, Inc.
         10.15 Employment Agreement, effective as of January 18, 1999, between Kerry W. Coin and 1-800-FLOWERS, Inc.
         10.16 Investors' Rights Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc. James F. McCann, Christopher G. McCann and the persons designated as Investors on the signature pages thereto.
         10.17 Stock Purchase Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc., James F. McCann, Christopher G. McCann and the Investors listed on Schedule A thereto.
         10.18    1999 Stock Incentive Plan.
         10.19 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc.
         10.20 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc.
         10.21 First Amendment to Credit Agreement Waiver and Consent, entered into as of May 20, 1999, between 1-800-FLOWERS.COM, Inc. and The Chase Manhattan Bank.
         10.22  # Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 1999, by and between America Online, Inc. and 800-FLOWERS.COM, Inc.
         21.1     Subsidiaries of the Registrant.
         23.1     Consent of Ernst & Young LLP.
         24.1     Powers of Attorney (included in the signature page)
         27.1     Financial Data Schedule for the year ended June 27, 1999.
----------

* Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
# Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 27, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 24, 1999                   1-800-FLOWERS.COM, Inc.


                                            By: /s/ JAMES F. MCCANN
                                                --------------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)

                                POWER OF ATTORNEY

         We, the undersigned directors and/or officers of 1-800-FLOWERS.COM, Inc. (the "Company"), hereby severally constitute and appoint James F. McCann and John W. Smolak, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, to sign any and all amendments to this Annual Report, and other documents in connection therewith, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities indicated below:


Dated: September 24, 1999                   By: /s/ JAMES F. MCCANN
                                                --------------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)


Dated: September 24, 1999                   By: /s/ JOHN W. SMOLAK
                                                --------------------------------
                                            John W. Smolak
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)

Dated: September 24, 1999                   By: /s/ CHRISTOPHER G. MCCANN
                                                --------------------------------
                                            Christopher G. McCann
                                            Director, Senior Vice President


Dated: September 24, 1999                   By: /s/ DAVID BEIRNE
                                                --------------------------------
                                            David Beirne
                                            Director


Dated: September 24, 1999                   By: /s/ LAWRENCE CALCANO
                                                --------------------------------
                                            Lawrence Calcano
                                            Director


Dated: September 24, 1999                   By: /s/ CHARLES R. LAX
                                                --------------------------------
                                            Charles R. Lax
                                            Director


Dated: September 24, 1999                   By: /s/ T. GUY MINETTI
                                                --------------------------------
                                            T. Guy Minetti
                                            Director


Dated: September 24, 1999                   By: /s/ KEVIN J. O'CONNOR
                                                --------------------------------
                                            Kevin J. O'Connor
                                            Director


Dated: September 24, 1999                   By: /s/ JEFFREY C. WALKER
                                                --------------------------------
                                            Jeffrey C. Walker
                                            Director

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of June 28, 1998 and June 27, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 27, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 28, 1998 and June 27, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 27, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Melville, New York
August 20, 1999, except for
   the last paragraph of Note 11,
   Commitments and Contingencies-
   Leases, as to which the date is
   September 1, 1999

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 28,     JUNE 27,
                                                                                      1998         1999
                                                                                    ---------    ---------
ASSETS
Current assets:
  Cash and equivalents                                                              $   8,873    $  99,183
  Short-term investments                                                                5,034         --
  Receivables, net                                                                      8,432        9,284
  Inventories                                                                           4,971        7,496
  Prepaid and other                                                                     1,026        1,307
  Recoverable income taxes                                                               --          2,431
  Deferred tax assets                                                                   1,637        1,504
                                                                                    ---------    ---------
    Total current assets                                                               29,973      121,205

Property, plant and equipment at cost, net                                             19,379       27,525
Investments                                                                             1,383          984
Capitalized investment in leases                                                        1,837        1,452
Notes receivable, net                                                                     902          722
Goodwill, net of accumulated amortization of $534 in 1998 and $1,693 in 1999           22,725       21,362
Investment in licenses, net of accumulated amortization of $1,175 in 1998 and
  $1,499 in 1999                                                                        3,752        3,428
Other                                                                                   1,795        5,677
                                                                                    ---------    ---------
Total assets                                                                        $  81,746    $ 182,355
                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $  20,790    $  23,396
  Accrued expenses                                                                      3,101        5,543
  Current maturities of long-term debt and obligations under capital leases             3,287        6,647
  Income taxes payable                                                                    845         --
                                                                                    ---------    ---------
    Total current liabilities                                                          28,023       35,586

Long-term debt and obligations under capital leases                                    22,463       27,457
Deferred tax liabilities                                                                1,332          183
Deferred rent and other liabilities                                                     2,904        3,826
Management put liability                                                                8,660        6,300
                                                                                    ---------    ---------
Total liabilities                                                                      63,382       73,352

Redeemable Class C common stock, $.01 par value, shares issued and outstanding:
  348,220 in 1998 and none in 1999, stated at liquidation and redemption value         17,692         --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued in
   1998, 1,127,546 shares issued and outstanding in 1999, stated at liquidation
   value                                                                                 --        117,573
  Class A common stock, $.01 par value, 200,000,000 shares authorized, 480,870
   and 4,100,012 shares issued in 1998 and 1999, respectively                               5           41
  Class B common stock, $.01 par value, 200,000,000 shares authorized, 48,849,927
   and 45,579,005 shares issued in 1998 and 1999, respectively                            488          456
  Additional paid-in capital                                                            1,739        6,038
  Accumulated other comprehensive income                                                   14         --
  Retained earnings (deficit)                                                           1,534      (10,527)
  Deferred compensation                                                                  --         (1,470)
  Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares in 1998
   and 1999                                                                            (3,108)      (3,108)
                                                                                    ---------    ---------
     Total stockholders' equity                                                           672      109,003
                                                                                    ---------    ---------
Total liabilities and stockholders' equity                                          $  81,746    $ 182,355
                                                                                    =========    =========

SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED
                                                                -------------------------------------------
                                                                JUNE 29, 1997  JUNE 28, 1998  JUNE 27, 1999
                                                                -------------  -------------  -------------
Net revenues                                                      $ 186,430      $ 220,592      $ 295,873
Cost of revenues                                                    115,078        136,966        179,697
                                                                  ---------      ---------      ---------
Gross profit                                                         71,352         83,626        116,176

Operating expenses:
  Marketing and sales                                                47,464         55,417         92,147
  Technology and development                                          1,411          1,794          8,067
  General and administrative                                         12,338         15,832         15,748
  Depreciation and amortization                                       3,287          4,168          8,385
                                                                  ---------      ---------      ---------
       Total operating expenses                                      64,500         77,211        124,347
                                                                  ---------      ---------      ---------
Operating income (loss)                                               6,852          6,415         (8,171)

Other income (expense):
  Interest income                                                     1,121          1,290          1,420
  Interest expense                                                     (912)        (1,177)        (2,610)
  Other, net                                                            465          1,541              7
                                                                  ---------      ---------      ---------
       Total other income (expense)                                     674          1,654         (1,183)
                                                                  ---------      ---------      ---------

Income (loss) before income taxes and minority interests              7,526          8,069         (9,354)
Provision (benefit) for income taxes                                  3,135          3,181         (2,715)
                                                                  ---------      ---------      ---------

Income (loss) before minority interests                               4,391          4,888         (6,639)
Minority interests in operations of consolidated subsidiaries            (4)           186           (207)
                                                                  ---------      ---------      ---------

Net income (loss)                                                     4,387          5,074         (6,846)
Redeemable Class C common stock dividends                            (1,462)        (1,608)        (5,215)
                                                                  ---------      ---------      ---------

Net income (loss) applicable to common stockholders               $   2,925      $   3,466      $ (12,061)
                                                                  =========      =========      =========

Net income (loss) per common share applicable to common
  stockholders:
   Basic                                                          $    0.07      $    0.08      $   (0.27)
                                                                  =========      =========      =========
   Diluted                                                        $    0.06      $    0.07      $   (0.27)
                                                                  =========      =========      =========

Shares used in the calculation of net income (loss) per
  common share:
   Basic                                                             44,140         44,120         44,035
                                                                  =========      =========      =========
   Diluted                                                           46,740         46,610         44,035
                                                                  =========      =========      =========

SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           YEARS ENDED JUNE 29, 1997, JUNE 28, 1998 AND JUNE 27, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 COMMON STOCK
                                                                  -------------------------------------------
                                             PREFERRED STOCK            CLASS A                CLASS B
                                           --------------------   -------------------   ---------------------
                                            SHARES      AMOUNT      SHARES     AMOUNT     SHARES       AMOUNT
                                           ---------   --------   ----------   ------   -----------    ------
Balance at June 30, 1996                        --     $   --        480,870    $  5     48,849,927    $ 488
Accrual of Redeemable Class C common
   stock dividends                              --         --           --       --            --       --
Comprehensive income:
   Net income                                   --         --           --       --            --       --
   Unrealized gain on marketable
   securities                                   --         --           --       --            --       --

      Total comprehensive income                --         --           --       --            --       --
                                           ---------   --------   ----------    ----    -----------    -----

Balance at June 29, 1997                        --         --        480,870       5     48,849,927      488
Accrual of Redeemable Class C common
   stock dividends                              --         --           --       --            --       --
Purchase of treasury stock                      --         --           --       --            --       --
Comprehensive income:
   Net income                                   --         --           --       --            --       --
   Unrealized gain on marketable
   securities                                   --         --           --       --            --       --

      Total comprehensive income                --         --           --       --            --       --
                                           ---------   --------   ----------    ----    -----------    -----

Balance at June 28, 1998                        --         --        480,870       5     48,849,927      488
Accrual of Redeemable Class C common
   stock dividends                              --         --           --       --            --       --
Employee stock options                          --         --           --       --            --       --
Amortization of deferred compensation           --         --           --       --            --       --
Issuance of Series A preferred stock       1,127,546    117,573         --       --            --       --
Issuance of Class A common stock in
   connection with redemption of Class C
   common stock                                 --         --        263,452       3           --       --
Issuance of Class B common stock in
   connection with redemption of Class C
   common stock                                 --         --           --       --          84,768        1
Conversion of Class B common stock into
   Class A common stock                         --         --      3,836,560      38     (3,836,560)     (38)
Conversion of Class A common stock into
   Class B common stock                         --         --       (480,870)     (5)       480,870        5
Comprehensive loss:
   Net loss                                     --         --           --       --            --       --
   Unrealized loss on marketable
   securities                                   --         --           --       --            --       --

        Total comprehensive loss                --         --           --       --            --       --
                                           ---------   --------   ----------    ----    -----------    -----

Balance at June 27, 1999                   1,127,546   $117,573    4,100,012    $ 41     45,579,005    $ 456
                                           =========   ========   ==========    ====    ===========    =====


                                                     ACCUMULATED                                                  TOTAL
                                          ADDITIONAL   OTHER      RETAINED                 TREASURY STOCK     STOCKHOLDERS'
                                           PAID-IN  COMPREHENSIVE EARNINGS    DEFERRED   -------------------     EQUITY
                                           CAPITAL     INCOME     (DEFICIT) COMPENSATION  SHARES     AMOUNT     (DEFICIT)
                                           -------  -----------   --------  ------------ ---------   -------    ---------
Balance at June 30, 1996                   $ 1,739      $(15)     $ (4,857)   $  --      5,191,400   $(2,975)   $  (5,615)
Accrual of Redeemable Class C common
   stock dividends                            --         --         (1,462)      --           --        --         (1,462)
Comprehensive income:
   Net income                                 --         --          4,387       --           --        --          4,387
   Unrealized gain on marketable
   securities                                 --          20          --         --           --        --             20
                                                                                                                ---------
      Total comprehensive income              --         --           --         --           --        --          4,407
                                           -------      ----      --------    -------    ---------   -------    ---------

Balance at June 29, 1997                     1,739         5        (1,932)      --      5,191,400    (2,975)      (2,670)
Accrual of Redeemable Class C common
   stock dividends                            --         --         (1,608)      --           --        --         (1,608)
Purchase of treasury stock                    --         --           --         --        141,400      (133)        (133)
Comprehensive income:
   Net income                                 --         --          5,074       --           --        --          5,074
   Unrealized gain on marketable
   securities                                 --           9          --         --           --        --              9
                                                                                                                ---------
      Total comprehensive income              --         --           --         --           --        --          5,083
                                           -------      ----      --------    -------    ---------   -------    ---------

Balance at June 28, 1998                     1,739        14         1,534       --      5,332,800    (3,108)         672
Accrual of Redeemable Class C common
   stock dividends                            --         --         (1,584)      --           --        --         (1,584)
Employee stock options                       1,680       --           --       (1,680)        --        --           --
Amortization of deferred compensation         --         --           --          210         --        --            210
Issuance of Series A preferred stock        (1,008)      --           --         --           --        --        116,565
Issuance of Class A common stock in
   connection with redemption of Class C
   common stock                              2,744       --         (2,747)      --           --        --           --
Issuance of Class B common stock in
   connection with redemption of Class C
   common stock                                883       --           (884)      --           --        --           --
Conversion of Class B common stock into
   Class A common stock                       --         --           --         --           --        --           --
Conversion of Class A common stock into
   Class B common stock                       --         --           --         --           --        --           --
Comprehensive loss:
   Net loss                                   --         --         (6,846)      --           --        --         (6,846)
   Unrealized loss on marketable
   securities                                 --         (14)         --         --           --        --            (14)
                                                                                                                ---------
        Total comprehensive loss              --         --           --         --           --        --         (6,860)
                                           -------      ----      --------    -------    ---------   -------    ---------

Balance at June 27, 1999                   $ 6,038      $--       $(10,527)   $(1,470)   5,332,800   $(3,108)   $ 109,003
                                           =======      ====      ========    =======    =========   =======    =========

SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                        -------------------------------------------
                                                        JUNE 29, 1997  JUNE 28, 1998  JUNE 27, 1999
                                                        -------------  -------------  -------------
OPERATING ACTIVITIES:
Net income (loss)                                          $  4,387      $  5,074      $  (6,846)
Reconciliation of net income (loss) to net cash
  provided by (used in) operations:
  Depreciation and amortization                               3,287         4,168          8,385
  Deferred income taxes                                        (170)          265         (1,016)
  Management put liability                                     --           1,631         (1,631)
  Bad debt expense                                              553           383            444
  Minority interests                                              4          (186)           207
  Amortization of deferred compensation                        --            --              210
  Loss on disposal of equipment and other                      --             313            364
   Changes in operating items, excluding the effects
   of acquisitions:
       Working capital items                                  2,547          (284)        (2,330)
       Nonworking capital items                                  56        (1,864)        (3,072)
                                                           --------      --------      ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        10,664         9,500         (5,285)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                           (1,057)      (15,206)          --
Proceeds on sale of retail operations                            83          --             --
Capital expenditures, net of noncash
  expenditures-$1,114, $561, and $3,009, for fiscal
  1997, 1998 and 1999, respectively                          (1,814)      (10,302)       (11,960)
Purchases of investments                                     (4,382)       (4,050)          --
Sales and maturities of available-for-sale investments        3,077         3,754          5,419
Notes receivable, net                                           (97)          341            178
                                                           --------      --------      ---------
  NET CASH USED IN INVESTING ACTIVITIES                      (4,190)      (25,463)        (6,363)

FINANCING ACTIVITIES:
Redemption of Class C common stock                             --            --           (4,347)
Proceeds from issuance of preferred stock, net                 --            --          101,636
Payment of deferred offering costs                             --            --           (1,019)
Proceeds from bank borrowings                                  --          15,500         35,402
Acquisition of treasury stock                                  --            (133)          --
Payments of capital lease obligations                        (1,408)       (1,648)        (1,639)
Repayment of notes payable and bank borrowings                 (262)         (326)       (28,075)
                                                           --------      --------      ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (1,670)       13,393        101,958
                                                           --------      --------      ---------

Net change in cash and equivalents                            4,804        (2,570)        90,310
Cash and equivalents:
  Beginning of year                                           6,639        11,443          8,873
                                                           --------      --------      ---------

  End of year                                              $ 11,443      $  8,873      $  99,183
                                                           ========      ========      =========

SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1999

1. DESCRIPTION OF BUSINESS

         1-800-FLOWERS.COM, Inc. ("1-800-FLOWERS.COM") is a leading e-commerce provider of floral products and gifts. Customers can purchase products through any of three sales channels: online, by calling toll-free and by visiting one of 123 retail stores (owned or franchised) located across the United States. 1-800-FLOWERS.COM has broadened its product lines to include home and garden merchandise through its acquisition of The Plow & Hearth, Inc. ("Plow & Hearth") in April 1998 (see Note 3).

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of 1-800-FLOWERS.COM and its wholly-owned and majority-owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

         Cash and equivalents consist of demand deposits with banks, highly liquid money market funds, overnight repurchase agreements and commercial paper with maturities of three months or less when purchased.

INVESTMENTS

         1-800-FLOWERS.COM's investments, consisting primarily of debt and equity securities, are classified as available-for-sale and are stated at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of investments sold is determined using the specific identification method. Estimated fair values of investments are based on quoted market prices at the end of each accounting period. Interest, dividends and other distributions of earnings are included in other income.

INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method of accounting.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEPRECIATION AND AMORTIZATION

         Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Amortization of assets held under capital leases is calculated using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the improvements. The useful lives of property, plant and equipment are as follows:

                                                                           YEARS
                                                                           -----
Building                                                                      40
Leasehold improvements                                                     15-20
Furniture, fixtures and equipment (including computer equipment,
  software development costs and telecommunication equipment)                3-5

COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

         1-800-FLOWERS.COM follows the provisions of Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. These costs are amortized over a period of three years, the estimated useful life of the software. The useful life of Internet and Web site development costs is less than one year and, accordingly, are expensed as incurred. Capitalized computer software developed for internal use approximated $828,000, $5,169,000 and $1,770,000 for the years ended June 29, 1997, June 28, 1998 and June 27, 1999, respectively.

NOTES RECEIVABLE

         Notes receivable are principally the result of (i) an acquired entity's land and building sales; (ii) converting past due franchise receivables into interest bearing promissory notes; (iii) the sale of 1-800-FLOWERS.COM-owned stores to new franchisees; (iv) the resale of franchises and (v) license fees associated with termination agreements designed to compensate 1-800-FLOWERS.COM for the loss of future license fees. Allowances relating to such notes (1998-$593,000 and 1999-$300,000) have been recorded based upon previous experience and management's periodic evaluation of other relevant factors.

GOODWILL AND LICENSES

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Amortization expense relating to goodwill is amortized on a straight-line basis over periods ranging from 15 to 20 years.

         Licenses represent the fair value of franchise agreements acquired in 1-800-FLOWERS.COM's acquisition of Amalgamated Consolidated Enterprises, Inc. and are amortized on a straight-line basis over a 16-year period.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED CATALOG COSTS

         1-800-FLOWERS.COM capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed twenty-six weeks.

LONG-LIVED ASSETS

         When impairment indicators are present, 1-800-FLOWERS.COM reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analysis expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

         1-800-FLOWERS.COM evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or reduced number of remaining periods in the revised useful life.

FAIR VALUES OF FINANCIAL INSTRUMENTS

         The recorded amounts of 1-800-FLOWERS.COM's cash and equivalents, notes and accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of the significant items. The fair value of 1-800-FLOWERS.COM's long-term obligations are estimated based on the current rates offered to 1-800-FLOWERS.COM for obligations of similar terms and maturities. Under this method, 1-800-FLOWERS.COM's fair value of long-term obligations was not significantly different than the stated values at June 28, 1998 and June 27, 1999.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject 1-800-FLOWERS.COM to a concentration of credit risk consist primarily of its holdings of cash and equivalents, short-term investments and accounts receivable. Cash and equivalents and short-term investments are deposited with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to 1-800-FLOWERS.COM's large number of customers and their dispersion throughout the United States. A substantial portion of receivables are related to balances owed by major credit card companies. The timing of the related cash realization and fees accrued are determined based upon agreements with these companies. Credit is also extended to customers based upon an evaluation of the customer's financial condition and collateral is generally not required. Allowances relating to accounts receivable (June 28, 1998-$784,000 and June 27, 1999-$1,182,000) have been recorded based upon previous experience and other relevant factors, in addition to management's periodic evaluation. Credit losses have been within management's expectations.

INCOME TAXES

         Income taxes are provided using the liability method. Accordingly, deferred tax assets and

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

liabilities are recognized for future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

         Net revenues are generated by online, telephonic and retail fulfillment operations and primarily consist of the selling price of merchandise, net of returns and credits, and include customer service and shipping charges. Net revenues are recognized upon delivery of the order to the recipient of floral products and upon shipment of non-floral products. 1-800-FLOWERS.COM provides an allowance for sales returns in the period of sale, based upon historical experience.

COST OF REVENUES

         Cost of revenues consists primarily of florist fulfillment costs (fees paid to wire services that serve as clearinghouses for floral orders, net of rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and the associated costs of inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility costs related to wholesale operations.

MARKETING AND SALES

         Marketing and sales expenses consist primarily of advertising and promotional expenditures, catalog costs, fees paid to strategic online partners, fulfillment (other than costs included in cost of revenues) and customer service center expenses as well as payroll and non-payroll related expenses for those areas engaged in marketing, selling, merchandising, customer service and fulfillment activities. All such marketing and sales costs are expensed when incurred.

         1-800-FLOWERS.COM expenses all advertising costs at the time the advertisement is first shown. Advertising expense (including the amortization of deferred catalog costs of approximately $2,604,000 and $17,606,000 for the years ended June 28, 1998 and June 27, 1999, respectively) was approximately $16,700,000, $16,691,000 and $36,387,000 for the years ended June 29, 1997, June
28, 1998 and June 27, 1999, respectively.

TECHNOLOGY AND DEVELOPMENT

         Technology and development expenses consist primarily of the payroll and operating expenses for the information technology group, maintenance, support and licensing costs pertaining to the order entry, customer service, fulfillment and database systems as well as all costs associated with the Web site, including designing, developing and third party hosting. All such technology and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

         1-800-FLOWERS.COM accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEGMENT DISCLOSURES

         Effective June 29, 1998, 1-800-FLOWERS.COM adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement 131 superseded Statement of Financial Accounting Standards No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. 1-800-FLOWERS.COM operates in one business segment through any of its three access channels.
The adoption of Statement 131 did not affect 1-800-FLOWERS.COM's consolidated results of operations or financial position.

         For the years ended June 29, 1997, June 28, 1998 and June 27, 1999, the flowers and plants products category represented 92.1%, 86.9% and 71.8% of total net revenues, respectively.

COMPREHENSIVE INCOME

         Effective June 29, 1998, 1-800-FLOWERS.COM adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on 1-800-FLOWERS.COM's net income (loss) or stockholders' equity (deficit). Statement 130 requires unrealized gains or losses on 1-800-FLOWERS.COM's available-for-sale securities, which prior to adoption was reported separately in stockholders' equity, to be included in comprehensive income. The related tax effect on comprehensive income is not material for the periods presented. Prior year consolidated financial statements have been restated to conform to the requirements of Statement 130.

3. ACQUISITIONS

         During the three years ended June 27, 1999, 1-800-FLOWERS.COM made the acquisitions described below, each of which has been accounted for as a purchase. Accordingly, the consolidated financial statements include the operating results of each business from the respective date of acquisition.

THE PLOW & HEARTH, INC.

         In April 1998, 1-800-FLOWERS.COM acquired 88% of the issued and outstanding shares of common stock of Plow & Hearth (70% of the fully diluted equity due to the existence of 28,334 outstanding management stock options). Plow & Hearth is a catalog company located in Virginia. The acquisition price was $16,100,000, exclusive of the management put liability described below, of which $14,700,000 was financed through 1-800-FLOWERS.COM's credit agreement (see
Note 5). The purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired of $19,600,000 has been recorded as goodwill and is being amortized over 20 years.

         1-800-FLOWERS.COM, Plow & Hearth and Plow & Hearth management shareholders and option holders entered into a stockholders' agreement effective with the acquisition. In accordance with

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the agreement, as amended, each management shareholder and option holder has the right to cause Plow & Hearth to purchase 12,668 shares of its outstanding stock and 28,344 stock options at a price contingent upon the operating profits of Plow & Hearth, with a minimum obligation upon either the death, disability or termination of employment of a management shareholder or option holder or the 60-day period commencing on April 3, 2002 and terminating on June 3, 2002. Accordingly, 1-800-FLOWERS.COM recorded a liability of $6,300,000 at the acquisition date. The liability at June 28, 1998 was adjusted to approximately $8,700,000 and, subsequently at June 27, 1999, to $6,300,000, based on the formula defined in the stockholders' agreement. This resulted in an increase and subsequent reduction of general and administrative expenses of approximately $1,631,000 for the years ended June 28, 1998 and June 27, 1999, respectively, reflecting the option holders percentage of the increase (decrease), with the remainder adjusted to goodwill, reflecting the minority interest holders' percentage of the increase (decrease). 1-800-FLOWERS.COM's minimum obligation under the put liability increased to $8,400,000 upon the completion of its initial public offering ("IPO") in August 1999 (see Note 12).

         Concurrently with the acquisition of Plow & Hearth, 1-800-FLOWERS.COM also acquired an 85% interest in Plow & Hearth LP. Plow & Hearth owns the remaining 15%. Plow & Hearth LP owns the land and distribution center/office facility of Plow & Hearth and leases the facility to Plow & Hearth. The $800,000 purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The purchase price approximates the estimated fair values of the net assets acquired, including the assumption of a $2,400,000 construction loan payable.

         The following table reflects unaudited pro forma results of operations of 1-800-FLOWERS.COM and Plow & Hearth on the basis that the acquisition had taken place at the beginning of the earliest period presented:

                                                                             YEARS ENDED
                                                                    ------------------------------
                                                                     JUNE 29, 1997  JUNE 28, 1998
                                                                    --------------- --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net revenues                                                             $222,324       $257,747
                                                                    =============== ==============

 Net income                                                                 $4,468         $3,464
                                                                    =============== ==============

 Net income applicable to common stockholders                               $3,006         $1,856
                                                                    =============== ==============

 Net income per common share applicable to common stockholders:
   Basic                                                                     $0.07          $0.04
                                                                    =============== ==============

   Diluted                                                                   $0.06          $0.04
                                                                    =============== ==============

 Shares used in the calculation of net income per common share:
   Basic                                                                    44,140         44,120
                                                                    =============== ==============

   Diluted                                                                  46,740         46,610
                                                                    =============== ==============

         The unaudited pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on July 1, 1996 or of

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

future operations of the combined companies.

GREAT PLAINS WHOLESALE FLORISTS, INC.

         In July 1997, 1-800-FLOWERS.COM's subsidiary, Floral Works, Inc., acquired the business and assets of Great Plains Wholesale Florists, Inc., a supplier of fresh cut flowers and arrangements to the supermarket industry, for $900,000 in cash and the issuance of a $900,000 four-year seller financed note bearing interest at 6.5% per annum. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition.

         The excess of the purchase price over the net assets acquired, of approximately $1,744,000, has been recorded as goodwill and is being amortized over 15 years. Had this acquisition been consummated as of July 1, 1996, the unaudited pro forma consolidated net revenues and results of operations would not have been considered material for the year ended June 29, 1997.

FLORAL WORKS, INC.

         In September 1996, 1-800-FLOWERS.COM invested $1,100,000 in cash for an 80% interest in Floral Works, Inc. which was formed in order to acquire specific assets and liabilities of FLS Floral Wholesalers Ltd. The purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $826,000 has been recorded as goodwill and is being amortized over 15 years.

         Additionally, the minority stockholders received 75 stock appreciation rights with an exercise price of $2,800 per right. The stock appreciation rights vest ratably over 5 years and the exercise price increases 10% annually. At June 27, 1999, 40% of the stock appreciation rights are exercisable. Since issuance, 1-800-FLOWERS.COM has not recorded any provision related to such stock appreciation rights.

         Had this acquisition been consummated as of July 1, 1996, the unaudited pro forma consolidated net revenues and results of operations would not have been considered material for the year ended June 29, 1997.

AMERICAN FLORAL SERVICES, INC.

         In February 1994, 1-800-FLOWERS.COM completed an investment transaction with American Floral Services, Inc., a floral wire service. The investment consisted of 1-800-FLOWERS.COM purchasing a minority interest in American Floral Services Class A common stock and 15% preferred stock and a long-term note receivable. During the year ended June 30, 1996, the long-term note receivable was converted into additional preferred stock of American Floral Services. On June 30, 1997, American Floral Services repurchased, on a pro-rata basis, 59% of its then outstanding shares of Class A common stock in the amount of $387.16 per share. This transaction resulted in a gain on 1-800-FLOWERS.COM's investment in American Floral Services of approximately $1,545,000 which was received and recorded as other income during the year ended June 28, 1998. In addition, during the years ended June 29, 1997, June 28, 1998 and June 27, 1999, 1-800-FLOWERS.COM recorded $318,000, $123,000 and $123,000, respectively, of other income representing the accrual of cumulative

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preferred stock dividends. Accrued preferred stock dividends at June 29, 1997 of $318,000 were paid in July 1997.

4. CAPITAL STOCK TRANSACTIONS

         In January 1995, 1-800-FLOWERS.COM entered into an investment agreement with Chase Venture Capital Associates ("Chase"), under which Chase purchased 263,452 shares of redeemable Class C common stock and a warrant, expiring in 2005, to purchase 2,371,040 shares of Class A common stock with a nominal exercise price for an investment of $10.0 million. As of June 27, 1999, all such warrants are outstanding.

         On May 8, 1998, 1-800-FLOWERS.COM entered into a stock purchase agreement with a stockholder whereby 1-800-FLOWERS.COM purchased 1,400 shares of its Class A common stock and 140,000 shares of its Class B common stock for $133,000.

         On May 20, 1999, the board of directors and stockholders approved an increase in the number of authorized shares of common stock to 400,000,000 and preferred stock to 1,200,000. Subsequent to the increase in the authorized shares of preferred stock, 1-800-FLOWERS.COM completed a private placement of 984,493 shares of preferred stock on May 20, 1999, yielding net proceeds of $101.6 million. In connection with this private placement, and pursuant to the terms of the investment agreement with Chase, 1-800-FLOWERS.COM redeemed the Class C common stock for approximately $14.9 million and Chase used such proceeds to purchase 143,053 shares of preferred stock and received 263,452 shares of Class A common stock in connection with the redemption of the Class C common stock. In accordance with the preferred stock purchase agreement, and effective with 1-800-FLOWERS.COM's IPO in August 1999 (see Note 12), each share of preferred stock was converted into ten shares of Class A common stock.

         Concurrent with the completion of the private placement, 1-800-FLOWERS.COM redeemed 84,768 shares of Class C common stock owned by its Chief Executive Officer for $4.3 million and issued him 84,768 shares of Class B common stock in connection with the redemption. During the year ended June 27, 1999, 1-800-FLOWERS.COM recorded a dividend in the amount of $5.2 million as a result of the issuances of common stock in exchange for the redemption of all of the outstanding Class C common stock, as well as for the accrual of the 10% cumulative dividend on the Class C common stock through the date of redemption.

         In order to facilitate its IPO, on July 7, 1999, 1-800-FLOWERS.COM amended and restated its certificate of incorporation to provide for the conversion of existing shares of common stock into newly established classes of common stock and for a ten-for-one split of the outstanding shares of common stock and an increase in the number of authorized shares of preferred stock (see
Note 12).

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT

         1-800-FLOWERS.COM's long-term debt and obligations under capital leases are as follows:

                                                                  JUNE 28, 1998   JUNE 27, 1999
                                                                  --------------  --------------
                                                                          (IN THOUSANDS)
 Bank term loan and revolving credit line (1)                           $     -         $21,000
 Standby credit note (2)                                                 15,500               -
 Commercial notes and revolving credit lines (3-6)                        2,333           4,675
 Seller financed acquisition obligations (7-12)                           3,867           3,351
 Obligations under capital leases (see Note 11)                           4,050           5,078
                                                                  --------------  --------------
                                                                         25,750          34,104
 Less current maturities of long-term debt and obligations under
   capital leases                                                         3,287           6,647
                                                                  --------------  --------------

                                                                        $22,463         $27,457
                                                                  ==============  ==============

----------

(1) On March 19, 1999, 1-800-FLOWERS.COM entered into an agreement with a bank that provided for an $18,000,000 term loan and a $12,000,000 revolving credit line, bearing interest at LIBOR Index plus 2.25% per annum (7.31% at June 27, 1999) payable monthly. 1-800-FLOWERS.COM used the proceeds to repay amounts outstanding under its previous credit agreement (see (2) below). At June 27, 1999, 1-800-FLOWERS.COM had $3,000,000 of outstanding borrowings under the revolving credit line agreement.

         In conjunction with an amendment to the credit agreement, in April 1999, the bank waived default of certain covenants and amended the agreement whereby the revolving credit line was reduced to $5,000,000 and the term loan will be due and payable on the earlier of 1-800-FLOWERS.COM's successful completion of an IPO or July 3, 2000. Upon closing of its IPO in August 1999, 1-800-FLOWERS.COM used a portion of the proceeds to repay all amounts outstanding under this agreement (see Note 12).

(2) On April 3, 1998, 1-800-FLOWERS.COM entered into a credit agreement with a bank that provided for a $15,500,000 standby credit note and a $5,000,000 revolving credit facility. 1-800-FLOWERS.COM borrowed the full amount under the standby credit note in connection with the acquisitions of Plow & Hearth and Plow & Hearth LP (see Note 3). On March 19, 1999, 1-800-FLOWERS.COM repaid amounts then outstanding and entered into a new credit agreement with the same bank (see (1) above).

Other components of long-term debt, relating to obligations of Plow & Hearth, are as follows:

(3) $4,500,000 revolving credit line dated September 28, 1998, renewable annually, (none outstanding at June 27, 1999) bearing interest equal to the monthly LIBOR Index plus 1.75% per annum (6.81% at June 27, 1999).

(4) $2,400,000 commercial note dated June 13, 1997 ($2,258,000 outstanding at June 27, 1999)

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         assumed in the Plow & Hearth and Plow & Hearth LP acquisitions, bearing interest at 8.19% per annum. The note is payable in 203 equal monthly installments of principal and interest commencing June 13, 1997.

(5)      $1,460,000 note dated July 1, 1998 ($1,421,000 outstanding at June 27,
         1999) bearing interest equal to the monthly Treasury Bill rate plus 2.1% per annum (6.45% at June 27, 1999). The note is payable in 180 equal monthly installments of principal and interest commencing November 1, 1998.

(6) $2,980,000 construction line, dated May 12, 1999, convertible, at 1-800-FLOWERS.COM's option, to a 15 year fixed rate term loan in September 1999 ($996,000 outstanding at June 27, 1999) bearing interest at 7.61% per annum.

The following notes relate to seller-financed acquisition obligations, all of which have been collateralized by either the stock or assets of various subsidiaries of 1-800-FLOWERS.COM:

(7) $2,225,000 in promissory notes payable dated October 10, 1994 bearing interest at rates between 9% and 12% per annum. Interest is paid monthly on the outstanding principal balance until the notes have been paid in full. The notes are payable in 60 equal monthly installments commencing November 1, 1999.

(8) $800,000 promissory note payable assumed October 10, 1994 ($67,000 outstanding at June 27, 1999) and dated September 1, 1993 bearing interest at 12% per annum. Interest is paid monthly on the outstanding principal balance until the note has been paid in full. The note is payable in 36 equal monthly installments commencing October 1, 1996.

(9) $200,000 promissory note payable assumed October 10, 1994 and dated September 1, 1993 bearing interest at 9% per annum. Interest is paid monthly on the outstanding principal balance until the note has been paid in full. The note is payable in 60 equal monthly installments commencing November 1, 1999.

(10) $275,000 promissory note payable dated November 1, 1994 ($173,000 outstanding at June 27, 1999) bearing interest at 8% per annum. The note is payable in 120 equal monthly installments of principal and interest commencing December 1, 1994.

(11) $95,000 note payable assumed November 1, 1994 ($11,000 outstanding at June 27, 1999) bearing interest at 8% per annum. The note is payable in 60 equal monthly installments of principal and interest commencing February 1, 1995.

(12) $900,000 promissory note payable dated July 1,1997 ($675,000 outstanding at June 27, 1999) bearing interest at 6.5% per annum. The note is payable in four equal installments of principal and interest commencing July 1, 1998.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 27, 1999, long-term debt maturities, excluding amounts relating to capital leases (see Note 11), are as follows (in thousands):

            YEAR                                    DEBT MATURITIES
            ----                                    ---------------
            2000                                           $4,792
            2001                                           19,156
            2002                                            1,159
            2003                                              936
            2004                                              940
            Thereafter                                      2,043
                                                       -----------
                                                          $29,026
                                                       ===========

6. INCOME TAXES

         Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                   YEARS ENDED
                                  --------------  -------------  --------------
                                  JUNE 29, 1997   JUNE 28, 1998  JUNE 27, 1999
                                  --------------  -------------  --------------
 Current:
   Federal                               $2,600         $2,039        $(1,699)
   State and local                          705            877              -
                                  --------------  -------------  --------------
                                          3,305          2,916         (1,699)
 Deferred                                  (170)           265         (1,016)
                                  --------------  -------------  --------------

                                         $3,135         $3,181        $(2,715)
                                  ==============  =============  ==============

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                  YEARS ENDED
                                                  --------------------------------------------
                                                  JUNE 29, 1997  JUNE 28, 1998   JUNE 27, 1999
                                                  -------------- --------------  -------------
 Tax at U.S. statutory rates                               34.0%          34.0%         (34.0)%
 State income taxes, net of federal tax benefit             6.0            7.5              -
 Nondeductible goodwill amortization                        1.9            2.1            4.8
 Dividends received deduction                              (1.0)          (4.4)          (0.2)
 Other                                                      0.8            0.2            0.4
                                                  -------------- --------------  -------------

                                                           41.7%          39.4%        (29.0)%
                                                  ============== ==============  =============

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Significant components of 1-800-FLOWERS.COM's deferred tax assets (liabilities) are as follows:

                                                     JUNE 28, 1998   JUNE 27, 1999
                                                     -------------   -------------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Bad debts                                             $   481         $   412
  Other accrued expenses and reserves                     1,156           1,092
  State tax operating losses                               --               260
  Valuation allowance                                      --              (260)
Deferred tax liabilities:
  Installment sales                                        (157)           (147)
  Tax in excess of book depreciation                     (1,175)            (36)
                                                        -------         -------

Net deferred taxes                                      $   305         $ 1,321
                                                        =======         =======

         1-800-FLOWERS.COM paid income taxes, net of refunds, of approximately $1,700,000, $2,930,000 and $400,000 for the years ended June 29, 1997, June 28,
1998 and June 27, 1999, respectively.

7. SUPPLEMENTARY FINANCIAL INFORMATION

PROPERTY, PLANT AND EQUIPMENT

                                                JUNE 28, 1998   JUNE 27, 1999
                                                -------------   -------------
                                                       (IN THOUSANDS)
 Computer equipment                                    $9,648         $15,547
 Software development costs                             5,997           7,767
 Telecommunication equipment                            3,854           4,285
 Leasehold improvements                                 3,715           6,363
 Building and building improvements                     3,463           5,745
 Equipment                                              1,917           2,616
 Furniture and fixtures                                 1,437           2,373
 Land                                                     389             389
                                                --------------  --------------
                                                       30,420          45,085
 Accumulated depreciation and amortization             11,041          17,560
                                                --------------  --------------

                                                      $19,379         $27,525
                                                ==============  ==============

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVESTMENTS

                                                               JUNE 28, 1998                JUNE 27, 1999
                                                       ---------------------------- -----------------------------
                                                         AMORTIZED                    AMORTIZED
                                                           COST        FAIR VALUE        COST        FAIR VALUE
                                                       ---------------------------- -----------------------------
                                                                            (IN THOUSANDS)
 Investments available-for-sale:
   Federal and municipal government bonds                     $5,173        $5,178              $-           $ -
   Equity securities                                             266           275               -             -
                                                       -------------- ------------- --------------- -------------

                                                              $5,439         5,453              $-             -
                                                       ============== ------------- =============== -------------

 Other investments:
   Equity investment in American Floral
   Services,      at cost                                                      918                           918
   Other                                                                        46                            66
                                                                      -------------                 -------------

                                                                             6,417                           984
 Less short-term investments                                                 5,034                             -
                                                                      -------------                 -------------

                                                                            $1,383                          $984
                                                                      =============                 =============

Maturities of investments classified as available-for-sale were as follows (in thousands):

                                                   JUNE 28, 1998           JUNE 27, 1999
                                               ----------------------  -----------------------
                                                 AMORTIZED    FAIR        AMORTIZED     FAIR
                                                   COST       VALUE          COST       VALUE
                                               ----------------------  -----------------------
 Due in one year or less                            $5,034    $5,034             $-        $-
 Due after one year                                    139       144              -         -
 Equity securities not due at a specific date          266       275              -         -
                                               ----------------------  -----------------------

                                                    $5,439    $5,453             $-        $-
                                               ======================  =======================

         There were no gross unrealized holding losses at June 29, 1997, June 28, 1998 and June 27, 1999. Additionally, gross realized gains or losses on the sales of available-for-sale securities were immaterial for all periods presented.

OTHER ASSETS

                                        JUNE 28, 1998   JUNE 27, 1999
                                        -------------   -------------
                                               (IN THOUSANDS)
 Exclusive online marketing contract, net      $    -          $2,500
 Deferred catalog costs, net                      669           1,021
 Deferred offering costs                            -           1,019
 Other assets, net                              1,126           1,137
                                        -------------   -------------

                                                1,795           5,677
                                        =============   =============


                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF CASH FLOWS

         Changes in operating working capital items, excluding the effects of acquisitions:

                                              YEARS ENDED
                             --------------  --------------  --------------
                             JUNE 29, 1997   JUNE 28, 1998   JUNE 27, 1999
                             --------------  --------------  --------------
                                             (IN THOUSANDS)
 Receivables                      $ (1,475)       $ (1,908)       $ (1,296)
 Inventories                            32            (373)         (2,525)
 Prepaid and other                     838             732            (281)
 Recoverable income taxes                -               -          (2,431)
 Accounts payable                    1,742           3,655           2,606
 Accrued expenses                      278          (2,010)          2,442
 Income taxes payable                1,132            (380)           (845)
                             --------------  --------------  --------------

                                    $2,547          $ (284)       $ (2,330)
                             ==============  ==============  ==============

Changes in operating non-working capital items, excluding the effects of acquisitions:

                                              YEARS ENDED
                             --------------  --------------  -------------
                             JUNE 29, 1997   JUNE 28, 1998   JUNE 27, 1999
                             --------------  --------------  -------------
                                             (IN THOUSANDS)
 Other assets                       $ (24)        $(1,821)       $(3,787)
 Other liabilities                     80             (43)           715
                             --------------  --------------  -------------

                                      $56         $(1,864)       $(3,072)
                             ==============  ==============  =============

         Interest paid amounted to approximately $912,000, $879,000 and $2,723,000 for the years ended June 29, 1997, June 28, 1999 and June 27, 1999, respectively.

         Cash receipts on notes receivable amounted to $600,000, $723,000 and $786,000 for the years ended June 29, 1997, June 28, 1998 and June 27, 1999, respectively.

ACCRUED EXPENSES

                                               JUNE 29, 1998   JUNE 28, 1999
                                               --------------  --------------
                                                      (IN THOUSANDS)
 Payroll and payroll related items                    $1,877          $2,074
 Credits and chargeback reserve                          425             846
 Sales and use taxes                                      61             264
 Interest                                                298             185
 Other                                                   440           2,174
                                               --------------  --------------

                                                      $3,101          $5,543
                                               ==============  ==============

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. PROFIT SHARING PLAN

         1-800-FLOWERS.COM has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis 1-800-FLOWERS.COM, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in 1-800-FLOWERS.COM's contribution based upon years of service. 1-800-FLOWERS.COM made contributions of $101,000, $92,000 and $87,000 for the years ended June 29, 1997, June 28,
1998 and June 27, 1999, respectively.

9. STOCK OPTION PLAN

       In January 1997, 1-800-FLOWERS.COM's board of directors approved 1-800-FLOWERS.COM's 1997 Stock Option Plan. The stock option plan authorizes the granting to key employees, officers, directors and consultants of 1-800-FLOWERS.COM options to purchase an aggregate of 5,985,440 shares of 1-800-FLOWERS.COM's Class B common stock. The options may be either incentive stock options or non-qualified stock options. The exercise price of an option shall be determined by 1-800-FLOWERS.COM's board of directors or compensation committee of the board at the time of grant, provided, however, that in the case of an incentive stock option the exercise price may not be less than 100% of the fair market value of such stock at the time of the grant, or less than 110% of such fair market value in the case of options granted to a 10% owner of 1-800-FLOWERS.COM's stock. The vesting and expiration periods of options issued under the stock option plan are determined by 1-800-FLOWERS.COM's board of directors or compensation committee as set forth in the applicable option agreement, provided that the expiration date shall not be later than ten years from the date of grant.

         During January 1999, 1-800-FLOWERS.COM issued stock options to employees to purchase 200,000 shares of common stock at $2.00 per share, which was considered to be the fair value of the common stock at that time and vest at the rate of 25% per year on the anniversary of the grant date. Soon thereafter, 1-800-FLOWERS.COM entered into discussions with an investor to purchase shares of common stock at $10.43 per share. Accordingly, for accounting purposes, 1-800-FLOWERS.COM used such per share value to record a deferred compensation charge of $1,680,000, of which $210,000 was amortized during the year ended June 27, 1999, associated with the option grants in January 1999.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following table summarizes activity in stock options:

                                                                 YEARS ENDED
                                   ------------------------------------------------------------------------
                                        JUNE 29, 1997         JUNE 28, 1998            JUNE 27, 1999
                                   ---------------------- ----------------------- -------------------------
                                               WEIGHTED               WEIGHTED                  WEIGHTED
                                     SHARES     AVERAGE    SHARES      AVERAGE      SHARES       AVERAGE
                                     UNDER     EXERCISE    UNDER      EXERCISE      UNDER       EXERCISE
                                     OPTION      PRICE     OPTION       PRICE       OPTION        PRICE
                                   ----------- ---------- ----------  ----------- ------------  -----------
         Balance, beginning of            -         $-    427,750        $1.30      525,500        $1.36
           year
         Grants                     427,750       1.30    102,500         1.61      712,000         2.00
         Forfeitures                      -          -     (4,750)        1.18            -            -
                                 -----------            ----------              ------------

         Balance, end of year       427,750       1.30    525,500         1.36    1,237,500         1.73
                                 ===========            ==========              ============

         Weighted-average fair
           value of options
           issued during the
           year                                  $0.22                   $0.73                     $0.90

         The following table summarizes information about stock options outstanding at June 27, 1999:

                                                                  WEIGHTED-
                                                                   AVERAGE
                                   OPTIONS        OPTIONS         REMAINING
 EXERCISE PRICE                  OUTSTANDING    EXERCISABLE    CONTRACTUAL LIFE
 --------------                  -----------    -----------    ----------------
  $1.30                               423,000        253,800      2.5 years
   1.61                               102,500         25,630      8.5 years
   2.00                               712,000        393,000      9.1 years
                                 -------------  -------------
                                    1,237,500        672,430      6.8 years
                                 =============  =============

         In July 1999, 1-800-FLOWERS.COM's board of directors adopted and stockholders approved the 1-800-FLOWERS.COM, Inc. 1999 Stock Incentive Plan (see
Note 12). At June 27, 1999, 1-800-FLOWERS.COM has reserved approximately 24,784,460 shares of common stock for issuance under common stock options, warrants and convertible preferred stock.

FAIR VALUE DISCLOSURES

         Pro forma information regarding net income (loss) is required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which also requires that the information be determined as if 1-800-FLOWERS.COM had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions: risk free interest rate of 6%; no dividend yield and a weighted-average expected life of the options of 5 years at date of grant. As further described in Note 12, 1-800-FLOWERS.COM became a public entity in August 1999. As a

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

result, the determination of fair value of all options granted after such time will include an expected volatility factor in addition to the factors described above, and the results presented below may not be indicative of future periods.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
1-800-FLOWERS.COM pro forma financial information is as follows:

                                                                  YEARS ENDED
                                                 --------------  --------------  --------------
                                                 JUNE 29, 1997   JUNE 28, 1998   JUNE 27, 1999
                                                 --------------  --------------  --------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net income (loss) applicable to common
   stockholders:
   As reported                                        $2,925          $3,466       $(12,061)
   Pro forma                                           2,898           3,438        (12,501)
 Basic earnings (loss) per share applicable to
   common stockholders:
   As reported                                         $0.07           $0.08         $(0.27)
   Pro forma                                            0.07            0.08          (0.28)
 Diluted earnings (loss) per share applicable to
   common stockholders:
   As reported                                         $0.06           $0.07         $(0.27)
   Pro forma                                            0.06            0.07          (0.28)

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

         The following sets forth the data used in the computation of basic and diluted earnings (loss) per common share:

                                                              YEARS ENDED
                                                 ------------------------------------
                                                 JUNE 29,      JUNE 28,      JUNE 27,
                                                   1997          1998          1999
                                                 --------      --------      --------
                                                            (IN THOUSANDS)
Numerator:
   Net income (loss)                             $  4,387      $  5,074      $ (6,846)
   Redeemable Class C common stock dividends       (1,462)       (1,608)       (5,215)
                                                 --------      --------      --------

   Net income (loss) applicable to
     common stockholders                         $  2,925      $  3,466      $(12,061)
                                                 ========      ========      ========

Denominator:
   Denominator for basic earnings (loss)
     per share-weighted average common
     shares outstanding                            44,140        44,120        44,035
Effect of dilutive securities:
   Employee stock options                             230           120          --
   Warrants                                         2,370         2,370          --
                                                 --------      --------      --------

   Dilutive potential common shares                 2,600         2,490          --
                                                 --------      --------      --------

   Denominator for diluted earnings (loss)
     per share-weighted average common
     shares outstanding and assumed
     conversions                                   46,740        46,610        44,035
                                                 ========      ========      ========

         During the year ended June 27, 1999, 1,127,546 shares of convertible preferred stock and options and warrants to purchase 3,322,000 shares of common stock (using the treasury stock method) were excluded from the diluted loss per share computation as their effect would be antidilutive. For all periods presented, 348,221 shares of common stock issued upon the conversion of Class C common stock (see Note 4) were excluded from the diluted loss per share computation until their associated conversion/redemption in May 1999, as their inclusion would be antidilutive. Additionally, subsequent to June 27, 1999, 1-800-FLOWERS.COM issued options to purchase 1,023,000 shares of Class A common stock with an exercise price of $21, equal to the price of the shares sold in its IPO and 300,000 shares of Class A common stock with an exercise price of $16.

11. COMMITMENTS AND CONTINGENCIES

LEASES

         1-800-FLOWERS.COM currently leases office, store facilities, and equipment under various operating leases through fiscal 2009. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require 1-800-FLOWERS.COM to pay real estate taxes, insurance, common area

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maintenance and operating expenses applicable to the leased properties. 1-800-FLOWERS.COM has also entered into leases that are on a month-to-month basis.

         1-800-FLOWERS.COM also leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $7,037,000 and $10,124,000 at June 28, 1998 and June 27, 1999, respectively, and accumulated amortization of $5,031,000 and $6,897,000 respectively. Under the terms of one of these leases, 1-800-FLOWERS.COM is required to maintain an irrevocable standby letter of credit in the amount of approximately $785,000 which is renewable annually.

         As of June 27, 1999, future minimum payments under non-cancelable equipment lease obligations and operating leases with initial terms of one year or more consist of the following:

                                                  OBLIGATIONS
                                                     UNDER
                                                   EQUIPMENT    OPERATING
                                                     LEASES       LEASES
                                                  ------------- -----------
                                                       (IN THOUSANDS)
   2000                                                 $1,812      $4,620
   2001                                                  1,054       3,936
   2002                                                    934       3,712
   2003                                                    501       3,214
   2004                                                     57       2,447
   Thereafter                                                -       3,984
                                                  ------------- -----------

   Total minimum lease payments                          4,358     $21,913
                                                                ===========

   Less amounts representing interest                     (594)
                                                  -------------

   Present value of net minimum lease payments          $3,764
                                                  =============

         1-800-FLOWERS.COM, through the Amalgamated Consolidated Enterprises acquisition, subleases land and buildings (which are leased from third parties) to 1-800-FLOWERS.COM's franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following schedule, as of June 27, 1999, reflects the lease receipts due from franchisees (shown as Capitalized Investment in Leases) and capital lease payment obligations:

                                                    CAPITALIZED    OBLIGATIONS
                                                   INVESTMENT IN  UNDER CAPITAL
                                                      LEASES         LEASES
                                                   -------------- --------------
                                                          (IN THOUSANDS)
   2000                                                     $478           $403
   2001                                                      433            392
   2002                                                      379            339
   2003                                                      257            222
   2004                                                      173            173
   Thereafter                                                162            162
                                                   -------------- --------------

   Total minimum lease payments                            1,882          1,691
   Less interest                                            (430)          (377)
                                                   -------------- --------------

   Present value of net minimum lease payments            $1,452         $1,314
                                                   ============== ==============

         At June 27, 1999, the aggregate future rental expense under long-term operating leases for land and buildings and corresponding sublease rental income under long-term operating subleases were as follows:

                                                  SUBLEASE        SUBLEASE
                                                   INCOME         EXPENSE
                                               --------------  -------------
                                                      (IN THOUSANDS)
   2000                                               $3,187         $3,118
   2001                                                2,789          2,742
   2002                                                2,255          2,215
   2003                                                1,881          1,849
   2004                                                1,587          1,555
   Thereafter                                          4,825          4,677
                                               --------------  -------------
                                                     $16,524        $16,156
                                               ==============  =============

         In addition to the above, 1-800-FLOWERS.COM has agreed to provide rent guarantees for leases entered into by certain franchisees with third party landlords. At June 27, 1999, the aggregate minimum rent due by franchisees guaranteed by 1-800-FLOWERS.COM during the eight-year period ending in fiscal year 2006 was approximately $549,000.

         Rent expense was approximately $5,800,000, $5,637,000 and $7,692,000 for the years ended June 29, 1997, June 28, 1998 and June 27, 1999.

         1-800-FLOWERS.COM has commitments under exclusive online marketing agreements with America Online, Inc. ("AOL") whereby 1-800-FLOWERS.COM was required to pay a minimum of $11,500,000 over a four-year period commencing July 1, 1997. Such online marketing costs are capitalized and amortized over the greater of the ratio of the number of impressions delivered over the

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

total number of contracted impressions, or a straight-line basis over the term of the agreement. Through June 27, 1999, 1-800-FLOWERS.COM paid $7,500,000 pursuant to the AOL agreements. Of the remaining $4,000,000, $3,000,000 was paid in July 1999 and $500,000 was to be payable during each of the fiscal years ending June 2000 and 2001. On September 1, 1999, 1-800-FLOWERS.COM expanded both the term and scope of its strategic relationship with AOL. Pursuant to the terms of the new agreement, 1-800-FLOWERS.COM will pay AOL $37,000,000 over the new four-year term of the agreement which extends through fiscal 2003. Additionally, during the first two years of the new agreement, 1-800-FLOWERS.COM is required to share a portion of revenue derived from certain of the AOL properties included in such agreement. Such amounts will be expensed as the related revenue is recognized. 1-800-FLOWERS.COM's remaining payment obligations to AOL under the previous agreement were cancelled upon the effectiveness of the new agreement.

LITIGATION

         There are various claims, lawsuits, and pending actions against 1-800-FLOWERS.COM and its subsidiaries incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on 1-800-FLOWERS.COM's consolidated financial position, results of operations or liquidity.

12. SUBSEQUENT EVENTS

CAPITAL TRANSACTIONS

         On August 3, 1999, 1-800-FLOWERS.COM completed an IPO of 6,000,000 shares of its Class A common stock, par value $0.01 per share, at $21.00 per share, raising net proceeds of approximately $115.7 million.

         In anticipation of the its IPO, 1-800-FLOWERS.COM amended and restated its certificate of incorporation on July 7, 1999 to provide that all previously outstanding shares of Class A common stock, which the holders of were entitled to one vote per share, and Class B common stock, which contained no voting rights, convert into a new series of Class B common stock and are entitled to 10 votes per share. Accordingly, 428,070 shares of old Class A common stock were converted into the same number of shares of new Class B common stock. Additionally, a new series of Class A common stock was established that entitles the holders to one vote per share. Each share of new Class B common stock shall automatically convert into one share of new Class A common stock upon transfer, with limited exception, and at the option of the holder. Holders of 3,836,560 shares of new Class B common stock elected to convert such new Class B common stock into an equal number of shares of new Class A common stock.

         On July 7, 1999, the 1-800-FLOWERS.COM, Inc., 1999 Stock Incentive Plan was adopted by 1-800-FLOWERS.COM's board of directors and approved by its stockholders. Pursuant to the terms of the plan, 9,900,000 shares of Class A common stock have been authorized for issuance. The share reserve will automatically increase on the first trading day in January of each calendar year, beginning January 2, 2000, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares. The components of the plan include a discretionary option grant

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

program, an automatic option grant program, a stock issuance program, and a salary investment option grant program. In August 1999, 1-800-FLOWERS.COM granted 1,023,000 options at an exercise price of $21 per share and 300,000 options at an exercise price of $16 per share. Such grants were made at the fair market value on their respective grant dates.

         Also on July 7, 1999, the board of directors and stockholders approved an amendment to the certificate of incorporation to be effective on July 28, 1999 that provides for a ten-for-one split of the outstanding shares of common stock and an increase in the number of authorized shares of preferred stock to 10,000,000. Retroactive effect has been given to the stock split. All common stock, option and warrant data has been restated to reflect the stock split.

PREFERRED STOCK CONVERSION

         Upon completion of 1-800-FLOWERS.COM's IPO, each issued and outstanding share of preferred stock was converted into ten shares of Class A common stock, resulting in the issuance of 11,275,460 shares of Class A common stock.

REPAYMENT OF BANK CREDIT FACILITY

         In connection with the completion of its IPO, 1-800-FLOWERS.COM repaid $21,000,000 of bank borrowings, representing all amounts outstanding under a term loan and revolving credit line (see Note 5 (1)).

ACQUISITION OF MINORITY STOCKHOLDERS' INTEREST IN PLOW & HEARTH

         Pursuant to the terms of the Plow & Hearth stockholders' agreement between 1-800-FLOWERS.COM, Plow & Hearth and Plow & Hearth management shareholders, upon completion of 1-800-FLOWERS.COM's IPO on August 3, 1999, 1-800-FLOWERS.COM acquired all of the remaining outstanding shares of common stock and stock options from the minority stockholders of Plow & Hearth, when, through its Plow & Hearth subsidiary, 1-800-FLOWERS.COM satisfied its obligation under the management put liability (see Note 3) through the purchase, for cash, of all of the outstanding shares of common stock and stock options for $8,400,000.

                             1-800-FLOWERS.COM, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                               -----------------------------------
                                                BALANCE AT       CHARGED TO         CHARGED TO                          BALANCE AT
                                                BEGINNING           COSTS         OTHER ACCOUNTS-     DEDUCTIONS-         END OF
 DESCRIPTION                                    OF PERIOD       AND EXPENSES         DESCRIBE          DESCRIBE           PERIOD
                                              ---------------  ----------------  ----------------  -----------------   -------------
 Year ended June 27,1999:
    Reserves and allowances deducted from
    asset accounts:
    Reserve for estimated doubtful accounts-
    accounts receivable                             $784,000          $737,000                $-      $(339,000)(a)       $1,182,00
    Reserve for estimated doubtful accounts-
    notes receivable                                 593,000                 -                 -       (293,000)(a)         300,000
    Reserve for credits and chargebacks              425,000                 -     13,858,000(d)    (13,437,000)(e)         846,000
    Valuation allowance on deferred tax
      assets                                               -                 -        260,000(b)                  -         260,000
                                              ---------------  ----------------  ----------------  -----------------   -------------

                                                  $1,802,000          $737,000       $14,118,000      $(14,069,000)      $2,588,000
                                              ===============  ================  ================  =================   =============

 Year ended June 28,1998:
    Reserves and allowances deducted from
    asset accounts:
    Reserve for estimated doubtful accounts-
    accounts receivable                             $509,000          $213,000        $62,000(c)                 $-        $784,000
    Reserve for estimated doubtful accounts-
    notes receivable                                 423,000           170,000                 -                  -         593,000
    Reserve for credits and chargebacks              400,000                 -      5,336,000(d)     (5,311,000)(e)         425,000
                                              ---------------  ----------------  ----------------  -----------------   -------------

                                                  $1,332,000          $383,000        $5,398,000       $(5,311,000)      $1,802,000
                                              ===============  ================  ================  =================   =============

 Year ended June 29, 1997:
    Reserves and allowances deducted from
    asset accounts:
    Reserve for estimated doubtful accounts-
    accounts receivable                             $359,000          $269,000                $-      $(119,000)(a)        $509,000
    Reserve for estimated doubtful accounts-
    notes receivable                                 185,000           284,000                 -        (46,000)(a)         423,000
    Reserve for credits and chargebacks              400,000                 -      5,016,000(d)     (5,016,000)(e)         400,000
                                              ---------------  ----------------  ----------------  -----------------   -------------

                                                    $944,000          $553,000        $5,016,000       $(5,181,000)      $1,332,000
                                              ===============  ================  ================  =================   =============

----------

(a) Reduction in allowance due to write-off of accounts/notes receivable balances.

(b)      Record a valuation allowance for deferred tax assets.

(c)      Increase in reserve due to acquisition of Plow & Hearth.

(d)      Recorded as a reduction to revenues.

(e)      Reduction in reserve upon authorization of credits and chargebacks.