Form 10-K/A
period 1999-06-27
1 800 FLOWERS COM INC
filed 1999-10-25
CIK 1084869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           -----
                         SECURITIES EXCHANGE ACT OF 1934

                                       or

       ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       11-3117311
           --------                                       ----------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                  1600 Stewart Avenue, Westbury, New York 11590
                  ---------------------------------------------
               (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including area code: (516) 237-6000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A common stock, $0.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on October 20, 1999 as reported on the Nasdaq National Market, was approximately $150,020,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   23,208,572
  (Number of shares of class A common stock outstanding as of October 20, 1999)

                                   38,413,105
  (Number of shares of class B common stock outstanding as of October 20, 1999)

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

         1-800-FLOWERS.COM, Inc., a Delaware corporation (the "Company" or "1-800-FLOWERS.COM") hereby amends Items 10, 11, 12 and 13 of its Form 10-K for the fiscal year ended June 27, 1999, as filed with the Securities and Exchange Commission on September 20, 1999, to add the additional information contained herein.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following individuals were serving as directors and executive officers of the Company on October 20, 1999:


NAME                                        AGE  POSITION WITH THE COMPANY
----                                        ---  -------------------------
James F. McCann........................      47  Chairman and Chief Executive Officer
Christopher G. McCann..................      38  Director and Senior Vice President
T. Guy Minetti.........................      48  Director and Senior Vice President - Corporate Development
John W. Smolak.........................      50  Senior Vice President - Finance and Administration
Gerard M. Gallagher....................      46  Senior Vice President and General Counsel, Corporate Secretary
Jerry Noonan...........................      40  Senior Vice President - Chief Marketing Officer
Peter G. Rice..........................      53  President, Plow & Hearth
Kerry W. Coin..........................      51  Vice President-Retail and Fulfillment
Kenneth J. Mesnik......................      49  Vice President-Merchandising
Jeffrey C. Walker(1)...................      43  Director
Kevin J. O'Connor(2)...................      38  Director
Lawrence V. Calcano(2).................      36  Director
David Beirne(1)........................      35  Director
Charles R. Lax(1)(2)...................      40  Director


----------------------
(1)  Member of Compensation Committee
(2)  Member of Audit Committee

                  JAMES F. MCCANN has been the Company's Chairman and Chief Executive Officer since inception. Prior to that, Mr. McCann founded Flora Plenty, a chain of 14 flower shops in the New York metropolitan area. Mr. McCann is a member of the boards of directors of Gateway 2000, OfficeMax, Inc., PETCO Animal Supplies, Inc., the National Retail Federation and Very Special Arts, as well as the boards of Hofstra University and Winthrop-University Hospital. James
F. McCann is the brother of Christopher G. McCann.

                  CHRISTOPHER G. MCCANN has been the Company's Senior Vice President and a director since inception. Prior to joining the Company, Mr. McCann was President of Flora Plenty. Mr. McCann serves on the board of directors of Neoware, Inc. and is a member of the Advisory Board of the Marist College School of Management, the National Retail Federation Marketing Committee and the Society of American Florists Marketing Committee. Christopher G. McCann is the brother of James F. McCann.

                  T. GUY MINETTI has been a Director of the Company since December 1993 and became the Company's Senior Vice President - Corporate Development in August 1999. Mr. Minetti serves as President of Bayberry Advisors, an investment banking firm which he founded in March 1989. In September 1993, Mr. Minetti co-founded American Sports Products Group Inc., a holding company which has acquired nine niche sporting goods manufacturers. Prior to forming Bayberry, Mr. Minetti was a Managing Director at Kidder, Peabody & Company.

                  JOHN W. SMOLAK has been the Company's Senior Vice President - Finance and Administration since January 1999. From February 1995 until joining the Company, Mr. Smolak was senior vice president and chief financial officer of Lechters, Inc., a national housewares specialty retailer. Prior to that, Mr. Smolak was senior vice president of finance and administration of Jungle Jim's Playlands, Inc.

                  GERARD M. GALLAGHER has been the Company's Senior Vice President and General Counsel and Corporate Secretary since August 1999 and has been providing legal services to the Company since inception. Mr. Gallagher was a founder and partner of the law firm Gallagher, Walker, Bianco and Plastaras, specializing in corporate and intellectual property matters, since 1993.

                  JERRY NOONAN has been the Company's Senior Vice President - Chief Marketing Officer since August 1999. Prior to joining the Company, Mr. Noonan was Senior Vice President, Worldwide Marketing for Polaroid Corporation since 1996. Prior to that, he was Senior Vice President of Marketing for Nabisco Biscuit Company from 1992 and from 1981 through 1992, he was Vice President of Brand Marketing for Frito-Lay, Inc. Mr. Noonan is a member of the Board of Managers of Olin Graduate School of Management at Babson College.

                  PETER G. RICE, President - Plow & Hearth, was co-founder of The Plow & Hearth, Inc. and served as its President and Chairman of the Board since its inception in November 1980. Mr. Rice was also involved in the formation of Blue Ridge Mountain Sports, a retail chain of backpacking/outdoor stores, and Phoenix Products, a manufacturer of kayaks. He is a director of the New England Mail Order Association and a member of the U.S. Senate Productivity and Quality Award Board for Virginia.

                  KERRY W. COIN has been the Company's Vice President - Retail and Fulfillment since January 1999. From February 1998 until joining the Company, Mr. Coin was an independent consultant. From August 1996 until February 1998, Mr. Coin was the president and chief operating officer of Diedrich Coffee, a California-based purveyor of gourmet coffee. Prior to that, Mr. Coin founded and served as president and chief executive officer of Boston West, the largest area developer of Boston Chicken, from January 1993.

                  KENNETH J. MESNIK has been the Company's Vice President - Merchandising since January 1999. From May 1993 until joining the Company, Mr. Mesnik was the Senior Vice President of Federated Merchandising. Prior to that, Mr. Mesnik served as Vice President of May Company in charge of home furnishings from January 1990.

                  JEFFREY C. WALKER has been a director of the Company since February 1995. Mr. Walker has been General Managing Partner of Chase Capital Partners, the private equity division of The Chase Manhattan Corporation, since 1988, and a General Partner thereof since 1984. Mr. Walker is also a director of the Monet Group, Guitar Center, House of Blues and Domain.

                  KEVIN J. O'CONNOR has been a director of the Company since July 1999. Mr. O'Connor co-founded DoubleClick, Inc., an Internet advertising network, and has served as its Chief Executive Officer and Chairman of the Board of Directors since its inception in January 1996. From December 1995 until January 1996, Mr. O'Connor served as Chief Executive Officer of Internet Advertising Network, an Internet advertising company which he founded. From September 1994 to December 1995, Mr. O'Connor served as Director of Research for Digital Communications Associates, a data communications company (now Attachmate Corporation), and from April 1992 to September 1994, as its Chief Technical Officer and Vice President, Research.

                  LAWRENCE V. CALCANO has been a director of the Company since August 1999. Mr. Calcano is a Managing Director and Co-Chief Operating Officer of the High Technology Department at Goldman, Sachs & Co., a worldwide investment banking firm. Prior to this appointment in July 1999, Mr. Calcano managed the East Coast High Technology Group at Goldman from April 1993. Mr. Calcano also serves on the Investment Banking Division's Technology Committee at Goldman and is a director of Pivotpoint Software International, a private company.

                  DAVID BEIRNE has been a director of the Company since July 1999. Mr. Beirne has been a Managing Member of Benchmark Capital Management Co. II, L.L.C., a venture capital firm, since June 1997. Prior to joining Benchmark, Mr. Beirne founded Ramsey/Beirne Associates, an executive search firm, and served as its Chief Executive Officer from October 1987 to June 1997. Mr. Beirne serves as a director to several private companies, including ePhysician, Kana Communications, Inc., living.com, Inc., PlanetRx, Inc., Scient Corporation, TriStrata, Inc. and Webvan Group, Inc.

                 CHARLES R. LAX has been a director of the Company since July 1999. Mr. Lax has been a general partner of SOFTBANK Technology Ventures IV, L.P. since November 1997. From March 1996 to November 1997, Mr. Lax was a Vice President of SOFTBANK Holdings Inc. Mr. Lax was previously a venture partner at Vimac Partners LLC, a venture capital firm specializing in investments in the information technology and Internet-related industries, from June 1993 to March 1996. Mr. Lax is a director of a number of private companies, including ThirdAge Media, Inc. LIMITrader Securities, Inc., Gamesville.com, Reciprocal, Inc. and several public companies, including Interliant, Inc., Art Technology Group, Inc. and Global Sports Interactive.

COMMITTEES OF THE BOARD

                  The audit committee of the Board of Directors reports to the Board regarding the appointment of the Company's independent public accountants, the scope and results of its annual audits, compliance with accounting and financial policies and management's procedures and policies relative to the adequacy of internal accounting controls. The current members of the audit committee are Messrs. Lax, Calcano and O'Connor.

                  The compensation committee of the Board of Directors reviews and makes recommendations regarding the Company's compensation policies and all forms of compensation to be provided to the Company's executive officers and directors. In addition, the compensation committee reviews bonus and stock compensation arrangements for all of the Company's other employees. The compensation committee administers the Company's 1999 Stock Incentive Plan. The current members of the compensation committee are Messrs. Walker, Beirne and Lax. Prior to its current composition, the compensation committee consisted of Messrs. James F. McCann and Minetti until the fourth quarter of the fiscal year ended June 27, 1999 ("Fiscal 1999").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  No interlocking relationships exist between the Board of Directors or compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of the members of the current compensation committee was an officer or employee of the Company at any time during Fiscal 1999. Mr. James F. McCann, our Chief Executive Officer, was a member of the preceding compensation committee.

ATTENDANCE AT BOARD AND COMMITTEE MEETINGS

                  During Fiscal 1999, the Board of Directors held three meetings and acted by unanimous written consent on three occasions. During Fiscal 1999, each Director attended all meetings of the Board of Directors. The audit committee was formed in the fourth quarter of Fiscal 1999 and did not meet in Fiscal 1999. The predecessor compensation committee met three times in Fiscal 1999 and did not act by written consent. All of the members of the preceding compensation committee were present at such meetings. The current compensation committee did not meet in Fiscal 1999.

COMPLIANCE WITH REPORTING REQUIREMENTS

                  Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the Nasdaq National Market Surveillance Department. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates. As the Company became publicly traded and subject to these requirements in August 1999, no such reports were required to be filed during Fiscal 1999. The Company believes that all Directors, executives officers and beneficial owners of more than ten percent of its Common Stock were in compliance with all such filing requirements subsequent to the time at which the Company became publicly traded.

COMPENSATION OF DIRECTORS

                  Directors currently do not receive a stated salary from the Company for their service as members of the Board of Directors, although by resolution of the Board they may receive a fixed sum and reimbursement for expenses in connection with the attendance at Board and committee meetings. The Company currently does not provide additional compensation for committee participation or special assignments of the Board of Directors.

                  The Company has entered into a letter agreement with Bayberry Advisors, Inc. ("Bayberry"), pursuant to which Bayberry provides the Company with consulting and advisory services. T. Guy Minetti, one of the Company's Directors, serves as Bayberry's President and owns 70% of its outstanding stock, and James F. McCann, the Company's Chairman and Chief Executive Officer, owns 30% of its outstanding stock. The original term of the letter agreement expired in 1995, but the term has been extended for additional one-year periods since its initial expiration. The agreement with Bayberry was modified in August 1999 to provide for a two-year term and payment of $250,000 per year for these services. The prior agreement with Bayberry provided that the Company would pay Bayberry a retainer fee of $100,000 per year and a mutually agreed upon fee upon the closing of any transaction outside the ordinary course of business which results from the services provided by Bayberry. With respect to the Company's April 1998 acquisition of Plow & Hearth, the Company paid Bayberry advisory fees in the amount of $210,000, against which the $100,000 retainer for that year was credited.

                  In July 1998, the Company granted Mr. Minetti options to purchase 20,000 shares of Class B Common Stock with an exercise price of $2.00 per share for his services on the Board of Directors. In August 1999, the Company granted to each of Messrs. Calcano and O'Connor options to purchase 10,000 shares and Mr. Minetti 50,000 shares of Class A Common Stock with an exercise price equal to $21 per share.

                  Each individual who first becomes a non-employee member of the Board of Directors after the Company's initial public offering will automatically receive an option grant for 10,000 shares of Class A Common Stock on the date such individual joins the Board. In addition, on the date of each annual meeting of stockholders, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares of Class A Common Stock, if such individual has served on the Board for at least six months.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation paid by the Company during Fiscal 1999 and the fiscal year ended June 28, 1998 ("Fiscal 1998") to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose total compensation during Fiscal 1999 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                                LONG-TERM
                                                               ANNUAL COMPENSATION            COMPENSATION
                                                      -------------------------------------   ------------    ------------
                                                                                               SECURITIES
                                                                              OTHER ANNUAL     UNDERLYING      ALL OTHER
                                                        SALARY       BONUS     COMPENSATION      OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION              FISCAL YEAR      ($)         ($)         ($)(1)         (#)(2)           ($)
---------------------------                           -----------  --------                                   ------------

James F. McCann......................         1999   $1,229,930          --           --             --               --
Chief Executive Officer                       1998    1,229,930          --           --             --               --


Christopher G. McCann................         1999      216,667      36,000           --        353,000               --
Senior Vice President                         1998      191,667      42,600           --             --               --


John W. Smolak.......................         1999      125,000(3)   39,000           --        150,000               --
Senior Vice President - Finance and           1998           --          --           --             --               --
Administration

Peter G. Rice........................         1999      200,000      26,368           --             --               --
President - Plow & Hearth                     1998       51,236(4)       --           --             --               --


Kenneth J. Mesnik....................         1999      108,173(5)       --           --             --               --
Vice President - Merchandising                1998           --          --           --             --               --


------------------------
(1) Other compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for such year.
(2) The Company did not grant any stock appreciation rights or make any long-term incentive plan payments to any Named Executive Officers in Fiscal 1999 or Fiscal 1998.
(3) Mr. Smolak's employment with the Company began in January 1999. Pursuant to the terms of Mr. Smolak's employment agreement, Mr. Smolak is entitled to an annual salary of $260,000 per year.
(4) Mr. Rice's employment with the Company began in April 1998. Pursuant to the terms of Mr. Rice's employment agreement, Mr. Rice is entitled to an annual salary of $200,000 per year.
(5) Mr. Mesnik's employment with the Company began in January 1999. Mr. Mesnik receives an annual salary from the Company of $225,000.


OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information with respect to the stock option grants made during Fiscal 1999 to the Named Executive Officers. No stock appreciation rights were granted during Fiscal 1999.


                                 NUMBER OF     % OF TOTAL
                                 SECURITIES      OPTIONS                                 POTENTIAL REALIZABLE VALUE
                                 UNDERLYING    GRANTED TO      EXERCISE                   AT ASSUMED RATES OF STOCK PRICE
                                  OPTIONS     EMPLOYEES IN      PRICE      EXPIRATION       APPRECIATION FOR OPTION TERM (1)
NAME                              GRANTED      FISCAL YEAR    ($/SHARE)       DATE         0%        5%        10%
----                              -------      -----------    ---------       ----         --        --        ---
James F. McCann...............       -             -%           $  -            -          -         -          -
Christopher G. McCann.........    353,000          50              2.00      7/1/08        -        444,000 1,125,182
John W. Smolak................    150,000          21              2.00      1/4/09     1,264,500 2,248,406 3,757,910
Peter G. Rice.................       -              -              -            -          -         -          -
Kenneth J. Mesnik.............       -              -              -            -          -         -          -

------------------------
(1) Amounts calculated by subtracting the exercise price of the options from the fair market value per share of the underlying Common Stock on the date of grant. The fair market value per share of Common Stock on the date of grant for Mr. McCann was $2.00 and the fair market value per share of Common Stock on the date of grant for Mr. Smolak was $10.43.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth certain information with respect to the Named Executive Officers regarding stock option holdings as of June 27, 1999. No stock options were exercised by any Named Executive Officer during Fiscal 1999. No stock appreciation rights were exercised by any Named Executive Officer during Fiscal 1999 and no stock appreciation rights were outstanding as of June 27, 1999.


                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN-THE-
                                                      UNDERLYING UNEXERCISED         MONEY OPTIONS AT FISCAL YEAR
                                                   OPTIONS AT FISCAL YEAR-END (#)                END(1)
                                                   ------------------------------    ----------------------------
NAME                                                EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                                                -----------     -------------     -----------   -------------
James F. McCann..............................                -                -                 -               -
Christopher G. McCann........................          522,200          453,800         3,333,240       4,999,860
John W. Smolak...............................                -          150,000                 -       2,850,000
Peter G. Rice................................                -                -                 -               -
Kenneth J. Mesnik............................                -                -                 -               -

---------------------------

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying Class A Common Stock on June 27, 1999 of $21 per share, using the initial public offering price as an estimate of fair market value at such date.

EMPLOYMENT AGREEMENTS

                  The Company has entered into employment agreements with each of James F. McCann, Christopher G. McCann, John W. Smolak, Peter G. Rice and Kerry W. Coin.

                  Mr. James F. McCann's employment agreement became effective as of July 1, 1999. The agreement is for a five year term, and on each anniversary of the agreement, the term is extended for one additional year. The annual salary for Mr. McCann is $1,000,000, with the eligibility to participate in the Company's management bonus plan, up to a maximum of $200,000, based on the Company attaining certain levels of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Upon termination without good cause or resignation for good reason, Mr. McCann is entitled to severance pay in the amount of $2,500,000, plus the base salary otherwise payable to him for the balance of the then current employment term and any base salary, bonuses, vacation and unreimbursed expenses accrued but unpaid as of the termination date. Mr. McCann will also be entitled to health insurance coverage for himself and his dependents and life insurance coverage. Upon termination due to death, or for good cause or a voluntary resignation, Mr. McCann is not entitled to any compensation from the Company, except for the payment of any base salary, bonuses, benefits or unreimbursed expenses accrued but unpaid as of the date of termination.

                  Mr. Christopher G. McCann's employment agreement became effective as of July 1, 1999. The agreement is for a five year term, and on each anniversary of the agreement, the term is extended for one additional year. The annual salary for Mr. McCann is $250,000, with the possibility of a bonus of up to 35% of his salary upon the Company attaining certain levels of revenue and EBITDA and Mr. McCann attaining individual performance objectives. In addition, pursuant to the agreement, Mr. McCann has received options to purchase 200,000 shares of our Class A Common Stock, which options vest 25% each year over a four-year period from the date of grant, with an exercise price equal to $21 per share. Upon termination without good cause or resignation for good reason, Mr. McCann is entitled to severance pay in the amount of $500,000, plus the base salary otherwise payable to him for the balance of the then current employment term and any base salary, bonuses, vacation and unreimbursed expenses accrued but unpaid as of the termination date. Mr. McCann will also be entitled to health insurance coverage for himself and his dependents and life insurance coverage. Upon termination due to death or for good cause, or a voluntary resignation, Mr. McCann is not entitled to any compensation from the Company, except for the payment of any base salary, bonuses, benefits or unreimbursed expenses accrued but unpaid as of the date of such termination.

                  Mr. Smolak's employment agreement became effective on January 4, 1999 and can be terminated at any time. The annual salary for Mr. Smolak is $260,000, with the possibility of a bonus of up to 35% of his salary upon the Company attaining certain levels of revenues and EBITDA and Mr. Smolak attaining individual performance objectives. In addition, pursuant to the agreement Mr. Smolak has received options to purchase 150,000 shares of our Class B Common Stock with an exercise price of $2.00 per share, which options vest at the rate of 25% per year beginning on the first anniversary of the date of grant. Mr. Smolak is not entitled to any compensation from the Company after his employment is terminated, except that if Mr. Smolak's employment is terminated without cause within the first 12 months following his commencement of employment, then the Company will continue to pay his salary, health insurance coverage and any earned bonus compensation for the time Mr. Smolak was employed during the period.

                  Mr. Rice has entered into an employment agreement with Plow & Hearth, which became effective April 3, 1998. The agreement terminates on April 3, 2001, with automatic one-year renewals unless prior notice is given. Mr. Rice's annual salary is $200,000, with the possibility of a bonus of up to 30% of his salary upon the Company attaining certain levels of revenues and EBITDA, and Mr. Rice attaining individual performance objectives. Upon termination without cause, Mr. Rice is entitled to an amount equal to his salary through the end of the agreement, any amounts earned, accrued or owing but not yet paid as of the date of the termination and other benefits, if any, as are payable to or for the benefit of Mr. Rice as of the date of his termination until the end of the agreement.

                  Mr. Coin's agreement became effective on January 18, 1999 and can be terminated at any time. Mr. Coin's annual salary is $170,000, with the possibility of a bonus of up to 30% of his salary upon the Company attaining certain levels of revenues and EBITDA and Mr. Coin attaining individual performance objectives. In addition, pursuant to the agreement, Mr. Coin received options to purchase 50,000 shares of our Class B Common Stock with an exercise price of $2.00 per share, which options vest at the rate of 25% per year beginning on the first anniversary of the date of grant. Mr. Coin is not entitled to any compensation from the Company after his employment is terminated, except that if Mr. Coin's employment is terminated without cause within the first 12 months following his commencement of employment, then the Company will continue to pay his salary for a period of six months following the date of termination.

                  Under their employment agreements, Messrs. McCann are each restricted from participating in a competitive floral products business for a period of one year after a voluntary resignation or termination for good cause. In addition, Messrs. Smolak and Coin have each agreed not to compete with the Company during their respective terms of employment and for one year immediately following their termination and to not solicit the Company's clients or employees during their respective terms of employment and for two years immediately following their termination. Mr. Rice has agreed not to compete with the Company or solicit its clients or employees during his term of employment and for two years immediately following his termination. Each of these executives is also bound by confidentiality provisions, which prohibit the executive from, among other things, disseminating or using confidential information about the Company's clients in any way that would be adverse to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth information with respect to beneficial ownership of the Company's Class A Common Stock and Class B Common Stock, as of October 20, 1999, for (i) each person known by the Company to beneficially own more than 5% of each class; (ii) each Director; (iii) each Named Executive Officer; and (iv) all of the Company's executive officers and Directors as a group.

                  Except as indicated by footnote, and applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


NAME OF BENEFICIAL OWNER                         A SHARES         B SHARES       A SHARES     B SHARES
------------------------                         --------         --------       --------     --------
                                                                                     PERCENTAGE OF
                                                 SHARES BENEFICIALLY OWNED        SHARES BENEFICIALLY
                                                 -------------------------               OWNED
                                                                                         -----

James F. McCann(1).........................                 -       36,605,105            -%        95.3%
Christopher G. McCann(2)...................                 -        3,519,940            -           9.1
T. Guy Minetti(3)..........................             9,600           20,000            *             *
John W. Smolak.............................                 -                -            -             -
Peter G. Rice(4)...........................            21,400                -            *             -
Kenneth J. Mesnik..........................             4,600                -            *             -
Jeffrey C. Walker(5).......................         4,065,022                          15.9             -
David Beirne(6)............................         7,399,080                -         31.9             -
Charles R. Lax(7)..........................         3,836,560                -         16.5             -
Kevin J. O'Connor(8).......................                 -                -            -
Lawrence V. Calcano(9).....................             5,000                -            *
Chase Venture Capital
Associates, L.P.(10).......................         4,065,022                -         15.9             -
Benchmark Capital Partners(11).............         7,399,080                          31.9             -
SOFTBANK America Inc.(12)..................         3,836,560                          16.5             -
Waelinvest S.A.(13)........................         2,397,850                -         10.3             -
All directors and executive officers as a
   group (14 persons)(14)..................        15,341,262       38,145,045        59.6%         97.8%



---------------------------
*        Indicates less than 1%.

(1) Includes (a) 2,000,000 shares of Class B Common Stock held by a limited partnership, of which Mr. McCann is a general partner and exercises control, (b) an aggregate of 775,000 shares of Class B Common Stock held by two trusts, over which Mr. McCann exercises control, and (c) 3,875,000 shares of Class B Common Stock for which Mr. McCann disclaims beneficial ownership that is held by a limited partnership over which he does not exercise control.

(2) Includes (a) 2,000,000 shares of Class B Common Stock held by a limited partnership, of which Mr. McCann is a general partner and exercises control and (b) 606,800 shares of Class B Common Stock issuable upon the exercise of currently exercisable stock options.

(3) Includes 20,000 shares of Class B Common Stock issuable upon the exercise of currently exercisable stock options and options which vest within 60 days.

(4) Includes 9,500 shares of Class A Common Stock held by Mr. Rice's wife. Mr. Rice's address is c/o Plow & Hearth Inc., State Road 230 West, Madison, VA 22727.

(5) Includes 2,371,040 shares of Class A Common Stock issuable upon the exercise of a currently exercisable warrant. All shares indicated as owned by Mr. Walker are included because of Mr. Walker's affiliation with Chase Venture Capital Associates. The general partner of Chase Venture Capital Associates is Chase Capital Partners, of which Mr. Walker is a general partner. The remaining general partners of Chase Capital Partners who are natural persons are John R. Baron,

         Christopher C. Behrens, Mitchell J. Blutt, Arnold L. Chavkin, Michael
         R. Hannon, Donald J. Hofmann, Stephen P. Murray, John M. B. O'Connor, Brian J. Richmand, Shahan D. Soghikian, Jonas Steinman and Damion E. Wicker. Mr. Walker disclaims beneficial ownership of all shares owned by Chase. Mr. Walker's address is c/o Chase Venture Capital Associates, 380 Madison Avenue, 12th Floor, New York, New York 10017.

(6) All shares indicated as owned by Mr. Beirne are included because of Mr. Beirne's affiliation with the Benchmark entities. Mr. Beirne disclaims beneficial ownership of all shares owned by the Benchmark entities. Mr. Beirne's address is c/o Benchmark Capital Partners, 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(7) All shares indicated as owned by Mr. Lax are included because of Mr. Lax's affiliation with Softbank. Mr. Lax disclaims beneficial ownership of all shares owned by Softbank. Mr. Lax's address is c/o Softbank America Inc., 10 Langley Road, Suite 202, Newton Center, Massachusetts 02459.

(8) Mr. O'Connor's address is c/o DoubleClick, Inc., 41 Madison Ave., 32nd Floor, New York, New York, 10010.

(9) Mr. Calcano's address is c/o Goldman Sachs & Co., 85 Broad Street, New York, New York 10004.

(10) Includes 2,371,040 shares of Class A Common Stock issuable upon the exercise of a currently exercisable warrant. The address of Chase is 380 Madison Avenue, 12th Floor, New York, New York 10017.

(11) Consists of (a) 951,870 shares of Class A Common Stock owned by Benchmark Capital Partners II, L.P., (b) 2,543,170 shares of Class A Common Stock owned by Benchmark Capital Partners III, L.P., and (c) 3,904,040 shares of Class A Common Stock owned by Benchmark Investors III, L.P. Benchmark Capital Management Co. II, L.L.C. is the general partner of Benchmark Capital Partners II, L.P. and directs its investment decisions, and Benchmark Capital Management Co. III, L.L.C. is the general partner of Benchmark Capital Partners III, L.P. and Benchmark Investors III, L.P. and controls their investment decision. Both Benchmark Capital Management Co. II and Benchmark Capital Management Co. III are controlled by David Beirne, Bruce Dunlevie, J. William Gurley, Kevin Harvey, Robert Kagel and Andrew Rachleff. The address of the Benchmark entities is 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(12) SOFTBANK America Inc. is an indirect wholly-owned subsidiary of SOFTBANK Corp. Approximately 43.3% of the outstanding common stock of SOFTBANK Corp. is owned by Masayoshi Son. SOFTBANK's address is 10 Langley Road, Suite 202, Newton Center, Massachusetts 02459.

(13) Waelinvest is indirectly controlled by Mr. Bernard Arnault, who also controls, indirectly, LVMH Moet Hennessy Louis Vuitton S.A. The address of Waelinvest is rue Waelhem, 102, 1030 Brussels, Belgium.

(14) Includes 2,371,040 shares of Class A Common Stock issuable upon exercise of a currently exercisable warrant and 626,800 shares of Class B Common Stock issuable upon the exercise of currently exercisable stock options and options which vest within 60 days.

ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH CHASE

                  In January 1995, the Company entered into an investment agreement with the predecessor of Chase Venture Capital Associates ("Chase") under which Chase purchased shares of the Company's Class C Common Stock and a warrant to purchase 2,371,040 shares of Class A Common Stock with a nominal exercise price for an aggregate of $10.0 million. Chase currently holds over 5% of the Class A Common Stock, assuming exercise of their warrant, and Jeffrey C. Walker, one of the Company's directors, is a managing partner of Chase. With respect to the Company's private placement completed in May 1999, the Company entered into an amendment to the investment agreement, under which Chase agreed to allow the Company to redeem the Class C Common Stock owned by them in exchange for 263,452 shares of Class A Common Stock and approximately $14.9 million. The Company sold shares of preferred stock to Chase in the May 1999 private placement for a purchase price equal to the $14.9 million proceeds from the redemption of their Class C Common Stock.

                  In March 1999, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase Bank"), an affiliate of Chase Venture Capital Associates and Jeffrey C. Walker, under which Chase Bank agreed to provide the Company with a term loan of $18.0 million and a revolving loan commitment of $12.0 million. At June 27, 1999, the amount of indebtedness to Chase Bank outstanding was $21.0 million. The terms of the credit agreement were amended to provide, among other things, that the indebtedness outstanding under the credit agreement matured on the consummation of the Company's initial public offering. A portion of the proceeds from the Company's initial public offering were used to repay all of its outstanding indebtedness under the credit facility.

TRANSACTIONS REGARDING PLOW & HEARTH

                  With respect to the Company's acquisition of 88% of the outstanding common stock of Plow & Hearth, it entered into a stockholders agreement, under which the remaining stockholders of Plow & Hearth had the right to either convert their shares of Plow & Hearth and Plow & Hearth options granted under one of its option plans into cash or shares of Class A Common Stock. The Plow & Hearth stockholders agreement was amended to provide that each of these minority holders were to have their interests redeemed upon effectiveness of the initial public offering for an aggregate of $8.4 million. In addition, Plow & Hearth's other option plan was amended so that upon effectiveness of the initial public offering, 40% of these options were accelerated and redeemed for an aggregate of $354,000 and the remaining 60% terminated. Peter G. Rice, an executive officer, received an aggregate of $4.0 million under these amendments. The aggregate exercise price for these options was $852,000.

TRANSACTIONS INVOLVING MAY 1999 PRIVATE PLACEMENT

                  With respect to the Company's May 1999 private placement of preferred stock to Waelinvest, SOFTBANK, Benchmark and other investors and the amendment to the Chase investment agreement, the Company entered into an investors' rights agreement with these investors and James F. McCann and Christopher G. McCann. Under the investors' rights agreement, the Company will be required to register the stock held by these investors and Messrs. McCann upon their request.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

                  Concurrent with the closing of the May 1999 private placement, we redeemed the existing Class C Common Stock owned by Mr. James McCann in exchange for $4.4 million and 84,768 shares of Class B Common Stock.

                  The Company has entered into an agreement with Bayberry Advisors, Inc., under which Bayberry provides consulting and advisory services. These consulting and advisory services include advice on capital raising, business expansion and acquisitions, product line expansion, and on our business plan in general. T. Guy Minetti, one of the Company's Directors, serves as Bayberry's President and owns 70% of its outstanding stock, and James F. McCann, the Company's Chairman and Chief Executive Officer, owns 30% of its outstanding stock. Under the original Bayberry agreement, Bayberry was paid a retainer fee of $100,000 per year for these services. In connection with the April 1998 acquisition of Plow & Hearth, Bayberry was paid advisory fees in the amount of $210,000, against which the $100,000 retainer for that year was credited. Under the Company's new arrangement with Bayberry, effective August 1999, Bayberry will be paid $250,000 per year for a term of two years for these services.

                  In July 1998, the Company loaned Christopher G. McCann, its Senior Vice President and a Director, an amount of $67,631 at an interest rate of 7% per annum. This loan was repaid in July 1999.

                  The law firm of Gallagher, Walker, Bianco and Plastaras, of which Mr. Gerald M. Gallagher, our Senior Vice President and General Counsel, is a partner, received fees in the amount of $443,839, $284,638 and $179,879 for legal services provided to the Company in Fiscal 1999, 1998 and 1997, respectively.

                  The Company maintains life insurance for each of our executive officers in the amount of $50,000 and also maintain a directors and officers insurance policy.

GENERAL

                  The Company has adopted a policy providing that all future material transactions between it and its officers, directors and other affiliates must be on fair terms and be approved by either a majority of the disinterested members of the Board or the stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   October 25, 1999          1-800-FLOWERS.COM, Inc.


                                   By:      /s/ James F. McCann
                                      ------------------------------------
                                   James F. McCann
                                   Chief Executive Officer
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities indicated below:

Date:    October 25, 1999          By:      /s/ James F. McCann
                                      ------------------------------------
                                   James F. McCann
                                   Chief Executive Officer
                                   Chairman of the Board of
                                   Directors
                                   (Principal Executive Officer)

Date:    October 25, 1999          By:      /s/ John W. Smolak
                                      ------------------------------------
                                   John W. Smolak
                                   Senior Vice President Finance
                                   and Administration (Principal
                                   Financial and Accounting
                                   Officer)

Date:    October 25, 1999          By:       *
                                      ------------------------------------
                                   Christopher G. McCann
                                   Director, Senior Vice President

Date:    October 25, 1999          By:       *
                                      ------------------------------------
                                   David Beirne
                                   Director

Date:    October 25, 1999          By:       *
                                      ------------------------------------
                                   Lawrence V. Calcano
                                   Director

Date:    October 25, 1999          By:       *
                                      ------------------------------------
                                   Charles R. Lax
                                   Director

Date:    October 25, 1999          By:       *
                                      ------------------------------------
                                   T. Guy Minetti
                                   Director, Senior Vice President - Corporate
                                   Development

Date:    October 25, 1999          By:       *
                                      ------------------------------------
                                   Kevin J. O'Connor
                                   Director

Date:    October 25, 1999          By:       *
                                      ------------------------------------
                                   Jeffrey C. Walker
                                   Director

*        By:      /s/  John W. Smolak
                  -------------------
                  Attorney-in-fact