Form 10-Q
period 1999-09-26
1 800 FLOWERS COM INC
filed 1999-11-10
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 1999

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

                                 (516) 237-6000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
                 (Former name, former address and formal fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   23,208,572
                                   ----------

  (Number of shares of Class A common stock outstanding as of November 1, 1999)

                                   38,413,105
                                   ----------

  (Number of shares of Class B common stock outstanding as of November 1, 1999)

                             1-800-FLOWERS.COM, Inc.

                                      INDEX


Part I.             Financial Information                                   Page

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets-September 26,
                    1999 and June 27, 1999                                    3

                    Consolidated Statements of Operations-Three
                    months ended September 26, 1999 and
                    September 27, 1998                                        4

                    Consolidated Statement of Stockholders'
                    Equity-Three months ended September 26, 1999              5

                    Consolidated Statements of Cash Flows-Three
                    months ended September 26, 1999 and
                    September 27, 1998                                        6

                    Notes to Consolidated Financial Statements                7

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            10

Item 3.             Quantitive and Qualitative Disclosures About
                    Market Risk                                              20

Part II.            Other Information

Item 1.             Legal Proceedings                                         21

Item 2.             Changes in Securities and Use of Proceeds                 21

Item 3.             Defaults Upon Senior Securities                           22

Item 4.             Submission of Matters to a Vote of Security Holders       22

Item 5.             Other Information                                         23

Item 6.             Exhibits and Reports on Form 8-K                          23


Signatures                                                                    24

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                          September      June
                                                           26, 1999    27, 1999
                                                         ----------   ----------
                                                         (unaudited)

Assets
Current assets:
  Cash and equivalents                                    $ 174,205   $  99,183
  Receivables, net                                            8,806       9,284
  Inventories                                                10,076       7,496
  Prepaid and other                                           1,758       1,307
  Recoverable income taxes                                    2,731       2,431
  Deferred tax assets                                         1,039       1,504
                                                          ---------   ---------
    Total current assets                                    198,615     121,205

Property, plant and equipment at cost, net                   31,966      27,525
Investments                                                     937         984
Capitalized investment in leases                              1,386       1,452
Notes receivable, net                                           605         722
Goodwill, net of accumulated amortization                    21,540      21,362
Investment in licenses, net of accumulated amortization       3,347       3,428
Other                                                        11,630       5,677
                                                          ---------   ---------
Total assets                                              $ 270,026   $ 182,355
                                                          =========   =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                        $  32,082   $  23,396
  Accrued expenses                                            8,642       5,543
  Current maturities of long-term debt
    and obligations under capital leases                      7,639       6,647
                                                          ---------   ---------
    Total current liabilities                                48,363      35,586
Long-term debt and obligations under capital leases          10,491      27,457
Deferred rent and other liabilities                           4,333       4,009
Management put liability                                         --       6,300
                                                          ---------   ---------
Total liabilities                                            63,187      73,352
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value,  shares
    authorized-10,000,000, shares issued and
    outstanding-none at September 26, 1999 and 1,127,546
    at June 27, 1999, stated at liquidation value                --     117,573
  Class A common stock, $.01 par value, shares
    authorized-200,000,000, shares issued-23,254,302
    at September 26, 1999 and 4,100,012 at June 27,
    1999                                                        233          41
  Class B common stock, $.01 par value, shares
    authorized-200,000,000, shares issued-
    43,700,175 at September 26, 1999 and 45,579,005
    at June 27, 1999                                            437         456
  Additional paid-in capital                                238,313       6,038
  Accumulated deficit                                       (27,671)    (10,527)
  Deferred compensation                                      (1,365)     (1,470)
    Treasury stock, at cost-52,800 Class A and
    5,280,000 Class B shares                                 (3,108)     (3,108)
                                                          ---------   ---------
    Total stockholders' equity                              206,839     109,003
                                                          ---------   ---------
Total liabilities and stockholders' equity                $ 270,026   $ 182,355
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three months ended
                                                         -----------------------
                                                          September  September
                                                           26, 1999   27, 1998
                                                         ----------  -----------
Net revenues                                              $ 58,109     $ 47,574
Cost of revenues                                            36,527       29,793
                                                          --------     --------
Gross profit                                                21,582       17,781
Operating expenses:
  Marketing and sales                                       26,396       14,455
  Technology and development                                 4,069        1,127
  General and administrative                                 7,927        2,348
  Depreciation and amortization                              2,293        1,871
                                                          --------     --------
     Total operating expenses                               40,685       19,801
                                                          --------     --------
Operating loss                                             (19,103)      (2,020)
Other income (expense):
  Interest income                                            2,027          200
  Interest expense                                            (497)        (577)
  Other, net                                                    50           13
                                                          --------     --------
     Total other income (expense)                            1,580         (364)
                                                          --------     --------
Loss before income taxes and minority interests            (17,523)      (2,384)
Benefit from income taxes                                      350          677
                                                          --------     --------
Loss before minority interests                             (17,173)      (1,707)
Minority interests in operations of
  consolidated subsidiaries                                     29          137
                                                          --------     --------
Net loss                                                   (17,144)      (1,570)
Redeemable Class C common stock dividends                       --          444
                                                          --------     --------
Net loss applicable to common stockholders                $(17,144)    $ (2,014)
                                                          ========     ========
Basic and diluted net loss per common share
  applicable to common
  stockholders                                            $  (0.31)    $  (0.05)
                                                          ========     ========
Shares used in the calculation of basic and
  diluted loss per common share applicable to
  common stockholders                                       54,787       44,000
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three months ended September 26, 1999
                        (in thousands, except share data)
                                   (unaudited)

                                                                                     Common Stock
                                                                      -------------------------------------------
                                                Preferred Stock             Class A                Class B
                                             -----------------------  --------------------   --------------------
                                              Shares       Amount      Shares      Amount      Shares      Amount
                                             ----------   ----------  ----------  --------   ----------  --------
Balance at June 27, 1999                   1,127,546   $   117,573     4,100,012  $     41   45,579,005   $   456
Stock options issued to consultants in
   lieu of compensation                           --            --            --        --           --        --
Amortization of deferred compensation             --            --            --        --           --        --
Conversion of  preferred stock into
   Class A common stock                   (1,127,546)     (117,573)   11,275,460       113           --        --
Issuance of Class A common stock in
   connection with Initial Public
   Offering, net of issuance costs of             --            --     6,000,000        60           --        --
   $11,164
Conversion of Class B common stock into
   Class A common stock                           --            --     1,878,830        19   (1,878,830)      (19)
Comprehensive loss:
   Net loss                                       --            --            --        --           --        --


        Total comprehensive loss                  --            --            --        --           --        --
                                         -----------   -----------   -----------  --------  -----------   -------
Balance at September 26, 1999                     --   $        --    23,254,302  $    233   43,700,175   $   437
                                         ===========   ===========   ===========  ========  ===========   =======

                                           Additional                                    Treasury Stock         Total
                                            Paid-In      Accumulated   Deferred       -------------------  Stockholders'
                                             Capital        Deficit   Compensation    Shares     Amount       Equity
                                          -----------    -----------  ------------    --------  ---------   ------------
Balance at June 27, 1999                  $     6,038  $   (10,527)    $   (1,470)    5,332,800  $  (3,108)  $   109,003
Stock options issued to consultants in
   lieu of compensation                            39           --             --            --         --            39
Amortization of deferred compensation              --           --            105            --         --           105
Conversion of  preferred stock into
   Class A common stock                       117,460           --             --            --         --            --
Issuance of Class A common stock in
   connection with Initial Public
   Offering, net of issuance costs of
   $11,164                                    114,776           --             --            --         --       114,836
Conversion of Class B common stock into
   Class A common stock                            --           --             --            --         --            --
Comprehensive loss:
   Net loss                                        --      (17,144)            --            --         --       (17,144)
                                                                                                             -----------
        Total comprehensive loss                   --           --             --            --         --       (17,144)
                                          -----------  -----------     ----------   -----------  ---------   -----------
Balance at September 26, 1999             $   238,313  $   (27,671)    $   (1,365)    5,332,800  $  (3,108)  $   206,839
                                          ===========  ===========     ==========   ===========  =========   ===========

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                           Three months ended
                                                        ------------------------
                                                        September     September
                                                        26, 1999      27, 1998
                                                        ----------    ----------
Operating activities:
Net loss                                                 $ (17,144)   $  (1,570)
Reconciliation of net loss to net cash
 used in operations:
  Depreciation and amortization                              2,293        1,871
  Deferred income taxes                                        465           --
  Management put liability                                   1,451       (1,227)
  Bad debt expense                                             157           --
  Minority interests                                           (29)        (137)
  Amortization of deferred compensation                        105           --
  Other non cash charges                                        39           --
  Loss on disposal of equipment and other                       --          310
     Changes in operating assets and liabilities:
       Receivables                                             321        1,189
       Inventories                                          (2,580)      (1,503)
       Prepaid and other                                      (451)      (3,020)
       Recoverable income taxes                               (300)      (2,431)
       Other assets                                         (7,219)      (2,631)
       Accounts payable                                      8,686         (584)
       Accrued expenses                                      3,099          763
       Other liabilities                                       363         (528)
                                                         ---------    ---------
    Net cash used in operating activities                  (10,744)      (9,498)

Investing activities:
Acquisitions, net of cash acquired                          (7,902)          --
Capital expenditures, net of noncash
  expenditures                                              (5,829)      (2,063)
Sale of investments                                             --        2,000
Notes receivable, net                                          117           19
                                                         ---------    ---------
  Net cash used in investing activities                    (13,614)         (44)

Financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                                  115,847           --
  Proceeds from bank borrowings                              8,742        4,434
Payments of capital lease obligations                         (377)        (368)
Repayment of notes payable and bank
  borrowings                                               (24,832)          --
                                                         ---------    ---------
    Net cash provided by financing activities               99,380        4,066
                                                         ---------    ---------
Net change in cash and equivalents                          75,022       (5,476)
Cash and equivalents:
  Beginning of period                                       99,183        8,873
                                                         ---------    ---------
  End of period                                          $ 174,205    $   3,397
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 26, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2000.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included in 1-800-FLOWERS.COM, Inc. and Subsidiaries' (the "Company") Annual Report on Form 10-K for the fiscal year ended June 27, 1999. The consolidated balance sheet at June 27, 1999 has been derived from the audited consolidated financial statements at that date.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Loss

      For the three months ended September 26, 1999 and September 27, 1998, the Company's comprehensive losses of $17.1 million and $1.6 million, respectively were equal to the respective net losses for each of the respective periods presented.

Note 2 - Common Stock

Capital Transactions

      On August 6, 1999, the Company closed its initial public offering ("IPO") of its Class A common stock, issuing 6,000,000 shares at a price of $21.00 per share. The Company raised proceeds of approximately $114.8 million, net of underwriting discounts, commissions and other offering costs of approximately $11.2 million.

      In anticipation of its IPO, the Company amended and restated its certificate of incorporation on July 7, 1999 to provide that all previously outstanding shares of Class A common stock, of which the holders were entitled to one vote per share, and Class B common stock, which contained no voting rights, convert into a new series of Class B common stock and are entitled to 10 votes per share. Additionally, a new series of Class A common stock was established that entitles the holders to one vote per share. Each share of new Class B common stock shall automatically convert into one share of new Class A common stock upon transfer, with limited exception, and at the option of the holder. During the three months ended September 26, 1999, holders of 1,878,830 shares of new Class B common stock elected to convert such shares into an equal number of shares of new Class A common stock.

      On July 7, 1999, the board of directors and stockholders approved an amendment to the certificate of incorporation, effective on July 28, 1999, that provided for a ten-for-one split of the outstanding shares of common stock and increased the number of authorized shares of preferred stock to 10,000,000. Accordingly, the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the stock split.

      Also on July 7, 1999, the 1-800-FLOWERS.COM, Inc., 1999 Stock Incentive Plan was adopted by the Company's board of directors and approved by its stockholders. Pursuant to the terms of the plan, 9,900,000 shares of

Class A common stock have been authorized for issuance. The share reserve will automatically increase on the first trading day in January of each calendar year, beginning January 2, 2000, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares. The components of the plan include a discretionary option grant program, an automatic option grant program, a stock issuance program, and a salary investment option grant program. In August 1999, the Company granted 1,023,000 options at an exercise price of $21.00 per share and 300,000 options at an exercise price of $16.00 per share. Such grants were made at fair market value on their respective grant dates.

Preferred Stock Conversion

      Upon completion of the Company's IPO, each issued and outstanding share of preferred stock was converted into ten shares of Class A common stock, resulting in the issuance of 11,275,460 shares of Class A common stock.

Note 3 - Acquisition of Minority Stockholders' Interest in Plow & Hearth

      Pursuant to the terms of the Plow & Hearth stockholders' agreement between 1-800-FLOWERS.COM, Inc., its subsidiary, The Plow & Hearth, Inc. ("Plow & Hearth") and Plow & Hearth management shareholders, upon completion of the Company's IPO in August 1999, the Company satisfied its obligation under the Plow & Hearth management put liability when it acquired the remaining outstanding shares of common stock and stock options from the minority stockholders of Plow & Hearth for cash of approximately $7.9 million, net of Plow & Hearth stock option exercise proceeds of approximately $0.5 million. Accordingly, the incremental amount of funding required to satisfy the management put liability, which was $6.3 million at June 27, 1999, was recorded as general and administrative expense and goodwill in the amounts of $1.5 million and $0.1 million, respectively.

Note 4 - Long-Term Debt

      Upon completion of its IPO, the Company repaid $21.0 million of bank borrowings, representing all amounts outstanding under a bank term loan and revolving credit line. The Company's long-term debt and obligations under capital leases are as follows:

                                                             September    June
                                                             26, 1999   27, 1999
                                                           ----------  ---------
                                                              (in thousands)

Bank term loan and revolving credit line                     $    --     $21,000
Commercial notes and revolving credit lines                    9,885       4,675
Seller financed acquisition obligations                        3,052       3,351
Obligations under capital leases                               5,193       5,078
                                                             -------     -------
                                                              18,130      34,104
Less current maturities of long-term debt and
  obligations under capital leases                             7,639       6,647
                                                             -------     -------
                                                             $10,491     $27,457
                                                             =======     =======

Note 5 - Income Taxes

      The Company incurred a loss that provided a tax benefit of $0.4 million for the three months ended September 26, 1999. The effective tax rate differed from the combined statutory rate as a result of providing a full valuation allowance on that portion of the Company's deferred tax asset, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability.

Note 6 - Loss Per Share

      Net loss per share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options and warrants are not included in the computation as their inclusion would be antidilutive. The shares of the Company's preferred stock were converted into common stock upon completion of the IPO and are included in the calculation of weighted-average shares as of that date. During the three months ended September 27, 1998, shares of the Company's Class C common stock were excluded from the computation as their inclusion would have been antidilutive. All outstanding shares of the Company's Class C common stock were either redeemed or converted into Class A common stock in May 1999, and as such those shares converted (263,452) are included in the computation of weighted average shares for the entire three month period ended September 26, 1999.

Note 7 - Commitments and Contingencies

Commitments

      On September 1, 1999, the Company expanded both the term and scope of its continuing strategic relationship with America Online, Inc. ("AOL"). Pursuant to the terms under this new agreement, the Company will pay AOL $37.0 million over the new four-year term of the agreement, which extends through fiscal 2003. Additionally, during the first two years of the new agreement, the Company is required to share a portion of the revenue derived from certain of the AOL properties included in such agreement. The Company's remaining obligations to AOL under the previous agreement were cancelled upon the effectiveness of the new agreement.

Legal Proceedings

      From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, as more fully described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

      1-800-FLOWERS.COM, Inc. is a leading provider of floral products and gifts, gourmet foods and home and garden merchandise. The Company provides its customers the choice of purchasing its products online, by calling us toll-free or by visiting our owned or franchised retail stores. As of September 26, 1999, the Company had sold its products to approximately 8.3 million customers, of which 1.4 million had transacted business with us on-line.

      Upon closing of the Company's initial public offering in August 1999, the Company used a portion of the net proceeds, which amounted to $114.8 million, to repay $21.0 million of bank borrowings and to acquire, for net cash of $7.9 million, all of the remaining outstanding shares of Plow & Hearth common stock and stock options from the minority stockholders, thereby satisfying its obligation under the management put liability.

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

Results of Operations

      Net Revenues. Net revenues consist primarily of the selling price of merchandise and service and shipping charges, net of returns and credits. Total net revenues increased 22.1%, from $47.6 million for the three months ended September 27, 1998 to $58.1 million for the three months ended September 26, 1999. Telephonic revenues increased 9.5%, from $34.4 million for the three months ended September 27, 1998 to $37.6 million for the three months ended September 26, 1999, driven primarily by the growth in sales of non-floral products. Online revenues increased 88.1%, from $6.3 million for the three months ended September 27, 1998 to $11.8 million for the three months ended September 26, 1999. The increase was a result of our promotion efforts to attract customers to the 1-800-FLOWERS.COM web site and web site enhancements completed in July 1999.

      During the three months ended September 26, 1999, the Company added 486,000 new customers (167,000 online and 319,000 telephonically), bringing our cumulative customer accounts to 8.3 million, of which 1.4 million have transacted business through either the 1-800-FLOWERS.COM Web site or one of our affiliated portal partners.

      Retail fulfillment revenues increased 25.5%, from $6.9 million for the three months ended September 27, 1998 to $8.7 million for the three months ended September 26, 1999, primarily due to the growth in the number of owned retail stores from 27 to 38. The Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

      Cost of Revenues. Cost of revenues consists primarily of fees paid to clearinghouses, net of rebates, and the cost of merchandise sold, including inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility expenses related to the Company's wholesale operations and facility costs related to properties that are sublet to the Company's franchisees. Cost of revenues increased 22.6%, from $29.8 million for the three months ended September 27, 1998 to $36.5 million for the three months ended September 26, 1999. For the same period, gross profit margin declined 0.3 percentage points to 37.1%, as margin improvements from the sale of higher margin non-floral products were offset by both the introduction of our lower margin "Express" products and an increase in the average value of florist fulfilled orders which, while generating higher gross margin dollars, results in a lower gross margin percentage.

      Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, catalog costs, fees paid to establish and maintain strategic relationships with Internet companies, costs associated with retail store, customer service center and fulfillment center operations and the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses increased 82.6%, from $14.5 million, or 30.4% of total net revenues, for the three months ended September 27, 1998, to $26.4 million, or 45.4% of total net revenues, for the three months ended September 26, 1999. The increase was primarily attributable to spending in traditional media advertising and relationship and direct marketing; increases to the Company's marketing and merchandising personnel as well as sales personnel in support of increased order fulfillment and customer service activities; and additional online portal expenses as a result of the Company's expanded agreement with America Online and contract renewal with Excite@Home. The Company expects marketing and sales expenses to continue to increase significantly in future periods as the Company implements its strategy to expand its base of strategic relationships with Internet companies and to pursue an aggressive branding and marketing campaign.

      Technology and Development Expenses. Technology and development expenses consist primarily of payroll and operating expenses of our information technology group, costs associated with the 1-800-FLOWERS.COM web site, including design, development and third-party hosting, and maintenance, support and licensing costs pertaining to the Company's order entry, customer service, fulfillment and database systems. Technology and development expenses increased from $1.1 million for the three months ended September 27, 1998 to $4.1 million for the three months ended September 26, 1999. The increase was primarily attributable to development costs incurred to enhance the content and functionality of the Company's Web site and transaction processing system, and additional payroll and related expenses associated with the staffing of our technology personnel. The Company believes that continued investment in technology and development is critical to attaining its strategic objectives and, as a result, technology and development costs are expected to continue to increase in comparison to prior years, particularly in the areas of Web site development and database management.

      General and Administrative Expenses. General and administrative expenses consist of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expenses increased from $2.3 million, or 4.9% of total net revenues, for the three months ended September 27, 1998 to $7.9 million, or 13.6% of total net revenues, for the three months ended September 26, 1999. $2.7 million of the increase was attributable to the effect of the management put liability, as a $1.5 million charge was recorded for the three months ended September 26, 1999 whereas a benefit of $1.2 million was recorded for the three months ended September 27, 1998. The remainder of the increase was the result of costs associated with additions to the management team and administrative increases associated with operating as a public company. The Company expects that general and administrative expenses will increase in the future due to increased staffing required to support our growth strategy and the incremental costs expected to be incurred as a public company.

      Depreciation and Amortization. Depreciation and amortization increased from $1.9 million for the three months ended September 27, 1998 to $2.3 million for the three months ended September 26, 1999. The increase was primarily due to additional capital expenditures in short-lived information systems hardware and software.

      Other Income (Expense). Other income (expense), consists primarily of interest earned on the cash proceeds from the Company's IPO in August 1999, and private placement which was completed in May 1999, offset by interest expense attributable to the Company's credit facility, mortgage notes, promissory notes issued to sellers in acquisitions, and capital leases. The Company's credit facility, including an $18.0 million term loan and $3.0 million line of credit drawdown, was repaid with the proceeds of the Company's IPO.

      Income Taxes. For the three months ended September 26, 1999, the Company incurred a loss that provided a tax benefit of $0.4 million. The effective tax rate differed from the combined statutory rate as a result of providing a full valuation allowance on that portion of the Company's deferred tax asset, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable back claims, because of the uncertainty regarding its realizability.

Liquidity and Capital Resources

            At September 26, 1999, the Company had working capital of $150.3 million, including cash and equivalents of $174.2 million, compared to working capital of $85.6 million, including cash and equivalents of $99.2 million at June 27, 1999.

            Net cash used in operating activities was $10.8 million for the three months ended September 26, 1999 and was primarily attributable to net losses during the period, payments to internet partners recorded as deferred charges, and increases in inventory due to the Company's expansion into non-floral product lines and in anticipation of heavier volume during the coming holidays, offset in part by increases in accounts payable and accrued expenses.

            Net cash used in investing activities was $13.6 million for the three months ended September 26, 1999, and consisted of capital expenditures and the acquisition of all of the remaining outstanding shares of common stock and stock options from the minority shareholders of the Company's Plow & Hearth subsidiary.

            Net cash provided by financing activities was $99.4 million for the three months ended September 26, 1999, resulting from the net proceeds from the issuance of common stock in the Company's IPO, less repayments of amounts outstanding under the Company's credit facilities and capital lease obligations.

            The Company intends to continue to invest heavily to support its growth strategy and expand its online sales channel. These investments include expanded advertising and marketing programs designed to enhance the Company's brand name recognition with customers, expansion of its product lines to include a broad variety of gift and gourmet items, and the further development of its operating infrastructure and management team. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain lines of credit, in addition to the $4.5 million credit line which is currently available through one of the Company's operating subsidiaries. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

      The Company's State of Readiness

            The Company's critical systems fall into six categories: transaction processing, call management, telecommunications, fulfillment, finance and interactive applications. The core transaction processing and infrastructure systems are internally maintained and hosted. Interactive-based applications, which include the Company's Web site and BloomLink, are hosted at Fry Multimedia. To date, the Company's assessment has determined that these critical business systems are all Year 2000 compliant, except for its call routing system which the Company is in the process of replacing with other call routing software which has been represented to us as being Year 2000 compliant.

            The Company's non-critical and non-information technology systems, including those used for picking, packing, shipping, receiving, security and mailing systems, mail room facilities for automated postage, fire and backup generator systems and company-wide paging and alert systems, have been tested and/or represented to the Company as Year 2000 compliant.

            All material commercial software and hardware on which the Company depends is either Year 2000 compliant or will be upgraded to be compliant in the normal course of business through the installation of upgrades or replacements. The Company's material hardware, software and service vendors have informed the Company that the products it uses, or will be using as upgrades or replacements, to support its operations are Year 2000 compliant. The Company's Web site hosting service, Fry Multimedia, has represented to the Company that its hardware and software systems are Year 2000 compliant. The Company's internal critical business systems are dependent on the software and hardware products of four vendors: Oracle, Sun, Microsoft and AT&T. Oracle and Sun have represented to the Company that their products are Year 2000 compliant. The Company is in the process of migrating its current Microsoft software applications to Year 2000 compliant software recently released by Microsoft, and expects to complete installation and testing by November 1999. Our AT&T products have been upgraded for compliance, with the exception of AT&T's aforementioned call routing software, which we are in the process of replacing with other call routing software, which has been represented to us as Year 2000 compliant.

            The Company has received representations from a majority of its major suppliers of fresh products (flowers and plants) and hard goods that their operations are Year 2000 compliant. The Company is continuing its assessment of non-critical suppliers. However, the Company's business is not dependent on any one supplier. If one or more of these suppliers are not Year 2000 compliant, the Company will obtain its fresh products and hard goods from alternative suppliers that are Year 2000 compliant.

            Approximately one-half of BloomNet florists use the BloomLink web-based order processing system, which is Year 2000 compliant. The remaining BloomNet florists are being approached to implement BloomLink. By the end of 1999 the Company expects its fulfilling florists to be electronically linked to 1-800-FLOWERS.COM either through BloomLink or one of the other available Year 2000 compliant communication systems. The Company's business is not dependent on any one florist or wire service. To the extent one or more BloomNet florists are not so linked, then the Company may use an alternative fulfilling florist.

      Costs to Address Year 2000 Issues

            To date, the Company has not incurred any significant costs attributable to Year 2000 compliance. The Company's recent information technology investments have been in support of its expanding operating and decision support requirements and to the extent they involved a replacement of an existing system, also accommodated Year 2000 compliance. The Company does, however, expect to incur approximately $1.0 million to make our call routing system Year 2000 compliant. Other than these costs, the Company is not currently aware of any material operational issues or costs associated with preparing its systems for the Year 2000. Nonetheless, the Company may experience material unexpected costs caused by undetected errors or defects in the technology used in its systems or because of the failure of a material vendor to be Year 2000 compliant.

      Risks Associated with Year 2000 Issues

            Notwithstanding the Company's Year 2000 compliance efforts, the failure of a material system or vendor, or the Internet generally, to be Year 2000 compliant could harm the operation of the Company's systems or have other unforeseen, material adverse consequences. The Company may also experience external Year 2000-related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. All of these factors could materially adversely affect the Company's business.

      Contingency Plans

            The Company is engaged in an ongoing Year 2000 assessment and is currently in the process of finalizing its contingency plan. The results of our Year 2000 assessment and testing, and the responses received from third-party vendors and service providers have been taken into account in determining the need for and nature and extent of any contingency plans, which currently consist of manual workarounds for our call-routing system, and redundant/backup processes for all other critical systems.

            Based on the Company's assessment done to date, management believes that the reasonable likely worst-case scenario with respect to Year 2000 issues could be the difficulty for customers to place orders in the event of disruption of power or communication facilities. Although these events could have an adverse effect on the Company's business in the short-term, management does not believe that Year 2000 issues will materially and adversely affect the Company's business, results of operations or financial condition over the long-term. No assurances can be given that these expectations will be realized.

Additional Risk Factors that May Affect Future Results

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations would likely suffer.

            The Company expects to incur losses for the foreseeable future which may reduce the trading price of its Class A common stock. The Company expects to incur significant operating and capital expenditures in order to:

            o expand the 1-800-FLOWERS.COM brand through marketing and other promotional activities;
            o     enter into strategic relationships with Internet companies;
            o     increase the number of products offered; and
            o enhance the Company's technological infrastructure and order fulfillment capabilities.

            Although the Company has been profitable in the past, management expects that the Company will incur losses for the foreseeable future as a result of these expenditures. In order to achieve and maintain profitability, the Company will need to generate revenues significantly above historical levels. Management cannot assure you that the Company will achieve sufficient revenues for profitability. Even if the Company does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

            The Company's quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

            o     seasonality;
            o     the timing and effectiveness of our marketing programs;
            o     the timing and effectiveness of capital expenditures;
            o the Company's ability to enter into or renew marketing agreements with Internet companies; and
            o     competition.

            The Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue in relation to its expenses, operating results will suffer. The Company's operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future performance. It is possible that, in future periods, results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of the Company's Class A common stock to fall.

            Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions. If general economic conditions deteriorate and the Company's customers have less disposable income, consumers will likely spend less on its products and its quarterly operating results will suffer.

            The Company's operating results will suffer if sales during the Company's peak seasons do not meet its expectations. Sales of the Company's products are seasonal, concentrated in the second calendar quarter, due to Mother's Day, Secretaries' Week and Easter, and the fourth calendar quarter, due to the Thanksgiving and Christmas holidays. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company significantly increases its inventory levels. If sales during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results will suffer.

            If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income will decrease. The Company's business historically has focused on offering floral and gift products. The Company has expanded its product lines in the gift, gourmet food and home and garden categories, and expects to incur significant costs in marketing these new products. If the Company's customers do not find its expanded product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its net income will decrease.

            If the Company fails to develop and maintain its brand, its will not increase or maintain its customer base or its revenues. The Company must develop and maintain the 1-800-FLOWERS.COM brand to expand its customer base and its revenues. In addition, the Company may introduce or acquire other brands in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. The Company intends to substantially increase its expenditures for creating and maintaining brand loyalty and raising awareness of its additional product offerings. However, if the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands, it will lose customers and revenues will decline.

            The Company's success in promoting and enhancing the 1-800-FLOWERS.COM brand will also depend on its success in providing its customers high-quality products and a high level of customer service. If the Company's customers do not perceive its products and services to be of high quality, the value of the 1-800-FLOWERS.COM brand would be diminished, the Company will lose customers and its revenues will decline.

            A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. The Company expects that in the future a significant portion of its online customers will purchase products at its AOL online store or come to its Web site from third party Web sites with which the Company has strategic relationships, including AOL, Excite, SNAP.COM and the Microsoft Network. If these third-parties do not attract a significant number of visitors, the Company will not receive a significant number of online customers from these relationships and its revenues will decrease or not grow. In addition, the Company plans to enter into more of these relationships and it may pay significant fees to do so. There is strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues will suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

            If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, its customers may not shop with the Company again. Floral orders placed by the Company's customers are fulfilled by local florists, a majority of which are either part of the BloomNet network of approximately 1,500 independent florists or are owned or franchised stores. Except for the Company-owned stores, the Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues will decrease.

            If a florist discontinues its relationship with the Company, the Company's customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company's arrangements with local florists for order fulfillment, including arrangements with BloomNet florists, are not formalized in writing. Of those relationships which have been formalized in writing, including arrangements with BloomNet florists, most may be terminated with 10 days notice. If a florist discontinues its relationship with the Company, it will be required to obtain a suitable replacement located in the same area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

            If a significant amount of customers are not satisfied with their purchase, the Company will be required to incur substantial costs to issue refunds, credits or replacement products. The Company offers its customers a 100% satisfaction guarantee on its products. If customers are not satisfied with the products they receive, the Company will either send the customer another product or issue the customer a refund or a credit. The Company's net income could decrease if a significant number of customers request replacement products, refunds or credits.

            Increased shipping costs and labor stoppages may adversely affect sales of the Company's non-floral products. Non-floral products are delivered to customers either directly from the manufacturer or from the Company's warehouse in Virginia. The Company has established relationships with the United States Postal Service, Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to raise the prices they charge to ship the Company's goods, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to its customers and adversely affect its customer relationships.

            If the Company fails to continuously improve our Web site, it will not attract or retain customers. If potential or existing customers do not find the Company's Web site a convenient place to shop, the Company will not attract or retain customers and its sales will suffer. To encourage the use of the Company's Web site, it must continuously improve its accessibility, content and ease of use. If competitors' Web sites are perceived as easier to use or better able to satisfy customer needs, customer traffic and the Company's business would be adversely affected.

            Competition in the floral, gift, gourmet food and home and garden industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in the floral, gift, gourmet food and home and garden categories. In the floral category, the Company's competitors include:

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

            Competition is intense and the Company expects it to increase. Increased competition could result in:

            o     price reductions, decreased revenue and lower profit margins;
            o     loss of market share; and
            o     increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company's results of operations.

            If the Company does not accurately predict customer demand for its products, it may lose customers or experience increased costs. In the past, the Company did not need to maintain significant inventory of products. However, as the Company expands the volume of non-floral products offered to its customers, the Company intends to increase inventory levels and the number of products maintained in its warehouses. Because the Company has limited experience offering many of its non-floral products through its Web site, the Company may not predict inventory levels accurately. If the Company overestimates customer demand for its products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If the Company underestimates customer demand, it will disappoint customers who may turn to its competitors. Moreover, the strength of the 1-800-FLOWERS.COM brand could be diminished due to misjudgments in merchandise selection.

            If the supply of flowers for sale becomes limited, the price of flowers will rise or flowers may be unavailable and the Company's revenues and gross margins could decline. A variety of factors affect the supply of flowers in the United States and the price of the Company's floral products. If the supply of flowers available for sale is limited due to weather conditions or other factors, prices for flowers will likely rise and customer demand for the Company's floral products may be reduced, causing revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

            Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and the Company expects that this will continue in the future. The availability and price of flowers could be affected by a number of factors affecting these regions, including:

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

            A failure to manage our internal operating and financial functions could lead to inefficiencies in conducting the Company's business and subject it to increased expenses. The Company's expansion efforts have significantly strained its operational and financial systems. To accommodate the Company's growth, it recently implemented new or upgraded operating and financial systems, procedures and controls. Any failure to integrate these initiatives in an efficient manner could adversely affect its business. In addition, the Company's systems, procedures and controls may prove to be inadequate to support its future operations.

            The Company's franchisees may damage its brand or increase its costs by failing to comply with its franchise agreements or its operating standards. As of September 26, 1999, the Company franchised 85 flower shops through 53 franchisees. The Company's franchise business is governed by its Uniform Franchise Offering Circular, franchise agreements and applicable franchise law. If the Company's franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brand may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on 54 leases, which the franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid a default under the primary lease. Furthermore, as a franchisor, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company's obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

            If third parties acquire rights to use similar domain names or phone numbers or if the Company loses the right to use its phone numbers, its brand may be damaged and it may lose sales. The Company's Internet domain names are an important aspect of its brand recognition. The Company cannot practically acquire rights to all domain names similar to www.1800flowers.com. If third parties obtain rights to similar domain names, these third parties may confuse the Company's customers and cause its customers to inadvertently place orders with these third parties, which would result in lost sales and could damage its brand.

            Likewise, the phone number that spells 1-800-FLOWERS is important to the Company's brand and its business. While the Company has obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common "FLOWERS" misdials, it may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells "FLOWERS" with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse the Company's customers and cause lost sales and potential damage to its brand. In addition, under applicable FCC rules, ownership rights to telephone numbers cannot be acquired. Accordingly, the FCC may rescind the Company's right to use any of its phone numbers, including 1-800-FLOWERS.

            If the Company does not continue to receive rebates from wire services, its results of operations could suffer. The Company has entered into arrangements with independent wire service companies that provide it with rebates when it settle its customers' floral orders utilizing their service. If the Company cannot renew these arrangements or enter similar arrangements on commercially reasonable terms, its results of operations could suffer. In addition, these companies may eliminate or modify the rebate structure they have in place with the Company. Any adverse modification to these rebate structures could also cause the Company's results of operations to suffer.

            The Company's net sales and gross margins would decrease if it experiences significant credit card fraud. A failure to adequately control fraudulent credit card transactions would reduce its net sales and gross margins because it does not carry insurance against this risk. The Company has developed technology to help detect the fraudulent use of credit card information. Nonetheless, to date, the Company has suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, the Company is liable for fraudulent credit card transactions because it does not obtain a cardholder's signature.

            A failure to integrate the systems and operations of any acquired business with the Company's operations may disrupt its business. The Company has acquired complementary businesses and may continue to do so in the future. If the Company is unable to fully integrate these acquisitions or any future acquisition, its business and operations could suffer, management will be distracted and its expenses may increase.

            The Company's revenues will not grow if the Internet is not accepted as a medium for commerce. The Company expects to derive an increasing amount of its revenue from electronic commerce, and intends to extensively market its non-floral products online. If the Internet is not accepted as a medium for commerce, its revenues will not grow as the Company expects and its business will suffer. A number of factors may inhibit Internet usage, including:

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

            A lack of security over the Internet may cause Internet usage to decline and cause the Company to expend capital and resources to protect against security breaches. A significant barrier to electronic commerce over the Internet has been the need for secure transmission of confidential information and transaction information. Internet usage could decline if any well-publicized compromise of security occurred. As a result, the Company may be required to expend capital and resources to protect against or to alleviate these problems.

            Unexpected system interruptions caused by system failures may result in reduced revenue and harm to the Company's reputation. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its Web site and in its toll-free customer service centers. The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company's systems have in the past, and may in the future, experience:

            o     system interruptions;
            o     long response times; and
            o     degradation in service.

            The Company cannot assure you that it will adequately implement systems to improve the speed, security and availability of its Internet and telecommunications systems. Because the Company's business depends on customers making purchases on its systems, its revenues will decrease and its reputation could be harmed if it experiences frequent or long system delays or interruptions or if a disruption occurs during a peak holiday season.

            If Fry Multimedia and AT&T does not adequately maintain the Company's Web site and telephone service, the Company may experience system failures and its revenues will decrease. The Company is dependent on Fry Multimedia to host and maintain its Web site and on AT&T to provide telephone services to its customer service centers. If Fry Multimedia or AT&T experience system failures or fail to adequately maintain the Company's systems, the Company would experience interruptions and its customers might not continue to utilize its services. If the Company does not maintain its Web site or its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its Web site or its telephone service without these or other third parties. The Company may not be able to maintain these relationships or replace them on financially attractive terms. Failure to do so may disrupt the Company's operations or require it to incur significant unanticipated costs.

            Interruptions in FTD's Mercury system or a reduction in the Company's access to this system may disrupt order fulfillment and create customer dissatisfaction. A significant portion of the Company's customers' orders were communicated to the fulfilling florist through FTD's Mercury system. The Mercury system is an order processing and messaging network used to facilitate the transmission of floral orders between florists. The Mercury system has in the past experienced interruptions in service. If the Mercury system experiences interruptions in the future, the Company would experience difficulties in fulfilling its customers' orders and many of its customers might not continue to shop with the Company.

            In addition, the Company has been engaged in discussions with FTD regarding decreasing its level of access to the Mercury system. FTD is one of the Company's competitors, and any material decrease or elimination access to Mercury by FTD would adversely impact the Company's ability to fulfill orders in a timely fashion during peak periods and may result in lost revenues and customers.

            If the Company is unable to hire and retain key personnel, its business and growth will suffer. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its Senior Vice President, Christopher
G. McCann. In addition, the Company has recently hired several new members of its senior management team to help manage its growth and it will need to recruit, train and retain a significant number of additional employees, particularly employees with technical backgrounds. These individuals are in high demand and the Company is not certain it will be able to attract the personnel it needs. The loss of the services of any of the Company's executive management or key personnel, its failure to integrate any of its new senior management into its operations or its inability to attract qualified additional personnel could cause its growth to suffer and force it to expend time and resources in locating and training additional personnel.

            Many governmental regulations may impact the Internet, which could affect the Company's ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet or the Company's Web site. The Company expects there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for the Company's products, increase its costs or otherwise adversely affect its business.

            Regulations imposed by the Federal Trade Commission may adversely affect the growth of the Company's Internet business or its marketing efforts. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that the Company establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by the Company. These regulations may also include enforcement and redress provisions. Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet. One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above. The Company may become a party to a similar investigation, or the Federal Trade Commission's regulatory and enforcement efforts may adversely affect its ability to collect demographic and personal information from users, which could adversely affect its marketing efforts.

            Unauthorized use of the Company's intellectual property by third parties may damage its brand. Unauthorized use of the Company's intellectual property by third parties may damage its brand and its reputation and will likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

            Defending against intellectual property infringement claims could be expensive and, if the Company is not successful, could disrupt its ability to conduct business. The Company cannot be certain that its products do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. The Company may be a party to legal proceedings and claims relating to the intellectual property of others from time to time in the ordinary course of its business. The Company may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt its ability to conduct business.

            If states begin imposing state sales and use taxes, the Company may lose sales or incur significant expenses in satisfaction of these obligations. At present, except for the Company's retail operations, the Company does not collect sales or other similar taxes in respect of sales and shipments of its products in states other than New York, Texas, Arizona, Florida, Georgia and Virginia. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as 1-800-FLOWERS.COM. A successful assertion by one or more of these states that the Company should have collected or be collecting sales tax on the sale of its products could result in additional costs and corresponding price increases to its customers. Any imposition of state sales and use taxes on the Company's products sold over the Internet may decrease customers' demand for its products and revenue. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

            Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food products, may expose it to product liability claims in the event that the use or consumption of these products results in personal injury. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company's reputation and its brand. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

            The Company's stock price may be highly volatile and could drop unexpectedly, particularly because it has Internet operations. The price at which the Company's class A common stock will trade may be highly volatile and may fluctuate substantially. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of companies with Internet operations. As a result, investors may experience a material decline in the market price of the Company's Class A common stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, certain of its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            On August 6, 1999, the Company closed its initial public offering ("IPO") of its Class A common stock, issuing 6,000,000 shares at a price of $21.00 per share. The Company raised proceeds of approximately $114.8 million, net of underwriting discounts, commissions and other offering costs of approximately $11.2 million.

            In anticipation of its IPO, the Company amended and restated its certificate of incorporation on July 7, 1999 to provide that all previously outstanding shares of Class A common stock, of which the holders were entitled to one vote per share, and Class B common stock, which contained no voting rights, convert into a new series of Class B common stock and are entitled to 10 votes per share. Additionally, a new series of Class A common stock was established that entitles the holders to one vote per share. Each share of new Class B common stock shall automatically convert into one share of new Class A common stock upon transfer, with limited exception, and at the option of the holder.

            On July 7, 1999, the board of directors and stockholders approved an amendment to the certificate of incorporation, effective on July 28, 1999, that provided for a ten-for-one split of the outstanding shares of common stock and increased in the number of authorized shares of preferred stock to 10,000,000.

            Also on July 7, 1999, the 1-800-FLOWERS.COM, Inc., 1999 Stock Incentive Plan was adopted by the Company's board of directors and approved by its stockholders. Pursuant to the terms of the plan, 9,900,000 shares of Class A common stock have been authorized for issuance. The share reserve will automatically increase on the first trading day in January of each calendar year, beginning January 2, 2000, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares. The components of the plan include a discretionary option grant program, an automatic option grant program, a stock issuance program, and a salary investment option grant program. In August 1999, the Company granted 1,023,000 options at an exercise price of $21.00 per share and 300,000 options at an exercise price of $16.00 per share. Such grants were made at fair market value on their respective grant dates.

            Use of proceeds information is provided herewith in Connection with the Offering. The effective date of the Company's registration statement (File # 333-78985) filed on Form S-1 under the Securities Act of 1933, as amended, relating to the Company's initial public offering of Class A common stock was August 2, 1999. In its initial public offering, the Company sold 6,000,000 shares of its Class A common stock to an underwriting syndicate led by Goldman, Sachs & Co., Credit Suisse First Boston Corporation and Wit Capital Corporation. The offering commenced on August 3, 1999 and closed on August 6, 1999; resulting in aggregate proceeds of $126 million. The Company's net proceeds from the offering were $114.8 million. Approximately $8.8 million of offering expenses was attributable to underwriting discounts.

            Since the closing of the Company's IPO, the Company has utilized the proceeds as follows:

            o $18.0 million to repay a term loan with Chase Bank that was used to fund our acquisition of Plow & Hearth;

            o $3.0 million to repay a line of credit with Chase Bank that was used for working capital and general corporate purposes; and
            o $7.9 million, net of option exercises by Plow & Hearth option holders, to redeem all outstanding common stock of our Plow & Hearth subsidiary not held by us and Plow & Hearth stock options.
            o $10.9 million to fund operating activities, including marketing and other activities associated with the Company's expansion into non-floral product lines.

            Unused proceeds of the offering are currently invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

            As of September 26, 1999, the Company had not made any specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, the Company currently intends to use the remaining proceeds over time:

            o     to fund its marketing activities;
            o     to enhance its infrastructure;
            o     to enter into strategic relationships with Internet companies;
            o     to expand its product offerings;
            o     for other general corporate purposes, and
            o     to expand its current business through strategic acquisitions.

            Additional securities of the Company may be issued as follows:

            o 1,237,500 shares of Class B common stock upon the exercise of options outstanding as of November 1, 1999 at a weighted average exercise price of $1.73 per share;
            o 1,323,000 shares of Class A common stock upon the exercise of options outstanding as of November 1, 1999 at a weighted average exercise price of $19.87, and up to 8,577,000 additional shares of Class A common stock that could be issued under our 1999 stock incentive plan; and
            o 2,371,040 shares of Class A common stock upon the exercise of an outstanding warrant with a nominal exercise price.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Refer to "Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS" for matters submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.1 Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Commission on July 9, 1999 (File No. 333-78985).*

            3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to
                  Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, filed with the Commission on July 22, 1999 (File No. 333-78985).*

            3.3 Amended and Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, filed with the Commission on May 21, 1999 (File No. 333-78985).*

            4.1 Form of Certificate for Common Stock of the Registrant. Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-1, filed with the Commission on July 9, 1999 (File No. 333-78985).*

           10.19 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc.*

           10.20 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc.*

           10.22 Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 1999, by and between America Online, Inc. and 800-FLOWERS.COM, Inc.*

            27.1 Financial Data Schedule for the three months ended September 26, 1999.

      (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended September 26, 1999.

----------
* Incorporated by reference to the Company's registration statement on Form S-1 (no. 333-78985), dated August 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          1-800-FLOWERS.COM, Inc.
                                          ----------------------------------
                                          (Registrant)


Date: November 11, 1999                   /s/ James F. McCann
                                          ----------------------------------
                                          James F. McCann
                                          Chief Executive Officer
                                          Chairman of the Board of Directors
                                          (Principal Executive Officer)


Date: November 11, 1999                   /s/ John W. Smolak
                                          ----------------------------------
                                          John W. Smolak
                                          Senior Vice President Finance and
                                          Administration (Principal Financial
                                          and Accounting Officer