Form 10-Q
period 1999-12-26
1 800 FLOWERS COM INC
filed 2000-02-08
CIK 1084869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD from ___ to ___

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                   11-3117311
----------                                                 -------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  1600 STEWART AVENUE, WESTBURY, NEW YORK 11590
                  ---------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (516) 237-6000
                                 ---------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 ---------------
                    (Former name, former address and formal
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   23,377,201
                                  -------------
  (Number of shares of Class A common stock outstanding as of February 1, 1999)

                                   38,413,105
                                 --------------
  (Number of shares of Class B common stock outstanding as of February 1, 1999)

                             1-800-FLOWERS.COM, INC.

                                      INDEX



                                                                                                       PAGE

Part I.                Financial Information

Item 1.                Consolidated Financial Statements:

                       Consolidated Balance Sheets-December 26, 1999 and June
                         27, 1999                                                                        3

                       Consolidated Statements of Operations-Three and Six Months Ended
                         December 26, 1999 and December 27, 1998                                         4

                       Consolidated Statements of Cash Flows-Six Months Ended
                         December 26,1999 and December 27, 1998                                          5

                       Notes to Consolidated Financial Statements                                        6

Item 2.                Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                            10

Item 3.                Quantitive and Qualitative Disclosures About Market Risk                         21

Part II.               Other Information

Item 1.                Legal Proceedings                                                                22

Item 2.                Changes in Securities and Use of Proceeds                                        22

Item 3.                Defaults Upon Senior Securities                                                  22

Item 4.                Submission of Matters to a Vote of Security Holders                              22

Item 5.                Other Information                                                                23

Item 6.                Exhibits and Reports on Form 8-K                                                 23

Signatures                                                                                              24


PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                      DECEMBER        JUNE
                                                                                      26, 1999      27, 1999
                                                                                    ------------- -------------
                                                                                    (unaudited)
 ASSETS
 Current assets:

   Cash and equivalents                                                              $ 153,681      $ 99,183
   Receivables, net                                                                     17,778         9,284
   Inventories                                                                          11,193         7,496
   Prepaid and other                                                                     2,243         1,307
   Recoverable income taxes                                                              3,214         2,431
   Deferred tax assets                                                                     801         1,504
                                                                                    ------------- -------------
   Total current assets                                                                188,910       121,205
 Property, plant and equipment at cost, net                                             36,478        27,525
 Investments                                                                               937           984
 Capitalized investment in leases                                                        1,222         1,452
 Notes receivable, net                                                                     514           722
 Goodwill, net of accumulated amortization                                              40,421        21,362
 Investment in licenses, net of accumulated amortization                                 3,267         3,428
 Other                                                                                   8,551         5,677
                                                                                    ------------- -------------
 Total assets                                                                         $280,300      $182,355
                                                                                    ============= =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                                   $ 59,366      $ 23,396
   Accrued expenses                                                                     12,164         5,543
   Current maturities of long-term debt and obligations under capital leases             3,305         6,647
                                                                                    ------------- -------------
   Total current liabilities                                                            74,835        35,586
 Long-term debt and obligations under capital leases                                     9,145        27,457
 Deferred rent and other liabilities                                                     5,488         4,009
 Management put liability                                                                    -         6,300
                                                                                    ------------- -------------
 Total liabilities                                                                      89,468        73,352
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $.01 par value,  shares authorized-10,000,000, shares issued and outstanding-none at December 26, 1999 and 1,127,546 at June 27, 1999,
     stated at liquidation value                                                             -       117,573
   Class A common stock, $.01 par value, shares authorized-200,000,000, shares
     issued-   23,378,751 at December 26, 1999 and 4,100,012 at June 27, 1999              234            41
   Class B common stock, $.01 par value, shares authorized-200,000,000, shares
     issued-43,693,105 at December 26, 1999 and 45,579,005 at June 27, 1999                437           456
   Additional paid-in capital                                                          239,711         6,038
   Accumulated deficit                                                                 (45,182)      (10,527)
   Deferred compensation                                                                (1,260)       (1,470)
   Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                  (3,108)       (3,108)
                                                                                    ------------- -------------
   Total stockholders' equity                                                          190,832       109,003
                                                                                    ------------- -------------
 Total liabilities and stockholders' equity                                           $280,300      $182,355
                                                                                    ============= =============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        -----------------------------  ----------------------------
                                                                              DECEMBER     DECEMBER     DECEMBER     DECEMBER
                                                                              26, 1999     27, 1998     26, 1999     27, 1998
                                                                             ---------    ---------    ---------    ---------
Net revenues                                                                   118,808       88,804    $ 176,917    $ 136,378
Cost of revenues                                                                71,216       51,847      107,743       81,640
                                                                             ---------    ---------    ---------    ---------
Gross profit                                                                    47,592       36,957       69,174       54,738
Operating expenses:
  Marketing and sales                                                           52,802       33,065       79,198       47,520
  Technology and development                                                     3,833        1,807        7,902        2,934
  General and administrative                                                     7,249        3,273       15,176        5,621
  Depreciation and amortization                                                  3,422        2,015        5,715        3,886
                                                                             ---------    ---------    ---------    ---------
       Total operating expenses                                                 67,306       40,160      107,991       59,961
                                                                             ---------    ---------    ---------    ---------
Operating loss                                                                 (19,714)      (3,203)     (38,817)      (5,223)
Other income (expense):
  Interest income                                                                2,232          204        4,259          404
  Interest expense                                                                (325)        (626)        (822)      (1,203)
  Other, net                                                                        37          (28)          87          (15)
                                                                             ---------    ---------    ---------    ---------
       Total other income (expense)                                              1,944         (450)       3,524         (814)
                                                                             ---------    ---------    ---------    ---------
Loss before income taxes and minority interests                                (17,770)      (3,653)     (35,293)      (6,037)
Benefit from income taxes                                                          249        1,071          599        1,748
                                                                             ---------    ---------    ---------    ---------
Loss before minority interests                                                 (17,521)      (2,582)     (34,694)      (4,289)
Minority interests in operations of consolidated subsidiaries                       10         (173)          39          (36)
                                                                             ---------    ---------    ---------    ---------
Net loss                                                                       (17,511)      (2,755)     (34,655)      (4,325)
Redeemable Class C common stock dividends                                         --           (441)        --           (885)
                                                                             ---------    ---------    ---------    ---------
Net loss applicable to common stockholders                                     (17,511)   $  (3,196)   $ (34,655)   $  (5,210)
                                                                             =========    =========    =========    =========
Basic and diluted net loss per common share applicable to common
   stockholders                                                              $   (0.28)   $   (0.07)   $   (0.60)   $   (0.12)
                                                                             =========    =========    =========    =========
Shares used in the calculation of basic and diluted net loss per
  common share applicable to common stockholders                                61,680       44,000       58,234       44,000
                                                                             =========    =========    =========    =========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                       SIX MONTHS ENDED
                                                                                                ------------------------------
                                                                                                  DECEMBER 26, DECEMBER 27,
                                                                                                      1999         1998
                                                                                                   ---------    ---------

OPERATING ACTIVITIES:

Net loss                                                                                           $ (34,655)   $  (4,325)
Reconciliation of net loss to net cash used in operations:
  Depreciation and amortization                                                                        5,715        3,886
  Deferred income taxes                                                                                  703         --
  Management put liability                                                                             1,451       (1,631)
  Bad debt expense                                                                                       618         --
  Minority interests                                                                                     (39)          36
  Amortization of deferred compensation                                                                  210         --
  Other non cash charges                                                                                 222         --
  Loss on disposal of equipment and other                                                               --            310
  Changes in operating assets and liabilities:
       Receivables                                                                                    (9,026)      (4,961)
       Inventories                                                                                    (3,670)      (2,307)
       Prepaid and other                                                                                (150)      (4,769)
       Recoverable income taxes                                                                         (830)      (3,974)
       Other assets                                                                                   (4,789)      (2,041)
       Accounts payable                                                                               34,546       14,640
       Accrued expenses                                                                                6,334        3,126
       Other liabilities                                                                               1,318          910
                                                                                                   ---------    ---------
  NET CASH USED IN OPERATING ACTIVITIES                                                               (2,042)      (1,100)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                                                   (25,521)        --
Capital expenditures, net of noncash expenditures                                                    (11,917)      (3,828)
Sale of investments                                                                                     --          2,000
Notes receivable, net                                                                                    208          (40)
                                                                                                   ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                                                              (37,230)      (1,868)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs                                        115,722         --
Proceeds from bank borrowings                                                                         13,332        4,434
Payments of capital lease obligations                                                                   (805)        (898)
Repayment of notes payable and bank borrowings                                                       (34,479)      (1,104)
                                                                                                   ---------    ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           93,770        2,432
                                                                                                   ---------    ---------
Net change in cash and equivalents                                                                    54,498         (536)
Cash and equivalents:
  Beginning of period                                                                                 99,183        8,873
                                                                                                   ---------    ---------
  End of period                                                                                    $ 153,681    $   8,337
                                                                                                   =========    =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 26, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2000.

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

COMPREHENSIVE LOSS

         For the three and six months ended December 26, 1999 and December 27, 1998, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.

NOTE 2 - COMMON STOCK

STOCK SPLIT

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

INITIAL PUBLIC OFFERING

         On August 6, 1999, the Company closed its initial public offering ("IPO") of its Class A common stock, issuing 6,000,000 shares at a price of $21.00 per share. The Company raised proceeds of approximately $114.7 million, net of underwriting discounts, commissions and other offering costs of approximately $11.3 million.

         In anticipation of its IPO, the Company amended and restated its certificate of incorporation on July 7, 1999 to provide that all previously outstanding shares of Class A common stock, of which the holders were entitled to one vote per share, and Class B common stock, which contained no voting rights, convert into a new series of Class B common stock and are entitled to 10 votes per share. Additionally, a new series of Class A common stock was established that entitles the holders to one vote per share. Each share of new Class B common stock shall automatically convert into one share of new Class A common stock upon transfer, with limited exception, and at the option of the holder. During the three and six months ended December 26, 1999, holders of 7,070 and 1,885,900 shares, respectively, of new Class B common stock elected to convert such shares into an equal number of shares of new Class A common stock.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

PREFERRED STOCK CONVERSION

         Upon completion of the Company's IPO, each issued and outstanding share of preferred stock was converted into ten shares of Class A common stock, resulting in the issuance of 11,275,460 shares of Class A common stock.

NOTE 3 - ACQUISITIONS

GREATFOOD.COM, INC.

         Pursuant to an agreement and plan of reorganization, on November 24, 1999, the Company completed its acquisition of GreatFood.com, Inc., ("GreatFood.com"), an online retailer of specialty and gourmet food products. The purchase price of approximately $18.7 million was funded with a portion of the net proceeds available from the Company's IPO. The acquisition has been accounted for as a purchase and, accordingly, the operating results of GreatFood.com have been included in the company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximately $18.3 million, is being amortized over three years.

         The following unaudited pro forma consolidated financial information reflects the results of operations for the six months ended December 26, 1999 and December 27, 1998, as if the acquisition had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and GreatFood.com been combined during the specified periods.




                                                         SIX MONTHS ENDED
                                                     --------------------------
                                                       DECEMBER      DECEMBER
                                                       26, 1999       27, 1998
                                                       ---------    ---------
                                                           (in thousands)

Net revenues                                           $ 177,399    $ 137,061
Loss from operations                                     (46,488)      (9,072)
Net loss applicable to common stockholders               (42,225)      (7,253)
Net loss per share                                     $   (0.73)   $   (0.16)


THE PLOW & HEARTH, INC.

         Pursuant to the terms of the Plow & Hearth stockholders' agreement between 1-800-FLOWERS.COM, Inc., its subsidiary, The Plow & Hearth, Inc. ("Plow & Hearth") and Plow & Hearth management shareholders, upon completion of the Company's IPO in August 1999, the Company satisfied its obligation under the Plow & Hearth management put liability when it acquired the remaining outstanding shares of common stock and stock options from the minority stockholders of Plow & Hearth for cash of approximately $7.9 million, net of Plow & Hearth stock option exercise proceeds of approximately $0.5 million. Accordingly, the incremental amount of funding required to satisfy the management put liability, which was $6.3 million at June 27, 1999, was recorded in the Company's fiscal 2000 quarter ended September 26, 1999 as general and administrative expense and goodwill in the amounts of $1.5 million and $0.1 million, respectively.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

         Using the proceeds of its IPO, the Company repaid amounts previously outstanding under a bank term loan and revolving credit line, as well as seller financed acquisition obligations associated with the Company's franchise operations. The Company's long-term debt and obligations under capital leases consist of the following:



                                                                                    DECEMBER    JUNE
                                                                                     26,1999   27, 1999
                                                                                     -------   -------
                                                                                      (IN  THOUSANDS)

Bank term loan and revolving credit line                                             $  --     $21,000
Commercial notes and revolving credit lines                                            7,109     4,675
Seller financed acquisition obligations (1)                                              771     3,351
Obligations under capital leases                                                       4,570     5,078
                                                                                     -------   -------
                                                                                      12,450    34,104
Less current maturities of long-term debt and obligations under
   capital leases                                                                      3,305     6,647
                                                                                     -------   -------
                                                                                     $ 9,145   $27,457
                                                                                     =======   =======


      (1)Included in amounts outstanding under seller financed acquisition obligations at December 26, 1999 is $450,000 related to the Company's wholesale floral subsidiary. As described in further detail below, such amounts were assumed by the purchaser upon the Company's divestiture of this subsidiary in January 2000 (see Note 8).

NOTE 5 - INCOME TAXES

         The Company incurred a loss that provided a tax benefit of $0.2 million and $0.6 million for the three and six months ended December 26, 1999, respectively. The effective tax rate differed from the combined statutory rate as a result of providing a full valuation allowance on that portion of the Company's deferred tax asset, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability.

NOTE 6 - LOSS PER SHARE

         Net loss per share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options and warrants are not included in the computation as their inclusion would be antidilutive. The shares of the Company's preferred stock were converted into common stock upon completion of the IPO and are included in the calculation of weighted-average shares as of that date. During the three and six months ended December 27, 1998, shares of the Company's Class C common stock were excluded from the computation as their inclusion would have been antidilutive. All outstanding shares of the Company's Class C common stock were either redeemed or converted into Class A common stock in May 1999, and as such, those shares converted (263,452) are included in the computation of weighted-average shares for the entire three and six months ended December 26, 1999.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or liquidity.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENT - SALE OF FLORAL WORKS SUBSIDIARY

         On January 12, 2000, the Company completed the sale of its Floral Works, Inc. ("Floral Works") subsidiary to a private investment firm, Eaglestone Partners, and the management of Floral Works. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of $3.1 million approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture.

         The divestiture of Floral Works is not expected to have a material impact on the Company's consolidated revenues for the fiscal year ending July 2, 2000. During the six months ended December 26, 1999 and December 27, 1998, Floral Works contributed revenue of approximately $6.7 million and $4.8 million, respectively. The Company's pro-forma net loss from operations, net loss applicable to common stockholders and net loss per share for the six months ended December 26, 1999 and December 27, 1998, assuming the divestiture had occurred at the beginning of such periods, would not have been materially different from the actual amounts reported for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

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

OVERVIEW

         1-800-FLOWERS.COM, Inc. is a leading provider of floral products and gifts, gourmet foods and home and garden merchandise. The Company provides its customers the choice of purchasing its products online, by calling us toll-free or by visiting our owned or franchised retail stores. As of December 26, 1999, the Company had sold its products to approximately 8.5 million customers, of which 1.5 million had transacted business with us on-line.

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

ACQUISITIONS

GREATFOOD.COM, INC.

         On November 24, 1999, the Company completed its acquisition of GreatFood.com, Inc., ("GreatFood.com"), an online retailer of specialty and gourmet food products, pursuant to an agreement and plan of reorganization. The purchase price of approximately $18.7 million was funded with a portion of the net proceeds available from the Company's initial public offering ("IPO") in August 1999. The acquisition has been accounted for as a purchase and, accordingly, the operating results of GreatFood.com have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $18.3 million is being amortized over three years.

PLOW & HEARTH

         Upon closing of its IPO, the Company used a portion of the net proceeds to acquire, for net cash of $7.9 million, all of the remaining outstanding shares of Plow & Hearth common stock and stock options from the minority stockholders, thereby satisfying its obligation under the management put liability.

DIVESTITURE

         On January 12, 2000, the Company completed the sale of its Floral Works, Inc. ("Floral Works") subsidiary to a private investment firm, Eaglestone Partners, and the management of Floral Works. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of $3.1 million approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture. Such divestiture is not expected to have a material impact on the Company's consolidated revenues for the fiscal year ending July 2, 2000. Floral Works contributed revenues of approximately $6.7 million and $4.8 million during the three and six months ended December 26, 1999.

RESULTS OF OPERATIONS

NET REVENUES



                         Three Months Ended                Six Months Ended
                         -------------------             --------------------
                         December   December             December    December
                         26, 1999   27, 1998   % Change  26, 1999    27, 1998    % Change
                         --------   --------   --------  --------    --------    --------
                                 (IN THOUSANDS)                    (IN THOUSANDS)

Net revenues:

   Telephonic           $ 77,618   $ 67,972     14.2%   $115,241   $102,342       12.6%
   Online                 29,703     10,771    175.8%     41,474     17,029      143.5%
   Retail/fulfillment     11,487     10,061     14.2%     20,202     17,007       18.8%
                        --------   --------     ----    --------   --------      -----
                        $118,808   $ 88,804     33.8%   $176,917   $136,378       29.7%




         Net revenues consist primarily of the selling price of merchandise and service and shipping charges, net of returns and credits. Growth in both telephonic and online revenues during the three and six months ended December 26, 1999, in comparison to prior year, was due to increased sales and marketing efforts and the Company's continued expansion into non-floral products, including a broad range of items such as online greeting cards, candies and gourmet items, as well as unique gifts for the home and garden. Non-floral gift products accounted for 35.6% of online merchandise sold during the three months ended December 26, 1999 compared to 10.9% during the same period of the prior year. As a result, during the three months ended December 26, 1999, the Company added 806,000 new customers (529,000 telephonically and 277,000 online), bringing its cumulative customer accounts to 8.5 million, of which 1.5 million have transacted business either through the 1-800-FLOWERS.COM Web site or one of its affiliated portal partners. Revenue derived from the Company's GreatFood.com, Inc. subsidiary, which is included in the Company's results of operations since it was acquired on November 24, 1999, was not material in relation to consolidated revenue for the three months ended December 26, 1999.

         The increase in retail/fulfillment revenues in comparison to prior year periods was primarily due to the growth in the number of owned retail stores from 27 at June 28, 1999 to 39 at December 26, 1999. The Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

GROSS PROFIT



                    Three Months Ended                    Six Months Ended
                  --------------------                   -------------------
                  December     December                December    December
                  26, 1999     27, 1998   % Change     26, 1999    27, 1998  % Change
                  ---------   --------   --------    -------       -------   ---------
                       (IN THOUSANDS)                         (IN THOUSANDS)

Gross profit     $  47,592    $  36,957    28.8%      $69,174    $54,738     26.4%
Gross margin %       40.1%        41.6%                  39.1%      40.1%



         Gross profit consists primarily of net revenues less cost of revenues which consist primarily of fees paid to clearinghouses, net of rebates, and the cost of merchandise sold, including inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility expenses related to the Company's wholesale operations and facility costs related to properties that are sublet to the Company's franchisees. Gross profit in absolute dollars increased during the three and six months ended December 26, 1999, in comparison to prior year, as a result of increased sales volume. Gross margin percentages declined over the same periods as margin improvements from the sale of higher margin non-floral products were offset by lower margin "Express" products and an increase in the average value of florist fulfilled orders which, while generating higher absolute gross profit dollars, results in a lower gross margin percentage.

MARKETING AND SALES EXPENSE



                          Three Months Ended              Six Months Ended
                      ----------------------------      ----------------------------
                      December      December             December    December
                      26, 1999      27, 1998 % Change    26, 1999    27, 1998  % Change
                     -----------  ----------  --------   ----------- ---------- ----------
                            (IN THOUSANDS)                      (IN THOUSANDS)

Marketing and sales   $ 52,802    $ 33,065    60.0%    $ 79,198   $ 47,520     66.7%
Percentage of sales       44.4%       37.2%                44.8%      34.8%




         Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, fees paid to establish and maintain strategic relationships with Internet companies, costs associated with retail store, customer service center and fulfillment center operations and the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. The increases in marketing and sales expense over the comparable periods of the prior year was primarily attributable to spending in traditional media advertising and relationship and direct marketing, increases to the Company's marketing and merchandising personnel as well as sales personnel in support of increased order fulfillment and customer service activities, and additional online portal expenses as a result of the Company's expanded agreement with America Online, contract renewal with Excite and new agreements with Snap.com, Microsoft Network and Yahoo!. The Company expects to continue to invest significantly in marketing and sales expenses in future periods as the Company maintains its strategic relationships with Internet companies and pursues an aggressive branding and marketing campaign.

TECHNOLOGY AND DEVELOPMENT EXPENSE



                                     Three Months Ended                          Six Months Ended
                                 ----------------------------               ----------------------------
                                 December      December                     December       December
                                 26, 1999      27, 1998     % Change        26, 1999       27, 1998     % Change
                                ------------- --------------------------   -------------- ------------- ------------
                                       (IN THOUSANDS)                                (IN THOUSANDS)

Technology and development        $  3,833    $  1,807      112.1%             $  7,902    $2,934        169.3%
Percentage of sales                    3.2%        2.0%                             4.5%      2.2%



         Technology and development expense consists primarily of payroll and operating expenses of our information technology group, costs associated with the 1-800-FLOWERS.COM web site, including design, development and third-party hosting, and maintenance, support and licensing costs pertaining to the Company's order entry, customer service, fulfillment and database systems. The increase in technology and development expense over the comparable periods of the prior year was primarily attributable to development costs incurred to enhance the content and functionality of the Company's Web site and transaction processing system, and additional payroll and related expenses associated with the staffing of our technology personnel. The Company believes that continued investment in technology and development is critical to attaining its strategic objectives and, as a result, technology and development costs are expected to continue to increase in comparison to prior years, particularly in the areas of Web site development and database management.









GENERAL AND ADMINISTRATIVE EXPENSE



                                     Three Months Ended                          Six Months Ended
                                 ----------------------------               ----------------------------
                                   December      December                     December       December
                                   26, 1999      27, 1998     % Change        26, 1999       27, 1998     % Change
                                 ------------- --------------------------   -------------- ------------- ------------
                                       (IN THOUSANDS)                             (IN THOUSANDS)

General and administrative          $7,249         $3,273      121.5%         $15,176        $5,621       170.0%
Percentage of sales                    6.1%           3.7%                        8.6%          4.1%



         General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense over the comparable periods of the prior year was the result of costs associated with additions to the management team and administrative increases associated with operating as a public company. In addition, $0.4 million and $3.1 million of the increase during the three and six months ended December 26, 1999 was attributable to the effect of the management put liability associated with the Plow & Hearth acquisition. During the three and six months ended December 26, 1999 the Company recorded charges of $0.0 million and $1.5 million, respectively, to increase the liability, while during the three and six months ended December 27, 1998, the Company recorded benefits of $0.4 million and $1.6 million to reduce the liability in accordance with the terms of the Plow & Hearth purchase agreement. The Company expects that general and administrative expense will increase in the future due to increased staffing required to support our growth strategy and the incremental costs expected to be incurred as a public company.

DEPRECIATION AND AMORTIZATION EXPENSE



                                        Three Months Ended                          Six Months Ended
                                      ----------------------------               ----------------------------
                                   December      December                     December       December
                                   26, 1999      27, 1998     % Change        26, 1999       27, 1998     % Change
                                 ------------- --------------------------   -------------- ------------- ------------
                                         (IN THOUSANDS)                                     (IN THOUSANDS)

Depreciation and amortization     $3,422         $2,015       69.8%           $5,715         $3,886         47.1%
Percentage of sales                  2.9%           2.3%                         3.2%           2.8%



         The increase in depreciation and amortization expense over the comparable periods of the prior year was primarily due to additional capital expenditures in short-lived information systems hardware and software and the amortization of goodwill resulting from the Company's acquisition of GreatFood.com.

OTHER INCOME (EXPENSE)



                                        Three Months Ended                          Six Months Ended
                                     ----------------------------               ----------------------------
                                   December      December                     December       December
                                   26, 1999      27, 1998     % Change        26, 1999       27, 1998     % Change
                                 ------------- --------------------------   -------------- ------------- ------------
                                           (IN THOUSANDS)                             (IN THOUSANDS)

Interest income                    $2,232           $204      994.1%           $4,259          $404       954.2%
Interest expense                    (325)           (626)     (48.1%)            (822)       (1,203)      (31.7%)
Other                                  37            (28)      232.1%              87           (15)       680.0%




         Other income (expense), consists primarily of interest earned on the cash proceeds from the Company's IPO in August 1999, and private placement which was completed in May 1999, offset by interest expense attributable to the Company's credit facility, mortgage notes, promissory notes issued to sellers in acquisitions, and capital leases. The Company's credit facility, including a term loan ($18.0 million) and line of credit drawdown ($3.0 million) was repaid with the proceeds of the Company's IPO in August 1999, while certain seller financed acquisition obligations ($2.6 million) associated with the Company's franchise operations were repaid in November 1999.

INCOME TAXES

         For the three and six months ended December 26, 1999, the Company incurred a loss that provided a tax benefit of $0.2 million and $0.6 million, respectively. The effective tax rate differed from the combined statutory rate as a result of providing a full valuation allowance on that portion of the Company's deferred tax asset, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

         At December 26, 1999, the Company had working capital of $114.1 million, including cash and equivalents of $153.7 million, compared to working capital of $85.6 million, including cash and equivalents of $99.2 million at June 27, 1999.

         Net cash used in operating activities of $2.0 million for the six months ended December 26, 1999 was primarily attributable to net losses, reduced by noncash charges of depreciation and amortization and working capital changes comprised primarily of increases in accounts payable and accrued expenses, offset by increases in accounts receivable arising from the recent holiday season, and inventory increases associated with the Company's expansion into non-floral product lines and in anticipation of heavier volume during the coming holidays.

         Net cash used in investing activities was $37.2 million for the six months ended December 26, 1999, and consisted of capital expenditures and the acquisitions of GreatFood.com and all of the remaining outstanding shares of common stock and stock options from the minority shareholders of the Company's Plow & Hearth subsidiary.

         Net cash provided by financing activities was $93.8 million for the six months ended December 26, 1999, resulting from the net proceeds from the issuance of Class A common stock in the Company's IPO, less repayments of amounts outstanding under the Company's credit facilities, seller financed acquisition obligations and capital lease obligations.

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

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products were coded to accept or recognize only two digit entries in the date code field. These programs were designed and developed without addressing the impact of the recent change in the century, and as such, are subject to failure or miscalculations which could potentially result in disruptions of normal business activities. As a result, computer systems and software used by many companies and governmental agencies required upgrades to comply with Year 2000 requirements.

         In response to these issues, during fiscal 1999, the Company prepared and executed a Year 2000 readiness program which encompassed all of its critical systems including transaction processing, call management, telecommunications, fulfillment, finance and interactive applications. Although the Company's recent information technology investments had been in support of its expanding operating and decision support requirements, to the extent they involved a replacement of an existing system, Year 2000 compliance requirements were also addressed. To date, the Company's assessment has determined that all of its critical business systems, including its call-routing system which was replaced in December 1999, are Year 2000 compliant.

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

         Based upon the Company's evaluation of the performance of its systems, as well as the operations of the business subsequent to December 31, 1999, the Company is not aware of any material adverse effects arising from the Year 2000 phenomenon. Nonetheless, the Company may experience material unexpected costs caused by undetected errors or defects in the technology used in its systems or because of the failure of a material vendor to be Year 2000 compliant.

         To date, the Company has not incurred any significant costs attributable to Year 2000 compliance with the exception of replacing its call routing system at a cost of $0.8 million.

         After considering currently available information, management believes that the reasonable likely worst-case scenario with respect to any remaining Year 2000 issues could be the difficulty for customers to place orders in the event of disruption of power or communication facilities. Although these events could have an adverse effect on the Company's business in the short-term, management does not believe that Year 2000 issues will materially and adversely affect the Company's business, results of operations or financial condition over the long-term. No assurances can be given that these expectations will be realized.

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

         THE COMPANY EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE, WHICH MAY REDUCE THE TRADING PRICE OF ITS CLASS A COMMON STOCK. The Company expects to incur significant operating and capital expenditures in order to:

         - expand the 1-800-FLOWERS.COM brand through marketing and other promotional activities;
         - maintain its strategic relationships with Internet companies;
         - increase the number of products offered; and
         - enhance the Company's technological infrastructure and order fulfillment capabilities.

         Although the Company has been profitable in the past, management expects that the Company may incur losses for the foreseeable future as a result of these expenditures. In order to achieve and maintain profitability, the Company may need to generate revenues significantly above historical levels and/or reduce operating expenses. Management cannot assure you that the Company may achieve sufficient revenues for profitability. Even if the Company does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

         THE COMPANY'S QUARTERLY OPERATING RESULTS MAY SIGNIFICANTLY FLUCTUATE AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF ITS FUTURE RESULTS. The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

         - seasonality;
         - the timing and effectiveness of our marketing programs; - the timing and effectiveness of capital expenditures;
         - the Company's ability to enter into or renew marketing agreements with Internet companies; and - competition.

         The Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue in relation to its expenses, operating results may suffer. The Company's operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future performance. It is possible that, in future periods, results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of the Company's Class A common stock to fall.

         Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions. If general economic conditions deteriorate and the Company's customers have less disposable income, consumers may likely spend less on its products and its quarterly operating results may suffer.

         THE COMPANY'S OPERATING RESULTS MAY SUFFER IF REVENUES DURING THE COMPANY'S PEAK SEASONS DO NOT MEET ITS EXPECTATIONS. Sales of the Company's products are seasonal, concentrated in the second calendar quarter, due to Mother's Day, Secretaries' Week and Easter, and the fourth calendar quarter, due to the Thanksgiving and Christmas holidays. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company significantly increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

         IF THE COMPANY'S CUSTOMERS DO NOT FIND ITS EXPANDED PRODUCT LINES APPEALING, REVENUES MAY NOT GROW AND NET INCOME MAY DECREASE. The Company's business historically has focused on offering floral and gift products. The Company has expanded its product lines in the gift, gourmet food and home and garden categories, and expects to continue to incur significant costs in marketing these new products. If the Company's customers do not find its expanded product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

         IF THE COMPANY FAILS TO DEVELOP AND MAINTAIN ITS BRAND, IT MAY NOT INCREASE OR MAINTAIN ITS CUSTOMER BASE OR ITS REVENUES. The Company must develop and maintain the 1-800-FLOWERS.COM brand to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. The Company intends to substantially increase its expenditures for creating and maintaining brand loyalty and raising awareness of its additional product offerings. However, if the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands, it may lose customers and revenues may decline.

         The Company's success in promoting and enhancing the 1-800-FLOWERS.COM brand will also depend on its success in providing its customers high-quality products and a high level of customer service. If the Company's customers do not perceive its products and services to be of high quality, the value of the 1-800-FLOWERS.COM brand would be diminished, the Company may lose customers and its revenues may decline.

         A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC ONLINE RELATIONSHIPS THAT GENERATE A SIGNIFICANT AMOUNT OF TRAFFIC COULD LIMIT THE GROWTH OF THE COMPANY'S BUSINESS. The Company expects that in the future a significant portion of its online customers will come to its Web site from third party Web sites with which the Company has strategic relationships, including AOL, Excite, SNAP.COM and the Microsoft Network. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. In addition, the Company may enter into more of these relationships and it may pay significant fees to do so. There is strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

         IF LOCAL FLORISTS AND OTHER THIRD-PARTY VENDORS DO NOT FULFILL ORDERS TO THE COMPANY'S CUSTOMERS' SATISFACTION, ITS CUSTOMERS MAY NOT SHOP WITH THE COMPANY AGAIN. Floral orders placed by the Company's customers are fulfilled by local florists, a majority of which are either part of the Company's "BloomNet" network of approximately 1,500 independent florists or are owned or franchised stores. Except for the 39 Company-owned stores, as of December 26, 1999, the Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

         IF THE COMPANY FAILS TO CONTINUOUSLY IMPROVE ITS WEB SITE, IT MAY NOT ATTRACT OR RETAIN CUSTOMERS. If potential or existing customers do not find the Company's Web site a convenient place to shop, the Company may not attract or retain customers and its sales may suffer. To encourage the use of the Company's Web site, it must continuously improve its accessibility, content and ease of use. Customer traffic and the Company's business would be adversely affected if competitors' Web sites are perceived as easier to use or better able to satisfy customer needs.

         COMPETITION IN THE FLORAL, GIFT, GOURMET FOOD AND HOME AND GARDEN INDUSTRIES IS INTENSE AND A FAILURE TO RESPOND TO COMPETITIVE PRESSURE COULD RESULT IN LOST REVENUES. There are many companies that offer products in the floral, gift, gourmet food and home and garden categories. In the floral category, the Company's competitors include:

         - retail floral shops, some of which maintain toll-free telephone numbers;
         - online floral retailers;
         - catalog companies that offer floral products;
         - floral telemarketers and wire services; and
         - supermarkets and mass merchants with floral departments.

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

         Competition is intense and the Company expects it to increase. Increased competition could result in:

         - price reductions, decreased revenue and lower profit margins;
         - loss of market share; and
         - increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company's results of operations.

         IF THE COMPANY DOES NOT ACCURATELY PREDICT CUSTOMER DEMAND FOR ITS PRODUCTS, IT MAY LOSE CUSTOMERS OR EXPERIENCE INCREASED COSTS. In the past, the Company did not need to maintain a significant inventory of products. However, as the Company expands the volume of non-floral products offered to its customers, the Company may be required to increase inventory levels and the number of products maintained in its warehouses. Because the Company has limited experience offering many of its non-floral products through its Web site, the Company may not predict inventory levels accurately. If the Company overestimates customer demand for its products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If the Company underestimates customer demand, it may disappoint customers who may turn to its competitors. Moreover, the strength of the 1-800-FLOWERS.COM brand could be diminished due to misjudgments in merchandise selection.

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

         Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and the Company expects that this will continue in the future. The availability and price of flowers could be affected by a number of factors affecting these regions, including:

         - import duties and quotas;
         - agricultural limitations and restrictions to manage pests and disease;
         - changes in trading status;
         - economic uncertainties and currency fluctuations;
         - severe weather;
         - work stoppages;
         - foreign government regulations and political unrest; and
         - trade restrictions, including United States retaliation against foreign trade practices.

         A FAILURE TO MANAGE ITS INTERNAL OPERATING AND FINANCIAL FUNCTIONS COULD LEAD TO INEFFICIENCIES IN CONDUCTING THE COMPANY'S BUSINESS AND SUBJECT IT TO INCREASED EXPENSES. The Company's expansion efforts have significantly strained its operational and financial systems. To accommodate the Company's growth, it recently implemented new or upgraded operating and financial systems, procedures and controls. Any failure to integrate these initiatives in an efficient manner could adversely affect its business. In addition, the Company's systems, procedures and controls may prove to be inadequate to support its future operations.

         THE COMPANY'S FRANCHISEES MAY DAMAGE ITS BRAND OR INCREASE ITS COSTS BY FAILING TO COMPLY WITH ITS FRANCHISE AGREEMENTS OR ITS OPERATING STANDARDS. The Company's franchise business is governed by its Uniform Franchise Offering Circular, franchise agreements and applicable franchise law. If the Company's franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brand may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on certain leases, which the franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid a default under the primary lease. Furthermore, as a franchisor, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company's obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

         IF THIRD PARTIES ACQUIRE RIGHTS TO USE SIMILAR DOMAIN NAMES OR PHONE NUMBERS OR IF THE COMPANY LOSES THE RIGHT TO USE ITS PHONE NUMBERS, ITS BRAND MAY BE DAMAGED AND IT MAY LOSE SALES. The Company's Internet domain names are an important aspect of its brand recognition. The Company cannot practically acquire rights to all domain names similar to WWW.1800FLOWERS.COM. If third parties obtain rights to similar domain names, these third parties may confuse the Company's customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales and could damage its brand.

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

         IF THE COMPANY DOES NOT CONTINUE TO RECEIVE REBATES FROM WIRE SERVICES, ITS RESULTS OF OPERATIONS COULD SUFFER. The Company has entered into arrangements with independent wire service companies that provide it with rebates when it settles its customers' floral orders utilizing their service. If the Company cannot renew these arrangements or enter similar arrangements on commercially reasonable terms, its results of operations could suffer. In addition, these companies may eliminate or modify the rebate structure they have in place with the Company. Any adverse modification to these rebate structures could also cause the Company's results of operations to suffer.

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

         A FAILURE TO INTEGRATE THE SYSTEMS AND OPERATIONS OF ANY ACQUIRED BUSINESS WITH THE COMPANY'S OPERATIONS MAY DISRUPT ITS BUSINESS. The Company has acquired complementary businesses and may continue to do so in the future. If the Company is unable to fully integrate these acquisitions or any future acquisition, its business and operations could suffer, management may be distracted and its expenses may increase.

         THE COMPANY'S REVENUES MAY NOT GROW IF THE INTERNET IS NOT ACCEPTED AS A MEDIUM FOR COMMERCE. The Company expects to derive an increasing amount of its revenue from electronic commerce, and intends to extensively market its non-floral products online. If the Internet is not accepted as a medium for commerce, its revenues may not grow as the Company expects and its business may suffer. A number of factors may inhibit Internet usage, including:

         - inadequate network infrastructure;
         - consumer concerns for Internet privacy and security;
         - inconsistent quality of service; and
         - lack of availability of cost-effective, high speed service.

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

         UNEXPECTED SYSTEM INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED REVENUE AND HARM TO THE COMPANY'S REPUTATION. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its Web site and in its toll-free customer service centers. The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company's systems have in the past, and may in the future, experience:

         - system interruptions;
         - long response times; and
         - degradation in service.

         The Company cannot assure you that it will adequately implement systems to improve the speed, security and availability of its Internet and telecommunications systems. Because the Company's business depends on customers making purchases on its systems, its revenues may decrease and its reputation could be harmed if it experiences frequent or long system delays or interruptions or if a disruption occurs during a peak holiday season.

         IF FRY MULTIMEDIA AND AT&T DO NOT ADEQUATELY MAINTAIN THE COMPANY'S
WEB SITE AND TELEPHONE SERVICE, THE COMPANY MAY EXPERIENCE SYSTEM FAILURES AND ITS REVENUES MAY DECREASE. The Company is dependent on Fry Multimedia to host and maintain its Web site and on AT&T to provide telephone services to its customer service centers. If Fry Multimedia or AT&T experience system failures or fail to adequately maintain the Company's systems, the Company would experience interruptions and its customers might not continue to utilize its services. If the Company does not maintain its Web site or its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its Web site or its telephone service without these or other third parties. The Company may not be able to maintain these relationships or replace them on financially attractive terms. Failure to do so may disrupt the Company's operations or require it to incur significant unanticipated costs.

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

         In addition, the Company has been engaged in discussions with FTD regarding decreasing its level of access to the Mercury system. FTD is one of the Company's competitors, and any material decrease or elimination of access to the Mercury System by FTD would adversely impact the Company's ability to fulfill orders in a timely fashion during peak periods and may result in lost revenues and customers.

         IF THE COMPANY IS UNABLE TO HIRE AND RETAIN KEY PERSONNEL, ITS BUSINESS AND GROWTH MAY SUFFER. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its Senior Vice President, Christopher
G. McCann. In addition, the Company has recently hired several new members of its senior management team to help manage its growth and it may need to recruit, train and retain a significant number of additional employees, particularly employees with technical backgrounds. These individuals are in high demand and the Company is not certain it will be able to attract the personnel it needs. The loss of the services of any of the Company's executive management or key personnel, its failure to integrate any of its new senior management into its operations or its inability to attract qualified additional personnel could cause its growth to suffer and force it to expend time and resources in locating and training additional personnel.

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

         UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE ITS BRAND. Unauthorized use of the Company's intellectual property by third parties may damage its brand and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

         IF STATES BEGIN IMPOSING STATE SALES AND USE TAXES, THE COMPANY MAY LOSE SALES OR INCUR SIGNIFICANT EXPENSES IN SATISFACTION OF THESE OBLIGATIONS. At present, except for the Company's retail operations, the Company does not collect sales or other similar taxes in respect of sales and shipments of its products in states other than New York, Texas, Arizona, Florida, Georgia, Virginia and Washington. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as 1-800-FLOWERS.COM. A successful assertion by one or more of these states that the Company should have collected or be collecting sales tax on the sale of its products could result in additional costs and corresponding price increases to its customers. Any imposition of state sales and use taxes on the Company's products sold over the Internet may decrease customers' demand for its products and revenue. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Use of proceeds information is provided herewith in connection with the Offering. The effective date of the Company's registration statement (File # 333-78985) filed on Form S-1 under the Securities Act of 1933, as amended, relating to the Company's initial public offering of Class A common stock was August 2, 1999. In its initial public offering, the Company sold 6,000,000 shares of its Class A common stock to an underwriting syndicate led by Goldman, Sachs & Co., Credit Suisse First Boston Corporation and Wit Capital Corporation. The offering commenced on August 3, 1999 and closed on August 6, 1999, resulting in aggregate proceeds of $126 million. The Company's net proceeds from the offering were $114.7 million. Approximately $8.8 million of offering expenses was attributable to underwriting discounts.

              Since the closing of the Company's IPO, the Company has utilized the proceeds as follows:

                  - Repayment of amounts previously outstanding under a bank term loan ($18.0 million), revolving line of credit ($3.0 million) and seller financed acquisition obligation ($2.6 million);
                  - Redemption of all common stock of our Plow & Hearth
                    subsidiary held by minority shareholders ($7.9 million, net of option exercises by Plow & Hearth option holders);
                  - Acquisition of GreatFood.com ($18.7 million);
                  - Capital expenditures ($11.2 million);
                  - Funding of operating activities ($1.4 million), including marketing and other activities associated with the Company's expansion into non-floral product lines.

              Unused proceeds of the offering are currently invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

                  As of December 26, 1999, the Company had not made any specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, the Company currently intends to use the remaining proceeds over time:

                  - to fund its marketing activities;
                  - to enhance its infrastructure;
                  - to enter into strategic relationships with Internet
                    companies;
                  - to expand its product offerings;
                  - to expand its current business through strategic
                    acquisitions; and
                  - for other general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                27.1 Financial Data Schedule for the six months ended December 26, 1999.

         (b)     Reports on Form 8-K

                    The Registrant filed a current report on Form 8-K dated November 24, 1999 pertaining to its acquisition of GreatFood.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          1-800-FLOWERS.COM, INC.

                                          (Registrant)

DATE:  FEBRUARY 8, 2000                     /s/ JAMES F. MCCANN
---------------------------               -----------------------------------
                                          James F. McCann
                                          Chief Executive Officer
                                          Chairman of the Board of Directors
                                          (Principal Executive Officer)

DATE:  FEBRUARY 8, 2000                     /s/ JOHN W. SMOLAK
---------------------------               ------------------------------------
                                          John W. Smolak
                                          Senior Vice President Finance and
                                          Administration (Principal Financial
                                          and Accounting Officer)