Form 10-Q
period 2000-03-26
1 800 FLOWERS COM INC
filed 2000-05-10
CIK 1084869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000


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

                              Yes /X/        No / /

    The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,309,268
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 5, 2000)

                                   37,861,645
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 5, 2000)

                             1-800-FLOWERS.COM, INC.

                                      INDEX



                                                                           PAGE

Part I.       Financial Information
Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets-March 26, 2000 and June 27,
                1999                                                         3

              Consolidated Statements of Operations-Three and Nine
                Months Ended March 26, 2000 and March 28, 1999               4

              Consolidated Statements of Cash Flows-Nine Months Ended
                March 26, 2000 and March 28, 1999                            5

              Notes to Consolidated Financial Statements                     6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          9

Item 3.       Quantitive and Qualitative Disclosures About Market Risk      20

Part II.      Other Information
Item 1.       Legal Proceedings                                             21

Item 2.       Changes in Securities and Use of Proceeds                     21

Item 3.       Defaults Upon Senior Securities                               21

Item 4.       Submission of Matters to a Vote of Security Holders           21

Item 5.       Other Information                                             22

Item 6.       Exhibits and Reports on Form 8-K                              22

Signatures                                                                  23

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 26,      JUNE 27,
                                                                              2000          1999
                                                                          -----------    -----------
                                                                          (unaudited)
ASSETS
 Current assets:
  Cash and equivalents                                                    $ 128,589      $  99,183
  Receivables, net                                                            9,983          9,284
  Inventories                                                                14,025          7,496
  Prepaid and other                                                           1,624          1,307
  Recoverable income taxes                                                    3,674          2,431
  Deferred tax assets                                                           611          1,504
                                                                          ---------      ---------

  Total current assets                                                      158,506        121,205

Property, plant and equipment at cost, net                                   38,678         27,525
Investments                                                                   1,937            984
Capitalized investment in leases                                              1,147          1,452
Notes receivable, net                                                           426            722
Goodwill, net of accumulated amortization                                    36,773         21,362
Investment in licenses, net of accumulated amortization                       3,186          3,428
Other                                                                         7,808          5,677
                                                                          ---------      ---------

Total assets                                                              $ 248,461      $ 182,355
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                        $  48,559      $  23,396
  Accrued expenses                                                           10,132          5,543
  Current maturities of long-term debt and obligations under
  capital leases                                                              4,380          6,647
                                                                          ---------      ---------
  Total current liabilities                                                  63,071         35,586

Long-term debt and obligations under capital leases                           8,869         27,457
Deferred rent and other liabilities                                           4,717          4,009
Management put liability                                                         --          6,300
                                                                          ---------      ---------
Total liabilities                                                            76,657         73,352
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value,  shares authorized-10,000,000, shares issued and outstanding-none at March 26, 2000 and
   1,127,546 at June 27, 1999, stated at liquidation value                       --         117,57
  Class A common stock, $.01 par value, shares
   authorized-200,000,000, shares issued-
   26,318,398 at March 26, 2000 and 4,100,012 at June 27, 1999                  263             41
  Class B common stock, $.01 par value, shares
   authorized-200,000,000, shares issued-
   43,184,065 at March 26, 2000 and 45,579,005 at June 27, 1999                 432            456
  Additional paid-in capital                                                239,530          6,038
  Accumulated deficit                                                       (64,447)       (10,527)
  Deferred compensation                                                        (866)        (1,470)
  Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares        (3,108)        (3,108)
                                                                          ---------      ---------
  Total stockholders' equity                                                171,804        109,003
                                                                          ---------      ---------
Total liabilities and stockholders' equity                                $ 248,461      $ 182,355
                                                                          =========      =========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           --------------------------    --------------------------
                                                            MARCH 26,      MARCH 28,      MARCH 26,      MARCH 28,
                                                              2000           1999           2000           1999
                                                           -----------    -----------    ------------   -----------
                                                           (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net revenues                                               $  85,045      $  67,290      $ 261,962      $ 203,668
Cost of revenues                                              54,143         42,098        161,886        123,738
                                                           ---------      ---------      ---------      ---------
Gross profit                                                  30,902         25,192        100,076         79,930
Operating expenses:
  Marketing and sales                                         36,789         19,684        115,987         67,204
  Technology and development                                   4,097          2,273         11,999          5,207
  General and administrative                                   6,773          4,907         21,949         10,528
  Depreciation and amortization                                4,487          2,157         10,202          6,043
                                                           ---------      ---------      ---------      ---------

       Total operating expenses                               52,146         29,021        160,137         88,982
                                                           ---------      ---------      ---------      ---------


Operating loss                                               (21,244)        (3,829)       (60,061)        (9,052)
Other income (expense):
  Interest income                                              1,894            298          6,153            702
  Interest expense                                              (294)          (660)        (1,116)        (1,863)
  Other, net                                                     107             47            194             32
                                                           ---------      ---------      ---------      ---------

       Total other income (expense)                            1,707           (315)         5,231         (1,129)
                                                           ---------      ---------      ---------      ---------

Loss before income taxes and minority interests              (19,537)        (4,144)       (54,830)       (10,181)
Benefit from income taxes                                        268          1,178            867          2,926
                                                           ---------      ---------      ---------      ---------

Loss before minority interests                               (19,269)        (2,966)       (53,963)        (7,255)
Minority interests in operations of consolidated
  subsidiaries                                                     4            (63)            43            (99)
                                                           ---------      ---------      ---------      ---------

Net loss                                                     (19,265)        (3,029)       (53,920)        (7,354)
Redeemable Class C common stock dividends                         --           (443)            --         (1,328)
                                                           ---------      ---------      ---------      ---------

Net loss applicable to common stockholders                 $ (19,265)     $  (3,472)     $ (53,920)     $  (8,682)
                                                           =========      =========      =========      =========


Basic and diluted net loss per common share applicable
  to common stockholders                                   $   (0.31)     $   (0.08)     $   (0.90)     $   (0.20)
                                                           =========      =========      =========      =========




Shares used in the calculation of basic and diluted
  net loss per common share applicable to common
  stockholders                                                62,667         44,000         59,711         44,000
                                                           =========      =========      =========      =========



      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                      --------------------------
                                                       MARCH 26,     MARCH 28,
                                                         2000          1999
                                                      ------------  ------------
                                                      (UNAUDITED)


OPERATING ACTIVITIES:
Net loss                                              $ (53,920)     $  (7,354)
Reconciliation of net loss to net cash used in
  operations:
  Depreciation and amortization                          10,203          6,043
  Deferred income taxes                                     893           (633)
  Management put liability                                1,451         (1,631)
  Bad debt expense                                          607            231
  Minority interests                                        (43)            99
  Amortization of deferred compensation                     289            105
  Loss on disposal of equipment and other                   118            151
   Changes in operating assets and liabilities:
       Receivables                                       (2,824)        (2,765)
       Inventories                                       (7,029)        (3,089)
       Prepaid and other                                    441           (292)
       Recoverable income taxes                          (1,290)        (4,062)
       Other assets                                      (4,118)        (4,913)
       Accounts payable                                  24,917          6,247
       Accrued expenses                                   4,520          1,220
       Other liabilities                                    858            941
                                                      ---------      ---------


  NET CASH USED IN OPERATING ACTIVITIES                 (24,927)        (9,702)


INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                      (25,515)            --
Disposition of subsidiary                                 2,488             --
Capital expenditures, net of noncash expenditures       (16,760)        (7,254)
Purchase of investments                                  (1,000)            --
Sale of investments                                          --          5,428
Notes receivable, net                                       296            122
                                                      ---------      ---------

  NET CASH USED IN INVESTING ACTIVITIES                 (40,491)        (1,704)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of
  issuance costs                                        115,840             --
Proceeds from bank borrowings                            20,340         32,402
Payments of capital lease obligations                    (1,488)        (1,062)
Repayment of notes payable and bank borrowings          (39,868)       (26,175)
                                                      ---------      ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES              94,824          5,165
                                                      ---------      ---------

Net change in cash and equivalents                       29,406         (6,241)
Cash and equivalents:
  Beginning of period                                    99,183          8,873
                                                      ---------      ---------

  End of period                                       $ 128,589      $   2,632
                                                      =========      =========






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 26, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2000.

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

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COMPREHENSIVE LOSS

        For the three and nine months ended March 26, 2000 and March 28, 1999, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.

NOTE 2 - COMMON STOCK

STOCK SPLIT

        On July 7, 1999, the board of directors and stockholders approved an amendment to the certificate of incorporation, effective on July 28, 1999, that increased the number of authorized shares of preferred stock to 10,000,000 and provided for a ten-for-one split of the outstanding shares of common stock. Accordingly, the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the stock split.

INITIAL PUBLIC OFFERING

        On August 6, 1999, the Company closed its initial public offering ("IPO") of its Class A common stock, issuing 6,000,000 shares at a price of $21.00 per share. The Company raised proceeds of approximately $114.7 million, net of underwriting discounts, commissions and other offering costs of approximately $11.3 million.

        In anticipation of its IPO, the Company amended and restated its certificate of incorporation on July 7, 1999 to provide that all previously outstanding shares of Class A common stock, of which the holders were entitled to one vote per share, and Class B common stock, which contained no voting rights, convert into a new series of Class B common stock and are entitled to 10 votes per share. Additionally, a new series of Class A common stock was established that entitles the holders to one vote per share. Each share of new Class B common stock shall automatically convert into one share of new Class A common stock upon transfer, with limited exceptions, and at the option of the holder. During the three and nine months ended March 26, 2000, holders of 509,040 and 2,394,940 shares, respectively, of new Class B common stock elected to convert such shares into an equal number of shares of new Class A common stock.

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

EXERCISE OF CLASS A COMMON STOCK WARRANTS

        On February 22, 2000, the Company issued 2,370,607 shares of Class A common stock, upon the exercise, for a nominal price per share, of warrants issued to a venture capital firm pursuant to a 1995 investment agreement.

NOTE 3 - BUSINESS DEVELOPMENTS

SALE OF FLORAL WORKS, INC.

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

ACQUISITION OF GREATFOOD.COM, INC.

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

        The following unaudited pro forma consolidated financial information has been prepared assuming the sale of Floral Works and the acquisition of GreatFood.com had taken place at the beginning of the respective periods presented. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the sale of Floral Works and the acquisition of GreatFood.com taken place at the beginning of the specified periods.


                                                          NINE MONTHS ENDED
                                                    ------------------------------
                                                       MARCH 26,        MARCH 28,
                                                         2000            1999
                                                    -------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)

Net revenues                                          $ 255,278       $ 196,181

Loss from operations                                    (67,893)        (11,300)

Net loss applicable to common stockholders              (61,443)        (10,648)

Net loss per share applicable to common
 stockholders                                         $   (1.03)      $   (0.24)




ACQUISITION OF MINORITY INTEREST IN THE PLOW & HEARTH, INC.

        Pursuant to the terms of the Plow & Hearth stockholders' agreement between 1-800-FLOWERS.COM, Inc., its subsidiary, The Plow & Hearth, Inc. ("Plow & Hearth") and Plow & Hearth management shareholders, upon completion of the Company's IPO in August 1999, the Company satisfied its obligation under the Plow & Hearth management put liability when it acquired the remaining outstanding shares of common stock and stock options from the minority

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

NOTE 4 - LONG-TERM DEBT

        Using the proceeds of its IPO, the Company repaid amounts previously outstanding under a bank term loan and revolving credit line, as well as seller financed acquisition obligations associated with the Company's franchise operations. The Company's long-term debt and obligations under capital leases consist of the following:

                                                           MARCH 26,    JUNE 27,
                                                             2000        1999
                                                           ---------    --------
                                                               (IN THOUSANDS)

Bank term loan and revolving credit line                   $    --       $21,000
Commercial notes and revolving credit lines                  8,744         4,675
Seller financed acquisition obligations                        304         3,351
Obligations under capital leases                             4,201         5,078
                                                           -------       -------
                                                            13,249        34,104
Less current maturities of long-term debt and
  obligations under capital leases                           4,380         6,647
                                                           -------       -------
                                                           $ 8,869       $27,457
                                                           =======       =======


NOTE 5 - INCOME TAXES

        The Company incurred a loss that provided a tax benefit of $0.3 million and $0.9 million for the three and nine months ended March 26, 2000, respectively. The effective tax rate differed from the combined statutory rate as a result of providing a full valuation allowance on that portion of the Company's deferred tax asset, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability.

NOTE 6 - LOSS PER SHARE

        Net loss per share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options and warrants, prior to exercise, are not included in the computation as their inclusion would be antidilutive. The shares of the Company's preferred stock were converted into common stock upon completion of the IPO and are included in the calculation of weighted-average shares as of that date. During the three and nine months ended March 28, 1999, shares of the Company's Class C common stock were excluded from the computation as their inclusion would have been antidilutive. All outstanding shares of the Company's Class C common stock were either redeemed or converted into Class A common stock in May 1999, and as such, those shares converted (263,452) are included in the computation of weighted-average shares for the entire three and nine months ended March 26, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

        Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those more fully described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


OVERVIEW

        1-800-FLOWERS.COM, Inc. is a leading provider of floral products and gifts, gourmet foods and home and garden merchandise. The Company provides its customers the choice of purchasing its products online, by calling us toll-free or by visiting our owned or franchised retail stores. As of March 26, 2000, the Company had sold its products to in excess of 8.5 million customers, of which
1.8 million had transacted business with us online.

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

THE PLOW & HEARTH, INC.

        Upon closing of its IPO, the Company used a portion of the net proceeds to acquire, for net cash of $7.9 million, all of the remaining outstanding shares of Plow & Hearth common stock and stock options from the minority stockholders, thereby satisfying its obligation under the management put liability.

DIVESTITURE

        On January 12, 2000, the Company completed the sale of its Floral Works, Inc. ("Floral Works") subsidiary to a private investment firm, Eaglestone Partners, and the management of Floral Works. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of $3.1 million approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture. Such divestiture is not expected to have a material impact on the Company's consolidated net revenues or operating income for the fiscal year ending July 2, 2000.

RESULTS OF OPERATIONS

NET REVENUES


                        Three Months Ended                  Nine Months Ended
                      -----------------------             -----------------------
                       March 26,   March 28,               March 26,   March 28,
                         2000        1999     % Change       2000        1999     % Change
                      ----------- ----------- ---------   ----------- ----------- ---------
                          (IN THOUSANDS)                      (IN THOUSANDS)
Net revenues:
Telephonic             $ 47,249     $ 43,903       7.6%     $162,490   $146,245      11.1%
Online                   30,051       13,219     127.3%       71,525     30,248     136.5%
Retail/fulfillment        7,745       10,168     -23.8%       27,947     27,175       2.8%
                       --------     --------     ------     --------   --------     ------
                       $ 85,045     $ 67,290      26.4%     $261,962   $203,668      28.6%


        Net revenues consist primarily of the selling price of merchandise and service and shipping charges, net of returns and credits. Growth in both telephonic and online revenues during the three and nine months ended March 26, 2000, in comparison to prior year, was due to increased and more efficient sales and marketing efforts, and the Company's continued expansion into non-floral products, including a broad range of items such as online greeting cards, candies and gourmet items, as well as unique gifts for the home and garden. Non-floral gift products accounted for 20.9% and 15.5% of total merchandise sold during the three months ended March 26, 2000 and March 28, 1999, respectively. During the three months ended March 26, 2000, the Company added 628,000 new customers (347,000 telephonically and 281,000 online), bringing its cumulative customer accounts to over 8.5 million, of which 1.8 million have transacted business either through the 1-800-FLOWERS.COM Web site or one of its affiliated portal partners. Of the
1.1 million customers who placed orders with the Company during the three months ended March 26, 2000, approximately 40% were repeat purchases from existing customers. In addition, online revenue growth continues to be driven by increased traffic coming directly to the Company's URL (Universal Resource Locator), which accounted for 71% of total online orders during the three months ended March 26, 2000, compared to 44% during the same period of the prior year. The growth of telephonic revenues demonstrates the customer benefit of multiple channel access to our products and services. Revenue derived from the Company's GreatFood.com subsidiary, which is included in the Company's results of operations since it was acquired on November 24, 1999, was not material in relation to consolidated revenue for the three and nine month periods ended March 26, 2000.

        The decrease in retail/fulfillment revenues in comparison to prior year periods was due to a $3.1 million reduction in floral wholesale net revenue as a result of the Company's divestiture of Floral Works in January 2000, offset by an increase in retail net revenue due to growth in the number of owned retail stores from 27 at June 28, 1999 to 39 at March 26, 2000, and an increase in same store sales. The Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

GROSS PROFIT

                    Three Months Ended                      Nine Months Ended
                   -------------------------             -----------------------
                     March 26,     March 28,              March 26,   March 28,
                        2000         1999    % Change       2000        1999     % Change
                   -----------   ----------- ---------   ----------- ----------- ---------
                         (IN THOUSANDS)                      (IN THOUSANDS)

Gross profit       $  30,902      $  25,192     22.7%   $  100,076   $  79,930    25.2%
Gross margin %        36.3%          37.4%                  38.2%       39.2%

        Gross profit consists primarily of net revenues less cost of revenues which is comprised primarily of fees paid to clearinghouses, net of rebates, and the cost of merchandise sold, including inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility expenses related to the Company's wholesale operations and facility costs related to properties that are sublet to the Company's franchisees. Gross profit increased during the three and nine months ended March 26, 2000, in comparison to prior year, as a result of increased sales volume. Gross margin percentage declined in comparison to the prior year due to certain introductory product pricing, including promotions related to the successful launch of the Company's exclusive line of "Fleur de Chocolate" branded Belgian candies, a higher credit and replacement rate on floral orders during the Valentine's day holiday to increase customer satisfaction and loyalty, and an increase in the average merchandise sales price on florist fulfilled orders which, while generating higher absolute gross profit dollars, results in a lower gross margin percentage since the Company's fixed service charge is spread over a higher sales price.

MARKETING AND SALES EXPENSE

                             Three Months Ended                  Nine Months Ended
                           -----------------------             -----------------------
                             March 26,   March 28,              March 26,   March 28,
                               2000        1999    % Change       2000        1999     % Change
                           ----------- ----------- ---------   ----------- ----------- ---------
                               (IN THOUSANDS)                      (IN THOUSANDS)

Marketing and sales           $36,789     $19,684     86.9%      $115,987     $67,204     72.6%
Percentage of sales             43.3%       29.3%                   44.3%       33.0%

        Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, fees paid to establish and maintain strategic relationships with Internet companies, costs associated with retail store, customer service center and fulfillment center operations and the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. The increases in marketing and sales expense over the comparable periods of the prior year was primarily attributable to higher discretionary spending in traditional media advertising, relationship and direct marketing; enhancements to the Company's marketing and merchandising staff, as well as additional sales personnel in support of order fulfillment and customer service activities; and additional online portal expenses as a result of the Company's expanded agreement with America Online, contract renewal with Excite and new agreements with Snap.com, Microsoft Network and Yahoo!. The Company expects to continue to invest significantly in marketing and sales expenses in future periods as the Company executes its business plan. However, the Company will continually evaluate the benefit of its strategic relationships with its internet portal partners as well as the effectiveness of its offline marketing efforts and will adjust its spending accordingly.

TECHNOLOGY AND DEVELOPMENT EXPENSE


                             Three Months Ended                  Nine Months Ended
                           -----------------------             -----------------------
                             March 26,   March 28,               March 26,   March 28,
                               2000        1999    % Change        2000        1999    % Change
                           ----------- ----------- ---------   ----------- ----------- ---------
                               (IN THOUSANDS)                      (IN THOUSANDS)

Technology and development     $4,097      $2,273     80.2%       $11,999      $5,207    130.4%

Percentage of sales              4.8%        3.4%                    4.6%        2.6%

        Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web site, including design, content development and third-party hosting, and maintenance, support and licensing costs pertaining to the Company's order entry, customer service, fulfillment and database systems. The increase in technology and development expense over the comparable periods of the prior year was primarily attributable to development costs incurred to enhance the content and functionality of the Company's Web site and transaction processing system, and additional payroll and related expenses associated with the staffing of technology personnel. During the nine months ended March 26, 2000, the Company expended $25.2 million on technology and development, of which $13.2 million has been capitalized. The Company believes that continued investment in technology and development is critical to attaining its strategic objectives and, as a result, technology and development costs are expected to continue to increase in comparison to prior years, particularly in the areas of Web site development and database management.

GENERAL AND ADMINISTRATIVE EXPENSE


                             Three Months Ended                  Nine Months Ended
                           -----------------------             -----------------------
                            March 26,   March 28,               March 26,   March 28,
                              2000        1999     % Change       2000        1999     % Change
                           ----------- ----------- ---------   ----------- ----------- ---------
                               (IN THOUSANDS)                      (IN THOUSANDS)

General and administrative    $6,773      $4,907     38.0%       $21,949     $10,528    108.4%
Percentage of sales             8.0%        7.3%                    8.4%        5.2%

        General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense over the comparable periods of the prior year was the result of costs associated with additions to the management team and administrative increases associated with operating as a public company. In addition, $3.1 million of the increase during the nine months ended March 26, 2000 was attributable to the effect of the management put liability associated with the Plow & Hearth acquisition. During the nine months ended March 26, 2000, the Company recorded a charge of $1.5 million to increase the liability, while during the nine months ended March 28, 1999, the Company recorded a benefit of $1.6 million to reduce the liability in accordance with the terms of the purchase agreement.

DEPRECIATION AND AMORTIZATION EXPENSE


                             Three Months Ended                  Nine Months Ended
                           -----------------------             -----------------------
                           March 26,   March 28,               March 28,   March 29,
                              2000        1999     % Change       2000        1999     % Change
                           ----------- ----------- ---------   ----------- ----------- ---------
                               (IN THOUSANDS)                      (IN THOUSANDS)

Depreciation and               $4,487      $2,157    108.0%       $10,202      $6,043     68.9%
amortization
Percentage of sales              5.3%        3.2%                    3.9%        3.0%

        The increase in depreciation and amortization expense over the comparable periods of the prior year was primarily due to additional capital expenditures in short-lived information systems hardware and software and the amortization of goodwill resulting from the Company's acquisition of GreatFood.com.

OTHER INCOME (EXPENSE)


                         Three Months Ended                  Nine Months Ended
                  ---------------------------------   ---------------------------------
                  March 26,   March 28,               March 26,   March 28,
                     2000        1999     % Change       2000        1999     % Change
                  ----------- ----------- ---------   ----------- ----------- ---------
                             (IN THOUSANDS)                      (IN THOUSANDS)
Interest income      $ 1,894    $   298      535.6%    $ 6,153      $   702      776.5%
Interest expense        (294)      (660)     (55.5%)    (1,116)      (1,863)     (40.1%)
Other                    107         47      127.7%        194           32      506.3%

        Other income (expense) consists primarily of interest earned on the cash proceeds from the Company's IPO in August 1999, and private placement which was completed in May 1999, offset by interest expense attributable to the Company's mortgage notes, capital leases, credit facility, and promissory notes issued to sellers in certain acquisitions. The Company's credit facility, including a term loan ($18.0 million) and line of credit drawdown ($3.0 million) was repaid with the proceeds of the Company's IPO in August 1999, while certain seller financed acquisition obligations ($2.6 million) associated with the Company's franchise operations were repaid in November 1999.

INCOME TAXES

        For the three and nine months ended March 26, 2000, the Company incurred a loss that provided a tax benefit of $0.3 million and $0.9 million, respectively. The effective tax rate differed from the combined statutory rate as a result of providing a full valuation allowance on that portion of the Company's deferred tax asset, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability.


LIQUIDITY AND CAPITAL RESOURCES

        At March 26, 2000, the Company had working capital of $95.4 million, including cash and equivalents of $128.6 million, compared to working capital of $85.6 million, including cash and equivalents of $99.2 million at June 27, 1999.

        Net cash used in operating activities of $24.9 million for the nine months ended March 26, 2000 was primarily attributable to net losses, reduced by noncash charges of depreciation and amortization and working capital changes comprised primarily of increases in accounts payable and accrued expenses, offset by an increase in inventory associated with the Company's expansion into non-floral product lines and in anticipation of heavier volume during the Company's fiscal fourth quarter which historically has been its strongest selling season.

        Net cash used in investing activities was $40.5 million for the nine months ended March 26, 2000, and consisted primarily of capital expenditures and the acquisitions of GreatFood.com and all of the remaining outstanding shares of common stock and stock options from the minority shareholders of the Company's Plow & Hearth subsidiary.

        Net cash provided by financing activities was $94.8 million for the nine months ended March 26, 2000, resulting from the net proceeds from the issuance of Class A common stock in the Company's IPO, less repayments of amounts outstanding under the Company's credit facilities, seller financed acquisition obligations and capital lease obligations.

        The Company intends to continue to invest heavily to support its growth strategy and expand its online sales channel. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition with customers, expansion of its product lines to include a broad variety of specialty gift and gourmet items, and the further development of its Web site operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain lines of credit, in addition to the $4.5 million credit line currently available. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

        In response to these issues, during fiscal 1999, the Company prepared and executed a Year 2000 readiness program which encompassed all of its critical systems including transaction processing, call management, telecommunications, fulfillment, finance and interactive applications. Although the Company's recent information technology investments had been in support of its expanding operating and decision support requirements, to the extent they involved a replacement of an existing system, Year 2000 compliance requirements were also addressed. To date, the Company's assessment has determined that all of its critical business systems, including its call-routing system, which was replaced in December 1999, are Year 2000 compliant.

        Based upon the Company's evaluation of the performance of its systems, as well as the operations of the business subsequent to December 31, 1999, the Company is not aware of any material adverse effects arising from the Year 2000 phenomenon. Nonetheless, the Company may experience unexpected costs caused by undetected errors or defects in the technology used in its systems or because of the failure of a material vendor to be Year 2000 compliant. We will continue to monitor our systems as well as those of our vendors throughout the year to ensure that any latent Year 2000 problems that may arise are addressed promptly.

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

        THE COMPANY EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE, WHICH MAY REDUCE THE TRADING PRICE OF ITS CLASS A COMMON STOCK. The Company expects to incur significant operating and capital expenditures in order to:

o expand the 1-800-FLOWERS.COM brand through marketing and other promotional activities;
o       maintain certain of its strategic relationships with Internet companies;
o       increase the number of products offered; and
o enhance the Company's technological infrastructure and order fulfillment capabilities.

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

        THE COMPANY'S QUARTERLY OPERATING RESULTS MAY SIGNIFICANTLY FLUCTUATE AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF ITS FUTURE RESULTS. The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

o       seasonality;
o       the timing and effectiveness of our marketing programs;
o       the timing of the introduction of new products and services;
o       the timing and effectiveness of capital expenditures;
o the Company's ability to enter into or renew marketing agreements with Internet companies; and
o       competition.

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

        IF THE COMPANY FAILS TO DEVELOP AND MAINTAIN ITS BRAND, IT MAY NOT INCREASE OR MAINTAIN ITS CUSTOMER BASE OR ITS REVENUES. The Company must develop and maintain the 1-800-FLOWERS.COM brand to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. The Company intends to substantially increase its expenditures for creating and maintaining brand loyalty and raising awareness of its additional product offerings. However, if the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands, it may lose customers and revenues may decline.

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

        A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC ONLINE RELATIONSHIPS THAT GENERATE A SIGNIFICANT AMOUNT OF TRAFFIC COULD LIMIT THE GROWTH OF THE COMPANY'S BUSINESS. The Company expects that while a greater percentage of its online customers will come to its Web site directly, it will not be independent from third party Web sites with which the Company has strategic relationships, including AOL, Excite, SNAP.COM, and the Microsoft Network. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

        IF LOCAL FLORISTS AND OTHER THIRD-PARTY VENDORS DO NOT FULFILL ORDERS TO THE COMPANY'S CUSTOMERS' SATISFACTION, ITS CUSTOMERS MAY NOT SHOP WITH THE COMPANY AGAIN. Floral orders placed by the Company's customers are fulfilled by local florists, a majority of which are either part of the Company's "BloomNet" network of approximately 1,400 independent florists or the Company's owned or franchised stores. Except for the 39 Company-owned stores as of March 26, 2000, the Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

        A LACK OF SECURITY OVER THE INTERNET MAY CAUSE INTERNET USAGE TO DECLINE AND CAUSE THE COMPANY TO EXPEND CAPITAL AND RESOURCES TO PROTECT AGAINST SECURITY BREACHES. A significant barrier to electronic commerce over the Internet has been the need for secure transmission of confidential information and transaction information. Internet usage could decline if any well-publicized compromise of security occurred. Additionally, computer "viruses" may cause our systems to incur delays or experience other service interruptions. Such interruptions may materially impact our ability to operate our business. If a computer virus affecting the Internet in general is highly publicized or particularly damaging, our customers may not use the Internet or may be prevented from using the Internet, which would have an adverse effect on our revenues. As a result, the Company may be required to expend capital and resources to protect against or to alleviate these problems.

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

        INTERRUPTIONS IN FTD'S MERCURY SYSTEM OR A REDUCTION IN THE COMPANY'S ACCESS TO THIS SYSTEM MAY DISRUPT ORDER FULFILLMENT AND CREATE CUSTOMER DISSATISFACTION. A significant portion of the Company's customers' orders are communicated to the fulfilling florist through FTD's Mercury system. The Mercury system is an order processing and messaging network used to facilitate the transmission of floral orders between florists. The Mercury system has in the past experienced interruptions in service. If the Mercury system experiences interruptions in the future, the Company would experience difficulties in fulfilling its customers' orders and many of its customers might not continue to shop with the Company.

        In addition, the Company has been engaged in discussions with FTD whereby FTD is considering reducing the Company's level of access to the Mercury system. FTD is one of the Company's competitors, and any material decrease or elimination of access to the Mercury system by FTD would adversely impact the Company's ability to fulfill orders in a timely fashion during peak periods and may result in lost revenues and customers.

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

           Since the closing of the Company's IPO, the Company has utilized the proceeds as follows:

           o Repayment of amounts previously outstanding under a bank term loan ($18.0 million), revolving line of credit ($3.0 million) and seller financed acquisition obligation ($2.6 million);
           o Redemption of all common stock of our Plow & Hearth subsidiary held by minority shareholders ($7.9 million, net of option exercises by Plow & Hearth option holders);
           o Acquisition of GreatFood.com ($17.6 million, net of cash acquired);
           o Capital expenditures ($16.0 million);
           o Funding of operating activities ($22.8 million), including marketing and other activities associated with the Company's expansion into non-floral product lines.

           Unused proceeds of the offering are currently invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

               As of March 26, 2000, the Company had not made any specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, the Company currently intends to use the remaining proceeds over time:

           o to fund its marketing activities;
           o to enhance its infrastructure;
           o to enter into strategic relationships with Internet companies;
           o to expand its product offerings;
           o to expand its current business through strategic acquisitions, and
           o for other general corporate purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.  OTHER INFORMATION

        Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.


             27.1 Financial Data Schedule for the nine months ended March 26, 2000.

        (b)  Reports on Form 8-K

                 Not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  1-800-FLOWERS.COM, INC.
                                  -----------------------
                                  (Registrant)




Date:  May 10, 2000                /s/ James F. McCann
----------------------            ------------------------------------
                                  James F. McCann
                                  Chief Executive Officer
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)




Date:  May 10, 2000                /s/ John W. Smolak
----------------------            -------------------------------------
                                  John W. Smolak
                                  Senior Vice President Finance and
                                  Administration (Principal Financial
                                  and Accounting Officer)