Form 10-K405
period 2000-07-02
1 800 FLOWERS COM INC
filed 2000-10-02
CIK 1084869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---             SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 2, 2000

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---              SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               11-3117311
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

                       1600 Stewart Avenue, Westbury, New
                        York 11590 (Address of principal
                          executive offices)(Zip code)

       Registrant's telephone number, including area code: (516) 237-6000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A common stock, $0.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on September 25, 2000 as reported on the Nasdaq National Market, was approximately $62,828,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   26,327,298
 (Number of shares of class A common stock outstanding as of September 25, 2000)

                                   37,858,615
 (Number of shares of class B common stock outstanding as of September 25, 2000)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the SEC within 120 days of July 2, 2000, are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.

                                    FORM 10-K
                     For the fiscal year ended July 2, 2000

                                      INDEX


PART I
       ITEM 1.           Business                                                                                             1

       ITEM 2.           Properties                                                                                          20

       ITEM 3.           Legal Proceedings                                                                                   20

       ITEM 4.           Submission of Matters to a Vote of Security Holders                                                 20

PART II
       ITEM 5.           Market for Registrant's Common Equity and Related Stockholder Matters                               21

       ITEM 6.           Selected Financial Data                                                                             24

       ITEM 7.           Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                                          26

       ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk                                          34

       ITEM 8.           Financial Statements and Supplementary Data                                                         35

       ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosure                                                                                          35

PART III
       ITEM 10.          Directors and Executive Officers of the Registrant                                                  35

       ITEM 11.          Executive Compensation                                                                              35

       ITEM 12.          Security Ownership of Certain Beneficial Owners and Management                                      35

       ITEM 13.          Certain Relationships and Related Transactions                                                      35

Part IV
       ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                    36

       SIGNATURES                                                                                                            38

                                     PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON THE COMPANY'S CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT 1-800-FLOWERS.COM, INC. AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS

THE COMPANY

1-800-FLOWERS.COM, Inc. is a leading multi-channel source of thoughtful gift products, offering an extensive array of fresh-cut flowers, plants, gift baskets, gourmet foods, home decor and garden merchandise and other unique products. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, 1-800-FLOWERS.COM has evolved into a "next age" retailer providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores. The Company's web site (www.1800flowers.com) has been rated the #1 online gift site by Gomez Advisors, ClicksGuide.com and other online e-commerce rating agencies.

As of July 2, 2000, the Company had sold its products to approximately 9.3 million customers, of which 2.7 million were added in the previous twelve months. We offer more than 4,000 varieties of fresh-cut and seasonal flowers, plants and floral arrangements and more than 7,000 stock keeping units ("SKUs") of gifts, gourmet foods and home and garden products, including garden accessories and casual lifestyle furnishings. We are committed to providing our customers the best possible shopping experience through superior service and a 100% satisfaction guarantee.

In 1992, Teleway, Inc. was formed under the laws of the State of Delaware and acquired a majority of the outstanding shares of the common stock of 800-FLOWERS, Inc., a Texas corporation, under which entity the telemarketing business was operated. In 1995, Teleway, Inc. changed its name to 1-800-FLOWERS, Inc. and in 1996, 800-FLOWERS, Inc. was merged into 1-800-FLOWERS, Inc. Subsequently, in 1999, 1-800-FLOWERS, Inc. changed its name to 1-800-FLOWERS.COM, Inc.

In August 1999, in order to provide the capital required to further the Company's strategy of becoming the leading multi-channel retailer of thoughtful gifts for all occasions, the Company completed its initial public offering ("IPO"), raising net proceeds of $114.8 million through the issuance of 6 million shares of its Class A common stock. The Company had previously raised net proceeds of approximately $101.6 million through a private placement of the Company's preferred stock in May 1999 to Benchmark Capital Partners, SOFTBANK America, Inc. and Waelinvest S.A.

References in this Annual Report on Form 10-K to "1-800-FLOWERS.COM" and the "Company" refer to 1-800-FLOWERS.COM, Inc. and its subsidiaries. The Company's principal offices are located at 1600 Stewart Avenue, Westbury, New York, 11590 and its telephone number at that location is (516) 237-6000.

THE ORIGINS OF 1-800-FLOWERS.COM

The Company began when James F. McCann, its Chairman and Chief Executive Officer, acquired a single retail florist in New York City, which he subsequently expanded to a 14-store chain. Thereafter, the Company modified its business strategy to take advantage of the rapid emergence of toll-free calling. The Company acquired the right to use the toll-free telephone number 1-800-FLOWERS, adopted it as its corporate identity and began to aggressively build a national brand around it. The Company believes it was one of the first companies to embrace this new way of conducting business.

To support the growth of its toll-free business and to provide superior customer service, the Company began developing an operating infrastructure that incorporated the best available technologies. Over time, the Company implemented a sophisticated transaction processing system that facilitated rapid order entry and fulfillment, an advanced telecommunications system and multiple customer service centers to handle increasing call volume.

To enable the Company to deliver products reliably nationwide on a same-day or next-day basis and to market pre-selected, high-quality floral products, the Company created BloomNet, a nationwide network of independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

In the early 1990s, the Company recognized the emergence of the Internet as a significant strategic opportunity and moved aggressively to embrace this new medium. By taking advantage of its previous investments in its infrastructure, the Company was able to quickly develop and implement an online presence. As a result, 1-800-FLOWERS.COM was one of the first companies to market products online through CompuServe beginning in 1992 and America Online, Inc. ("AOL") beginning in 1994 (keyword: flowers). In April 1995, the Company opened its fully functional, e-commerce Web site (www.1800flowers.com) and subsequently entered into strategic relationships with AOL, Yahoo! and Microsoft Network, among others, to build its online brand and customer base.

The Company's online presence has enabled it to expand the number and types of products it can effectively offer. Since 1995, the Company has broadened its product offerings of flowers, gourmet foods and gifts and added complementary home and garden merchandise through its April 1998 acquisition of The Plow & Hearth, Inc. ("Plow & Hearth"). The Company further expanded its gourmet food line through its November 1999 acquisition of GreatFood.com, Inc. ("GreatFood.com"), the #1 online destination (Time magazine 12/99) for gourmet food and gift products. As a result, the Company has developed relationships with customers who purchase products not only for gifting occasions but also for everyday consumption.

1-800-FLOWERS.COM TODAY

The Company believes its success in selling floral, gift, gourmet food and home and garden products is attributable to the following key elements of its business:

BRAND. The Company believes that 1-800-FLOWERS is one of the most recognized brands in the floral industry. The strength of its brand has enabled the Company to extend its product offerings to complementary products, including specialty gifts, gourmet foods, and home and garden merchandise, which has attracted a significant number of new customers. The Company is establishing its brand as a source for thoughtful gifting and will continue to introduce products and services consistent with this mission. The Company continues to invest heavily in building its brand through strategic online relationships and extensive marketing, advertising and public relations programs. The Company believes its brand is characterized by:

     o Convenience. Customers may purchase floral, gift, gourmet food and home and garden products online or by calling the Company's toll-free telephone number from their home or office 24 hours a day, seven days a week. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.

     o Quality. High-quality products are critical to the Company's continued brand strength. The Company offers its customers a 100% satisfaction guarantee on all of its products.

     o Selection. Over the course of a year, the Company offers more than 4,000 varieties of fresh-cut and seasonal flowers, plants and floral arrangements, and more than 7,000 SKUs of gifts, gourmet foods and home and garden products, including garden accessories and casual lifestyle furnishings.

     o Customer Service. The Company ensures a high level of customer service by training its agents to assist its customers over the telephone and online to select the appropriate flowers or gifts and to monitor order fulfillment.

PRODUCT SELECTION. The Company continuously expands its product offerings to provide a better shopping experience for its customers. The Company's merchandising team works closely with manufacturers and suppliers to select and design its principal floral, gift, gourmet food and home and garden merchandise as well as other products that meet the seasonal and other socially expressive needs of its customers. Because the Company offers a wide selection of products, it creates the opportunity to have a relationship with customers who purchase products not only for gifting occasions but also for everyday consumption.

CUSTOMER RELATIONSHIPS. Through direct contact with its customers, the Company can, where appropriate and allowed by law and its privacy policy, collect information and maintain a database about its customers. This information includes the customer's name, address, e-mail address, telephone number, demographic information, individual preferences, shopping and buying patterns and other key attributes. The Company uses this information to improve its customers' experience by offering products that meet their needs, to target promotional offers, to identify future consumption and giving occasions and to send gift reminders and e-mail messages. As of July 2, 2000, the Company's total database of customers numbered approximately 9.3 million,
2.2 million of which have transacted business with the Company online. The Company also gathers information about the recipients of its products, including their name, address, telephone number and the products received.

The Company markets its products to businesses for gifting, incentive and reward programs. The Company currently provides many of its large corporate customers with an account manager, a team of floral and gifting coordinators and a customized, password-protected area of its Web site.

TECHNOLOGY INFRASTRUCTURE. The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible purchasing experience, whether online or over the telephone. The Company's Web site has been designed to be secure, fast and easy to use. To serve its telephone customers, the Company has implemented a centrally managed telecommunications network.

The Company processes both online and telephonic orders through the same transaction processing system. This system selects the florist or other vendor to fulfill a customer's order, electronically transmits the order for fulfillment and captures the customer's profile and purchasing history. In addition, the Company's customer service representatives are electronically linked to this system, enabling them to facilitate placement of an order and subsequently track customer and order information.

FULFILLMENT CAPABILITIES. Fresh-cut and seasonal flowers and floral arrangements are perishable and often sent as gifts. A majority of the Company's customers' purchases of floral and floral-related gift products are fulfilled through one of 1,500 fulfillment centers including the BloomNet network of independent florists and the Company's owned or franchised retail stores. This allows the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers' need for prompt delivery. In addition, the Company is better able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects BloomNet members for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members, the Company created BloomLink, a proprietary Internet-based communications system. At July 2, 2000, approximately 70% of the BloomNet members had adopted BloomLink since its introduction in January 1998. The Company also has the ability to arrange for delivery of floral products internationally through independent wire services.

The Company fulfills most of its gift basket and gourmet food items primarily through members of BloomNet or third-party suppliers that ship products directly to the customer by next-day or other delivery method chosen by the customer. The Company selects its third-party vendors based upon the quality of their products, their reliability and their ability to meet volume requirements. The Company primarily packages and ships its home and garden products from its advanced 300,000 square foot fulfillment center located in Madison, Virginia by next-day or other delivery method chosen by the customer.

THE COMPANY'S STRATEGY

The Company is establishing its brand as a source for thoughtful gift products and will continue to introduce new products and services consistent with this mission. As such, the Company's objective is to be the leading provider of flowers, specialty or other socially expressive gifts, gourmet foods and products for the home and garden. The key elements of its strategy to achieve this objective are:

AGGRESSIVELY EXTEND THE COMPANY'S BRAND. The Company's goal is to make the 1-800-FLOWERS.COM brand synonymous with flowers, gifts, gourmet foods and home and garden products. To do this, the Company intends to invest in building its brand, while placing an equally important focus on customer retention and capitalizing on the Company's already significant, loyal customer base. The Company will continue to invest in its customer acquisition and marketing programs to:

     o maintain and develop cost-effective strategic relationships with Internet companies;

     o    broaden its television, radio, print and e-mail advertising campaigns;
          and

     o increase its public relations programs, such as community events, radio and television demonstrations and trade conferences.

As part of the Company's continuing effort to broaden its product offerings and serve the thoughtful gifting needs of its customers, the Company intends to market other high-quality brands in addition to 1-800-FLOWERS. The Company intends to accomplish this through internal development, co-branding arrangements, strategic partnerships or acquisitions of complementary businesses. In fiscal year 2000 the Company acquired GreatFood.com, Inc. and TheGift.com, Inc. ("TheGift"), online retailers of specialty and gourmet foods and specialty gift products, respectively, and developed its Merchant Partner Program. As part of this program, the Company has recently formed strategic relationships with Finlay Enterprises ("Finlay") who will become the Company's fine jewelry provider on the Internet, and Lenox to market its gift and collectible products.

EXPAND ITS OFFERINGS OF GIFTS AND HOME AND GARDEN PRODUCTS. To broaden relationships with its existing customers, the Company intends to offer more products designed for everyday occasions and sentiments, as well as products for the home and garden. To do this, the Company intends to increase the number as well as expand its relationships with product manufacturers or, where appropriate, acquire businesses with complementary product lines.

ENHANCE ITS CUSTOMER RELATIONSHIPS. The Company intends to enhance its relationships with its customers, encouraging more frequent and more extensive use of its Web site, by continuing to introduce enhanced product-related content and interactive features. The Company will also continue to personalize the features of its Web site and increase its use of both customer and recipient information to target product promotions, remind customers of upcoming occasions and convey other marketing messages. In addition, the Company is committed to continuing to make shopping and visiting www.1800flowers.com an easy, secure and pleasurable experience. The Company also believes it has a significant opportunity to expand its corporate accounts and intends to focus greater resources on developing customized programs for its corporate customers to meet their gifting needs and those of their employees.

INCREASE THE NUMBER OF ONLINE CUSTOMERS. One of the Company's goals is to increase the number of customer orders placed through its cost-effective Web site. To achieve this goal, the Company intends to continue to:

     o    actively promote its Web site through Web portals and online networks;
     o aggressively expand its online affiliate program, in which independent Web sites link directly to the Company's Web site;
     o aggressively market the Company's Web site in its advertising campaigns;
     o    promote the Company's Web site to its existing telephonic customers;
          and
     o facilitate access to the Company's Web site for its corporate customers by developing direct links from their internal corporate networks.

Continue to Upgrade the Company's Technology Infrastructure. The Company will continue to make significant investments and use the best available technologies in order to improve its operations. In particular, the Company intends to:

     o continue to improve functionality, speed and ease of use of its Web site, and do so in a cost effective manner by performing more of these disciplines internally;
     o improve its transaction processing system to facilitate order tracking;
     o enhance its ability to analyze its database of customer and recipient information and conduct personalized one-to-one marketing; and
     o    further expand the functionality and features of BloomLink.

CONTINUE TO IMPROVE THE COMPANY'S FULFILLMENT CAPABILITIES. The Company intends to improve its fulfillment capabilities to make its operations more efficient by:

     o strengthening relationships with BloomNet member florists and increasing the number of BloomLink installations in their stores;
     o implementing alternative means of fulfillment, including centralized production and logistics partnering; and
     o continuing to improve its operations that support its gift, gourmet food and home and garden product lines.

THE COMPANY'S PRODUCTS

The Company offers a wide range of products, including fresh-cut and seasonal flowers, floral arrangements, gifts, gourmet foods and home and garden merchandise. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal and other special needs of its customers. For the years ended July 2, 2000, June 27, 1999 and June 28, 1998, the flowers category represented 67.3%, 74.6% and 86.9% of total net revenues, respectively.

Over the course of a year, the Company's product selection consists of:

GREETINGS. Through its partnership with Gizmoz, Inc., the Company provides electronic greeting cards with hundreds of fun and creative ways to express emotions, offer congratulations, or just keep in touch.

FLOWERS. The Company offers more than 3,000 varieties of fresh-cut and seasonal flowers and floral arrangements for all occasions and holidays, available for same-day delivery.

PLANTS. The Company also offers approximately 1,000 varieties of popular plants to brighten homes, gardens and landscapes.

GIFTS BASKETS. The Company offers more than 200 beautiful and innovative gift assortments.

GOURMET TREATS. Through the acquisition of GreatFood.com, the number one online destination (Time magazine 12/99) for gourmet foods, the Company currently offers more than 400 carefully selected gourmet products from around the world, including candies, chocolates, nuts, cookies, and fruit to caviar, imported cheeses and giftable surf-and-turf dinners.

UNIQUE GIFTS. The Company offers 1,000 specially selected gift items, including plush toys, balloons, bath and spa items, candles, wreaths, ornaments, and home accessories.

GARDENWORKS. The Company provides approximately 2,000 SKUs for the gardener including tools and accessories, pottery, nature-related products, books and related items.

HOME AND GARDEN. Through its Plow & Hearth (www.plowhearth.com) subsidiary, the Company offers more than 3,000 SKUs for home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents.

THE COMPANY'S WEB SITES

The Company offers floral, gift, gourmet food and home and garden products through its 1-800-FLOWERS.COM Web site (www.1800flowers.com). Customers may come to the Web site directly or may be referred to the Company by one of the Company's portal partners. The Company's online partners include AOL (keyword:flowers), Yahoo! and Microsoft Network and more than 30,000 members of its online affiliate program, which the Company initiated in February 1999. The Company also offers home and garden products through the Plow & Hearth Web site (www.plowhearth.com). As of July 2, 2000, approximately 2.2 million customers had made a purchase through the Company's online sales channel.

The Company's Web site allows customers to easily browse and purchase its products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company's Web site offers customers detailed product information, complete with photographs, contests, home decorating and how-to tips, information on floral trends, gift-giving suggestions and information about special events and offers. The Company has designed its Web site to be fast, secure and easy to use and to enable customers to order products with minimal effort. The Company's main Web site includes the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour 7 day customer service that are available to all our customers:

SEARCHING. The Company has incorporated sophisticated search capabilities, which enable customers to search for products by category, occasion, price, flower type or keyword. The Company also has a "Gift Center" section that provides popular gift ideas for each occasion, and a "Gift Finder" which provides advanced search capabilities.

PERSONALIZATION. The Company utilizes its Web site to enhance the direct relationship with its customers, including personalized welcome screens to repeat customers. The "My Assistant" area of the Company's site enables customers to establish their floral and gift preferences, which personalizes and simplifies their visits. "My Assistant" members are also provided with an online address book of names and addresses of their gift recipients, access to their purchasing history and e-mail notification of specials and events at the Company's local retail stores. The Company's customers can also register for its "Gift Reminder Program," in which the Company sends them an e-mail reminder a few days prior to an occasion to remind them of the occasion and to recommend specific flowers and gifts.

SECURITY. The Company uses secure server software to encrypt the customer's credit card number prior to transmitting it over the Internet.

PRIVACY. The Company recognizes the importance of maintaining the privacy of its customers. The Company uses the information gathered from its customers and others who have registered on its Web site from time to time to send promotional materials. The Company periodically makes information available to selected third parties for direct marketing purposes. However, customers may elect not to receive promotional information or instruct the Company not to make their information available to third parties. The Company also gathers information concerning how visitors use and navigate its Web site. The Company uses this information only internally to better allow the Company to serve its customers. The Company's current online privacy policy, which is updated to continuously reflect current industry guidelines, is set forth on its Web site.

MARKETING AND PROMOTION

The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS brand, build customer loyalty, increase the number of customers, encourage repeat purchases and develop additional product revenue opportunities. The Company also intends to develop and market other high-quality brands in addition to its current 1-800-FLOWERS.COM, GreatFood.com, Plow&Hearth.com and TheGift.com brands through internal development, co-branding arrangements, strategic partnerships or acquisitions of complementary businesses. The Company markets and promotes its brand and products as follows:

THE COMPANY'S STRATEGIC ONLINE RELATIONSHIPS. The Company promotes its products through strategic relationships with leading Web portals and online networks. The Company's relationships include, among others:

     o America Online. The Company has worked with AOL since 1994. On September 1, 2000, the Company entered into a new five-year, $22.1 million interactive marketing agreement with AOL that effectively extends and enhances the term of its previous agreement for an additional two years, through August 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City, and ICQ and receive increased promotions across several of the AOL properties.

     o Yahoo! The Company's products, advertisements and links to its Web site are prominently featured on Yahoo's online shopping channel. The Company's agreement with Yahoo! extends through May 2001.

     o Microsoft Network. The Company's products, advertisements and links to its Web site are prominently featured on Microsoft Network's online shopping channel.

     o NBCi. The Company's products and links to its Web site are also prominently featured on NBCi's shopping channel. The Company's agreement with NBCi extends through September 2001.

     o StarMedia Network. Through the Company's relationship with StarMedia Network, the Company has developed Spanish and Portuguese language versions of its Web site.

THE COMPANY'S ONLINE AFFILIATE PROGRAM. In addition to securing alliances with frequently visited Web sites, in February 1999 the Company established an affiliate network that has grown to more than 30,000 Web sites operated by third parties. Affiliates may join this program through the Company's Web site and their participation may be terminated by them or by the Company at any time. These Web sites earn commissions by referring customers from their sites to the Company's Web site. Affiliates include Barnes&Noble.com, iWon.com, BizRate.com, GreaterGood.com and Juno.com.

TRADITIONAL MEDIA. The Company utilizes traditional media, including television, radio, print and outdoor advertising, to market its brand and products. Traditional media allows the Company to reach a large number of customers and to target particular market segments.

DIRECT MAIL AND CATALOGS. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to introduce additional products to its existing customers. Through the use of the Plow & Hearth brand catalogs, the Company has cross-promoted its floral and gift products to its home and garden customers as well as home and garden products to its floral and gift customers. For the year ended July 2, 2000, the Company mailed a total of approximately 50 million catalogs, primarily Plow & Hearth, American Country Home and the 1-800-Flowers brands. In addition to providing a direct sale mechanism, the Company believes that these catalogs will attract additional customers to the www.1800flowers.com and www.plowhearth.com Web sites.

CO-MARKETING AND PROMOTIONS. The Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with United, American and Delta airlines as well as American Express, VISA and MasterCard, among others. The Company established the American and Delta airlines relationships in the third quarter of fiscal 1999.

FULFILLMENT OPERATIONS

The Company's customers primarily place their orders either online or over the telephone. Fulfillment of products is as follows:

FLOWERS. A majority of the Company's floral orders are fulfilled through one of 1,500 fulfillment centers including the BloomNet network of independent florists and the Company's owned or franchised retail stores. The Company selects retail florists for the BloomNet network based upon the historical volume of floral purchases in a particular geographic area, the number of BloomNet florists currently serving the area and the florist's design staff, facilities, quality of floral processing, ability to fulfill orders in sufficient volume and delivery capabilities. To join BloomNet, a retail florist must submit an application and be approved by the Company's internal selection committee.

By fulfilling floral orders through BloomNet or one of its owned or franchised stores, the Company is able to deliver floral products on a same-day or next-day basis to ensure freshness and to meet the customers' need for prompt delivery. Because the Company selects these florists and receives customer feedback on their performance in fulfilling orders, it is able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which the Company believes creates a better experience for its customers and gift recipients.

The Company's relationships with its BloomNet members are non-exclusive. Many florists, including many BloomNet florists, also are members of other floral fulfillment organizations. The BloomNet agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist.

Of the BloomNet member florists and Company owned or franchised stores, approximately 70% are connected to the Company electronically via BloomLink, an Internet-based electronic communications system. Where the Company is not connected to the BloomNet partners or its owned and franchised stores via BloomLink, the Company utilizes the communication system of an independent wire service to transmit an order to the fulfilling florist. In addition, the Company also ships overnight to its customers directly from growers and through its fulfillment centers.

The Company owns and operates 39 retail stores, located primarily in the New York and Los Angeles metropolitan areas. In addition, the Company has 83 franchised stores, located primarily in California. Company owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. The Company does not expect to materially increase the number of owned or franchised retail stores, although it plans to expand the non-floral fulfillment capabilities of these stores in the foreseeable future.

PLANTS, GIFT BASKETS, GOURMET TREATS AND UNIQUE GIFTS. The Company's plants, gift baskets, gourmet treats and unique gifts are shipped directly to the customer by members of BloomNet, third-party product suppliers or through its Madison, Virginia fulfillment center using next-day or other delivery method selected by the customer. The Company's business is not dependent on any one of these third-party suppliers.

HOME AND GARDEN. The Company fulfills purchases of home and garden merchandise from its Madison, Virginia fulfillment center or by third-party product suppliers using next-day or other delivery method selected by the customer. In fiscal 2000, the Company shipped approximately 1.2 million packages from this facility which employs advanced technology for receiving, packaging, shipping and inventory control. In September 2000, the Company completed the installation of a new warehouse management system to increase its capacity and reduce operating costs.

TECHNOLOGY INFRASTRUCTURE

The Company believes it has an advanced technology platform. Its technology infrastructure, primarily consisting of the Company's Web site, transaction processing, customer databases and telecommunications systems, is built and maintained for reliability, security and flexibility. In addition, the Company continues to invest in the scalability of its infrastructure, allowing it to grow with the Company's business. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up into those components of its systems that have been identified as critical. In recent years the Company installed an Oracle-based order processing and database management system, developed BloomLink, and upgraded its telecommunications network, including its call management system. The Company plans to continue to invest in technologies that will improve and expand its e-commerce and telecommunication capabilities.

The Company's Web site and BloomLink are hosted and maintained by Fry Multimedia, a hosting and online services company headquartered in Ann Arbor, Michigan. Fry Multimedia provides development, maintenance and hosting services to the Company under an agreement that extends through June 2001, which automatically renews for successive two-year periods unless the agreement is terminated. In addition to Fry Multimedia's two hosting facilities, the Company is in the process of co-locating the hosting of its Web site and BloomLink with a third-party vendor to provide additional back-up and system redundancy.

The Company's transaction processing system selects the florist or vendor to fulfill the order and captures customer profile and history in a customized Oracle database. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company has acquired technology applications that have significantly expanded its ability to analyze and use this information.

The Company's five customer service centers and many of its third party product suppliers are connected electronically to its transaction processing system to permit the rapid transmission of, and access to, critical order and customer information. In addition, BloomLink electronically connects the Company to approximately 70% of the retail stores in its floral retail fulfillment network.

The Company's operation center is located in its headquarters in Westbury, New York. The Company provides comprehensive facility management services, including human and technical monitoring of all production servers, 24 hours per day, seven days per week.

COMPETITION

Although the capital markets have had an impact on many startups in the e-commerce arena, the growing popularity and convenience of e-commerce has continued to give rise to new mass merchants on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a Web site, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Some of these merchants have expanded their offerings to include competing products and may continue to do so in the future. These mass merchants, as well as other potential competitors, may be able to:

     o undertake more extensive marketing campaigns for their brands and services;
     o    adopt more aggressive pricing policies; and
     o make more attractive offers to potential employees, distribution partners and retailers.

In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are many other providers of floral products, none of which is dominant. The Company's competitors include:

     o retail floral shops, some of which maintain toll-free telephone numbers;
     o    online floral retailers;
     o    catalog companies that offer floral products;
     o    floral telemarketers and wire services; and
     o    supermarkets and mass merchants with floral departments.

Similarly, the plant, gift basket, gourmet treats, unique gifts and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products, is highly fragmented and is served by a large number of companies, none of which is dominant. Products in these categories may be purchased from a number of outlets, including mass merchants, telemarketers, retail specialty shops, online retailers and mail-order catalogs.

The Company believes its brand strength, product selection, customer relationships, technology infrastructure and fulfillment capabilities position it to compete effectively against its current and potential competitors in each of its product categories. However, increased competition could result in:

     o    price reductions, decreased revenues and lower profit margins;
     o    loss of market share; and
     o    increased marketing expenditures.

These and other competitive factors may adversely impact the Company's business and results of operations.

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

Further, the growth and development of the market for online services may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services. This could decrease the demand for the Company's services and increase its cost of doing business. Moreover, the applicability to the Internet of existing laws regarding issues like property ownership, taxes, libel and personal privacy is uncertain. Any new legislation or regulation that has an adverse impact on the Internet or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, financial condition and results of operations.

States or foreign countries might attempt to regulate the Company's business or levy additional sales or other taxes relating to its activities. Because the Company's products and services are available over the Internet anywhere in the world, multiple jurisdictions may claim that the Company is required to do business as a foreign corporation in one or more of those jurisdictions. Failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject it to taxes and penalties. States or foreign governments may charge the Company with violations of local laws.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, the marks "1-800-FLOWERS.COM", "1-800-FLOWERS", "Plow & Hearth", "GreatFood.com", and "TheGift.com". The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.flowers.com, www.plowhearth.com, www.greatfood.com and www.TheGift.com. In addition, the Company has developed a transaction processing system and operating systems as well as marketing data, including customer information databases.

The Company relies on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with its employees, customers, partners and others to protect its proprietary rights. Despite the Company's precautions, it may be possible for competitors to obtain and/or use the Company's proprietary information without authorization or to develop technologies similar to the Company's and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The Company's means of protecting its proprietary rights in the United States or abroad may not be adequate.

The Company intends to continue to license technology from third parties, including Oracle, Microsoft, MCI and AT&T, for its communications technology and the software that underlies its business systems. The market is evolving and the Company may need to license additional technologies to remain competitive. The Company may not be able to license these technologies on commercially reasonable terms or at all. In addition, the Company may fail to successfully integrate licensed technology into its operations.

Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. The Company intends to police against infringement or misappropriation. However, the Company cannot guarantee it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, servicemarks, telephone numbers and domain names.

In addition, third parties may assert infringement claims against the Company. The Company cannot be certain that its technologies or marks do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to its intellectual property and to the intellectual property of others in the ordinary course of its business. Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the Company's business.

EMPLOYEES

As of July 2, 2000, the Company had a total of approximately 2,200 full and part-time employees. During peak periods, the Company substantially increases the number of customer service and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

Although the Company has been profitable in the past, management expects that the Company will incur losses for the foreseeable future as a result of these expenditures. However, the Company expects to achieve positive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the fourth quarter of fiscal 2001 and full year of fiscal 2002. No assurances can be made that positive EBITDA will be achieved on this schedule or at all. In order to achieve and maintain profitability, the Company will need to generate revenues significantly above historical levels and/or reduce operating expenses. Management cannot assure you that the Company may achieve sufficient revenues for profitability. Even if the Company does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

THE COMPANY'S QUARTERLY OPERATING RESULTS MAY SIGNIFICANTLY FLUCTUATE AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF ITS FUTURE RESULTS. The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

     o    seasonality;
     o    the timing and effectiveness of marketing programs;
     o    the timing of the introduction of new products and services;
     o    the timing and effectiveness of capital expenditures;
     o the Company's ability to enter into or renew marketing agreements with Internet companies; and
     o    competition.

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

THE COMPANY'S OPERATING RESULTS MAY SUFFER IF REVENUES DURING THE COMPANY'S PEAK SEASONS DO NOT MEET ITS EXPECTATIONS. Sales of the Company's products are seasonal, concentrated in the second calendar quarter, due to Mother's Day, Secretaries' Week and Easter, and the fourth calendar quarter, due to the Thanksgiving and Christmas holidays. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

IF THE COMPANY'S CUSTOMERS DO NOT FIND ITS EXPANDED PRODUCT LINES APPEALING, REVENUES MAY NOT GROW AND NET INCOME MAY DECREASE. The Company's business historically has focused on offering floral and floral related gift products. The Company has expanded its product lines in the plant, gift baskets, gourmet treats, unique or specialty gifts and home and garden categories, and expects to continue to incur significant costs in marketing these new products. If the Company's customers do not find its expanded product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

IF THE COMPANY FAILS TO DEVELOP AND MAINTAIN ITS BRAND, IT MAY NOT INCREASE OR MAINTAIN ITS CUSTOMER BASE OR ITS REVENUES. The Company must develop and maintain the 1-800-FLOWERS.COM brand to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. The Company intends to maintain its expenditures for creating and maintaining brand loyalty and raising awareness of its additional product offerings. However, if the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands, it may lose customers and revenues may decline.

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

A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC ONLINE RELATIONSHIPS THAT GENERATE A SIGNIFICANT AMOUNT OF TRAFFIC COULD LIMIT THE GROWTH OF THE COMPANY'S BUSINESS. The Company expects that while a greater percentage of its online customers will come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL, Yahoo!, Snap.com, and the Microsoft Network for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

IF LOCAL FLORISTS AND OTHER THIRD-PARTY VENDORS DO NOT FULFILL ORDERS TO THE COMPANY'S CUSTOMERS' SATISFACTION, ITS CUSTOMERS MAY NOT SHOP WITH THE COMPANY AGAIN. Floral orders placed by the Company's customers are fulfilled by local florists, a majority of which are either part of the Company's "BloomNet" network of independent florists or the Company's owned or franchised stores. Except for the 39 Company-owned stores as of July 2, 2000, the Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

IF A FLORIST DISCONTINUES ITS RELATIONSHIP WITH THE COMPANY, THE COMPANY'S CUSTOMERS MAY EXPERIENCE DELAYS IN SERVICE OR DECLINES IN QUALITY AND MAY NOT SHOP WITH THE COMPANY AGAIN. Many of the Company's arrangements with local florists for order fulfillment, including arrangements with BloomNet florists, are not formalized in writing. Of those relationships which have been formalized in writing, including arrangements with BloomNet florists, most may be terminated with 10 days notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

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

COMPETITION IN THE FLORAL, PLANT, GIFT BASKET, GOURMET TREAT, UNIQUE GIFT AND HOME AND GARDEN INDUSTRIES IS INTENSE AND A FAILURE TO RESPOND TO COMPETITIVE PRESSURE COULD RESULT IN LOST REVENUES. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

     o retail floral shops, some of which maintain toll-free telephone numbers;
     o    online floral retailers;
     o    catalog companies that offer floral products;
     o    floral telemarketers and wire services; and
     o    supermarkets and mass merchants with floral departments.

Similarly, the plant gift basket, gourmet treat, unique gift and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail specialty shops, online retailers and mail-order catalogs.

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

THE COMPANY'S FRANCHISEES MAY DAMAGE ITS BRAND OR INCREASE ITS COSTS BY FAILING TO COMPLY WITH ITS FRANCHISE AGREEMENTS OR ITS OPERATING STANDARDS. The Company's franchise business is governed by its Uniform Franchise Offering Circular, franchise agreements and applicable franchise law. If the Company's franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brand may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on certain leases, which the franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid default under the primary lease. Furthermore, as a franchiser, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company's obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

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

A FAILURE TO INTEGRATE THE SYSTEMS AND OPERATIONS OF ANY ACQUIRED BUSINESS WITH THE COMPANY'S OPERATIONS MAY DISRUPT ITS BUSINESS. The Company has acquired complementary businesses and may continue to do so in the future. If the Company is unable to fully integrate these acquisitions or any future acquisition into its operations, its business and operations could suffer, management may be distracted and its expenses may increase. Moreover, the expected benefits from any acquisition may not be realized, resulting in lost opportunities and loss of capital.

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

A LACK OF SECURITY OVER THE INTERNET MAY CAUSE INTERNET USAGE TO DECLINE AND CAUSE THE COMPANY TO EXPEND CAPITAL AND RESOURCES TO PROTECT AGAINST SECURITY BREACHES. A significant barrier to electronic commerce over the Internet has been the need for secure transmission of confidential information and transaction information. Internet usage could decline if any well-publicized compromise of security occurred. Additionally, computer "viruses" may cause the Company's systems to incur delays or experience other service interruptions. Such interruptions may materially impact the Company's ability to operate its business. If a computer virus affecting the Internet in general is highly publicized or particularly damaging, the Company's customers may not use the Internet or may be prevented from using the Internet, which would have an adverse effect on its revenues. As a result, the Company may be required to expend capital and resources to protect against or to alleviate these problems.

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

IF FRY MULTIMEDIA, AT&T AND MCI DO NOT ADEQUATELY MAINTAIN THE COMPANY'S WEB SITE AND TELEPHONE SERVICE, THE COMPANY MAY EXPERIENCE SYSTEM FAILURES AND ITS REVENUES MAY DECREASE. The Company is dependent on Fry Multimedia to host its Web site and on AT&T and MCI to provide telephone services to its customer service centers. If Fry Multimedia or AT&T and MCI experience system failures or fail to adequately maintain the Company's systems, the Company would experience interruptions and its customers might not continue to utilize its services. If the Company does not host its Web site or maintain its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its Web site or its telephone service without these or other third parties. The Company may not be able to maintain these relationships or replace them on financially attractive terms. Failure to do so may disrupt the Company's operations or require it to incur significant unanticipated costs.

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

In addition, the Company has been engaged in discussions with FTD, whereby FTD has stated that it is considering reducing the Company's level of access to the Mercury system. FTD is one of the Company's competitors, and any material decrease or elimination of access to the Mercury system by FTD would adversely impact the Company's ability to fulfill orders in a timely fashion during peak periods and may result in lost revenues and customers.

IF THE COMPANY IS UNABLE TO HIRE AND RETAIN KEY PERSONNEL, ITS BUSINESS AND GROWTH MAY SUFFER. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann. In addition, the Company has recently hired or promoted several new members to its senior management team to help manage its growth and it may need to recruit, train and retain a significant number of additional employees, particularly employees with technical backgrounds. These individuals are in high demand and the Company is not certain it will be able to attract the personnel it needs. The loss of the services of any of the Company's executive management or key personnel, its failure to integrate any of its new senior management into its operations or its inability to attract qualified additional personnel could cause its growth to suffer and force it to expend time and resources in locating and training additional personnel.

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

IF STATES BEGIN IMPOSING STATE SALES AND USE TAXES, THE COMPANY MAY LOSE SALES OR INCUR SIGNIFICANT EXPENSES IN SATISFACTION OF THESE OBLIGATIONS. At present, except for the Company's retail operations, the Company does not collect sales or other similar taxes in respect of sales and shipments of its products in states other than Arizona, Connecticut, Florida, Georgia, New York, Texas and Virginia. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as 1-800-FLOWERS.COM. A successful assertion by one or more of these states that the Company should have collected or be collecting sales tax on the sale of its products could result in additional costs and corresponding price increases to its customers. Any imposition of state sales and use taxes on the Company's products sold over the Internet may decrease customers' demand for its products and revenue. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

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

Item 2.  PROPERTIES

The Company's headquarters and one of its customer service centers are located in approximately 71,000 square feet of office space in Westbury, New York, under a lease that expires in May 2005. In addition, the Company owns an approximately 300,000 square foot fulfillment center in Madison, Virginia. The Company leases a total of approximately 53,000 square feet for its customer service centers in San Antonio, Texas; Phoenix, Arizona; Marietta, Georgia and Bethpage, New York. The Company is currently in the process of site selection for a new service center to replace the Company's service center in Marietta, Georgia.

As of July 2, 2000, the Company leased approximately 250,000 square feet for owned or franchised retail stores with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

In order to accommodate increasing call volume requirements, while improving operating efficiencies, in June 2000, the Company announced a redeployment plan which includes the closure of certain retail stores in conjunction with its strategic redeployment of its retail network of direct fulfillment centers and the relocation of certain customer service centers. The redeployment will be completed in phases during fiscal year 2001.

Item 3.  LEGAL PROCEEDINGS

There are various claims, lawsuits, and pending actions against the Company incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq National Stock Market under the symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the period from August 3, 1999, the date of the Company's IPO, through July 2, 2000.


                                                               High            Low
                                                           -------------- --------------

Year ended July 2, 2000

     August 3, 1999 - September 26, 1999                       $ 23.19        $ 13.50

     September 27, 1999 - December 26, 1999                    $ 17.06        $ 11.75

     December 27, 1999 - March 26, 2000                        $ 13.00        $  6.28

     March 27, 2000 - July 2, 2000                             $  8.00       $   4.25


RIGHTS OF COMMON STOCK

Holders of Class A common stock generally have the same right as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one basis and each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions.

HOLDERS

As of September 25, 2000, there were approximately 93 shareholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 25, 2000, there were approximately 24 shareholders of record of the Company's Class B common stock.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Class A or Class B common stock, and intends to retain future earnings, if any, to provide funds to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

The effective date of the Company's registration statement (File 333-78985) filed on Form S-1 under the Securities Act of 1933, as amended, relating to the Company's initial public offering of Class A common stock was August 2, 1999. In its initial public offering, the Company sold 6,000,000 shares of its Class A common stock to an underwriting syndicate led by Goldman, Sachs & Co., Credit Suisse First Boston Corporation and Wit Capital Corporation. The offering commenced on August 3, 1999 and closed on August 6, 1999, resulting in aggregate proceeds of $126 million.

The Company's net proceeds from the offering were $114.8 million. Approximately $8.8 million of offering expenses were attributable to underwriting discounts.

Since the closing of the Company's IPO, the Company has utilized the proceeds as follows:

     o Repayment of amounts previously outstanding under a bank term loan ($18.0 million), revolving line of credit ($3.0 million), seller financed acquisition obligation ($2.5 million) and commercial notes and capital leases ($1.8 million);
     o Redemption of all common stock of the Company's Plow & Hearth subsidiary held by minority shareholders ($7.9 million, net of option exercises by Plow & Hearth option holders);
     o Acquisition of GreatFood.com and other investments ($18.6 million, net of cash acquired);
     o    Capital expenditures ($21.2 million);
     o Funding of operating activities ($35.5 million), including marketing and other activities associated with the Company's expansion into non-floral product lines.

Unused proceeds of the offering are currently invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

As of July 2, 2000, the Company had not made any specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, the Company currently intends to use the remaining proceeds over time:

     o    to fund its marketing activities, including brand enhancement;
     o    to enhance its infrastructure;
     o    to enter into strategic relationships with Internet companies;
     o    to expand its product offerings;
     o    to expand its current business through strategic acquisitions, and
     o    for other general corporate purposes.

RECENT SALE OF UNREGISTERED SECURITIES

During the previous three years ended July 2, 2000, the Company issued the following unregistered securities:

     o May 20, 1999, the Company issued 1,127,546 shares of preferred stock to 11 investors for an aggregate amount of $117.6 million. The preferred stock automatically converted to Class A common stock upon the consummation of the initial public offering.

     o Options to purchase an aggregate of 983,000 shares of Class B Common stock.

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

ADDITIONAL ISSUANCES OF SECURITIES

Additional securities of the Company may be issued as follows:

     o 983,000 shares of Class B common stock upon the exercise of options outstanding as of September 25, 2000, at a weighted average exercise price of $1.74 per share;

     o 3,815,000 shares of Class A common stock upon the exercise of options outstanding as of September 25, 2000, at a weighted average exercise price of $14.27, and up to 8,127,000 additional shares of Class A common stock that could be issued under its 1999 stock incentive plan; and

RESALES OF SECURITIES

55,295,813 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 25, 2000, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

The Company has entered into an investors' rights agreement with certain of its stockholders, including Waelinvest, SOFTBANK, Benchmark, Chase, James F. McCann and Christopher G. McCann. Under this agreement, these parties will have the right to require us to register shares of Class A common stock they own on various occasions. An aggregate of 52,949,757 shares of Class A common stock can be registered under the agreement. A majority in interest of the parties to the agreement other than Messrs. McCann and the Company will have the right to require the Company on one occasion to register their stock. In addition, these investors, as well as Messrs. McCann, have the right to require the Company to register their shares of stock at any time the Company proposes to register any of its common stock for offerings to the public. The investors and Messrs. McCann can also require the Company to register their shares on a registration statement on Form S-3 up to two times per year. These registration rights expire on the earlier of the third anniversary of the IPO or the date on which all shares held by these parties can be sold under Rule 144 under the Securities Act of 1933, as amended, and have customary limitations. The Company has agreed to pay the offering expenses in connection with the registration of these shares, other than underwriters' commission.

Item 6.    SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 2, 2000, June 27, 1999 and June 28, 1998, and the consolidated balance sheet data as of July 2, 2000 and June 27, 1999, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 29, 1997 and June 30, 1996, and the selected consolidated balance sheet data as of June 28, 1998, June 29, 1997 and June 30, 1996, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of operations and balance sheet data. The Company disposed of Floral Works, Inc. in January 2000, acquired GreatFood.com, Inc. and TheGift.com, Inc. in November 1999 and acquired Plow & Hearth in April 1998. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition and up through the date of disposition. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                      YEARS ENDED
                                        -------------------------------------------------------------------------
                                          JULY 2,        JUNE 27,       JUNE 28,       JUNE 29,       JUNE 30,
                                            2000           1999           1998           1997           1996
                                        -------------  -------------  -------------  -------------  -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
  Telephonic                             $  230,221      $203,885       $161,874       $145,295       $127,920
  Online                                    119,019        52,886         26,748         16,092          9,936
  Retail/fulfillment                         36,010        39,102         31,970         25,043         15,272
                                        -------------  -------------  -------------  -------------  -------------
       Total net revenues                   385,250       295,873        220,592        186,430        153,128
Cost of revenues                            237,493       179,697        136,966        115,078         92,820
                                        -------------  -------------  -------------  -------------  -------------
Gross profit                                147,757       116,176         83,626         71,352         60,308
Operating expenses:
  Marketing and sales                       161,075        92,147         55,417         47,464         42,952
  Technology and development                 16,809         8,067          1,794          1,411            851
  General and administrative                 28,975        15,748         15,832         12,338         11,556
  Depreciation and amortization              16,479         8,385          4,168          3,287          2,247
                                        -------------  -------------  -------------  ------------- -------------
       Total operating expenses             223,338       124,347         77,211         64,500         57,606
                                        -------------  -------------  -------------  ------------- -------------
Operating (loss) income                     (75,581)       (8,171)         6,415          6,852          2,702
Other income (expense), net                   7,422        (1,183)         1,654            674           (209)
                                        -------------  -------------  -------------  -------------  -------------
(Loss) income before income taxes
  and minority interests                    (68,159)       (9,354)         8,069          7,526          2,493
 Benefit (provision)  for income              1,286         2,715         (3,181)        (3,135)        (1,255)
  taxes
                                        -------------  -------------  -------------  ------------- -------------
(Loss) income before minority               (66,873)       (6,639)         4,888          4,391          1,238
  interests
Minority interests                               43          (207)           186             (4)            59
                                        -------------  -------------  -------------  ------------- -------------
Net (loss)  income                          (66,830)       (6,846)         5,074          4,387          1,297
Redeemable Class C common stock                   -        (5,215)        (1,608)        (1,462)        (1,029)
  dividends
                                        -------------  -------------  -------------  ------------- -------------
Net (loss) income applicable to
  common stockholders                     $ (66,830)      $(12,061)     $  3,466        $ 2,925       $    268
                                        =============  =============  =============  ============= =============

Net (loss) income per common share
  applicable to common stockholders:
  Basic                                      $(1.10)      $(0.27)          $0.08          $0.07          $0.01
                                        =============  =============  =============  =============  ============
  Diluted                                    $(1.10)      $(0.27)          $0.07          $0.06          $0.01
                                        =============  =============  =============  =============  ============

Shares used in the calculation of net
(loss) income per common share:
  Basic                                      60,889        44,035         44,120         44,140         47,050
                                        =============  =============  =============  =============  =============
  Diluted                                    60,889        44,035         46,610         46,740         49,420
                                        =============  =============  =============  =============  =============



                                                                                 AS OF
                                                -------------------------------------------------------------------------
                                                   JULY 2,       JUNE 27,      JUNE 28,         JUNE 29,      JUNE 30,
                                                     2000          1999          1998             1997          1996
                                                -------------  -------------  ------------  --------------  -------------
                                                                             (IN THOUSANDS)
        CONSOLIDATED BALANCE SHEET DATA:
        Cash and equivalents                      $111,624        $99,183        $ 8,873        $11,443         $ 6,639
        Working capital (deficit)                   82,129         85,619          1,950          1,975          (2,452)
        Total assets                               224,641        182,355         81,746         44,130          36,884
        Long-term liabilities                       12,947         37,766         35,359          9,456          17,804
        Redeemable class C common stock                  -              -         17,692         16,084          14,622
        Total stockholders' equity (deficit)       158,918        109,003            672         (2,670)         (5,615)



The following selected unaudited pro forma combined financial data gives effect to the Company's acquisitions of GreatFood.com, TheGift.com, Plow & Hearth and the sale of Floral Works as if such transactions had been completed on June 29, 1997. The selected unaudited pro forma combined financial data do not purport to be indicative of what actual results of operations would have been had such transactions been completed at the assumed times do not purport to be indicative of future operations and should not be construed as representative of future operations.


                                                                       YEARS ENDED
                                                      ---------------------------------------------
                                                      JULY 2, 2000   JUNE 27, 1999   JUNE 28, 1998
                                                      -------------- ------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues (*)                                         $ 378,565      $ 284,854      $244,854

Loss from operations                                     $ (86,478)     $ (19,116)      $(1,632)

Net loss applicable to common stockholders               $ (77,418)     $ (22,720)      $(4,808)

Net loss per common share                                  $ (1.27)       $ (0.52)      $ (0.11)


     (*) Pre-acquisition net revenues for GreatFood.com and TheGift.com were not material to the Company's results of operations.

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

OVERVIEW

1-800-FLOWERS.COM, Inc. is a leading multi-channel source of thoughtful gift products, offering an extensive array of fresh-cut flowers, plants, gift baskets, gourmet foods, home decor and garden merchandise and other unique products. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, the Company has evolved into a "next age" retailer providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores.

1-800-FLOWERS.COM offers thousands of stock keeping units ("SKUs") including flowers, plants, specialty gifts, gourmet foods, gift baskets, garden accessories, and home decor items. The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. In addition to the Company's selection of thoughtful gifts, the Company's product line is further complemented by its subsidiaries which include Plow & Hearth, a direct marketer (catalog and web: www.plowhearth.com) of home decor and garden products, and GreatFood.com (www.greatfood.com) the #1 online destination (Time magazine 12/99) for gourmet food products.

A majority of the Company's floral and floral-related gift products are fulfilled through one of 1,500 fulfillment centers, including the BloomNet network of independent florists and the Company's owned or franchised stores. The Company transmits its orders either through BloomLink, its proprietary Internet-based electronic communication system, or the communication system of a third-party. Remittance to the fulfilling florist is processed either through a third-party wire service that reconciles and effects payments between sending and fulfilling florists, called a clearinghouse, or is directly paid by the Company. Consistent with industry practice, the Company remits 80% of the value of the merchandise sold to a wire service for settlement with the fulfilling florist. It is customary for the wire service to retain a 7%-9% fee for its services. Additionally, when settling directly with the fulfilling florist, the Company remits between 71% and 74% of the value of the merchandise sold. It is also industry practice for the clearinghouse to credit back to the originating florist a rebate for payments processed through the clearinghouse.

The Company's home and garden merchandise and non-floral related gift products and gourmet foods are shipped by the Company, members of BloomNet or third parties directly to the customer. The
Company ships non-floral gift items by Federal Express, United Parcel
Service, United States Postal Service or other common carriers. Most of the Company's home and garden products are fulfilled from the Company's Madison, Virginia fulfillment center.

The Company's retail fulfillment operations primarily consist of 39 owned and 83 franchised stores. Retail fulfillment revenues also include revenues attributable to the Company's Floral Works wholesale floral subsidiary (through the date of its disposition in January 2000), fees paid to the Company by members of its BloomNet network and royalties, fees and sublease rent paid to the Company by its franchised stores. Company owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. As such, a majority of the revenues derived from Company owned stores represent fulfillment of its floral orders and are eliminated as intercompany revenues.

The Company expects to incur losses for the foreseeable future as a result of the significant operating and capital expenditures required to achieve its objectives. However, the Company expects to achieve positive EBITDA for the fourth quarter of fiscal 2001 and full year of fiscal 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or at all. In order to achieve and maintain profitability, the Company will need to generate revenues significantly above historical levels. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce.

RESULTS OF OPERATIONS

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2000, which ended July 2, 2000 consisted of 53 weeks, while fiscal years 1999 and 1998, which ended on June 27, 1999 and June 28, 1998, respectively, consisted of 52 weeks. As such, a portion of the increase in the Company's fiscal year 2000 revenues, and associated variable expenses, was attributable to the additional week of activity during the period.

NET REVENUES


                                                         Years Ended
                            ----------------------------------------------------------------------
                              July 2,                      June 27,                    June 28,
                               2000         % Change         1999        % Change        1998
                            ------------ --------------- ------------- ------------- -------------
                                                       (IN THOUSANDS)
Net revenues:
   Telephonic                  $230,221           12.9%      $203,885         26.0%      $161,874
   Online                       119,019          125.0%        52,886         97.7%        26,748
   Retail/fulfillment            36,010           (7.9%)       39,102         22.3%        31,970
                                 ------                        ------                      ------

                               $385,250           30.2%      $295,873         34.1%      $220,592

Net revenues consist primarily of the selling price of merchandise and service and shipping charges, net of returns and credits. Growth in both telephonic and online revenues during the years ended July 2, 2000 and June 27, 1999 was due to an increase in order volume and average net revenue per order as a result of increased marketing spending, an increase in repeat purchases from existing customers, and the Company's continued expansion into non-floral products, including a broad range of items such as online greeting cards, candies and gourmet items, as well as unique gifts for the home and garden. Non-floral gift products accounted for 29.6%, 21.4% and 5.3% of total merchandise sold during the years ended July 2, 2000, June 27, 1999 and June 28, 1998, respectively. During the fiscal years ended July 2, 2000 and June 27, 1999, the Company added approximately 2.7 million and 2.2 million new customers, respectively, bringing its cumulative customer accounts, at July 2, 2000, to over 9.3 million, 2.2 million of which have transacted business either through the 1-800-flowers.com Web site or one of its affiliated portal partners. In addition, online revenue growth continues to be driven by increased traffic coming directly to the Companys' URL's ("Universal Resource Locators"), which accounted for 69.0%, 45.9% and 37.1% of total online orders during the years ended July 2, 2000, June 27, 1999 and June 28, 1998, respectively. The continued growth of telephonic revenues demonstrates the benefits of providing customers with multiple channel access to products and services. Additionally, a large component of the growth in the telephonic revenues during the year ended June 27, 1999 was attributable to the Company's April 1998 acquisition of Plow & Hearth.

Revenue derived from the Company's GreatFood.com subsidiary, which is included in the Company's results of operations since it was acquired on November 24, 1999, was not material in relation to consolidated revenue for the year ended July 2, 2000.

The decrease in retail/fulfillment revenues during the year ended July 2, 2000 in comparison to the year ended June 27, 1999 was due to a $5.1 million reduction in floral wholesale net revenue as a result of the Company's divestiture of Floral Works in January 2000, offset by an increase in retail net revenue due to growth in the number of owned retail stores from 36 at June 27, 1999 to 39 at July 2, 2000, and an increase in same store sales. The increase in retail/fulfillment revenues during the year ended June 27, 1999, in comparison to the year ended June 28, 1998, was primarily due to the growth in the number of owned retail stores from 23 to 36.

In accordance with the Company's redeployment plan discussed below, the Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

GROSS PROFIT


                                                            Years Ended
                               -----------------------------------------------------------------------
                                July 2, 2000    % Change     June 27, 1999   % Change  June 28, 1998
                               --------------   --------    ---------------  -------- ---------------
                                                           (IN THOUSANDS)
         Gross profit               $147,757    27.2%        $116,176         38.9%      $83,626
         Gross margin %                38.4%                    39.3%                      37.9%


Gross profit consists primarily of net revenues less cost of revenues which consist primarily of florist fulfillment costs (fees paid to wire services that serve as clearinghouses for floral orders, net of rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and the associated costs of inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer operations and to properties that are sublet to the Company's franchisees. During the years ended July 2, 2000 and June 27, 1999, gross profit increased as a result of increased sales volume and average net revenue per order. Gross margin percentage during the year ended July 2, 2000 declined 0.9 percentage points in comparison to the prior year due to certain introductory product pricing, including promotions related to the successful launch of the Company's exclusive line of "Fleur de Chocolate" branded Belgian candies, a higher credit and replacement rate on floral orders during the Valentine's and Mother's day holidays to increase customer satisfaction and loyalty, and an increase in the average merchandise sales price on florist fulfilled orders which, while generating higher absolute gross profit dollars, results in a lower gross margin percentage since the Company's fixed service charge is spread over a higher sales price. The gross margin percentage increase during June 27, 1999 was primarily attributable to the April 1998 acquisition of Plow & Hearth, whose product line carries a higher margin than floral products.

MARKETING AND SALES EXPENSE


                                                           Years Ended
                               ----------------------------------------------------------------------
                                July 2, 2000    % Change     June 27, 1999   % Change  June 28, 1998
                               --------------   --------    ---------------  -------- ---------------
                                                           (IN THOUSANDS)

Marketing and sales             $161,075       74.8%        $92,147           66.3%   $55,417
Percentage of sales                41.8%                      31.1%                     25.1%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, fees paid to establish and maintain strategic relationships with Internet portal companies, costs associated with retail stores, customer service center and fulfillment center operations and the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. The increases in marketing and sales expense during the years ended July 2, 2000 and June 27, 1999 were primarily attributable to higher discretionary spending in traditional media advertising, relationship and direct marketing, additions to the Company's marketing and merchandising staff, as well as additional sales personnel in support of order fulfillment and customer service activities, and additional online portal expenses as a result of the Company's expanded agreement with America Online, contract renewal with Excite and Microsoft Network and new agreements with Snap.com and Yahoo! In addition, in June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2.1 million. The principal actions of the charge include the closure of certain retail stores in connection with the Company's strategic redeployment of its retail network of direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing call volume requirements, while reducing costs per call. The redeployment will be completed in phases during fiscal year 2001.
The major components of the redeployment charge include the estimated provision for the present value of future lease obligations and related facility shut down costs in the amount of approximately $1.0 million (charged to marketing and sales expense), and the estimated unrecoverable book value of abandoned fixtures, equipment and leasehold improvements in the amount of approximately $1.1 million (charged to depreciation and amortization-see below). In addition to the above, a significant portion of the increase during the year ended June 27, 1999 was due to incremental catalog printing and circulation expenditures resulting from the April 1998 Plow & Hearth acquisition.

In order to continue to execute its business plan, in future periods, the Company expects to continue to invest significantly in its marketing and sales efforts to continue to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan which is continually evaluated and revised to reflect the results of the Company's market research, which seek to determine the most cost efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal partners to ensure that such relationships continue to generate cost-effective incremental volume.

TECHNOLOGY AND DEVELOPMENT EXPENSE


                                                           Years Ended
                               ----------------------------------------------------------------------
                                July 2, 2000    % Change     June 27, 1999   % Change  June 28, 1998
                               --------------   --------    ---------------  -------- ---------------
                                                           (IN THOUSANDS)
Technology and development           $16,809      108.4%      $8,067           349.7%     $1,794
Percentage of sales                     4.4%                    2.7%                        0.8%


Technology and development expense consists primarily of expenditures incurred by the Company to maintain, monitor and manage the Company's Web site, including design, content development and third-party hosting, as well as maintenance, support, and licensing costs pertaining to its associated order entry, customer service, fulfillment and database systems. The increase in technology and development expense during the years ended July 2, 2000 and June 27, 1999 was primarily attributable to development costs incurred to enhance the content and functionality of the Company's Web site and transaction processing systems, and additional payroll, recruiting and related expenses associated with the staffing of the technology department to accommodate the Company's growth. During the years ended July 2, 2000 and June 27, 1999, the Company expended $35.3 million and $16.2 million on technology and development, of which $18.5 million and $8.1 million have been capitalized, respectively. The Company believes that continued investment in technology and development is critical to attaining its strategic objectives and, as a result, technology and development costs are expected to continue to increase in comparison to prior years, particularly in the areas of Web site development and database management.

GENERAL AND ADMINISTRATIVE EXPENSES

                                        Years Ended
                               ----------------------------------------------------------------------
                                July 2, 2000    % Change     June 27, 1999   % Change  June 28, 1998
                               --------------   --------    ---------------  -------- ---------------
                                                           (IN THOUSANDS)
General and administrative         $28,975         84.0%       $15,748         (0.5%)      $15,832
Percentage of sales                   7.5%                        5.3%                        7.2%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expenses during the year ended July 2, 2000 was the result of costs associated with additions to the management team and administrative increases associated with operating as a public company. In addition, $3.1 million of the increase during the year ended July 2, 2000 was attributable to the effect of the management put liability associated with the Plow & Hearth acquisition. During the year ended July 2, 2000, the Company recorded a charge of $1.5 million to increase the liability in accordance with the acquisition valuation formula contained in the Plow & Hearth stockholders' agreement between the Company, Plow & Hearth and Plow & Hearth management shareholders. Conversely, in accordance with the agreement, during the year ended June 27, 1999, the Company recorded a benefit of $1.6 million to reduce the related liability. The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and, as such, while increasing in absolute dollars, general and administrative expenses should, on a seasonally adjusted basis, begin to decline as a percentage of net revenues in fiscal year 2001.

DEPRECIATION AND AMORTIZATION


                                                             Years Ended
                               ----------------------------------------------------------------------
                                July 2, 2000    % Change     June 27, 1999   % Change  June 28, 1998
                               --------------   --------    ---------------  -------- ---------------
                                                           (IN THOUSANDS)
Depreciation and amortization       $16,479         96.5%      $8,385           101.2%        $4,168
Percentage of sales                    4.3%                      2.8%                           1.9%



Increases in depreciation and amortization expense during the years ended July 2, 2000 and June 27, 1999 resulted from additional capital expenditures in short-lived information systems hardware and software, as well as amortization of goodwill resulting from the Company's acquisitions of GreatFood.com and TheGift.com in November 2000 and Plow & Hearth in April 1998. In addition, for the year ended July 2, 2000, as described further above, the Company recorded a one-time charge of approximately $1.0 million, included within depreciation and amortization, to reserve for the estimated unrecoverable book value of abandoned fixtures, equipment and leasehold improvements associated with the Company's redeployment plan. The Company expects that depreciation and amortization will continue to increase in fiscal year 2001 due to recent expenditures on short-lived information systems hardware and software and the full-year impact of the amortization of goodwill related to the Company's acquisitions of GreatFood.com and TheGift.com.

OTHER INCOME (EXPENSE)

                                                     Years Ended
                           ------------------------------------------------------------------
                            July 2, 2000  % Change    June 27, 1999   % Change  June 28, 1998
                           -------------- --------   ---------------  -------- --------------
                                                       (IN THOUSANDS)
Interest income             $8,645        508.8%      $1,420            10.1%        $1,290
Interest expense            (1,444)       (44.7%)     (2,610)          121.8%        (1,177)
Other, net                     221      3,057.1%           7            99.5%         1,541


Other income (expense) consists primarily of interest earned on the cash proceeds from the Company's IPO in August 1999, and private placement which was completed in May 1999, offset by interest expense attributable to the Company's mortgage notes, capital leases, credit facility, and promissory notes issued to sellers in certain acquisitions. The Company's credit facility, including a term loan ($18.0 million) and line of credit ($3.0 million) was repaid with the proceeds of the Company's IPO in August 1999, while certain seller financed acquisition obligations ($2.5 million) associated with the Company's franchise operations were repaid in November 1999. During the year ended June 28, 1998, the Company recorded other income net, of approximately $1.7 million, consisting primarily of a $1.5 million dividend from a minority investment.

Income Taxes

For the years ended July 2, 2000 and the June 27, 1999, the Company incurred a loss that provided a tax benefit of $1.3 million and $2.7 million, respectively. For the year ended July 2, 2000, the effective tax rate differed from the combined U.S. statutory tax rate as a result of providing a full valuation allowance on that portion of the Company's deferred tax assets, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability. For the year ended June 27, 1999, the effective tax rate differed from the combined U.S. statutory tax rate primarily as a result of the non-deductibility of certain goodwill amortization and the provision of a valuation allowance on state tax benefits. For the year ended June 28, 1998, the Company provided for taxes of $3.2 million at an effective rate of 39.4%.

                         QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2000 and 1999. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.


                                                                         THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     JULY 2,    MAR. 26,   DEC. 26,    SEPT. 26,  JUNE 27,     MAR. 28,    DEC. 27,    SEPT. 27,
                                       2000       2000       1999        1999       1999         1999        1998        1998
                                     ---------  ---------- ----------  ---------- ----------  ----------- -----------  ----------
                                                                           (IN THOUSANDS)
Net revenues:
  Telephonic                          $67,731     $47,249    $77,618     $37,623    $57,640      $43,903     $67,972     $34,370
  Online                               47,494      30,051     29,703      11,771     22,638       13,219      10,771       6,258
  Retail fulfillment                    8,062       7,745     11,487       8,716     11,927       10,168      10,061       6,946
                                     ---------  ---------- ----------  ---------- ----------  ----------- -----------  ----------
       Total net revenues             123,287      85,045    118,808      58,110     92,205       67,290      88,804      47,574
Cost of revenues                       75,607      54,143     71,216      36,527     55,959       42,098      51,847      29,793
                                     ---------  ---------- ----------  ---------- ----------  ----------- -----------  ----------
Gross profit                           47,680      30,902     47,592      21,583     36,246       25,192      36,957      17,781
Operating expenses:
  Marketing and sales                  45,088      36,789     52,802      26,396     24,943       19,684      33,065      14,455
  Technology and development            4,810       4,097      3,833       4,069      2,860        2,273       1,807       1,127
  General and administrative            7,025       6,773      7,249       7,928      5,220        4,907       3,273       2,348
  Depreciation and amortization         6,277       4,487      3,422       2,293      2,342        2,157       2,015       1,871
                                     ---------  ---------- ----------  ---------- ----------  ----------- -----------  ----------
       Total operating expenses        63,200      52,146     67,306      40,686     35,365       29,021      40,160      19,801
                                     ---------  ---------- ----------  ---------- ----------  ----------- -----------  ----------
Operating (loss) income               (15,520)    (21,244)   (19,714)    (19,103)       881       (3,829)     (3,203)     (2,020)
Other income (expense), net             2,191       1,711      1,954       1,609       (162)        (378)       (623)       (227)
Income tax benefit (provision)            420         268        249         349       (211)       1,178       1,071         677
                                     ---------  ---------- ----------  ---------- ----------  ----------- -----------  ----------
Net (loss) income                    $(12,909)   $(19,265)  $(17,511)   $(17,145)      $508      $(3,029)    $(2,755)    $(1,570)
                                     =========  ========== ==========  ========== ==========  =========== ===========  ==========


The Company's quarterly results may experience seasonal fluctuations. Historically, revenues have been highest in the fourth fiscal quarter, due to a number of major floral gifting occasions, including Mother's Day, Secretaries' Week and Easter. Due to the Company's expansion into gift, home, gourmet and related products, sales volume generated during the Thanksgiving and Christmas holidays have increased significantly from historical levels, and as such, in the future, the Company expects its second fiscal quarter revenues to represent a larger proportion of its total revenues.

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 2000, the Company had working capital of $82.1 million, including cash and equivalents of $111.6 million, compared to working capital of $85.6 million, including cash and equivalents of $99.2 million at June 27, 1999.

Net cash used in operating activities of $34.4 million for the year ended July 2, 2000 was principally attributable to net losses, reduced by non-cash charges of depreciation and amortization and working capital changes comprised primarily of increases in accounts payable and accrued expenses, offset by increases in inventory associated with the Company's expansion into non-floral product lines, and other assets resulting from increases of deferred catalog costs.

Net cash used in investing activities of $45.7 million for the year ended July 2, 2000 consisted primarily of capital expenditures and the acquisitions of GreatFood.com and all of the remaining outstanding shares of common stock and stock options from the minority shareholders of the Company's Plow & Hearth subsidiary, partially offset by the sale of the Company's floral wholesale subsidiary Floral Works in January 2000.

Net cash provided by financing activities of $92.5 million for the year ended July 2, 2000 resulted from the net proceeds from the issuance of Class A common stock in the Company's IPO, less repayments of amounts outstanding under the Company's credit facilities, seller financed acquisition obligations and capital lease obligations.

The Company's material capital commitments consist of:

     o obligations outstanding under capital and operating leases as well as commercial notes related to obligations arising from, and collateralized by, the construction of the Company's warehousing/fulfillment facility in Madison, Virginia.

     o online marketing agreements with America Online, Inc. ("AOL"). On September 1, 2000, the Company entered into a new five year, $22.1 million interactive marketing agreement with AOL that effectively extends and enhances the term of the Company's previous agreement with AOL for an additional two years, through August 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City and ICQ and receive increased promotions across several of the AOL properties.

At July 2, 2000, the Company's significant known commitments for the subsequent twelve months totaled approximately $26.5 million and were comprised of fees related to online marketing agreements (including the new AOL agreement), co-marketing fees related to airline frequent flier programs, expenses under its operating leases, interest expense and the current portion of long term debt and capital lease obligations.

The Company intends to continue to invest heavily to support its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition with customers, continued expansion of its product lines to include a broad variety of specialty gift and gourmet items, and the further development of its Web site operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain lines of credit, in addition to the $5.7 million credit line currently available. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes that the provision of SAB No. 101 will not impact the Company's revenue recognition policies.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative

Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         1-800-FLOWERS.COM, Inc.
         Investor Relations
         1600 Stewart Avenue
         Westbury, New York 11590
         (516) 237-6000

(a) List of Documents Filed as a Part of this Annual Report on Form 10-K:


     (1) Index to Consolidated Financial Statements:                                                      Page
                                                                                                          ----
         Report of Independent Auditors                                                                    F-1
         Consolidated Balance Sheets as of July 2, 2000
            and June 27, 1999                                                                              F-2
         Consolidated Statements of Operations for the
            years ended July 2, 2000, June 27, 1999  and June 28, 1998                                     F-3
         Consolidated Statements of Stockholders' Equity (Deficit)
            for the years ended July 2, 2000, June 27, 1999 and
               June 28, 1998                                                                               F-4
         Consolidated Statements of Cash Flows for the years ended July 2, 2000,
            June 27, 1999 and June 28, 1998                                                                F-5
         Notes to Consolidated Financial Statements                                                        F-6

     (2) Index to Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts                                                            S-1


         All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (3) Index to Exhibits

         The following exhibits are required to be filed with this Report by
         Item 14. Other than exhibits 10.23, 21.1, 23.1 and 27.1, which are filed herewith, the following exhibits are incorporated by reference to the exhibits of same number contained in the Company's registration statement on Form S-1 (No. 333-78985), dated August 2, 1999.

   Exhibit                       Description
   Number
--------------

      3.1      Third Amended and Restated Certificate of Incorporation.
      3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation.
      3.3      Amended and Restated By-laws.
      4.1      Specimen class A common stock certificate.
      4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
       4.3     Reserved.
      10.1 Lease, commencing on May 15, 1998, between 1600 Stewart Avenue, L.L.C. and 800-FLOWERS, Inc.
      10.2 Investment Agreement, dated as of January 16, 1995, among Chemical Venture Capital Associates, Teleway, Inc. and James
               F. McCann.
      10.3 Consent and Amendment No. 1 to Investment Agreement, dated as of May 20, 1999, among Chase Capital Partners, 1-800-FLOWERS.COM, Inc. and James F. McCann.
      10.4     Reserved
      10.5     Reserved
      10.6     Reserved
      10.7* E-Commerce Merchant Agreement for The Plaza on MSN, with a term start date of October 21, 1997, between The Microsoft Network, L.L.C. and 800-FLOWERS, Inc., as amended.
      10.8     Reserved
      10.9* Development and Hosting Agreement, dated as of June 18, 1999, between Fry Multimedia, Inc. and 800-Gifthouse, Inc.
      10.10    1997 Stock Option Plan, as amended.
      10.11    Reserved
      10.12    Reserved
      10.14 Employment Agreement, effective as of April 3, 1998, between Peter G. Rice and 1-800-FLOWERS, Inc.
      10.16 Investors' Rights Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc. James F. McCann, Christopher G. McCann and the persons designated as Investors on the signature pages thereto.
      10.17 Stock Purchase Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc., James F. McCann, Christopher G. McCann and the Investors listed on Schedule A thereto.
      10.18    1999 Stock Incentive Plan.
      10.19 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc.
      10.20 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc.
      10.21    Reserved
      10.22# Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 2000, by and between America Online, Inc. and 1-800-FLOWERS.COM, Inc.
      21.1     Subsidiaries of the Registrant.
      23.1     Consent of Ernst & Young LLP.
      24.1     Powers of Attorney (included in the signature page).
      27.1     Financial Data Schedule for the year ended July 2, 2000.


----------------------------------------------

* Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

# Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended July 2, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September  29, 2000          1-800-FLOWERS.COM, Inc.

                                    By:      /s/ James F. McCann
                                    James F. McCann
                                    Chief Executive Officer
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)

                                POWER OF ATTORNEY

We, the undersigned directors and/or officers of 1-800-FLOWERS.COM, Inc. (the "Company"), hereby severally constitute and appoint James F. McCann and William
E. Shea, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, to sign any and all amendments to this Annual Report, and other documents in connection therewith, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:



Date: September 29, 2000               By:     /s/ James F. McCann
                                         -------------------------------
                                       James F. McCann
                                       Chief Executive Officer
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)

Date: September 29, 2000               By:     /s/ William E. Shea
                                         -------------------------
                                       William E. Shea
                                       Senior Vice President Finance and
                                       Administration (Principal Financial and
                                       Accounting Officer)

Date: September 29, 2000                      By:    /s/  Christopher G. McCann
                                                -------------------------------
                                              Christopher G. McCann
                                              Director, President

Date: September 29, 2000                      By:     /s/ David Beirne
                                                -------------------------------
                                              David Beirne
                                              Director

Date: September 29, 2000                      By:     /s/ Lawrence Calcano
                                                -------------------------------
                                              Lawrence Calcano
                                              Director

Date: September 29, 2000                      By:     /s/ Charles R. Lax
                                                -------------------------------
                                              Charles R. Lax
                                              Director

Date: September 29, 2000                      By:     /s/  T. Guy Minetti
                                                -------------------------------
                                              T. Guy Minetti
                                              Director, Vice Chairman

Date: September 29, 2000                      By:     /s/ Kevin J. O'Connor
                                                -------------------------------
                                              Kevin J. O'Connor
                                              Director

Date: September 29, 2000                      By:     /s/ Jeffrey C. Walker
                                                -------------------------------
                                              Jeffrey C. Walker
                                              Director

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of July 2, 2000 and June 27, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 2, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 2, 2000 and June 27, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

Melville, New York
August 16, 2000, except for
     Note 12, Commitments and Contingencies-
     Online Marketing Agreements, as to
     which the date is September 1, 2000

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JULY 2,      JUNE 27,
                                                                                            2000         1999
                                                                                        ------------- ------------
ASSETS
Current assets:
  Cash and equivalents                                                                    $ 111,624     $ 99,183
  Receivables, net                                                                            8,382        9,284
  Inventories                                                                                10,569        7,496
  Prepaid and other                                                                           4,330        3,738
  Deferred tax assets                                                                             -        1,504
                                                                                        ------------- ------------
  Total current assets                                                                      134,905      121,205
Property, plant and equipment at cost, net                                                   40,854       27,525
Capitalized investment in leases                                                                965        1,452
Goodwill and investment in licenses,  net of accumulated amortization of $8,797
    and $3,636 in 2000 and 1999, respectively                                                38,040       25,077
Other assets                                                                                  9,877        7,096
                                                                                        ------------- ------------
Total assets                                                                               $224,641     $182,355
                                                                                        ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                   $  50,937     $ 28,939
  Current maturities of long-term debt and obligations under capital leases                   1,839        6,647
                                                                                        ------------- ------------
  Total current liabilities                                                                  52,776       35,586
Long-term debt and obligations under capital leases                                           9,441       27,457
Deferred tax liabilities                                                                          -          183
Management put liability                                                                          -        6,300
Other liabilities                                                                             3,506        3,826
                                                                                        ------------- ------------
Total liabilities                                                                            65,723       73,352
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued in 2000
     and 1,127,546 shares issued and outstanding in 1999, stated at liquidation value             -      117,573
  Class A common stock, $.01 par value, 200,000,000 shares authorized,  26,362,068
     and 4,100,012 shares issued in 2000 and 1999, respectively                                 264           41
  Class B common stock, $.01 par value, 200,000,000 shares authorized, 43,141,645
     and 45,579,005 shares issued in 2000 and 1999, respectively                                432          456
  Additional paid-in capital                                                                239,475        6,038
  Retained deficit                                                                          (77,357)     (10,527)
  Deferred compensation                                                                        (788)      (1,470)
  Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                        (3,108)      (3,108)
                                                                                        ------------- ------------
  Total stockholders' equity                                                                158,918      109,003
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                                $ 224,641     $182,355
                                                                                        ============= ============



SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEARS ENDED
                                                                    --------------------------------------------
                                                                       JULY 2,       JUNE 27,        JUNE 28,
                                                                        2000           1999            1998
                                                                    -------------- --------------  -------------
Net revenues                                                           $385,250       $295,873        $220,592
Cost of revenues                                                        237,493        179,697         136,966
                                                                    -------------- -----------------------------
Gross profit                                                            147,757        116,176          83,626
Operating expenses:
  Marketing and sales                                                   161,075         92,147          55,417
  Technology and development                                             16,809          8,067           1,794
  General and administrative                                             28,975         15,748          15,832
  Depreciation and amortization                                          16,479          8,385           4,168
                                                                    -------------- -----------------------------
       Total operating expenses                                         223,338        124,347          77,211
                                                                    -------------- -----------------------------
Operating (loss) income                                                 (75,581)        (8,171)          6,415
Other income (expense):
  Interest income                                                         8,645          1,420           1,290
  Interest expense                                                       (1,444)        (2,610)         (1,177)
  Other, net                                                                221              7           1,541
                                                                    -------------- -----------------------------
       Total other income (expense)                                       7,422         (1,183)          1,654
                                                                    -------------- -----------------------------
(Loss) income before income taxes and minority interests                (68,159)        (9,354)          8,069
Benefit (provision) for income taxes                                      1,286          2,715          (3,181)
                                                                    -------------- -----------------------------
(Loss) income before minority interests                                 (66,873)        (6,639)          4,888
Minority interests in operations of consolidated subsidiaries                43           (207)            186
                                                                    -------------- -----------------------------
Net (loss) income                                                       (66,830)        (6,846)          5,074
Redeemable Class C common stock dividends                                     -         (5,215)         (1,608)
                                                                    -------------- -----------------------------
Net (loss) income applicable to common stockholders                    $(66,830)      $(12,061)         $3,466
                                                                    ============== =============================
Net (loss) income per common share applicable to common
   stockholders:
    Basic                                                                $(1.10)        $(0.27)          $0.08
                                                                    ============== =============================
    Diluted                                                              $(1.10)        $(0.27)          $0.07
                                                                    ============== =============================
Shares used in the calculation of net (loss) income per
    common share applicable to common stockholders:
    Basic                                                                60,889         44,035          44,120
                                                                    ============== =============================
    Diluted                                                              60,889         44,035          46,610
                                                                    ============== =============================


SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) YEARS ENDED JULY 2, 2000, JUNE 27, 1999 AND JUNE 28, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 COMMON STOCK
                                                                ---------------------------------------------
                                         PREFERRED STOCK               CLASS A                 CLASS B
                                     -----------------------    ---------------------   ---------------------
                                       SHARES       AMOUNT        SHARES       AMOUNT     SHARES       AMOUNT
                                     ----------    ---------    -----------    ------   -----------    -----
Balance at June 29, 1997                     --    $      --        480,870    $   5    48,849,927     $ 488
Accrual of Redeemable Class C
  common stock dividends                     --           --             --       --             --       --
Purchase of treasury stock                   --           --             --       --             --       --
Comprehensive income:
  Net income                                 --           --             --       --             --       --
  Unrealized gain on marketable
  securities                                 --           --             --       --             --       --
                                                                                                       -----
     Total comprehensive income              --           --             --       --             --       --
                                     ----------    ---------    -----------    -----    -----------    -----
Balance at June 28, 1998                     --           --        480,870        5     48,849,927      488
Accrual of Redeemable Class C
  common stock dividends                     --           --             --       --             --       --
Employee stock options                       --           --             --       --             --       --
Amortization of deferred
  compensation                               --           --             --       --             --       --
Issuance of Series A preferred
  stock                               1,127,546      117,573             --       --             --       --
Issuance of Class A common stock
  in connection with redemption of
  Class C common stock                       --           --        263,452        3             --       --
Issuance of Class B common stock
  in connection with redemption of
  Class C common stock                       --           --             --       --         84,768        1
Conversion of Class B common stock
  into Class A common stock                  --           --      3,836,560       38     (3,836,560)     (38)
Conversion of Class A common stock
  into Class B common stock                  --           --       (480,870)      (5)       480,870        5
Comprehensive loss:
  Net loss                                   --           --             --       --             --       --
  Unrealized loss on marketable
  securities                                 --           --             --       --             --       --
                                                                                                       -----
       Total comprehensive loss              --           --             --       --             --       --
                                     ----------    ---------    -----------    -----    -----------    -----
Balance at June 27, 1999              1,127,546      117,573      4,100,012       41     45,579,005      456
Exercise of stock options and
  warrants                                   --           --      2,431,857       25             --       --
Forfeiture of employee stock
  options                                    --           --             --       --             --       --
Amortization of deferred
  compensation                               --           --             --       --             --       --
Conversion of preferred stock into
  Class A common stock               (1,127,546)    (117,573)    11,275,460      113             --       --
Issuance of common stock in
  connection with Initial Public
  Offering, net of issuance costs
  of $11,236                                 --           --      6,000,000       60             --       --
Conversion of Class B common stock
  into Class A common stock                  --           --      2,437,360       24     (2,437,360)     (24)
Issuance of shares of common stock
  in connection with the
  acquisition of TheGift.com                 --           --        117,379        1             --       --
Comprehensive loss:
   Net loss                                  --           --             --       --             --       --
                                                                                                       -----
   Total comprehensive loss                  --           --             --       --             --       --
                                     ----------    ---------    -----------    -----    -----------    -----
Balance at July 2, 2000                      --    $      --     26,362,068    $ 264     43,141,645    $ 432
                                     ==========    =========    ===========    =====    ===========    =====

                                                ACCUMULATED
                                                   OTHER                                                        TOTAL
                                    ADDITIONAL  COMPREHENSIVE RETAINED                  TREASURY STOCK       STOCKHOLDERS'
                                      PAID-IN      INCOME     EARNINGS   DEFERRED    ---------------------      EQUITY
                                      CAPITAL      (LOSS)    (DEFICIT)  COMPENSATION  SHARES        AMOUNT    (DEFICIT)
                                     ---------      ----      --------    -------    ---------     -------    ---------
Balance at June 29, 1997             $   1,739      $  5      $ (1,932)   $    --    5,191,400     $(2,975)   $  (2,670)
Accrual of Redeemable Class C
  common stock dividends                    --        --        (1,608)        --           --          --       (1,608)
Purchase of treasury stock                  --        --            --         --      141,400        (133)        (133)
Comprehensive income:
  Net income                                --        --         5,074         --           --          --        5,074
  Unrealized gain on marketable
  securities                                --         9            --         --           --          --            9
                                                                                                              ---------
     Total comprehensive income             --        --            --         --           --          --        5,083
                                     ---------      ----      --------    -------    ---------     -------    ---------
Balance at June 28, 1998                 1,739        14         1,534         --    5,332,800      (3,108)         672
Accrual of Redeemable Class C
  common stock dividends                    --        --        (1,584)        --           --          --       (1,584)
Employee stock options                   1,680        --            --     (1,680)          --          --           --
Amortization of deferred
  compensation                              --        --            --        210           --          --          210
Issuance of Series A preferred
  stock                                 (1,008)       --            --         --           --          --      116,565
Issuance of Class A common stock
  in connection with redemption of
  Class C common stock                   2,744        --        (2,747)        --           --          --           --
Issuance of Class B common stock
  in connection with redemption of
  Class C common stock                     883        --          (884)        --           --          --           --
Conversion of Class B common stock
  into Class A common stock                 --        --            --         --           --          --           --
Conversion of Class A common stock
  into Class B common stock                 --        --            --         --           --          --           --
Comprehensive loss:
  Net loss                                  --        --        (6,846)        --           --          --       (6,846)
  Unrealized loss on marketable
  securities                                --       (14)           --         --           --          --          (14)
                                                                                                              ---------
       Total comprehensive loss             --        --            --         --           --          --       (6,860)
                                     ---------      ----      --------    -------    ---------     -------    ---------
Balance at June 27, 1999                 6,038        --       (10,527)    (1,470)   5,332,800     $(3,108)     109,003

Exercise of stock options and
  warrants                                  98        --            --         --           --          --          123
Forfeiture of employee stock
  options                                 (315)       --            --        315           --          --           --
Amortization of deferred
  compensation                              --        --            --        367           --          --          367
Conversion of preferred stock into
  Class A common stock                 117,460        --            --         --           --          --           --
Issuance of common stock in
  connection with Initial Public
  Offering, net of issuance costs
  of $11,236                           114,704        --            --         --           --          --      114,764
Conversion of Class B common stock
  into Class A common stock                 --        --            --         --           --          --           --
Issuance of shares of common stock
  in connection with the
  acquisition of TheGift.com             1,490        --            --         --           --          --        1,491
Comprehensive loss:
   Net loss                                 --        --       (66,830)        --           --          --      (66,830)
                                                                                                              ---------
   Total comprehensive loss                 --        --            --         --           --          --      (66,830)
                                     ---------      ----      --------    -------    ---------     -------    ---------
Balance at July 2, 2000              $ 239,475      $ --      $(77,357)   $  (788)   5,332,800     $(3,108)   $ 158,918
                                     =========      ====      ========    =======    =========     =======    =========

SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED
                                                         ------------------------------------------------
                                                          JULY 2, 2000    JUNE 27, 1999   JUNE 28, 1998
                                                         ---------------  -------------------------------
Operating activities:
Net (loss) income                                           $(66,830)        $ (6,846)       $  5,074
Reconciliation of net (loss) income to net cash (used
  in) provided by operations:
  Depreciation and amortization                               16,479            8,385           4,168
  Deferred income taxes                                        1,321           (1,016)            265
  Management put liability                                     1,451           (1,631)          1,631
  Bad debt expense                                               221              444             383
  Minority interests                                             (43)             207            (186)
  Amortization of deferred compensation                          367              210               -
  Loss on disposal of equipment and other                        560              364             313
  Changes in operating items, excluding the effects of
    acquisitions:
         Receivables                                            (838)          (1,296)         (1,908)
         Inventories                                          (3,574)          (2,525)           (373)
         Prepaid and other                                       166           (2,712)            732
         Accounts payable and accrued expenses                20,663            4,203           1,265
         Other assets                                         (4,699)          (3,787)         (1,821)
         Other liabilities                                       344              715             (43)
                                                         ---------------  --------------- ---------------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (34,412)          (5,285)          9,500

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                           (25,515)               -         (15,206)
Capital expenditures, net of non-cash
  expenditures-$1,445, $3,009 and $561 in 2000, 1999
  and 1998, respectively                                     (21,901)         (11,960)        (10,302)
Purchases of investments                                      (1,000)               -          (4,050)
Proceeds from sales of investments                                15            5,419           3,754
Proceeds from sale of business                                 2,488                -               -
Notes receivable, net                                            222              178             341
                                                         ---------------  -------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                      (45,691)          (6,363)        (25,463)

FINANCING ACTIVITIES:
Redemption of Class C common stock                                 -           (4,347)              -
Proceeds from issuance of preferred stock, net                     -          101,636               -
Proceeds from issuance of common stock, net                  115,899                -               -
Payment of deferred offering costs                                 -           (1,019)              -
Proceeds from bank borrowings                                 21,717           35,402          15,500
Repayment of notes payable and bank borrowings               (43,568)         (28,075)           (326)
Payments of capital lease obligations                         (1,504)          (1,639)         (1,648)
Acquisition of treasury stock                                      -                -            (133)
                                                         ---------------  --------------- ---------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   92,544          101,958          13,393
                                                         ---------------  --------------- ---------------
Net change in cash and equivalents                            12,441           90,310          (2,570)
Cash and equivalents:
  Beginning of year                                           99,183            8,873          11,443
                                                         ---------------  --------------- ---------------
  End of year                                              $ 111,624         $ 99,183        $  8,873
                                                         ===============  ===============================

SUPPLEMENTAL CASH FLOW INFORMATION:

   -Interest paid amounted to $1,457, $2,723 and $879 for the years ended
    July 2, 2000, June 27, 1999 and June 28, 1998, respectively.
   -The Company received tax refunds of approximately $472 for the year ended
    July 2, 2000 and paid income taxes, net of refunds, of approximately
    $400 and $2,930 for the years ended June 27, 1999 and June 28, 1998, respectively.

SEE ACCOMPANYING NOTES.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 2000

NOTE 1. DESCRIPTION OF BUSINESS

1-800-FLOWERS.COM, Inc. ("1-800-FLOWERS.COM") is a leading multi-channel source of thoughtful gift products, offering a wide array of fresh-cut flowers, plants, gift baskets, gourmet foods, and other unique products. Through its wholly-owned subsidiary, The Plow & Hearth, Inc. ("Plow & Hearth"), the Company offers an extensive mix of home and garden merchandise. The Company operates in one business segment, providing its customers with convenient, multi-channel access via the Internet, telephone, catalogs and retail stores.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2000, which ended July 2, 2000 consisted of 53 weeks, while fiscal years 1999 and 1998, which ended on June 27, 1999 and June 28, 1998, respectively, consisted of 52 weeks.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM and its wholly-owned and majority-owned subsidiaries and partnerships (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements and footnotes thereto have been retroactively adjusted for a ten-for-one stock split effected in the form of a stock dividend on July 28, 1999.

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

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the improvements. The useful lives of property, plant and equipment are as follows:

                                                                        LIFE
                                                             ----------------

Building                                                            40 years
Leasehold improvements                                            5-20 years
Furniture, fixtures and equipment (including computer
  equipment, software development costs
  and telecommunication equipment)                                3-10 years


GOODWILL AND LICENSES

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Amortization expense relating to goodwill is amortized on a straight-line basis over periods ranging from 3 to 20 years.

Licenses represent the fair value of franchise agreements acquired in 1-800-FLOWERS.COM's acquisition of Amalgamated Consolidated Enterprises, Inc. and are amortized on a straight-line basis over a 16 year period.

DEFERRED CATALOG COSTS

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash and equivalents, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the stated values at July 2, 2000 and June 27, 1999.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of its holdings of cash and equivalents and accounts receivable. Cash and equivalents are deposited with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies.

INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

Net revenues are generated by online, telephonic and retail fulfillment operations and primarily consist of the selling price of merchandise, net of returns and credits, and include customer service and shipping charges. Net revenues are recognized upon product shipment.

COST OF REVENUES

Cost of revenues consists primarily of florist fulfillment costs (fees paid to wire services that serve as clearinghouses for floral orders, net of rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and the associated costs of inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer operations.

MARKETING AND SALES

Marketing and sales expenses consist primarily of advertising and promotional expenditures, catalog costs, fees paid to strategic online partners, fulfillment (other than costs included in cost of revenues) and customer service center expenses as well as payroll and non-payroll related expenses for those areas engaged in marketing, selling and merchandising activities.

The Company expenses all advertising costs at the time the advertisement is first shown. Advertising expense (including the amortization of catalog costs of $21,839,000, 17,606,000 and $2,604,000 for the years ended July 2, 2000, June
27, 1999 and June 28, 1998, respectively) was $80,538,000, $42,233,000, and
$20,121,000 for the years ended July 2, 2000, June 27, 1999 and June 28, 1998, respectively.

TECHNOLOGY AND DEVELOPMENT

Technology and development expenses consist primarily of expenses incurred by the Company to maintain, monitor and manage the Company's Web site and its associated order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are recognized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As such, if the software is expected to have a useful life beyond one year, development costs are capitalized and amortized over the software's useful life, typically three years. Costs associated with repair, maintenance or the development of Web site content are expensed as incurred as the useful life of such software modifications are less than one year.

STOCK-BASED COMPENSATION

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes that the provision of SAB No. 101 will not impact the Company's revenue recognition policies.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

RECLASSIFICATIONS

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

NOTE 3. ACQUISITIONS AND DISPOSITION

ACQUISITION OF GREATFOOD.COM, INC.

Pursuant to an agreement and plan of reorganization, on November 24, 1999, the Company completed its acquisition of GreatFood.com, Inc. ("GreatFood.com"), an online retailer of specialty and gourmet food products. The purchase price of approximately $18,900,000 was funded with a portion of the net proceeds available from the Company's initial public offering ("IPO"). The acquisition has been accounted for as a purchase and, accordingly, the operating results of GreatFood.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $19,000,000, is being amortized over three years.

ACQUISITION OF THEGIFT.COM, INC.

Pursuant to an agreement and plan of reorganization, on November 12, 1999, the Company completed its acquisition of TheGift.com, Inc. ("TheGift.com"), an online retailer of specialty gift products. The purchase price of approximately $1,500,000 was funded through the issuance of 117,379 shares of the Company's common stock, as determined based upon the average closing price of the Company's common stock for the five days prior to the date of acquisition. The acquisition has been accounted for as a purchase and, accordingly, the operating results of TheGift.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $1,700,000, is being amortized over three years.

DISPOSITION OF FLORAL WORKS, INC.

On January 12, 2000, the Company completed the sale of its Floral Works, Inc. ("Floral Works") subsidiary to a private investment firm, Eaglestone Partners, and the management of Floral Works. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


$3,100,000 approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture.

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of GreatFood.com, TheGift.com, Plow & Hearth and the sale of Floral Works had taken place at the beginning of fiscal year 1998. The following unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions of GreatFood.com, TheGift.com, Plow & Hearth and the sale of Floral Works taken place at the beginning of the periods presented.


                                                                                        YEARS ENDED
                                                                       ---------------------------------------------
                                                                       JULY 2, 2000   JUNE 27, 1999   JUNE 28, 1998
                                                                       -------------- ------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (*)                                                          $ 378,565      $ 284,854      $244,854

Loss from operations                                                      $ (86,478)     $ (19,116)      $(1,632)

Net loss applicable to common stockholders                                $ (77,418)     $ (22,720)      $(4,808)

Net loss per common share                                                 $   (1.27)     $   (0.52)      $ (0.11)


(*) Pre-acquisition net revenues for GreatFood.com and TheGift.com were not material to the Company's results of operations.


ACQUISITION OF THE PLOW & HEARTH, INC.

In April 1998, 1-800-FLOWERS.COM acquired 88% of the issued and outstanding shares of common stock (70% of the fully diluted equity due to the existence of outstanding management stock options) of Plow & Hearth, a home and garden catalog company located in Madison, Virginia. The purchase price was $16,100,000, exclusive of the management put liability described below. Pursuant to the terms of the Plow & Hearth stockholders' agreement between the Company, Plow & Hearth and Plow & Hearth management shareholders, upon completion of the Company's IPO on August 6, 1999, the Company acquired, for cash of approximately $7,900,000, net of Plow & Hearth stock option exercise proceeds of approximately $500,000, all of the remaining outstanding shares of common stock and stock options from the minority stockholders of Plow & Hearth, thereby satisfying its obligation under the management put liability initially established under the terms of the 1998 agreement.

In accordance with the 1998 agreement, as amended, and the terms of the management put liability, each management shareholder and option holder had the right to cause Plow & Hearth to purchase its remaining minority equity interest, comprised of outstanding common stock and stock options, at a price contingent upon the operating profits of Plow & Hearth. Accordingly, the Company recorded a liability of $6,300,000, based on the value of such equity at the date of acquisition. In accordance with the valuation formula defined in the agreement, the liability was subsequently increased to $8,700,000 at June 28, 1998 and reduced to $6,300,000 at June 27, 1999. This resulted in a charge and subsequent reduction of general and administrative expenses of approximately $1,600,000 for the years ended June 28, 1998 and June 27, 1999, respectively, reflecting the change in value of the option holders' interest in Plow & Hearth, with the remaining adjustment of $800,000 increasing and subsequently reducing goodwill, reflecting the change in value of the minority holder's interest in Plow & Hearth. As of August 6, 1999, the Company's obligation under the management put liability increased to $7,900,000 based upon the valuation formula contained in the agreement. Accordingly, the $1,600,000 incremental

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


funding required to satisfy the management put liability was recorded in the Company's fiscal year 2000 first quarter ended September 26, 1999 as general and administrative expense and goodwill in the amounts of $1,500,000 and $100,000, respectively.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired of $18,900,000 has been recorded as goodwill and is being amortized over 20 years.

Concurrently with the acquisition of Plow & Hearth, the Company also acquired Plow & Hearth LP which owns the land and distribution center/office facility operated by Plow & Hearth. The $800,000 purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The purchase price approximates the estimated fair values of the net assets acquired, including the assumption of a $2,400,000 construction loan.

MINORITY OWNERSHIP INTEREST IN AMERICAN FLORAL SERVICES, INC.

The Company owns a minority investment in American Floral Services, Inc. ("AFS"), a floral wire service, in the form of Class A common stock and 15% preferred stock. In fiscal year 1998, AFS repurchased, on a pro-rata basis, a portion of its then outstanding shares of Class A common stock. Accordingly, the Company recorded a gain on its investment in AFS of approximately $1,545,000, which was received and recorded as other income during the year ended June 28, 1998. In addition, during the years ended July 2, 2000, June 27, 1999 and June 28, 1998, the Company recorded $122,000, $123,000 and $123,000, respectively, of other income representing the accrual of cumulative preferred stock dividends.

NOTE 4. REDEPLOYMENT CHARGE

In June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2,100,000. The principal actions of the charge include the closure of certain retail stores in connection with the Company's strategic redeployment of its retail network of direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing call volume requirements, while reducing costs per call. The redeployment will be completed in phases during fiscal year 2001. The major components of the redeployment charge include the estimated unrecoverable book value of abandoned fixtures, equipment and leasehold improvements in the amount of approximately $1,100,000 (charged to depreciation and amortization), and the estimated provision for the present value of future lease obligations and related facility shut down costs in the amount of approximately $1,000,000 (charged to marketing and sales expense).

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

                                                                       JULY 2, 2000   JUNE 27, 1999
                                                                       -------------- --------------
                                                                                (IN THOUSANDS)
Computer equipment                                                         $ 23,085       $  15,547
Software development costs                                                   17,222           7,767
Telecommunication equipment                                                   5,798           4,285
Leasehold improvements                                                        8,608           6,363
Building and building improvements                                            6,421           5,745
Equipment                                                                     3,427           2,616
Furniture and fixtures                                                        2,684           2,373
Land                                                                            396             389
                                                                     --------------  --------------
                                                                             67,641          45,085
Accumulated depreciation and amortization                                    26,787          17,560
                                                                     --------------  --------------
                                                                           $ 40,854       $  27,525
                                                                      =============  ==============

NOTE 6. LONG-TERM DEBT


                                                                       JULY 2, 2000   JUNE 27, 1999
                                                                       -------------- --------------
                                                                                (IN THOUSANDS)
Bank term loan and revolving credit line (1)                                 $   --         $21,000
Commercial notes and revolving credit line (2-5)                              6,431           4,675
Seller financed acquisition obligations (6-7)                                   295           3,351
Obligations under capital leases (See Note 12)                                4,554           5,078
                                                                       -------------- --------------
                                                                             11,280          34,104
Less current maturities of long-term debt and obligations under
  capital leases                                                              1,839           6,647
                                                                       -------------- --------------
                                                                             $9,441         $27,457
                                                                       ============== ==============

-----------

(1) In connection with the completion of its IPO in August 1999, the Company repaid $21,000,000 of bank borrowings, representing all amounts outstanding under a term loan and revolving credit line.

The following notes and credit lines relate to obligations arising from, and collateralized by, the construction and operation of the Company's warehousing/distribution facility in Madison, Virginia:

(2) $5,700,000 revolving credit line dated December 13, 1999, renewable annually, (none outstanding at July 2, 2000 and June 27, 1999) bearing interest equal to the monthly LIBOR Index plus 1.75% per annum (8.40% at July 2, 2000).

(3)      $2,400,000 note dated June 13, 1997 ($2,181,000 outstanding at July 2,
         2000), bearing interest at 8.19% per annum. The note is payable in 203 equal monthly installments of principal and interest commencing July 13, 1997.

(4)      $1,460,000 note dated July 1, 1998 ($1,353,000 outstanding at July 2,
         2000), bearing interest

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         equal to the monthly Treasury Bill rate plus 2.1% per annum (6.45% at July 2, 2000). The note is payable in 180 equal monthly installments of principal and interest commencing November 1, 1998.

(5)      $2,980,000 note dated May 12, 1999 ($2,897,000 outstanding at July 2,
         2000), bearing interest at 7.61% per annum. The note is payable in 180 equal monthly installments of principal and interest commencing in October 15, 1994.

The following notes relate to seller-financed acquisition obligations, all of which have been collateralized by either the stock or assets of various subsidiaries of the Company. Seller financed acquisition obligations associated with the Company's franchise operations were repaid in November 1999 using a portion of the proceeds of the Company's IPO, while obligations associated with the Company's acquisition of its Floral Works subsidiary were assumed by the purchaser upon the Company's divestiture of this subsidiary in January 2000:

(6) $275,000 promissory note dated November 1, 1994 ($146,000 outstanding at July 2, 2000), bearing interest at 8% per annum. The note is payable in 120 equal monthly installments of principal and interest commencing December 1, 1994.

(7) $160,000 non-interest bearing promissory note dated September 30, 1999 ($149,000 outstanding at July 2, 2000). The note is payable in 8 monthly installments of commencing August 31, 2001.

As of July 2, 2000, long-term debt maturities, excluding amounts relating to capital leases, are as follows (in thousands):

                                       Debt
     Year                            Maturities
     ----                           --------------

     2001                                    $309
     2002                                     345
     2003                                     370
     2004                                     398
     2005                                     404
     Thereafter                             4,900
                                    --------------

                                           $6,726
                                    ==============

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.  INCOME TAXES

Significant components of the benefit (provision) for income taxes are as follows:

                                                                        YEARS ENDED
                                                        --------------------------------------------
                                                        JULY 2, 2000   JUNE 27, 1999    JUNE 28,1998
                                                        -------------- -----------------------------
                                                                       (IN THOUSANDS)
Current:
  Federal                                                   $2,607         $1,699         $(2,039)
  State and local                                                -              -            (877)
                                                        -------------- -----------------------------
                                                             2,607          1,699          (2,916)
Deferred                                                    (1,321)         1,016            (265)
                                                        -------------- -----------------------------
                                                            $1,286         $2,715         $(3,181)
                                                        ============== =============================


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit (expense) is as follows:

                                                                        YEARS ENDED
                                                        --------------------------------------------
                                                        JULY 2, 2000   JUNE 27, 1999  JUNE 28, 1998
                                                        -------------  -----------------------------
Tax at U.S. statutory rates                                 34.0%           34.0%          (34.0)%
State income taxes, net of federal tax benefit               3.9             4.3            (7.5)
Nondeductible goodwill amortization                         (2.6)           (4.8)           (2.1)
Dividends received deduction                                 -               0.2             4.4
Change in deferred tax asset valuation                     (32.0)           (2.8)            -
Other                                                       (1.4)           (1.9)           (0.2)
                                                        -------------  -----------------------------
                                                             1.9%           29.0%          (39.4)%
                                                        =============  =============================

The significant components of the Company's deferred tax assets (liabilities) are as follows:


                                                        July 2, 2000    June 27, 1999   June 28, 1998
                                                        --------------  --------------  --------------
Deferred tax assets:
  Net operating loss carryforwards                         $ 20,909        $    260        $      -
  Accrued expenses and reserves                               3,086           1,504           1,637
  Valuation allowance                                       (22,098)           (260)              -
Deferred tax liabilities:
  Installment sales                                             (70)           (147)           (157)
  Tax in excess of book depreciation                         (1,827)            (36)         (1,175)
                                                        --------------  --------------  --------------
Net deferred tax assets                                    $      -        $  1,321        $    305
                                                        ==============  ==============  ==============

At July 2, 2000, the Company's U.S. federal and state net operating loss carryforwards for income tax purposes were approximately $52,300,000. If not utilized, these net operating loss carryforwards will begin to expire in fiscal year 2020.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8. CAPITAL STOCK TRANSACTIONS

INITIAL PUBLIC OFFERING

On August 6, 1999, the Company closed its IPO of its Class A common stock, issuing 6,000,000 shares at a price of $21.00 per share. The Company raised proceeds of approximately $114,800,000, net of underwriting discounts, commissions and other offering costs of approximately $11,200,000.

In anticipation of its IPO, the Company amended and restated its certificate of incorporation on July 7, 1999 to provide that all previously outstanding shares of Class A common stock, of which the holders were entitled to one vote per share, and Class B common stock, which contained no voting rights, convert into a new series of Class B common stock entitled to 10 votes per share. Additionally, a new series of Class A common stock was established that entitles the holders to one vote per share. Each share of new Class B common stock shall automatically convert into one share of new Class A common stock upon transfer, with limited exceptions, and at the option of the holder.

PREFERRED STOCK AND CLASS C COMMON STOCK CONVERSION

On May 20, 1999, the Company completed a private placement of 984,493 shares of preferred stock, yielding net proceeds of $101,600,000. In connection with this private placement, and pursuant to the terms of its 1995 investment agreement with the Company's venture capital partner, the Company redeemed the Class C common stock held by the venture capital partner for approximately $14,900,000 and issued to it 263,452 shares of Class A common stock. The venture capital partner used the redemption proceeds to purchase 143,053 shares of the Company's preferred stock. Concurrent with the completion of the private placement, the Company redeemed 84,768 shares of Class C common stock owned by its Chief Executive Officer for $4,300,000 and issued him 84,768 shares of Class B common stock. During the fiscal year ended June 27, 1999, the Company recorded a dividend in the amount of $5,200,000 as a result of the issuances of common stock in exchange for the redemption of all of the outstanding Class C common stock, as well as for the accrual of the 10% cumulative dividend on the Class C common stock through the date of redemption.

In accordance with the preferred stock purchase agreement, and effective with the Company's IPO, each issued and outstanding share of preferred stock was converted into ten shares of Class A common stock, resulting in the issuance of 11,275,460 shares of Class A common stock.

EXERCISE OF CLASS A COMMON STOCK WARRANT

On February 22, 2000, the Company issued 2,370,607 shares of Class A common stock, upon the exercise, for a nominal price per share, of a warrant issued to the aforementioned venture capital partner pursuant to the terms of its 1995 investment agreement.

NOTE 9. STOCK OPTION PLAN

In January 1997, the Company's board of directors approved 1-800-FLOWERS.COM's 1997 Stock Option Plan which authorized the granting to key employees, officers, directors and consultants of the Company options to purchase an aggregate of 5,985,440 shares of 1-800-FLOWERS.COM's Class B common stock. On July 7, 1999, the 1-800-FLOWERS.COM, Inc., 1999 Stock Incentive Plan was adopted by the Company's board of directors and approved by its stockholders. Pursuant to the terms of the plan, 9,900,000 shares of Class A common stock have been authorized for issuance, inclusive of any unissued

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


shares from the 1997 Stock Option Plan. The shares reserved will automatically increase on the first trading day in January of each calendar year, beginning January 2, 2000, by an amount equal to 3% (1,849,000 shares) of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares. The components of the plan include a discretionary option grant program, an automatic option grant program, a stock issuance program, and a salary investment option grant program.

Options granted under the plans may be either incentive stock options or non-qualified stock options. The exercise price of an option shall be determined by the Company's board of directors or compensation committee of the board at the time of grant, provided, however, that in the case of an incentive stock option the exercise price may not be less than 100% of the fair market value of such stock at the time of the grant, or less than 110% of such fair market value in the case of options granted to a 10% owner of the Company's stock. The vesting and expiration periods of options issued under the stock option plan are determined by the Company's board of directors or compensation committee as set forth in the applicable option agreement, provided that the expiration date shall not be later than ten years from the date of grant.

In January 1999, the Company issued stock options to employees to purchase 200,000 shares of common stock at $2.00 per share, which was considered to be the fair value of the common stock at that time. Such options vested at the rate of 25% per year on the anniversary of the grant date. Soon thereafter, the Company entered into discussions with an investor to purchase shares of common stock at $10.43 per share. Accordingly, for accounting purposes, the Company used such per share value to record a deferred compensation charge of $1,680,000 associated with the January 1999 option grants, of which $367,000 and $210,000 was amortized during the years ended July 2, 2000 and June 27, 1999, respectively.

The following table summarizes activity in stock options:


                                                        Years ended
                         -------------------------------------------------------------------------
                              July 2, 2000            June 27, 1999            June 28, 1998
                         ---------------------- --------------------------------------------------
                                      Weighted                  Weighted                Weighted
                            Shares     Average     Shares       Average     Shares       Average
                            Under     Exercise      Under      Exercise     Under       Exercise
                            Option      Price      Option        Price      Option        Price
                         ----------- ---------- ------------  ----------------------  ------------
Balance, beginning of
  year                     1,237,500    $1.73        525,500       $1.36     427,750      $1.30
Grants                     5,099,550   $10.57        712,000       $2.00     102,500      $1.61
Exercises                    (61,250)   $2.00              -        -              -       -
Forfeitures                 (487,629)  $13.38              -        -         (4,750)     $1.18
                          -----------            ------------                -------
Balance, end of year       5,788,171    $8.53      1,237,500       $1.73     525,500      $1.36
                          ===========            ============                =======
Weighted-average fair
  value of options
  issued during the year                $6.33                      $0.90                  $0.73


                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table summarizes information about stock options outstanding at July 2, 2000:


                                                                  WEIGHTED-          WEIGHTED-
                                                                   AVERAGE            AVERAGE
                                  OPTIONS        OPTIONS          REMAINING          EXERCISE
EXERCISE PRICE                  OUTSTANDING    EXERCISABLE    CONTRACTUAL LIFE         PRICE
--------------                  -----------    -----------    ----------------      -----------
$ 1.30- 1.61                         525,500        389,650        6.8 years           $1.36
  2.00- 2.00                         598,250        411,186        8.1 years           $2.00
  4.50- 4.50                       2,402,300              -        9.8 years           $4.50
  6.81- 7.88                          45,000              -        9.7 years           $7.40
 10.75-16.00                       1,336,471         50,000        9.4 years          $13.34
 16.43-21.00                         880,650              -        9.1 years          $21.00
                                -------------  -------------
                                   5,788,171        850,836                            $8.53
                                =============  =============

At July 2, 2000, the Company has reserved approximately 12,925,000 shares of common stock for issuance under common stock option plans.

FAIR VALUE DISCLOSURES

Pro forma information regarding net (loss) income is required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, which also requires that the information be determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the minimum value option pricing model prior to the Company's IPO, and the Black-Scholes option pricing model thereafter, with the following assumptions: risk free interest rate of 6%; no dividend yield; 70%, 0% and 0% volatility in 2000, 1999 and 1998, respectively, and a weighted-average expected life of the options of 5 years at date of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma financial information is as follows:


                                                                  YEARS ENDED
                                                 ---------------------------------------------
                                                 JULY 2, 2000    JUNE 27, 1999  JUNE 28, 1998
                                                 --------------  -------------- --------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income applicable to common
stockholders:
  As reported                                      $(66,830)       $(12,061)        $3,466
  Pro forma                                         (71,766)        (12,501)         3,438
Basic (loss) income per share applicable to
common stockholders:
  As reported                                       $ (1.10)         $(0.27)         $0.08
  Pro forma                                           (1.18)          (0.28)          0.08
Diluted (loss) income per share applicable to
common stockholders:
  As reported                                       $ (1.10)         $(0.27)         $0.07
  Pro forma                                           (1.18)          (0.28)          0.07

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10. PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contribution based upon years of service. The Company made contributions of $149,000, $87,000 and $92,000 for the years ended July 2, 2000, June 27, 1999 and June 28, 1998, respectively.

NOTE 11. BASIC AND DILUTED (LOSS) INCOME PER SHARE

The following sets forth the data used in the computation of basic and diluted
(loss) earnings per common share:


                                                                        YEARS ENDED
                                                           --------------------------------------
                                                             JULY 2,     JUNE 27,     JUNE 28,
                                                              2000          1999         1998
                                                           ------------  -----------  -----------
                                                                      (IN THOUSANDS)
Numerator:
   Net (loss) income                                         $(66,830)     $ (6,846)     $ 5,074
   Redeemable Class C common stock dividends                        -        (5,215)      (1,608)
                                                           ------------  ------------------------
   Net (loss) income applicable to common
     stockholders                                            $(66,830)     $(12,061)      $3,466
                                                           ============  ========================
Denominator:
   Denominator for basic (loss) income per
     share-weighted average common shares
     outstanding                                               60,889        44,035       44,120
Effect of dilutive securities:
   Employee stock options                                           -             -          120
   Warrants                                                         -             -        2,370
                                                           ------------  ------------------------
   Dilutive potential common shares                                 -             -        2,490
                                                           ------------  ------------------------
   Denominator for diluted (loss) income per
     share-weighted average common shares
     outstanding and assumed conversions                       60,889        44,035       46,610
                                                           ============  ========================


During the years ended July 2, 2000 and June 27, 1999, 1,127,546 shares of convertible preferred stock were excluded from the diluted loss per share computation until their associated conversion in August 1999, as their effect would have been antidilutive. During the years ended July 2, 2000 and June 27, 1999, options and warrants (prior to their exercise in February 2000) to purchase 2,060,000 and 3,322,000 shares, respectively of common stock (using the treasury method) were excluded from the diluted loss per share computation, as their effect would be antidilutive. During the years ended June 27, 1999 and June 28, 1998, 348,220 shares of common stock issued upon the conversion of Class C common stock were excluded from the diluted loss per share computation until their associated conversion/redemption in May 1999, as their inclusion would have been antidilutive.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company currently leases office, store facilities, and equipment under various operating leases through fiscal 2009. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis.

The Company leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $11,489,000 and $10,124,000 at July 2, 2000 and June 27, 1999, respectively, and accumulated amortization of $8,245,000 and $6,897,000, respectively. In addition, the Company subleases land and buildings (which are leased from third parties) to certain of its franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

As of July 2, 2000, future minimum payments under non-cancelable capital lease obligations, lease receipts due from franchisees (shown as Capitalized Investment in Leases) and operating leases with initial terms of one year or more consist of the following:

                                                               OBLIGATIONS
                                                                  UNDER      CAPITALIZED
                                                                 CAPITAL     INVESTMENT     OPERATING
                                                                 LEASES       IN LEASES      LEASES
                                                               ------------  ------------  ------------
                                                                           (IN THOUSANDS)
  2001                                                            $ 1,852         $ 346        $ 4,772
  2002                                                              1,574           273          4,564
  2003                                                              1,052           163          4,157
  2004                                                                459           119          3,633
  2005                                                                186            53          3,039
  Thereafter                                                           69            69          2,837
                                                               ------------  ------------  ------------
  Total minimum lease payments                                      5,192         1,023        $23,002
                                                                                           ============
  Less amounts representing interest                                 (638)          (58)
                                                               ------------  ------------
  Present value of net minimum lease payments                      $4,554          $965
                                                               ============  ============

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At July 2, 2000, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:


                                            Sublease       Sublease
                                             Income         Expense
                                            ---------      ---------
                                                 (in thousands)

  2001                                       $  2,928       $  2,908
  2002                                          2,296          2,283
  2003                                          1,925          1,915
  2004                                          1,672          1,664
  2005                                          1,328          1,322
  Thereafter                                    3,892          3,853
                                            ---------      ---------
                                             $ 14,041       $ 13,945
                                            =========      =========



In addition to the above, the Company has agreed to provide rent guarantees for leases entered into by certain franchisees with third party landlords. At July 2, 2000, the aggregate minimum rent due by franchisees guaranteed by the Company during the seven year period ending in fiscal year 2007 was approximately $420,000.

Rent expense was approximately $10,157,000, $7,692,000 and $5,637,000 for the years ended July 2, 2000, June 27, 1999 and June 28, 1998, respectively.

ONLINE MARKETING AGREEMENTS

The Company has commitments under exclusive online marketing agreements with various portal partners. Such online marketing costs are capitalized and amortized on a straight-line basis over the term of the agreements. The Company has a long-term commitment with America Online, Inc. ("AOL"), whereby the Company is required to pay a minimum of $42,000,000 over a fifty-month period commencing July 1, 1999. Through July 2, 2000, the Company paid $12,600,000 pursuant to the agreement.

On September 1, 2000, the Company entered into a new five year $22,100,000 interactive marketing agreement with AOL that effectively extends and enhances the terms of the July 1, 1999 agreement for an additional two years, through August 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City and ICQ and receive increased promotions across several AOL properties. As a result of the termination of the previous agreement, the Company will record a one-time charge of approximately $7,300,000 in its fiscal year 2001 first quarter to write-off amounts previously owed, paid and unamortized under the old agreement.

LITIGATION

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                             1-800-FLOWERS.COM, INC.

                 Schedule II - Valuation and Qualifying Accounts

                                                                  Additions
                                                       --------------------------------
Description                             Balance at      Charged to        Charged to                           Balance at
                                         Beginning        Costs        Other Accounts-       Deductions-         End of
                                         of Period     and Expenses        Describe           Describe           Period
                                       --------------  -------------  -----------------  ------------------ ---------------
Year ended July 2, 2000:
 Reserves and allowances deducted
  from asset accounts:
 Reserve for estimated doubtful
  accounts-accounts receivable           $1,182,000       $221,000       $           -      $ (731,000)(a)   $   672,000
 Reserve for estimated doubtful
  accounts-notes receivable                 300,000              -                  -          (46,000)(a)       254,000
 Valuation allowance on deferred tax
     assets                                 260,000              -        21,838,000(b)            -          22,098,000
                                       --------------  -------------  -----------------  ------------------ ---------------
                                         $1,742,000       $221,000       $21,838,000        $ (777,000)      $23,024,000
                                       ==============  =============  =================  ================== ===============
Year ended June 27,1999:
 Reserves and allowances deducted
  from asset accounts:
 Reserve for estimated doubtful
  accounts-accounts receivable           $  784,000       $444,000        $        -        $  (46,000)(a)   $ 1,182,000
 Reserve for estimated doubtful
  accounts-notes receivable                 593,000              -                 -          (293,000)(a)       300,000
 Valuation allowance on deferred tax
     assets                                       -              -           260,000(b)              -           260,000
                                       --------------  -------------  -----------------  ------------------ ---------------
                                         $1,377,000       $444,000        $  260,000        $ (339,000)      $ 1,742,000
                                       ==============  =============  =================  ================== ===============
Year ended June 28,1998:
 Reserves and allowances deducted
  from asset accounts:
 Reserve for estimated doubtful
  accounts-accounts receivable           $  509,000       $213,000        $   62,000(c)     $        -       $   784,000
 Reserve for estimated doubtful
  accounts-notes receivable                 423,000        170,000                 -                 -           593,000
                                       --------------  -------------  -----------------  ------------------ ---------------


                                         $  932,000       $383,000        $   62,000        $        -       $ 1,377,000
                                       ==============  =============  =================  ================== ===============

-----------------------------------

(a) Reduction in allowance due to write-off of accounts/notes receivable balances.
(b)      Record a valuation allowance for deferred tax assets.
(c)      Increase in reserve due to acquisition of Plow & Hearth.