Form 10-Q
period 2000-10-01
1 800 FLOWERS COM INC
filed 2000-11-15
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 2000


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

                                   26,392,178
                                   ----------
  (Number of shares of Class A common stock outstanding as of November 9, 2000)


                                   37,794,985
                                   ----------
  (Number of shares of Class B common stock outstanding as of November 9, 2000)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                   FOR THE THREE MONTHS ENDED OCTOBER 1, 2000

                                      INDEX
                                                                          Page
                                                                          ----
Part I.    Financial Information

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets-October 1, 2000 (unaudited) and
           July 2, 2000                                                     1

           Consolidated Statements of Operations (unaudited)-
           Three Months Ended October 1, 2000 and
           September 26, 1999                                               2

           Consolidated  Statements of Cash Flows (unaudited)-
           Three Months Ended October 1, 2000 and September 26, 1999        3

           Notes to Consolidated Financial Statements (unaudited)           4


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18


Part II.   Other Information

 Item 1.   Legal Proceedings                                               19

 Item 2.   Changes in Securities and Use of Proceeds                       19

 Item 3.   Defaults Upon Senior Securities                                 19

 Item 4.   Submission of Matters to a Vote of Security Holders             19

 Item 5.   Other Information                                               19

 Item 6.   Exhibits and Reports on Form 8-K                                19

Signatures                                                                 20

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                   October 1,       July 2,
                                                      2000           2000
                                                  --------------------------
                                                  (unaudited)

 Assets
 Current assets:
   Cash and equivalents                                $ 97,482    $111,624
   Receivables, net                                       8,765       8,382
   Inventories                                           15,040      10,569
   Prepaid and other                                      4,605       4,330
                                                     -------------------------
        Total current assets                            125,892     134,905

 Property, plant and equipment at cost, net              41,157      40,854
 Capitalized investment in leases                           900         965
 Goodwill and investment in licenses, net of             35,871      38,040
   accumulated amortization
 Other assets                                             7,629       9,877
                                                     -------------------------
 Total assets                                          $211,449    $224,641
                                                     =========================
 Liabilities and stockholders' equity
 Current Liabilities:
   Accounts payable and accrued expenses               $ 52,994    $ 50,937
   Current maturities of long-term debt and
   obligations under capital leases                       7,654       1,839
                                                     -------------------------
        Total current liabilities                        60,648      52,776
 Long-term debt and obligations under capital leases     10,916       9,441
 Other liabilities                                        3,599       3,506
                                                     -------------------------
 Total liabilities                                       75,163      65,723
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $.01 par value,  10,000,000
     shares authorized, none issued                           -           -
   Class A common stock, $.01 par value, 200,000,000
     shares authorized,  26,415,448 and 26,362,068
     shares issued at October 1, 2000 and July 2,
     2000, respectively                                     264         264
   Class B common stock, $.01 par value, 200,000,000
     shares authorized, 43,103,265 and 43,141,645
     shares issued at October 1, 2000 and July 2,
     2000, respectively                                     431         432
   Additional paid-in capital                           238,557     239,475
   Retained deficit                                     (99,858)    (77,357)
   Deferred compensation                                      -        (788)
   Treasury stock, at cost-52,800 Class A and
     5,280,000 Class B shares                            (3,108)     (3,108)
                                                     -------------------------
        Total stockholders' equity                      136,286     158,918
                                                     -------------------------
 Total liabilities and stockholders' equity            $211,449    $224,641
                                                     =========================

 See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                        Three Months Ended
                                                  -----------------------------
                                                  October 1,      September 26,
                                                     2000            1999
                                                  -----------------------------
                                                          (unaudited)

Net revenues                                          $72,516       $57,530
Cost of revenues                                       45,091        36,527
                                                  -----------------------------
Gross profit                                           27,425        21,003
Operating expenses:
  Marketing and sales                                  34,528        25,817
  Technology and development                            4,626         4,069
  General and administrative                            7,395         7,927
  Depreciation and amortization                         5,041         2,293
                                                  ------------------------------
       Total operating expenses                        51,590        40,106
                                                  ------------------------------
Operating loss                                        (24,165)      (19,103)
Other income (expense):
  Interest income                                       1,898         2,027
  Interest expense                                       (322)         (497)
  Other, net                                               88            50
                                                  ------------------------------
       Total other income (expense)                     1,664         1,580
                                                  ------------------------------
Loss before income taxes and minority interests       (22,501)      (17,523)
Benefit from income taxes                                   -           350
                                                  ------------------------------
Loss before minority interests                        (22,501)      (17,173)
Minority interests in operations of consolidated
  subsidiaries                                              -            29
                                                  ------------------------------
Net loss                                             $(22,501)     $(17,144)
                                                  ==============================
Basic and diluted net loss per common share            $(0.35)       $(0.31)
                                                  ==============================
Shares used in the calculation of basic and
  diluted net loss per
  common share                                         64,184        54,787
                                                  ==============================

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                       Three Months Ended
                                                ------------------------------
                                                  October 1,   September 26,
                                                     2000           1999
                                                ------------------------------
                                                         (unaudited)

 Operating activities:
 Net loss                                          $(22,501)      $(17,144)
 Reconciliation of net loss to net cash used
   in operations:
   Depreciation and amortization                      5,041          2,293
   Deferred income taxes                                  -            465
   Management put liability                               -          1,451
   Bad debt expense                                       6            157
   Minority interests                                     -            (29)
   Amortization of deferred compensation               (157)           105
   Other non-cash charges                                 -             39
   Changes in operating items, excluding the
   effects of acquisitions:
        Receivables                                    (389)           321
        Inventories                                  (4,471)        (2,580)
        Prepaid and other                              (275)          (751)
        Accounts payable and accrued expenses         2,057         11,785
        Other assets                                  2,281         (7,219)
        Other liabilities                                93            363
                                                ------------------------------
   Net cash used in operating activities            (18,315)       (10,744)

 Investing activities:
 Acquisitions, net of cash acquired                       -         (7,902)
 Capital expenditures, net of non-cash
   expenditures                                      (3,091)        (5,829)
 Notes receivable, net                                  (31)           117
                                                ------------------------------
   Net cash used in investing activities             (3,122)       (13,614)

 Financing activities:
 Proceeds from issuance of common stock, net             25        115,847
 Proceeds from bank borrowings                       12,965          8,742
 Repayment of notes payable and bank borrowings      (5,270)       (24,832)
 Payment of capital lease obligations                  (425)          (377)
                                                ------------------------------
   Net cash provided by financing activities          7,295         99,380
                                                ------------------------------
 Net change in cash and equivalents                 (14,142)        75,022
 Cash and equivalents:
   Beginning of period                              111,624         99,183
                                                ------------------------------
   End of period                                   $ 97,482       $174,205
                                                ==============================

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended October 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000. The consolidated balance sheet at July 2, 2000 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Loss

For the three months ended October 1, 2000 and September 26, 1999, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Adoption of the provisions of SAB No. 101 did not have a material impact on the Company's revenue recognition policies.


In June 1998, the Financial Accounting Standards Board issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company's adoption of the new Statement did not impact earnings or the consolidated financial position of the Company.


Note 2 - Acquisitions and Disposition

Acquisition of GreatFood.com, Inc.

Pursuant to an agreement and plan of reorganization, on November 24, 1999, the Company completed its acquisition of GreatFood.com, Inc. ("GreatFood.com"), an online retailer of specialty and gourmet food products. The purchase price of approximately $18.9 million was funded with a portion of the net proceeds available from the Company's initial public offering ("IPO"). The acquisition has been accounted for as a purchase and, accordingly, the operating results of GreatFood.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $19.0 million, is being amortized over three years.

Acquisition of TheGift.com, Inc.

Pursuant to an agreement and plan of reorganization, on November 12, 1999, the Company completed its acquisition of TheGift.com, Inc. ("TheGift.com"), an online retailer of specialty gift products. The purchase price of approximately

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

 $1.5 million was funded through the issuance of 117,379 shares of the Company's common stock, as determined based upon the average closing price of the Company's common stock for the five days prior to the date of acquisition. The acquisition has been accounted for as a purchase and, accordingly, the operating results of TheGift.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $1.7 million, is being amortized over three years.

 Disposition of Floral Works, Inc.

 On January 12, 2000, the Company completed the sale of its Floral Works, Inc. ("Floral Works") subsidiary to a private investment firm, and the management of Floral Works. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of $3.1 million approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture.

 The following unaudited pro forma combined financial information has been prepared as if the acquisitions of GreatFood.com and TheGift.com and the disposition of Floral Works had taken place at the beginning of fiscal year
 2000. The following unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions of GreatFood.com and TheGift.com and the disposition of Floral Works taken place at the beginning of the periods presented.


                                               Three Months Ended
                                    ---------------------------------------
                                          October 1,      September 26,
                                            2000            1999
                                    ---------------------------------------
                                     (in thousands, except per share date)

Net revenues (*)                           $72,516          $54,746

Loss from operations                       (24,165)         (23,282)

Net loss                                   (22,501)         (21,272)

Net loss per common share                   $(0.35)          $(0.39)

(*) Pre-acquisition net revenues for GreatFood.com and TheGift.com were not material to the Company's results of operations.

Acquisition of Minority Interest in The Plow & Hearth, Inc.

Pursuant to the terms of the Plow & Hearth stockholders' agreement between 1-800-FLOWERS.COM, Inc., its subsidiary, The Plow & Hearth, Inc. ("Plow & Hearth") and Plow & Hearth management shareholders, upon completion of the Company's IPO in August 1999, the Company satisfied its obligation under the Plow & Hearth management put liability when it acquired the remaining outstanding shares of common stock and stock options from the minority shareholders of Plow & Hearth for cash of approximately $7.9 million, net of Plow & Hearth stock option exercise proceeds of approximately $0.5 million. Accordingly, the incremental amount of funding required to satisfy the management put liability, which was $6.3 million at June 27, 1999, was recorded in the Company's fiscal 2000 quarter ended September 26, 1999 as general and administrative expense and goodwill in the amounts of $1.5 million and $0.1 million, respectively.


Note 3 - Redeployment Charge

In June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2.1 million. The principal actions of the charge relate to the Company's plan to close certain retail stores in connection with its strategic redeployment of its retail network as direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing call volume requirements while reducing costs per call. The redeployment will be completed in phases during fiscal year 2001. Although the Company completed the closure of its Marietta, Georgia service center during the month of October 2000, in preparation for the November 2000 opening of its new service center in Ardmore, Oklahoma, the Company had not yet incurred any significant redeployment costs during the three months ended October 1, 2000.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                 October 1,      July 2,
                                                   2000          2000
                                               ----------------------------
                                                     (in thousands)

Commercial notes and
  revolving credit lines                          $14,142        $6,431
Seller financed acquisition
  obligations                                         278           295
Obligations under capital
  leases                                            4,150         4,554
                                               ----------------------------
                                                   18,570        11,280
Less current maturities of
  long-term debt and
  obligations under
   capital leases                                   7,654         1,839
                                               ----------------------------
                                                  $10,916        $9,441
                                               ============================

Note 5 - Stockholders' Equity

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

Initial Public Offering

On August 6, 1999, the Company closed its initial public offering of its Class A common stock, issuing 6,000,000 shares at a price of $21.00 per share. The Company raised proceeds of approximately $114.7 million, net of underwriting discounts, commissions and other offering costs of approximately $11.2 million.

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


Note 6 - Net Loss Per Common Share

Net loss per share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options and warrants, prior to exercise, are not included in the computation as their inclusion would be antidilutive. The shares of the Company's preferred stock were converted into common stock upon completion of its IPO, and are included in the calculation of weighted-average shares as of that date.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 7 - Commitments and Contingencies

Online Marketing Agreements


On September  1, 2000,  the Company  entered into a new five-year $22.1  million interactive marketing agreement with America Online, Inc. ("AOL") that effectively extends and enhances the terms of the July 1, 1999 agreement with AOL for an additional two years, through August 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City and ICQ and receive increased promotions across several AOL properties. As a result of the termination of the previous agreement, the Company recorded a one-time charge of approximately $7.3 million during the three months ended October 1, 2000 to write-off amounts previously owed, paid and unamortized under the old agreement.


Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its consolidated financial position, results of operations or liquidity.

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


Overview

1-800-FLOWERS.COM, Inc. is a leading multi-channel source of gift products, offering an extensive array of fresh-cut flowers, plants, gift baskets, gourmet foods, home decor, garden merchandise and other unique products. The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, the Company has evolved into a "next age" retailer providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores.

The Company expects to incur losses for the foreseeable future as a result of the significant operating and capital expenditures required to achieve its objectives. However, the Company expects to achieve positive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the fourth quarter of fiscal 2001 and for the fiscal year ending June 30, 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or at all. In order to achieve and maintain positive EBITDA, and/or profitability, the Company will need to generate revenues significantly above historical levels. The Company's prospects for achieving positive EBITDA, and/or profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce including those described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report.


Results of Operations

Net Revenues

                          Three Months Ended
                       ---------------------------
                       October 1,    September 26,     % Change
                          2000           1999
                       ------------  -------------    ----------
                            (in thousands)

Net revenues:
   Telephonic             $41,292      $37,220          10.9%
   Online                  25,422       11,716         117.0%
   Retail/fulfillment       5,802        8,594         (32.5%)
                         ---------    ---------       ---------
Total net revenues        $72,516      $57,530          26.0%

Net revenues consist primarily of the selling price of merchandise and service and shipping charges, net of discounts, returns and credits. Growth in both telephonic and online revenues (together, referred to as the Company's "virtual sales channels") in comparison to prior year, was primarily attributable to increased order volume and average order value, as a result of more efficient marketing efforts, strong brand name recognition and the Company's continued expansion into non-floral products, including a broad range of items such as plants, candies and gourmet foods, home and garden merchandise and other unique gifts.


During the three months ended October 1, 2000, the Company fulfilled a total of 1,062,000 orders through its virtual sales channels, an increase of 33.9% in comparison to the 793,000 virtual orders fulfilled during the same period of the prior year. The Company's average virtual sales channel order increased to $62.82 during the three months ended October 1, 2000 from $61.70 during the prior year. Orders derived from the Company's online sales channel increased 109.0%, to 476,000 during the three months ended October 1, 2000 as compared to 228,000 during the same period of the prior year. In addition, the continued online revenue growth has been driven by increased traffic coming directly to the Company's URL (Universal Resource Locator), which accounted for 73.0% of total online orders during the three months ended October 1, 2000, compared to 59.0% during the same period of the prior year. Complementing the increase in online volume, orders derived from the Company's telephonic sales channel continued to increase, further demonstrating the benefit of offering our customers multiple channel access to our products and services. Non-floral gift products accounted for 28.0% of total virtual net revenues during the three months ended October 1, 2000, compared to 21.0% during the same period of the prior year. Revenues derived from the Company's GreatFood.com and TheGift.com subsidiaries, which is included in the Company's results of operations since their acquisitions in November 1999, was not material in relation to consolidated revenue for the three months ended October 1, 2000.

The decrease in retail/fulfillment revenues in comparison to the same period of the prior year was due to a $3.1 million reduction in floral wholesale net revenues as a result of the Company's disposition of its Floral Works subsidiary in January 2000, partially offset by an increase in same store retail revenues from its owned retail stores. The Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

Gross Profit

                                 Three Months Ended
                               --------------------------
                               October 1,   September 26,  % Change
                                  2000          1999
                               ----------   -------------  ---------
                                    (in thousands)

Gross profit                     $27,425      $21,003        30.6%
Gross margin %                     37.8%        36.5%

Gross profit consists primarily of net revenues less cost of revenues, which consists primarily of florist fulfillment costs (fees paid to wire services that serve as clearinghouses for floral orders, net of rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and the associated costs of inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer operations and to properties that are sublet to the Company's franchisees. Gross profit increased during the three months ended October 1, 2000 in comparison to the prior year, primarily as a result of increased sales volume. Gross margin percentage increased in comparison to the prior year primarily due to increased online service and shipping charges, aligning them with industry norms, and the growth in non-floral product sales, which generate a higher gross margin. In addition, gross margin percentage was further increased by a lower credit and replacement rate on floral orders. The lower credit and replacement rate resulted from the implementation of stricter quality control standards, which have the benefit of reducing costs and improving customer satisfaction levels. The increase in gross margin was partially offset by the aforementioned increase in the average merchandise sales price on florist fulfilled orders which, while generating higher absolute gross profit dollars, resulted in a lower gross margin percentage because the Company's fixed service charge is spread over a higher sales price.


Marketing and Sales Expense

                                 Three Months Ended
                            -----------------------------
                             October 1,     September 26,     % Change
                                2000           1999
                            ------------    -------------     ----------
                                   (in thousands)

Marketing and sales              $34,528      $25,817         33.7%
Percentage of net revenues         47.6%        44.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, fees paid to establish and maintain strategic relationships with Internet companies, costs associated with retail stores, customer service center and fulfillment center operations and the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. The increase in marketing and sales expense as compared to the same period of the prior year was primarily attributable to a non-recurring charge of $7.3 million ($0.11 per diluted share), associated with the termination of an interactive marketing agreement with one of the Company's portal partners. The Company subsequently entered into a new, enhanced five-year, $22.1 million agreement with the same portal partner, thereby reducing the Company's continuing annualized expense with such partner by $5.6 million. The balance of the increase in marketing and sales expense over the prior year resulted primarily from volume driven order fulfillment and customer service expenses. However, volume related efficiencies and cost-effective advertising, exclusive of the aforementioned non-recurring charge, reduced marketing and sales expense to 37.6% of net revenues during the three months ended October 1, 2000 compared to 44.9% during the same period of the prior year.

In order to continue to execute its business plan, in future periods the Company expects to continue to invest significantly in its marketing and sales efforts to continue to acquire new customers, while also leveraging its already significant customer base through cost-effective customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan which is continually evaluated and revised to reflect the results of the Company's market research, which seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its Internet portal partners to ensure that such relationships continue to generate cost-effective incremental volume.


Technology and Development Expense

                                    Three Months Ended
                               ------------------------------
                                October 1,      September 26,
                                   2000             1999        % Change
                               --------------  --------------   ---------
                                      (in thousands)

Technology and development         $4,626         $4,069         13.7%
Percentage of net revenues           6.4%           7.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web site, including design, content development and third-party hosting, and maintenance, support and licensing costs pertaining to the Company's order entry, customer service, fulfillment and database systems. The increase in technology and development expense was primarily attributable to development costs incurred to enhance the content and functionality of the Company's Web site, which, in preparation for the upcoming holidays, is scheduled for relaunch in November 2000, as well as volume related increases in web hosting fees charged by the Company's third-party hosting facility and enhancements to the Company's fulfillment and database systems. The Company is currently in the process of bringing its web hosting capabilities in-house to reduce costs, improve operating flexibility and provide additional back-up and system redundancy. During the three months ended October 1, 2000, the Company expended $6.8 million on technology and development, of which $2.1 million has been capitalized. The Company believes that continued investment in technology and development is critical to attaining its strategic objectives and, as a result, technology and development costs are expected to continue to decrease as a percentage of net revenues in comparison to prior years, particularly in the areas of Web site development and database management.


General and Administrative Expense

                                    Three Months Ended
                               ------------------------------
                                October 1,      September 26,
                                   2000             1999       % Change
                               ------------    -------------   ---------
                                      (in thousands)

General and administrative         $7,395         $7,927         (6.7%)
Percentage of net revenues          10.2%          13.8%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The decrease in general and administrative expense over prior year was attributable to a $1.5 million charge recorded in August 1999 to account for the increase in the management put liability associated with the Company's acquisition of the remaining minority shareholders' interest in Plow & Hearth. Exclusive of such prior year charge, general and administrative expense increased over the prior year due to increased headcount and associated costs, and incremental administrative costs associated with operating as a public company. The Company believes that its general and administrative infrastructure is sufficient to support existing requirements and, as such, while increasing in absolute dollars, the Company expects general and administrative expenses to decline, on a seasonally adjusted basis, as a percentage of net revenues.


Depreciation and Amortization Expense

                                    Three Months Ended
                               ------------------------------
                                October 1,      September 26,
                                   2000            1999         % Change
                               ------------     -------------   ---------
                                      (in thousands)

Depreciation and amortization         $5,041      $2,293         119.8%
Percentage of net revenues              7.0%        4.0%

The increase in depreciation and amortization expense resulted from additional capital expenditures in short-lived information systems hardware and software, as well as amortization of goodwill resulting from the Company's November 1999 acquisitions of GreatFood.com and TheGift.com.

Other Income (Expense)

                                     Three Months Ended
                               ------------------------------
                                October 1,      September 26,
                                   2000            1999         % Change
                               ------------     -------------   ---------
                                      (in thousands)

Interest income                   $1,898          $2027          (6.4%)
Interest expense                    (322)          (497)        (35.2%)
Other, net                            88             50          76.0%

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

Income Taxes

Based on the utilization of loss carrybacks available during fiscal 2000, the Company recorded a tax benefit of $0.4 million during the three months ended September 26, 1999. All available loss carrybacks were fully utilized during fiscal 2000, as such, no similar benefit was recorded during the three months ended October 1, 2000. The Company provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability.


Liquidity and Capital Resources

At October 1, 2000, the Company had working capital of $65.2 million, including cash and equivalents of $97.5 million, compared to working capital of $82.1 million, including cash and equivalents of $111.6 million at July 2, 2000.

Net cash used in operating activities of $18.3 million for the three months ended October 1, 2000 was primarily attributable to net losses, reduced by non-cash charges of depreciation and amortization, and increased by working capital changes comprised primarily of an increase in inventory associated with the Company's expansion into non-floral product lines and in anticipation of upcoming Holiday volume during the Company's fiscal second quarter.

Net cash used in investing activities was $3.1 million for the three months ended October 1, 2000, and consisted primarily of capital expenditures for software and computer hardware, including the development of an advanced, Company-operated hosting facility which is expected to be operational during the Company's fiscal second quarter, and the implementation of a new state of the art inventory warehouse management system at the Company's Plow and Hearth fulfillment center.

Net cash provided by financing activities was $7.3 million for the three months ended October 1, 2000, resulting primarily from the net proceeds from short term borrowings under the Company's credit line to finance inventory purchases for the upcoming holiday selling season and long-term bank borrowings to finance the purchase of the aforementioned inventory warehouse management system, offset by repayments of amounts outstanding under the Company's credit facilities and capital lease obligations.

The Company intends to continue to invest heavily to support its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition with customers, expansion of its product lines to include a broad variety of specialty gift and gourmet items, and the further development of its Web site operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.


Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Adoption of the provisions of SAB 101 did not have a material impact on the Company's revenue recognition policies.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company's adoption of the new Statement did not impact earnings or the consolidated financial position of the Company.


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

Although the Company has been profitable in the past, management expects that the Company will incur losses for the foreseeable future as a result of these expenditures. The Company may also be required to incur additional unanticipated expenditures in order to execute its business plan. However, the Company expects to achieve positive EBITDA for the fourth quarter of fiscal 2001 and for the fiscal year ending June 30, 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or at all. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues significantly above historical levels and/or reduce operating expenses. Management cannot assure you that the Company will generate revenues or reduce operating expenses sufficiently to achieve positive EBITDA and/or profitability. Even if the Company does achieve positive EBITDA and/or profitability, it may not sustain or increase positive EBITDA and/or profitability on a quarterly or annual basis in the future.

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

If the Company does not cost effectively market its products, its advertising expenses will increase and reduce its income.

The Company must advertise its products effectively and cost efficiently in order to increase sales and maintain its expenses. If the Company does not advertise effectively, it will likely be necessary to increase marketing expenditures to maintain its revenue growth. As a result, the Company's customer acquisition costs will increase, leading to an increase in expenses and a decrease in income.

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. The Company expects that while a greater percentage of its online customers will come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL, Yahoo!, NBCi.com, and the Microsoft Network for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, its customers may not shop with the Company again. Floral orders placed by the Company's customers are fulfilled by local florists, a majority of which are either part of the Company's "BloomNet" network of independent florists or the Company's owned or franchised stores. Except for the 40 Company-owned stores as of October 1, 2000, the Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

If Fry Multimedia, AT&T and MCI do not adequately maintain the Company's Web site and telephone service, the Company may experience system failures and its revenues may decrease. The Company is dependent on Fry Multimedia to host its Web site and on AT&T and MCI to provide telephone services to its customer service centers. If Fry Multimedia or AT&T and MCI experience system failures or fail to adequately maintain the Company's systems, the Company would experience interruptions and its customers might not continue to utilize its services. If the Company does not host its Web site or maintain its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its telephone service without these or other third parties. The Company is currently in the process of bringing its web hosting capabilities in-house to reduce costs, improve operating flexibility and provide additional back-up and system redundancy. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company's operations or require it to incur significant unanticipated costs.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, certain of its financing arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

         As of October 1, 2000, the Company had fully utilized the net proceeds of its IPO for the following purposes:

         o Repayment of amounts previously outstanding under a bank term loan ($18.0 million), revolving line of credit ($8.2 million), seller financed acquisition obligations ($2.5 million) and commercial notes and capital leases ($2.3 million);

         o Redemption of all common stock of the Company's Plow & Hearth subsidiary held by minority shareholders ($7.9 million, net of option exercises by Plow & Hearth option holders);

         o Acquisition of GreatFood.com and other investments ($18.6 million, net of cash acquired);

         o  Capital expenditures ($24.3 million) and;

         o Funding of operating activities ($33.0 million), including marketing and other activities associated with the Company's expansion into non-floral product lines.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

         10.4  1-800-FLOWERS.COM, INC. 2001 Employee Stock Purchase Plan.

         27.1  Financial  Data Schedule for the three months ended October
               1, 2000.

(b)      Reports on Form 8-K

                    The Company filed a report on Form 8-K on September 21, 2000 related to the termination and subsequent replacement of its interactive marketing agreement with America Online, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         1-800-FLOWERS.COM, Inc.
                                         -----------------------------------
                                         (Registrant)



Date:  November 15, 2000                 /s/ James F. McCann
---------------------------              -----------------------------------
                                         James F. McCann
                                         Chief Executive Officer
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)




Date:  November 15, 2000                 /s/ William E. Shea
------------------------                 ----------------------------------
                                         William E. Shea
                                         Senior Vice President Finance and
                                         Administration (Principal Financial
                                         and Accounting Officer)