Form 10-Q
period 2000-12-31
1 800 FLOWERS COM INC
filed 2001-02-14
CIK 1084869

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q


 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000



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

                                 Not applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                   26,392,178
                                   ----------
(Number of shares of Class A common stock outstanding as of February 8, 2001)

                                   37,794,985
                                   ----------
(Number of shares of Class B common  stock  outstanding  as of February 8, 2001)

                             1-800-FLOWERS.COM, Inc.

                                   FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000


                                      INDEX


Part I.             Financial Information                              Page

    Item 1.         Consolidated Financial Statements:

                    Consolidated Balance Sheets-December 31, 2000
                     (unaudited) and July 2, 2000                        1

                    Consolidated Statements of Operations
                     (unaudited)-Three and Six
                     Months Ended December 31,
                     2000 and December 26, 1999                          2

                    Consolidated Statements of
                     Cash Flows (unaudited)-Six
                     Months Ended December 31, 2000
                     and December 26, 1999                               3

                    Notes to Consolidated
                     Financial Statements (unaudited)                    4

    Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                          8


    Item 3.         Quantitative and Qualitative
                     Disclosures About Market Risk                      19


Part II.            Other Information

    Item 1.         Legal Proceedings                                   20

    Item 2.         Changes in Securities and
                     Use of Proceeds                                    20

    Item 3.         Defaults Upon Senior
                     Securities                                         20

    Item 4.         Submission of Matters to a
                     Vote of Security Holders                           20

    Item 5.         Other Information                                   20

    Item 6.         Exhibits and Reports on Form 8-K                    20


Signatures                                                              21

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                      December   July 2,
                                                      31, 2000   2000
                                                    ----------------------
                                                    (unaudited)
 Assets
 Current assets:
   Cash and equivalents                               $97,080   $111,624
   Receivables, net                                    12,632      8,382
   Inventories                                         13,723     10,569
   Prepaid and other                                    4,511      4,330
                                                    ----------------------
        Total current assets                          127,946    134,905

 Property, plant and equipment at cost, net            43,916     40,854
 Capitalized investment in leases                         834        965
 Goodwill and investment in licenses, net of
  accumulated amortization                             33,862     38,040
 Other assets                                           7,425      9,877
                                                    ----------------------
 Total assets                                        $213,983   $224,641
                                                    ======================

 Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable and accrued expenses              $70,974    $50,937
   Current maturities of long-term debt and
    obligations under capital leases                    2,157      1,839
                                                    ----------------------
 Total current liabilities                             73,131     52,776
 Long-term debt and obligations
  under capital leases                                 10,452      9,441
 Other liabilities                                      4,648      3,506
                                                    ----------------------
 Total liabilities                                    $88,231    $65,723
 Commitments and contingencies
 Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, none issued                -          -

 Class A common stock, $.01 par value, 200,000,000
  shares authorized, 26,444,978 and 26,362,068
  shares issued at December 31, 2000 and
  July 2, 2000, respectively                              264        264

 Class B common stock, $.01 par value, 200,000,000
  shares authorized, 43,074,985 and 43,141,645
  shares issued at December 31, 2000 and
  July 2, 2000, respectively                              431        432

 Additional paid-in capital                           238,560    239,475
 Retained deficit                                    (110,395)   (77,357)
 Deferred compensation                                      -       (788)
 Treasury stock, at cost-52,800 Class A
  and 5,280,000 Class B shares                         (3,108)    (3,108)
                                                    ----------------------
        Total stockholders' equity                    125,752    158,918
                                                    ----------------------
 Total liabilities and stockholders' equity          $213,983   $224,641
                                                    ======================

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                    Three Months Ended       Six Months Ended
                                   ---------------------   ---------------------
                                    December   December    December    December
                                    31, 2000   26, 1999    31, 2000    26, 1999
                                   ----------  ---------   ---------  ----------
Net revenues                        $134,243  $116,454      $206,759   $173,984
Cost of revenues                      79,099    71,216       124,190    107,743
                                   ----------  ---------   ---------  ----------
Gross profit                          55,144    45,238        82,569     66,241
Operating expenses:
  Marketing and sales                 50,827    50,448        85,356     76,265
  Technology and development           4,482     3,833         9,108      7,902
  General and administrative           6,617     7,249        14,012     15,176
  Depreciation and amortization        5,280     3,422        10,321      5,715
                                   ----------  ---------   ---------  ----------
       Total operating expenses       67,206    64,952       118,797    105,058
                                   ----------  ---------   ---------  ----------
Operating loss                       (12,062)  (19,714)      (36,228)   (38,817)
Other income (expense):
  Interest income                      1,521     2,232         3,419      4,259
  Interest expense                      (330)     (325)         (652)      (822)
  Other, net                             335        37           423         87
                                   ----------  ---------   ---------  ----------
    Total other income (expense)       1,526     1,944         3,190      3,524
                                   ----------  ---------   ---------  ----------
Loss before income taxes and
  minority interests                 (10,536)  (17,770)      (33,038)   (35,293)
Benefit from income taxes                  -       249             -        599
                                   ----------  ---------   ---------  ----------
Loss before minority interests       (10,536)  (17,521)      (33,038)   (34,694)
Minority interests in operations
  of consolidated subsidiaries             -        10             -         39
                                   ----------  ---------   ---------  ----------
Net loss                            $(10,536) $(17,511)     $(33,038)  $(34,655)
                                   ========== ==========   =========  ==========
Basic and diluted net loss per
  common share                        $(0.16)   $(0.28)       $(0.51)    $(0.60)
                                   ========== ==========   ========== ==========
Shares used in the calculation of
  basic and diluted net loss per
  common share                        64,187    61,680        64,185     58,234
                                   ========== ==========   =========  ==========

See accompanying notes to consolidated financial statements.


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                Six Months Ended
                                        ----------------------------------
                                           December 31,  December 26,
                                              2000          1999
                                        -----------------------------------

 Operating activities:
 Net loss                                  $(33,038)     $(34,655)
 Reconciliation of net loss to net
  cash used in operations:
   Depreciation and amortization             10,321         5,715
   Deferred income taxes                          -           703
   Management put liability                       -         1,451
   Bad debt expense                              20           618
   Minority interests                             -           (39)
   (Reduction)/amortization of deferred
    compensation                               (155)          210
   Gain on sale of investment and other        (343)            -
   Other non-cash charges                         -           222
 Changes in operating items, excluding
  the effects of acquisitions:
   Receivables                               (4,270)       (9,026)
   Inventories                               (3,154)       (3,670)
   Prepaid and other                           (181)         (150)
   Accounts payable and accrued expenses     20,037        40,880
   Other assets                               1,483        (5,619)
   Other liabilities                          1,142         1,318
                                           ---------------------------
  Net cash used in operating activities      (8,138)       (2,042)


 Investing activities:
 Acquisitions, net of cash acquired               -       (25,521)
 Capital expenditures, net of
  non-cash expenditures                      (8,959)      (11,917)
 Sale of investment                           1,188             -
 Notes receivable, net                          (25)          208
                                           --------------------------
 Net cash used in investing activities       (7,796)      (37,230)

 Financing activities:
 Proceeds from issuance of common
   stock, net                                    25       115,722
 Proceeds from bank borrowings               14,510        13,332
 Repayment of notes payable and bank
    borrowings                              (12,499)      (34,479)
 Payment of capital lease obligations          (646)         (805)
                                           ---------------------------
 Net cash provided by financing
  activities                                  1,390        93,770
                                           ---------------------------
 Net change in cash and equivalents         (14,544)       54,498

 Cash and equivalents:
   Beginning of period                      111,624        99,183
                                           ---------------------------
   End of period                           $ 97,080      $153,681
                                           ===========================

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000. The consolidated balance sheet at July 2, 2000 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to the current period presentation.

        .
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Comprehensive Loss

For the three and six months ended December 31, 2000 and December 26, 1999, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.


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


Note 2 - Acquisitions and Disposition

Acquisition of GreatFood.com, Inc.

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


Acquisition of TheGift.com, Inc.

On November 12, 1999, the Company completed its acquisition of TheGift.com, Inc. ("TheGift.com"), an online retailer of specialty gift products. The purchase price of approximately $1.5 million was funded through the issuance of 117,379 shares of the Company's common stock, as determined based upon the average closing price of the Company's common stock for the five days prior to the date of acquisition. The acquisition has been accounted for as a purchase and, accordingly, the operating results of TheGift.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $1.7 million, is being amortized over three years.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)



Disposition of Floral Works, Inc.

On January 12, 2000, the Company completed the sale of its Floral Works, Inc. ("Floral Works") subsidiary to a private investment firm and the management of Floral Works. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of $3.1 million approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture.

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of GreatFood.com and TheGift.com and the disposition of Floral Works had taken place at the beginning of fiscal year
2000. The following unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions of GreatFood.com and TheGift.com and the disposition of Floral Works taken place at the beginning of the periods presented.

                                Six Months Ended
                        ---------------------------------
                          December           December
                          31, 2000           26, 1999
                        -------------      --------------
                          (in thousands, except per
                                 share data)

Net revenues (*)            $206,759         $177,399
Loss from operations         (36,228)         (46,488)
Net loss                     (33,038)         (42,225)
Net loss per common share     $(0.51)          $(0.73)

  (*) Pre-acquisition net revenues for GreatFood.com and TheGift.com were not material to the Company's results of operations.



Disposition of Minority Interest in American Floral Services, Inc.

On November 21, 2000, the Company sold its minority investment in American Floral Services, Inc., a floral wire service, to Teleflora, Inc. The Company received cash proceeds of $1.2 million and recorded a gain of $0.3 million, as a result of the transaction.


Acquisition of Minority Interest in The Plow & Hearth, Inc.

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


Note 3 - Redeployment Charge

In June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2.1 million. The principal actions of the charge relate to the Company's plan to close certain retail stores in connection with its strategic redeployment of its retail network as direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing call volume requirements while reducing costs per call. The redeployment will be completed in phases during fiscal year 2001. The Company completed the closure of its Marietta, Georgia service center during October 2000, and in November 2000 opened a new service center in Ardmore, Oklahoma. During the six months ended December 31, 2000, $0.2 million was charged against the accrual, and at December 31, 2000, a balance of $1.9 million remains, consisting primarily of accruals for future lease commitments.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)



Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:
                                       December         July 2,
                                       31, 2000         2000
                                      ------------    ------------
                                             (in thousands)

Commercial notes and revolving
  credit lines                             $8,460       $6,431
Seller financed acquisition obligations       277          295
Obligations under capital leases            3,872        4,554
                                       -----------    -----------
                                           12,609       11,280
Less current maturities of long-term
  debt and obligations under
   capital leases                           2,157        1,839
                                      ------------   ------------
                                          $10,452       $9,441
                                      ============   ============


On January 10, 2001, the Company obtained a $10.0 million equipment lease line of credit with a bank. Interest under this line, which matures in January 2006, is determined at the time of borrowing based on the bank's base rate. Borrowings under the line are collateralized by the underlying equipment purchased. In January 2001, the Company financed $2.6 million of equipment purchases through such lease line. The borrowings, which bear interest at 6.8% annually, are payable in 60 equal monthly installments of principal and interest commencing in February 2001.

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

Note 6 - Net Loss Per Common Share

Net loss per common share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options and warrants, prior to exercise, are not included in the computation as their inclusion would be antidilutive. The shares of the Company's preferred stock were converted into common stock upon completion of its IPO, and are included in the calculation of weighted-average shares as of that date.

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

Overview

1-800-FLOWERS.COM, Inc. is a leading multi-channel source of gift products, offering an extensive array of fresh-cut flowers, plants, gift baskets, gourmet foods, home decor, garden merchandise and other specialty gift products. The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, the Company has evolved into a "next age" retailer providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores.


The Company expects to incur losses for the foreseeable future as a result of the significant operating and capital expenditures required to achieve its objectives. However, the Company expects to achieve positive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the fourth quarter of fiscal 2001 and for the fiscal year ending June 30, 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels. The Company's prospects for achieving positive EBITDA and/or profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce, including those described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report.



Results of Operations

Net Revenues:
                   Three Months Ended                Six Months Ended
                 ----------------------           -----------------------
                  December   December             December    December
                  31, 2000   26, 1999   % Change  31, 2000    26, 1999  % Change
                ----------- ----------- --------  ---------   --------  --------
                     (in thousands)                   (in thousands)
Net revenues:
 Telephonic       $79,182    $76,909      3.0%   $120,474    $114,128     5.6%
 Online            47,708     28,271     68.8%     73,130      39,987    82.9%
 Retail/
  fulfillment       7,353     11,274    (34.8%)    13,155      19,869   (33.8%)
                  --------    -------             --------    --------
Total net
 revenues        $134,243   $116,454     15.3%   $206,759    $173,984    18.8%


Net revenues consist primarily of the selling price of merchandise and service and shipping charges, net of discounts, returns and credits. Growth in both telephonic and online revenues (together, referred to as the Company's "virtual sales channels") was approximately 20.6% and 25.6% during the three and six months ended December 31, 2000, in comparison to the respective periods of the prior year, and was primarily attributable to increased order volume and average order value. This was a result of more efficient marketing efforts, strong brand name recognition and the Company's continued expansion into non-floral products, including a broad range of items such as plants, candies and gourmet foods, home and garden merchandise and other specialty gifts.

During the three and six months ended December 31, 2000, the Company fulfilled a total of 1,970,000 and 3,031,000 orders, respectively, through its virtual sales channels, representing increases of 17.4% and 22.7%, in comparison to the same periods of the prior year. The Company's average virtual sales channel order increased to $64.41 and $63.87 during the three and six months ended December 31, 2000, respectively, representing increases of 2.7% and 2.4%, in comparison to the same periods of the prior year. Orders originating through the Company's online sales channel increased to 838,000 and 1,314,000 during the three and six months ended December 31, 2000, respectively, representing increases of 46.8% and 64.3% in comparison to the same periods of the prior year. Complementing the increase in online volume, orders derived from the Company's telephonic sales channel continued to increase, further demonstrating the benefit of offering our customers multiple channel access to our products and services. Non-floral products accounted for 54.0% and 44.8% of total virtual net revenues during the three and six months ended December 31, 2000, respectively, compared to approximately 49.0% and 39.9% during the same periods of the prior year.

The decrease in retail/fulfillment revenues in comparison to the same period of the prior year was due to a $6.8 million reduction in floral wholesale net revenues as a result of the Company's disposition of its Floral Works subsidiary in January 2000, partially offset by an increase in revenues from its owned retail stores. The Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

Gross Profit
                 Three Months Ended               Six Months Ended
               -----------------------         -----------------------
                December    December            December    December
                31, 2000    26, 1999  % Change  31, 2000    26, 1999  % Change
              ----------- ----------- --------  ---------  ---------  ---------
                     (in thousands)                  (in thousands)

Gross profit      $55,144     $45,238    21.9%    $82,569     $66,241    24.6%
Gross margin %      41.1%       38.8%               39.9%       38.1%

Gross profit consists primarily of net revenues, less cost of revenues which consist primarily of florist fulfillment costs (fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and the associated costs including inbound freight and outbound shipping. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer operations and to properties that are sublet to the Company's franchisees. Gross profit increased during the three and six months ended December 31, 2000, in comparison to the same periods of the prior year, primarily as a result of increased sales volume. During the three and six months ended December 31, 2000, gross margin percentages increased over the respective periods of the prior year primarily due to increased online service and shipping charges, aligning them with industry norms, and the growth in non-floral product sales, which generate a higher gross margin. In addition, gross margin percentage was further improved by management's decision to avoid aggressive product discounting and from the implementation of stricter quality control standards and enforcement methods which reduced the credit and replacement rate on floral orders. The increase in gross margin was partially offset by the aforementioned increase in the average merchandise sales price on florist fulfilled orders which, while generating a higher gross profit, resulted in a lower gross margin percentage because the Company's fixed service charge is spread over a higher sales price.

Marketing and Sales Expense

                  Three Months Ended               Six Months Ended
              -----------------------         -----------------------
               December    December             December    December
               31, 2000    26, 1999   % Change  31, 2000    26, 1999  % Change
              ----------- ----------- --------  ---------  ---------  ---------
                    (in thousands)                  (in thousands)
Marketing
 and Sales     $50,827     $50,448     0.8%    $85,356     $76,265    11.9%
Percentage of
 net revenues    37.9%       43.3%               41.3%       43.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, fees paid to establish and maintain strategic relationships with Internet companies, costs associated with retail store, customer service center and fulfillment center operations and the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Volume related efficiencies and cost-effective advertising, coupled with the Company's strong brand name and the successful restructuring of certain of its portal agreements, reduced marketing and sales expenses to 37.9% and 41.3% (37.8%, exclusive of the non-recurring charge discussed below) of net revenues during the three and six months ended December 31, 2000, respectively, compared to 43.3% and 43.8% during the same periods of the prior year. The increase in marketing and sales expense during the six months ended December 31, 2000, in comparison to the same period of the prior year, was primarily attributable to a non-recurring charge of $7.3 million ($0.11 per diluted share), associated with the termination of an interactive marketing agreement with one of the Company's portal partners. The Company subsequently entered into a new, enhanced five-year, $22.1 million agreement with the same portal partner, thereby reducing the Company's continuing annualized expense with such partner by $5.6 million. The balance of the increase in marketing and sales expense over the prior year resulted primarily from volume driven order fulfillment and customer service expenses.

In order to continue to execute its business plan, in future periods, the Company expects to continue to invest significantly in its marketing and sales efforts to continue to acquire new customers, while also leveraging its already significant customer base through cost-effective customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan which is continually evaluated and revised to reflect the results of the Company's market research, which seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its Internet portal partners to ensure that such relationships continue to generate cost-effective incremental volume. As such the Company expects spending will continue to decrease as a percentage of net revenues, in comparison to prior years.

                             Technology and Development Expense
                    Three Months Ended                Six Months Ended
                 ----------------------          -----------------------
                  December    December            December    December
                  31, 2000    26, 1999  % Change   31, 2000   26, 1999  % Change
                 ----------- ---------- -------- ----------  ---------- --------
                      (in thousands)                   (in thousands)
Technology and
 development       $4,482     $3,833     16.9%     $9,108      $7,902    15.3%
Percentage of net
 revenues            3.3%       3.3%                 4.4%        4.5%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including design, content development and third-party hosting and maintenance, support and licensing costs pertaining to the Company's order entry, customer service, fulfillment and database systems. The increase in technology and development expense during the three and six months ended December 31, 2000, in comparison to the same periods of the prior year, was primarily attributable to development costs incurred to enhance the content and functionality of the Company's 1-800-FLOWERS.COM Web site which was relaunched in November 2000, as well as volume related increases in web hosting fees charged by the Company's third-party hosting facility and enhancements to the Company's fulfillment and database systems. The Company is currently in the process of transitioning its web-hosting function in-house and expects to be hosting all primary functions in-house prior to the Mother's Day holiday. This change is expected to reduce costs, improve operating flexibility and provide additional back-up and system redundancy. During the three and six months ended December 31, 2000, the Company expended $7.6 million and $14.3 million, respectively, on technology and development, of which $3.1 million and $5.2 million million has been capitalized. Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending, particularly in the areas of Web site development and database management, will begin to decrease, as a percentage of net revenues, in comparison to prior years as the Company continues to benefit from previous investments in its current technology platform.


General and Administrative Expense:

                      Three Months Ended               Six Months Ended
                   ----------------------          -----------------------
                   December     December            December   December
                   31, 2000     26, 1999  % Change  31, 2000   26, 1999 % Change
                   ----------- ---------- -------- ---------   -------- --------
                       (in thousands)                   (in thousands)
General and
 administrative    $6,617     $7,249       (8.7%)  $14,012     $15,176   (7.7%)
Percentage of net
  revenues            4.9%       6.2%                 6.8%        8.7%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The decrease in general and administrative expense during the three months ended December 31, 2000, in comparison to the same period of the prior year, was the result of various cost reduction initiatives. The decrease in general and administrative expense during the six months ended December 31, 2000, in comparison to the same period of the prior year, was attributable to both the Company's cost reduction initiatives and a $1.5 million charge recorded in August 1999 to account for the increase in the management put liability associated with the Company's acquisition of the minority shareholders' interest in Plow & Hearth. Exclusive of such prior year charge, general and administrative expense increased by $0.3 million over the prior year due to increased headcount and associated costs, and incremental administrative costs associated with operating as a public company. The Company believes that its general and administrative infrastructure is sufficient to support its existing requirements and, as such, the Company expects general and administrative expenses will continue to decline as a percentage of net revenues, in comparison to prior years.

Depreciation and Amortization Expense:

                       Three Months Ended                Six Months Ended
                     ----------------------          -----------------------
                     December   December            December   December
                     31, 2000   26, 1999  % Change  31, 2000   26, 1999 % Change
                     --------- ---------  --------  --------  --------- --------
                       (in thousands)                   (in thousands)
Depreciation and
 amortization         $5,280     $3,422     54.3%    $10,321    $5,715    80.6%
Percentage of net
 revenues               3.9%       2.9%                 5.0%      3.3%

The increases in depreciation and amortization expense over the comparable periods of the prior year resulted from additional capital expenditures in short-lived information systems hardware and software, as well as the amortization of goodwill resulting from the Company's November 1999 acquisitions of GreatFood.com and TheGift.com.

Other Income (Expense):

                  Three Months Ended               Six Months Ended
                -----------------------         -----------------------
                December    December            December    December
                31, 2000    26, 1999  % Change  31, 2000    26, 1999  % Change
               ---------   ---------  --------  ---------   --------  ---------
                   (in thousands)                  (in thousands)

Interest income  $1,521     $2,232     (31.9%)   $3,419      $4,259    (19.7%)
Interest expense   (330)      (325)      1.5%      (652)       (822)   (20.7%)
Other               335         37     805.4%       423          87    386.2%

Other income (expense), consists primarily of interest earned on the cash proceeds from the Company's IPO in August 1999, and private placement which was completed in May 1999, offset by interest expense attributable to the Company's former credit facility, mortgage notes, promissory notes issued to sellers in acquisitions, and capital leases. The Company's former credit facility, comprised of a term loan ($18.0 million) and line of credit drawdown ($3.0 million) was repaid with the proceeds of the Company's IPO in August 1999, while certain seller financed acquisition obligations ($2.6 million) associated with the Company's franchise operations were repaid in November 1999. During the three months ended December 31, 2000, the Company recognized a gain of $0.3 million on the sale of its minority investment in American Floral Services, Inc.

Income Taxes

Based on the utilization of loss carrybacks available during fiscal 2000, the Company recorded tax benefits of $0.2 million and $0.6 million during the three and six months ended December 26, 1999. All available loss carrybacks were fully utilized during fiscal 2000, and therefore no similar benefit has been recorded during any period of fiscal 2001. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims, because of the uncertainty regarding its realizability.

Liquidity and Capital Resources

At December 31, 2000, the Company had working capital of $54.8 million, including cash and equivalents of $97.1 million, compared to working capital of $82.1 million, including cash and equivalents of $111.6 million, at July 2, 2000.

Net cash used in operating activities of $8.1 million for the six months ended December 31, 2000 was primarily attributable to net losses, reduced by non-cash charges of depreciation and amortization and working capital changes comprised primarily of increases in accounts payable and accrued expenses, partially offset by increases in receivables associated with the recently completed holiday season and inventory associated with the Company's expansion into non-floral product lines and in anticipation of the upcoming Valentine's Day holiday.

Net cash used in investing activities was $7.8 million for the six months ended December 31, 2000, and consisted primarily of capital expenditures for software and computer hardware, including the development of an advanced, Company-operated hosting facility which is expected to be operational prior to the Mother's Day holiday and the implementation of a new state-of-the-art inventory warehouse management system at the Company's Plow and Hearth fulfillment center. Such expenditures were offset by the proceeds realized from the sale of the Company's investment in American Floral Services in December 2000.

Net cash provided by financing activities was $1.4 million for the six months ended December 31, 2000, resulting primarily from the net proceeds from long-term  bank  borrowings  to  finance  the  purchase  of  the  aforementioned inventory warehouse management system, offset by repayments of amounts outstanding under the Company's credit facilities and capital lease obligations.

The Company intends to continue to invest in support of its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition and acquire new customers, expand its product lines to include a broad variety of specialty gift and gourmet items, and the further development of its Web site and operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

The Company expects to incur losses for the foreseeable future, which may reduce the trading price of its Class A common stock. The Company expects to incur significant operating and capital expenditures in order to:

o expand the 1-800-FLOWERS.COM brand through marketing and other promotional activities;
o expand its product offering; and
o enhance the Company's technological infrastructure and order fulfillment capabilities.

Although the Company has been profitable in the past, management expects that the Company will incur losses for the foreseeable future as a result of these and other expenditures. However, the Company does expect to achieve positive EBITDA for the fourth quarter of fiscal 2001 and for the fiscal year ending June 30, 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenses. Management cannot assure you that the Company will generate revenues or reduce operating expenses sufficiently to achieve positive EBITDA and/or profitability. Even if the Company does achieve positive EBITDA and/or profitability, it may not sustain or increase positive EBITDA and/or profitability on a quarterly or annual basis in the future.

The Company's quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

o seasonality;
o the retail economy;
o the timing and effectiveness of marketing programs;
o the timing of the introduction of new products and services;
o the timing and  effectiveness of capital  expenditures;
o the Company's ability to enter into or renew marketing agreements with Internet companies; and
o competition.

The Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue in relation to its expenses, operating results could suffer. The Company's operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future performance. It is possible that results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of the Company's Class A common stock to fall.

Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions. If general economic conditions deteriorate and the Company's customers have less disposable income, consumers may spend less on its products and its quarterly operating results may suffer.

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

If the Company fails to develop and maintain its brand, it may not increase or maintain its customer base or its revenues. The Company must develop and maintain the 1-800-FLOWERS.COM brand to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. The Company intends to maintain its expenditures for creating and maintaining brand loyalty and raising awareness of its additional product offerings. However, if the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers leading to a reduction of revenues.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. The Company expects that while a greater percentage of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL, Yahoo!, NBCi.com, and the Microsoft Network for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, its customers may not shop with the Company again. Floral orders placed by the Company's customers are fulfilled by local florists, a majority of which are either part of the Company's "BloomNet" network of independent florists or the Company's owned or franchised stores. Except for the 41 Company-owned stores as of December 31, 2000, the Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

If a florist discontinues its relationship with the Company, the Company's customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company's arrangements with local florists for order fulfillment may be terminated with 10 days notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

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

Competition in the floral, plant, gift basket, gourmet treat, specialty gift and home and garden industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

o retail floral shops, some of which maintain  toll-free  telephone  numbers;
o online floral  retailers;
o catalog  companies  that offer floral  products;
o floral telemarketers and wire services;  and
o supermarkets and mass merchants with floral departments.

Similarly, the plant, gift basket, gourmet treat, specialty gift and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail specialty shops, online retailers and mail-order catalogs.

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

If the supply of flowers for sale becomes limited, the price of flowers could rise or flowers may be unavailable and the Company's revenues and gross margins could decline. A variety of factors affect the supply of flowers in the United States and the price of the Company's floral products. If the supply of flowers available for sale is limited due to weather conditions or other factors, prices for flowers could rise and customer demand for the Company's floral products may be reduced, causing revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and the Company expects that this will continue in the future. The availability and price of flowers could be affected by a number of factors affecting these regions, including:

o import duties and quotas;
o agricultural limitations and restrictions to manage pests and disease;
o changes in trading status;
o economic uncertainties and currency fluctuations;
o severe weather;
o work stoppages;
o foreign government regulations and  political unrest; and
o trade restrictions,including United States retaliation against foreign trade practices.

A failure to manage its internal operating and financial functions could lead to inefficiencies in conducting the Company's business and subject it to increased expenses. The Company's expansion efforts have significantly strained its operational and financial systems. To accommodate the Company's growth, it implemented new or upgraded operating and financial systems, procedures and controls. Additionally, the Company continues to improve its operating infrastructure through technology initiatives and any failure to integrate these initiatives in an efficient manner could adversely affect its business. In addition, the Company's systems, procedures and controls may prove to be inadequate to support its future operations.

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

A failure to integrate the systems and operations of any acquired business with the Company's operations may disrupt its business. The Company has acquired complementary businesses and may continue to do so in the future. If the Company is unable to fully integrate any future acquisition into its operations, its business and operations could suffer, management may be distracted and its expenses may increase. Moreover, the expected benefits from any acquisition may not be realized, resulting in lost opportunities and loss of capital.

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

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company's reputation. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its Web site and in its toll-free customer service centers. The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company's systems have in the past, and may in the future, experience:

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

If states begin imposing state sales and use taxes, the Company may lose sales or incur significant expenses in satisfaction of these obligations. At present, except for the Company's retail operations, the Company does not collect sales or other similar taxes in respect of sales and shipments of its products in states other than Arizona, Connecticut, Florida, New York, Oklahoma, Texas and Virginia. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as 1-800-FLOWERS.COM. A successful assertion by one or more of these states that the Company should have collected or be collecting sales tax on the sale of its products could result in additional costs and corresponding price increases to its customers. Any imposition of state sales and use taxes on the Company's products sold over the Internet may decrease customers' demand for its products and revenue. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

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

ITEM 2. CHANGES IN SECURITIES  AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR  SECURITIES

     Not  applicable.

ITEM 4.SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY  HOLDERS

     The Company's Annual Meeting of Stockholders was held on December 6, 2000.

     The following nominees were elected as directors, each to hold office until their successors are elected and qualified, by the vote set forth below:


                Nominee                    For         Withheld
                -------                    ---         --------
                Jeffrey C. Walker       386,705,252     47,865
                Lawrence V. Calcano     386,705,252     47,865
                Kevin J. O'Connor       386,705,252     47,865

     The proposal to ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending
     July 1, 2001 was approved by the vote set forth below:

                     For                Against         Abstain
                     ---                -------         -------
                386,731,457              18,370          3,590

     The proposal to approve the  Company's  2001 Employee  Stock  Purchase
     Plan was approved by the vote set forth below:

                     For                Against         Abstain
                     ---                -------         -------
                381,217,730             353,801         13,534


ITEM 5. OTHER  INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K

         Not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        1-800-FLOWERS.COM, Inc.
                                        (Registrant)




 Date:  February 14, 2001               /s/James F.McCann
                                        -----------------------------
                                        James F. McCann
                                        Chief Executive Officer
                                        Chairman  of the Board of Directors
                                        (Principal Executive Officer)



Date:  February 14, 2001                /s/ William E.Shea
                                        -----------------------------
                                        William E. Shea
                                        Senior Vice President
                                        Finance and
                                        Administration (Principal Financial
                                        and Accounting Officer)