Form 10-Q
period 2001-04-01
1 800 FLOWERS COM INC
filed 2001-05-16
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        --                SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 2001



            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        --                 SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

                                 Not applicable
                                ----------------
   (Former name, former address and former fiscal year, if changed since last report)


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

                                   26,473,520
                                  ------------
    (Number of shares of Class A common stock outstanding as of May 9, 2001)

                                   37,748,525
                                  ------------
    (Number of shares of Class B common stock outstanding as of May 9, 2001)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                    FOR THE THREE AND NINE MONTHS ENDED APRIL 1, 2001


                                      INDEX
                                                                           Page

Part I.   Financial Information


  Item 1. Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets - April 1, 2001 and
           July 2, 2000                                                     1

          Consolidated Statements of Operations - Three and Nine
           Months Ended April 1, 2001 and March 26, 2000                    2

          Consolidated Statements of Cash Flows - Nine Months
           Ended April 1, 2001 and March 26, 2000                           3

          Notes to Consolidated Financial Statements                        4


  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8


  Item 3. Quantitative and Qualitative Disclosures About Market Risk       19



Part II.  Other Information

  Item 1. Legal Proceedings                                                20

  Item 2. Changes in Securities and Use of Proceeds                        20

  Item 3. Defaults Upon Senior Securities                                  20

  Item 4. Submission of Matters to a Vote of Security Holders              20

  Item 5. Other Information                                                20

  Item 6. Exhibits and Reports on Form 8-K                                 20

Signatures                                                                 21

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                       April 1, 2001        July 2, 2000
                                 ----------------------------------------
                                       (unaudited)
Assets
Current assets:
  Cash and equivalents                 $ 82,660             $111,624
  Receivables, net                        9,475                8,382
  Inventories                            15,973               10,569
  Prepaid and other                       4,438                4,330
                                 ----------------------------------------
    Total current assets                112,546              134,905

Property, plant and equipment,
   at cost, net                          45,548               40,854
Capitalized investment in leases            771                  965
Goodwill and investment in licenses,
  net of accumulated amortization        32,155               38,040
Investments                               3,000                  918
Other assets                              6,380                8,959
                                 ----------------------------------------
    Total assets                       $200,400             $224,641
                                 ========================================

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and
  accrued expenses                     $ 62,204             $ 50,937
Current maturities of long-term
  debt and obligations under
  capital leases                          4,777                1,839
                                ----------------------------------------
    Total current liabilities            66,981               52,776

Long-term debt and obligations
  under capital leases                   12,318                9,441
Other liabilities                         3,861                3,506
                                   ----------------------------------------
    Total liabilities                    83,160               65,723


Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
    10,000,000 shares authorized,
    none issued                             -                     -
  Class A common stock, $.01 par value,
    200,000,000 shares authorized,
    26,444,978 and 26,362,068 shares
    issued at April 1, 2001 and July 2,
    2000, respectively                      264                  264
  Class B common stock, $.01 par value,
    200,000,000 shares authorized,
    43,074,985 and 43,141,645 shares
    issued at April 1, 2001 and July 2,
    2000, respectively                      431                  432
  Additional paid-in capital            238,558              239,475
  Retained deficit                     (118,905)             (77,357)
  Deferred compensation                      -                  (788)
  Treasury stock, at cost-52,800 Class
    A and 5,280,000 Class B shares       (3,108)              (3,108)
                                   ----------------------------------------
    Total stockholders' equity          117,240              158,918
                                   ----------------------------------------
  Total liabilities and
   stockholders' equity                $200,400             $224,641
                                   ========================================

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                Three Months Ended         Nine Months Ended
                               -------------------------------------------------
                                 April 1,    March 26,   April 1,     March 26,
                                   2001         2000       2001         2000
                               ------------- ---------- ----------- ------------
Net revenues                     $103,221      $83,763   $309,980     $257,747
Cost of revenues                   64,020       54,143    188,210      161,886
                               ------------- ---------- ----------- ------------
Gross profit                       39,201       29,620    121,770       95,861
Operating expenses:
  Marketing and sales              32,251       35,507    117,607      111,772
  Technology and development        4,253        4,097     13,361       11,999
  General and administrative        6,969        6,773     20,981       21,949
  Depreciation and amortization     5,383        4,487     15,704       10,202
                               ------------- ----------- ---------- ------------
   Total operating expenses        48,856       50,864    167,653      155,922
                               ------------- ----------- ---------- ------------
Operating loss                     (9,655)     (21,244)   (45,883)     (60,061)
Other income (expense):
  Interest income                   1,402        1,894      4,821        6,153
  Interest expense                   (333)        (294)      (985)      (1,116)
  Other, net                           76          107        499          194
                               ------------- ----------- ---------- ------------
Total other income (expense)        1,145        1,707      4,335        5,231
                               ------------- ----------- ---------- ------------

Loss before income taxes and
  minority interests               (8,510)     (19,537)   (41,548)     (54,830)
Benefit from income taxes             -            268        -            867
                               ------------- ----------- ----------- -----------
Loss before minority interests     (8,510)     (19,269)   (41,548)     (53,963)
Minority interests in operations
  of consolidated subsidiaries        -              4        -             43
                               ------------- ----------- ----------- -----------
Net loss                          $(8,510)    $(19,265)  $(41,548)    $(53,920)
                               ============= =========== =========== ===========

Basic and diluted net loss
  per common share                 $(0.13)      $(0.31)    $(0.65)      $(0.90)
                               ============= =========== =========== ===========

Weighted average shares used in
  the calculation of basic and
  diluted net loss per
  common share                     64,187       62,667     64,186       59,711
                               ============= =========== =========== ===========

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    Nine Months Ended
                                         --------------------------------------
                                           April 1, 2001      March 26, 2000
                                         ------------------ -------------------
      Operating activities:
      Net loss                                $(41,548)          $(53,920)
      Reconciliation of net loss to net
        cash used in operations:
      Depreciation and amortization             15,704             10,202
      Deferred income taxes                        -                  893
      Management put liability                     -                1,451
      Bad debt expense                             137                607
      Minority interests                           -                  (43)
      (Reduction)/amortization of
        deferred compensation                     (155)               289
      Gain on sale of investment                  (343)               -
      Other non-cash charges                       (99)               118
      Changes in operating items,
        excluding the effects of
        acquisitions:
             Receivables                        (1,230)            (2,824)
             Inventories                        (5,404)            (7,029)
             Prepaid and other                    (108)              (848)
             Accounts payable and
              accrued expenses                  11,266             29,437
             Other assets                        2,106             (4,118)
             Other liabilities                     355                858
                                         ------------------ -------------------
        Net cash used in operating
          activities                           (19,319)           (24,927)

      Investing activities:
      Acquisitions, net of cash acquired           -              (25,515)
      Purchase of investments                   (3,000)            (1,000)
      Sale of investments                        1,188                  -
      Proceeds from sale of business               -                2,488
      Capital expenditures, net of
        non-cash expenditures                  (10,644)           (16,760)
      Notes receivable                              13                296
                                         ------------------ -------------------
        Net cash used in investing
          activities                           (12,443)           (40,491)

      Financing activities:
      Proceeds from issuance of common
        stock, net                                  25            115,840
      Proceeds from bank borrowings             16,510             20,340
      Repayment of notes payable and
        bank borrowings                        (12,685)           (39,868)
      Payment of capital lease obligations      (1,052)            (1,488)
                                         ------------------ -------------------
        Net cash provided by financing
          activities                             2,798             94,824
                                         ------------------ -------------------
      Net change in cash and equivalents       (28,964)            29,406
      Cash and equivalents:
        Beginning of period                    111,624             99,183
                                         ------------------ -------------------
        End of period                         $ 82,660           $128,589
                                         ================== ===================

See accompanying notes to consolidated financial statements.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 1, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2001.

The balance sheet at July 2, 2000 has been derived from the audited financial statements at that date. Certain prior period amounts have been reclassified to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 2, 2000.


Comprehensive Loss

For the three and nine months ended April 1, 2001 and March 26, 2000, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.


Note 2 - Acquisitions and Disposition

Acquisition of GreatFood.com, Inc.

On November 24, 1999, the Company completed its acquisition of GreatFood.com, Inc. ("GreatFood.com"), an online retailer of specialty and gourmet food products. The purchase price of approximately $18.9 million was funded with a portion of the net proceeds available from the Company's initial public offering ("IPO"). The acquisition has been accounted for as a purchase and, accordingly, the operating results of GreatFood.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $18.9 million, is being amortized over three years.


Acquisition of TheGift.com, Inc.

On November 12, 1999, the Company completed its acquisition of TheGift.com, Inc. ("TheGift.com"), an online retailer of specialty gift products. The purchase price of approximately $1.5 million was funded through the issuance of 117,379 shares of the Company's Class A common stock, as determined based upon the average closing price of the Company's common stock for the five days prior to the date of acquisition. The acquisition has been accounted for as a purchase and, accordingly, the operating results of TheGift.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $1.7 million, is being amortized over three years.


Disposition of Floral Works, Inc.

On January 12, 2000, the Company completed the sale of its majority owned Floral Works, Inc. ("Floral Works") subsidiary to a private investment firm. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of $3.1 million approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture.

                    1-800-FLOWERS.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)



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


                                              Nine Months Ended
                                 --------------------------------------------
                                     April 1, 2001         March 26, 2000
                                 ----------------------  --------------------
                                    (in thousands, except per share data)
     Net revenues (*)                  $309,980              $255,278
     Loss from operations               (45,883)              (67,893)
     Net loss                           (41,548)              (61,443)
     Net loss per common share           $(0.65)               $(1.03)

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


Note 3 - Redeployment Charge

In June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2.1 million. The principal actions of the charge relate to the Company's plan to close certain retail stores in connection with its strategic redeployment of its retail network as direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing call volume requirements while reducing costs per call. The redeployment will be completed in phases during fiscal year 2001. The Company completed the closure of its Marietta, Georgia service center during October 2000, and in November 2000 opened a new service center in Ardmore, Oklahoma. During the nine months ended April 1, 2001, $0.3 million was charged against the accrual, and at April 1, 2001, a balance of $1.8 million remains, consisting primarily of accruals for future lease commitments and the write-off of corresponding lease-hold improvements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)



Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:


                                               April 1, 2001     July 2, 2000
                                              --------------- -----------------
                                                         (in thousands)
Commercial notes and revolving credit lines        $10,287            $6,431
Seller financed acquisition obligations                264               295
Obligations under capital leases                     6,544             4,554
                                              --------------- -----------------
                                                    17,095            11,280
Less current maturities of long-term debt
 and obligations under capital leases                4,777             1,839
                                              --------------- -----------------
                                                   $12,318            $9,441
                                              =============== =================

In January 2001, the Company obtained a $10.0 million equipment lease line of credit with a bank. Interest under this line, which matures in January 2006, is determined at the time of borrowing based on the bank's base rate. On January 10, 2001, the Company financed $2.6 million of equipment purchases through such lease line. The borrowings, which bear interest at 6.35% annually, are payable in 60 equal monthly installments of principal and interest commencing in February 2001. Borrowings under the line are collateralized by the underlying equipment purchased and an equal amount of pledged investments.


Note 5 - Stockholders' Equity

Stock Split

On July 7, 1999, the board of directors and stockholders approved an amendment to the Company's certificate of incorporation, effective on July 28, 1999, that increased the number of authorized shares of preferred stock to 10,000,000 and provided for a ten-for-one split of the outstanding shares of common stock. Accordingly, the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the stock split.


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

Overview

1-800-FLOWERS.COM, Inc. is a leading multi-channel retailer of thoughtful gifts for all occasions, offering an extensive array of fresh-cut flowers, plants, gift baskets, gourmet foods, home decor, garden merchandise and other specialty gift products. The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, the Company has evolved into a "next age" retailer providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores.

The Company expects to incur losses for the foreseeable future as a result of the significant operating and capital expenditures required to achieve its objectives. However, the Company expects to achieve positive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the fourth quarter of fiscal 2001 and for the fiscal year ending June 30, 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenditures. The Company's prospects for achieving positive EBITDA and profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce, including those described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report.

Results of Operations

Net Revenues

                          Three Months Ended                      Nine Months Ended
                      --------------------------             --------------------------
                        April 1,     March 26,                April 1,       March 26,
                          2001          2000      % Change     2001            2000       % Change
                      ------------- ------------  ---------  ------------- ------------   --------
                            (in thousands)                         (in thousands)
Net revenues:
   Telephonic              $48,642       $46,454       4.7%      $169,116      $160,582      5.3%
   Online                   47,139        29,718      58.6%       120,269        69,705     72.5%
   Retail/fulfillment        7,440         7,591      (2.0%)       20,595        27,460    (25.0%)
                          --------       -------                 --------      --------
Total net revenues        $103,221       $83,763      23.2%      $309,980      $257,747     20.3%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. Telephonic and online revenues (together, referred to as the Company's "virtual sales channels") increased approximately 25.7% during both the three and nine months ended April 1, 2001, in comparison to the respective periods of the prior fiscal year. The revenue growth was primarily attributable to increased order volume and average order value, which resulted from more efficient marketing efforts, strong brand name recognition and the Company's continued expansion into non-floral products, including a broad range of items such as plants, candies and gourmet foods, home and garden merchandise and other specialty gifts.

The Company fulfilled a total of 1,532,000 and 4,563,000 orders through its virtual sales channels during the three and nine months ended April 1, 2001, respectively, representing increases of 21.5% and 22.3%, in comparison to the same periods of the prior fiscal year. The growth was primarily the result of online order volume increases of 50.5% and 58.7% during the three and nine months ended April 1, 2001, respectively, in comparison to the same periods of the prior fiscal year. Additionally, during the three and nine months ended April 1, 2001 the Company's virtual sales channel average order value increased to $62.50 and $63.42, respectively, representing increases of 3.6% and 2.8%, in comparison to the same periods of the prior fiscal year. Complementing the increase in online volume, orders derived from the Company's telephonic sales channel continue to remain strong, further demonstrating the benefit of offering our customers multiple channel access to our products and services. Non-floral products accounted for 31.5% and 40.6% of total virtual net revenues during the three and nine months ended April 1, 2001, respectively, compared to approximately 20.9% and 34.6% during the same periods of the prior fiscal year.

The decrease in retail/fulfillment revenues during the three and nine months ended April 1, 2001, in comparison to the same period of the prior fiscal year, was due to a $0.4 million and $7.2 million reduction, respectively, in floral wholesale net revenues, resulting from the disposition of the Company's Floral Works subsidiary in January 2000, partially offset by an increase in revenues from its owned retail stores. The Company does not expect to materially increase the number of owned retail stores in the foreseeable future.

Gross Profit

                       Three Months Ended                  Nine Months Ended
                    ----------------------             -----------------------
                    April 1,     March 26,              April 1,     March 26,
                      2001         2000     % Change      2001        2000      % Change
                    ----------  ----------  --------   ---------    ----------  ---------
                          (in thousands)                     (in thousands)
Gross profit        $39,201      $29,620      32.3%     $121,770       $95,861     27.0%
Gross margin %       38.0%        35.4%                   39.3%         37.2%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates, and fees paid directly to florists), the cost of merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer operations and to properties that are sublet to the Company's franchisees. Gross profit increased during the three and nine months ended April 1, 2001, in comparison to the same periods of the prior fiscal year, primarily as a result of increased order volume and average order value. Gross margin percentages increased during the three and nine months ended April 1, 2001, over the respective periods of the prior fiscal year, primarily due to increased online service and shipping charges, aligning them with industry norms, and the continued growth in non-floral product sales, which generate a higher gross margin. In addition, gross margin percentage was further improved by enhanced customer service through the implementation of stricter quality control standards and enforcement methods which reduced the rate of credits and replacements on floral orders. The increase in gross margin percentage was partially offset by the aforementioned increase in the average order value on florist fulfilled orders which, while generating a higher gross profit, resulted in a lower gross margin percentage because the Company's fixed service charge is spread over a higher sales price.


Marketing and Sales Expense

                                Three Months Ended                     Nine Months Ended
                            ---------------------------            --------------------------
                              April 1,      March 26,                April 1,      March 26,
                                2001          2000      % Change      2001           2000      % Change
                            ------------- ------------- ---------  -----------   ------------  --------
                                  (in thousands)                         (in thousands)
Marketing and sales           $32,251        $35,507     (9.2%)      $117,607       $111,772      5.2%
Percentage of net revenues     31.2%          42.4%                    37.9%          43.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, costs associated with retail store, customer service center and fulfillment center operations and related operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased to 31.2% and 37.9% (35.6%, exclusive of the non-recurring charge discussed below) of net revenues during the three and nine months ended April 1, 2001, respectively, compared to 42.4% and 43.4% during the same periods of the prior fiscal year, as a result of volume related efficiencies and cost-effective advertising, coupled with the Company's strong brand name and savings realized from successful renegotiations of certain of its portal agreements. The increase in marketing and sales expense during the nine months ended April 1, 2001, in comparison to the same period of the prior fiscal year, was primarily attributable to a non-recurring charge of $7.3 million ($0.11 per diluted share), associated with the termination of an interactive marketing agreement with one of the Company's portal partners. The Company subsequently entered into a new, enhanced five-year, $22.1 million agreement with the same portal partner, thereby reducing the Company's continuing annualized expense with such partner by $5.6 million. The balance of the increase in marketing and sales expense over the prior fiscal year was primarily attributable to volume driven order fulfillment and customer service expenses.

In order to continue to execute its business plan, in future periods, the Company expects to continue to invest significantly in its marketing and sales efforts to continue to acquire new customers, while also leveraging its already significant customer base through cost-effective customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan which is continually evaluated and revised to reflect the results of the Company's market research, which seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its Internet portal partners to ensure that such relationships continue to generate cost-effective incremental volume. As such, the Company expects spending will continue to decrease as a percentage of net revenues, in comparison to prior years.

Technology and Development Expense

                                 Three Months Ended                   Nine Months Ended
                               ----------------------             -------------------------
                               April 1,    March 26,                April 1,      March 26,
                                  2001       2000       % Change      2001          2000      % Change
                               ----------  ----------   --------  -----------    ----------   --------
                                    (in thousands)                     (in thousands)
Technology and development      $4,253      $4,097        3.8%     $13,361        $11,999       11.4%
Percentage of net revenues       4.1%        4.9%                    4.3%           4.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. The increase in technology and development expense during the three and nine months ended April 1, 2001, in comparison to the same periods of the prior fiscal year, was primarily attributable to on-going development costs incurred to enhance the content and functionality of the Company's web sites, as well as enhancements to the Company's fulfillment and database systems and volume related increases in web hosting fees charged by the Company's third-party hosting facility. During the three months ended April 1, 2001, the Company transitioned its Web-hosting function in-house, thereby providing for future cost efficiencies, while improving operating flexibility and providing additional back-up and system redundancy. During the three and nine months ended April 1, 2001, the Company expended $7.0 million and $21.2 million, respectively, on technology and development, of which $2.7 million and $7.8 million has been capitalized. Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending, particularly in the areas of web site hosting and development and database management, will decrease in comparison to prior fiscal years as the Company continues to benefit from previous investments in its current technology platform.


General and Administrative Expense

                              Three Months Ended                    Nine Months Ended
                           -------------------------           -------------------------
                            April 1,      March 26,              April 1,     March 26,
                              2001           2000     % Change     2001         2000     % Change
                           -----------    ----------  -------- -----------  ------------ --------
                                  (in thousands)                     (in thousands)
General and administrative   $6,969         $6,773      2.9%     $20,981     $21,949      (4.4%)
Percentage of net revenues    6.8%           8.1%                  6.8%        8.5%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense during the three months ended April 1, 2001, in comparison to the same period of the prior fiscal year, was primarily the result of increased insurance costs partially offset by various cost reduction initiatives. The decrease in general and administrative expense during the nine months ended April 1, 2001, in comparison to the same period of the prior fiscal year, was attributable to a $1.5 million charge recorded in August 1999 to account for the increase in the management put liability associated with the Company's acquisition of the minority shareholders' interest in Plow & Hearth. Exclusive of such prior fiscal year charge, general and administrative expense increased by $0.5 million over the prior fiscal year due to increased insurance costs and incremental administrative costs associated with operating as a public company. The Company believes that its general and administrative infrastructure is sufficient to support its existing requirements and, as such, the Company expects general and administrative expenses will continue to decline as a percentage of net revenues, in comparison to prior fiscal years.

Depreciation and Amortization Expense

                                 Three Months Ended                Nine Months Ended
                               ----------------------           ----------------------
                               April 1,     March 26,             April 1,   March 26,
                                 2001         2000     % Change    2001        2000    % Change
                               ---------- -----------  -------- -----------  --------- --------
                                    (in thousands)                    (in thousands)
Depreciation and amortization    $5,383      $4,487     20.0%    $15,704      $10,202    53.9%
Percentage of net revenues        5.2%        5.4%                 5.1%         4.0%



The increases in depreciation and amortization expense during the three and nine months ended April 1, 2001 over the comparable periods of the prior fiscal year resulted from additional capital expenditures in information systems hardware and software. In addition to the increase in depreciation caused by the aforementioned capital expenditures, goodwill amortization for the nine months ended April 1, 2001 increased in comparison to the prior year as a result of the November 1999 acquisitions of GreatFood.com and TheGift.com.

Other Income (Expense)

                     Three Months Ended                  Nine Months Ended
                  -----------------------           ---------------------------
                   April 1,     March 26,             April 1,     March 26,
                     2001          2000   % Change      2001          2000      % Change
                  ------------- --------- --------- ------------ -------------- ---------
                       (in thousands)                       (in thousands)

Interest income     $1,402        $1,894    (26.0%)    $4,821       $6,153       (21.6%)
Interest expense      (333)         (294)    13.3%       (985)      (1,116)      (11.7%)
Other                   76           107    (29.0%)       499          194       157.2%
                  ----------     --------             --------     --------
                    $1,145        $1,707    (32.9%)    $4,335       $5,231       (17.1%)

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense primarily attributable to the Company's capital leases and mortgage notes. In November 2000, the Company recognized a gain of $0.3 million on the sale of its minority investment in American Floral Services, Inc. ("AFS").

Income Taxes

Based on the utilization of loss carrybacks available during fiscal 2000, the Company recorded tax benefits of $0.3 million and $0.9 million during the three and nine months ended March 26, 2000, respectively. All available loss carrybacks were fully utilized during fiscal 2000, and therefore no similar benefit has been recorded during any period of fiscal 2001. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims.

Liquidity and Capital Resources

At April 1, 2001, the Company had working capital of $45.6 million, including cash and equivalents of $82.7 million, compared to working capital of $82.1 million, including cash and equivalents of $111.6 million, at July 2, 2000.

Net cash used in operating activities of $19.3 million for the nine months ended April 1, 2001 was primarily attributable to net losses, reduced by non-cash charges of depreciation and amortization and working capital changes comprised primarily of increases in accounts payable and accrued expenses, partially offset by increases in inventory associated with the Company's expansion into non-floral product lines and in anticipation of the upcoming Easter and Mother's Day holidays.

Net cash used in investing activities was $12.4 million for the nine months ended April 1, 2001 and consisted primarily of capital expenditures for computer hardware and software, including the development and implementation of a scalable, Company-operated hosting facility, installation of a new state-of-the-art inventory warehouse management system at the Company's principal fulfillment center and the opening of a new 300 seat service center in Ardmore, Oklahoma. In addition, based upon the Company's assessment of its future cash requirements, during the three months ended April 1, 2001, the Company invested $3.0 million in long-term investment grade government and corporate securities. Such expenditures were offset by the proceeds realized from the sale of the Company's investment in AFS in November 2000. The Company expects that as it begins its return to positive cash flow, that it will continue to reallocate available cash balances into longer term securities in order to maximize the return on its investments.

Net cash provided by financing activities was $2.8 million for the nine months ended April 1, 2001, resulting primarily from the net proceeds from long-term bank borrowings to finance the purchase of the aforementioned hosting equipment, inventory warehouse management system, offset by repayments of amounts outstanding under the Company's credit facilities and capital lease obligations.

The Company intends to continue to invest in support of its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition and acquire new customers, expansion of its product lines to include a broad variety of specialty gift and gourmet items, and the further development of its Web site and operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

The Company's operating results may suffer if revenues during the Company's peak seasons do not meet its expectations. Sales of the Company's products are seasonal, concentrated in the second calendar quarter, due to Mother's Day, Administrative and Professionals' Week and Easter, and the fourth calendar quarter, due to the Thanksgiving and Christmas holidays. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

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

If the Company does not cost effectively market its products, its advertising expenses will increase and reduce its income The Company must advertise its products effectively and cost efficiently in order to increase sales and maintain its expenses. If the Company does not advertise effectively, it will likely be necessary to increase marketing expenditures to maintain its revenue growth. As a result, the Company's customer acquisition costs will increase, leading to an increase in expenses and a decrease in income.

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. The Company expects that while a greater percentage of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL, Yahoo!, and the Microsoft Network for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, its customers may not shop with the Company again. Floral orders placed by the Company's customers are fulfilled by local florists, a majority of which are either part of the Company's "BloomNet" network of independent florists or the Company's owned or franchised stores. Except for the 43 Company-owned stores as of April 1, 2001, the Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company's non-floral products. Non-floral products are delivered to customers either directly from the manufacturer or from the Company's distribution facility in Virginia. The Company has established relationships with the United States Postal Service, Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to raise the prices they charge to ship the Company's goods, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to its customers and adversely affect its customer relationships.

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

Competition in the floral, plant, gift basket, gourmet treat, specialty gift and home and garden industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

        o retail floral shops, some of which maintain toll-free telephone numbers;
        o  online floral retailers;
        o  catalog companies that offer floral products;
        o  floral telemarketers and wire services;
        o  supermarkets and mass merchants with floral departments; and
        o  specialty gift retailers.

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

If AT&T and MCI do not adequately maintain the Company's telephone service, the Company may experience system failures and its revenues may decrease. The Company is dependent on AT&T and MCI to provide telephone services to its customer service centers. If AT&T and MCI experience system failures or fail to adequately maintain the Company's systems, the Company would experience interruptions and its customers might not continue to utilize its services. If the Company does not maintain its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its telephone service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company's operations or require it to incur significant unanticipated costs.

Interruptions in FTD's Mercury system or a reduction in the Company's access to this system may disrupt order fulfillment and create customer dissatisfaction. A portion of the Company's customers' orders are communicated to the fulfilling florist through FTD's Mercury system. The Mercury system is an order processing and messaging network used to facilitate the transmission of floral orders between florists. The Mercury system has in the past experienced interruptions in service. If the Mercury system experiences interruptions in the future, the Company would experience difficulties in fulfilling its customers' orders and many of its customers might not continue to shop with the Company.

If the Company is unable to hire and retain key personnel, its business and growth may suffer. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann. In addition, the Company has recently hired or promoted several new members to its senior management team to help manage its growth and it may need to recruit, train and retain additional employees, particularly employees with technical backgrounds. These individuals are in high demand and the Company is not certain it will be able to attract the personnel it needs. The loss of the services of any of the Company's executive management or key personnel, its failure to integrate any of its new senior management into its operations or its inability to attract qualified additional personnel could cause its growth to suffer and force it to expend time and resources in locating and training additional personnel.

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

Unauthorized use of the Company's intellectual property by third parties may damage its brand. Unauthorized use of the Company's intellectual property by third parties may damage its brand and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company may be unable to register its intellectual property in some foreign countries, and furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

If states begin imposing state sales and use taxes, the Company may lose sales or incur significant expenses in satisfaction of these obligations. At present, except for the Company's retail store operations, the Company does not collect sales or other similar taxes in respect of sales and shipments of its products in states other than those where the Company's telephonic and interactive sales channels have applicable nexus. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as 1-800-FLOWERS.COM. A successful assertion by one or more of these states that the Company should have collected or be collecting sales tax on the sale of its products could result in additional costs and corresponding price increases to its customers. Any imposition of state sales and use taxes on the Company's products sold over the Internet may decrease customers' demand for its products and revenue.

Recent federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on e-commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. state and local governments would create administrative burdens for the Company and could decrease future sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in investment grade corporate and U.S. government securities and, secondarily, certain of its financing arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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





                                             1-800-FLOWERS.COM, Inc.
                                             (Registrant)




Date:  May 16, 2001                          /s/ James F. McCann
                                             ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date:  May 16, 2001                          /s/ William E. Shea
                                             ----------------------------------
                                             William E.Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)