Form 10-K
period 2001-07-01
1 800 FLOWERS COM INC
filed 2001-10-01
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             --                        -- --
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 1, 2001

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  11-3117311
---------------------------------                     ----------
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

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on September 24, 2001 as reported on the Nasdaq National Market, was approximately $147,548,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   26,694,182
 (Number of shares of class A common stock outstanding as of September 24, 2001)

                                   37,661,665
 (Number of shares of class B common stock outstanding as of September 24, 2001)

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the
SEC within 120 days of July 1, 2001, are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.

                                    FORM 10-K
                     For the fiscal year ended July 1, 2001

                                      INDEX


PART I
  Item 1.      Business                                                    1

  Item 2.      Properties                                                 20

  Item 3.      Legal Proceedings                                          20

  Item 4.      Submission of Matters to a Vote of Security Holders        20

PART II
  Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                        21

  Item 6.      Selected Financial Data                                    23

  Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        25

  Item 7A.     Quantitative and Qualitative Disclosures about
               Market Risk                                                34

  Item 8.      Financial Statements and Supplementary Data                35

  Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        35

PART III
  Item 10.     Directors and Executive Officers of the Registrant         35

  Item 11.     Executive Compensation                                     35

  Item 12.     Security Ownership of Certain Beneficial Owners
               and Management                                             35

  Item 13.     Certain Relationships and Related Transactions             35

Part IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                36

  Signatures                                                              38

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


Item 1. BUSINESS

The Company

With one of the most recognized brands in gift retailing, 1-800-FLOWERS.COM, Inc. provides a broad range of thoughtful gift products including flowers, plants, gourmet foods, candies, gift baskets and other unique gifts to customers around the world via: the Internet at (www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377) 24 hours a day, 7 days a week; or by visiting one of its Company-owned or franchised stores. The Company's product line is extended by the merchandise sold through its subsidiaries which include The Plow & Hearth, Inc. ("Plow & Hearth(R)"), (phone: 1-800-627-1712 and web: www.plowhearth.com) a direct marketer of home decor and garden merchandise, GreatFood.com, Inc. ("GreatFood.com(R)") (www.greatfood.com) an online retailer of gourmet food products, and The Children's Group, Inc., a direct marketer of children's gifts, operating under the HearthSong(R) (www.hearthsong.com) and Magic Cabin Dolls(R) (www.magiccabindolls.com) brands. 1-800-FLOWERS.COM(R) currently maintains strategic online relationships with AOL Time Warner ("AOL"), Yahoo! Inc. ("Yahoo!"), and Microsoft Corporation ("Microsoft") among others. The Company's website recently earned "Best of the Web" honors from Forbes magazine.

As of July 1, 2001, the Company had sold its products to approximately 12.1 million customers since 1996, of which approximately 3.0 million were added in the previous twelve months. The Company offers over 2,700 varieties of fresh-cut and seasonal flowers, plants and floral arrangements and more than 7,800 stock keeping units ("SKUs") of gifts, gourmet foods and home and garden products, including garden accessories and casual lifestyle furnishings, as well as over 4,000 items for children, comprised of unique toys, games and educational products. The Company is committed to providing its customers the best possible shopping experience through superior service and a 100% satisfaction guarantee.

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

The Origins of 1-800-FLOWERS.COM

The Company's operations began in 1976 when James F. McCann, its Chairman and Chief Executive Officer, acquired a single retail florist in New York City, which he subsequently expanded to a 14-store chain. Thereafter, the Company modified its business strategy to take advantage of the rapid emergence of toll-free calling. The Company acquired the right to use the toll-free telephone number 1-800-FLOWERS, adopted it as its corporate identity and began to aggressively build a national brand around it. The Company believes it was one of the first companies to embrace this new way of conducting business.

To support the growth of its toll-free business and to provide superior customer service, the Company developed an operating infrastructure that incorporated the best available technologies. Over time, the Company implemented a sophisticated transaction processing system that facilitated rapid order entry and fulfillment, an advanced telecommunications system and multiple customer service centers to handle increasing call volume.

To enable the Company to deliver products reliably nationwide on a same-day or next-day basis and to market pre-selected, high-quality floral products, the Company created BloomNet, a nationwide network of independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

In the early 1990s, the Company recognized the emergence of the Internet as a significant strategic opportunity and moved aggressively to embrace this new medium. By taking advantage of investments in its infrastructure, the Company was able to quickly develop and implement an online presence. As a result, the Company was one of the first companies to market products online through CompuServe beginning in 1992 and AOL beginning in 1994 (keyword: flowers). In April 1995, the Company opened its fully functional, e-commerce Web site (www.1800flowers.com) and subsequently entered into strategic relationships with AOL, Yahoo! and Microsoft, among others, to build its online brand and customer base.

The Company's online presence has enabled it to expand the number and types of products it can effectively offer. As a result, the Company has developed relationships with customers who purchase products not only for gifting occasions but also for everyday consumption. Since 1995, the Company has broadened its product offerings of flowers, gourmet foods and gifts and added complementary home and garden merchandise through its April 1998 acquisition of Plow & Hearth and further expanded its gourmet food line through its November 1999 acquisition of GreatFood.com. Most recently, in June 2001, the Company completed its acquisition of selected assets from subsidiaries of Foster & Gallagher, Inc., adding unique and educational children's toys and games to the Company's product offerings (such acquisition hereinafter referred to as the "Children's Group").


The Company's Strategy

The Company has built its brand as a source for thoughtful gift products and expects to introduce new products and services consistent with this mission. As such, the Company's objective is to be the leading provider of flowers, specialty or other socially expressive gifts, gourmet foods and products for the home and garden. The key elements of its strategy to achieve this objective are:

Aggressively Extend the Company's Brand. The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings to complementary products, including giftware, gourmet foods, home and garden merchandise, and most recently, children's toys and games. This extension of product offerings has enabled the Company to increase the frequency of purchases by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as attract a significant number of new customers.

The Company believes its brand is characterized by:

o Convenience. All of the Company's product offerings can be purchased either via the Company's toll-free telephone number from their home or office 24 hours a day, seven days a week, or via the web for those customers who prefer a visual representation of their product selection. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
o Delivery. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet(R) (comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers, and franchise stores), with the Company owned distribution centers in Madison, Virginia and Vandalia, Ohio and brand-name vendors who ship directly to the Company's customers. In excess of 80% of these fulfillment points are connected by the Company's proprietary "BloomLink(R)" communication system, an internet based system through which orders and related information is transmitted.
o    Selection.  Over the  course  of a year,  the  Company  offers  over  2,700 varieties of fresh-cut and seasonal flowers, plants and floral arrangements, and more than 7,800 SKUs of gifts, gourmet foods and home and garden products, including garden accessories and casual lifestyle furnishings, as well as over 4,000 items for children, comprised of unique and educational toys and games.
o Customer Service. The Company ensures that customer service, whether online, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates three customer service facilities to ensure helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

The Company's goal is to make the 1-800-FLOWERS.COM brands synonymous with thoughtful gifting. To do this, the Company intends to continue to invest in its brands through the use of selective media, public relations and strategic internet portal relationships, while capitalizing on the Company's significant and loyal customer base through cost-effective customer retention programs.

As part of the Company's continuing effort to broaden its product offerings and serve the thoughtful gifting needs of its customers, the Company intends to market other high-quality brands in addition to 1-800-FLOWERS. The Company intends to accomplish this through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. In keeping with this strategy, in June 2001, the Company acquired the Children's Group, with two brands of unique and educational children's toys and games. In fiscal 2000 the Company acquired GreatFood.com and TheGift.com, Inc. ("TheGift"), online retailers of gourmet foods and specialty gift products, respectively. In addition, the Company has formed strategic relationships with Lenox, Incorporated to enable the Company's customers to purchase a selected line of collectible and precious gift products and with Finlay Fine Jewelry Corporation, which is a provider of fine jewelry products on the Company's Web site.

Expand its Product Offerings. The Company's wide selection of products creates the opportunity to have a relationship with customers who purchase products not only for gift-giving occasions but also for everyday consumption. The Company's merchandising team works closely with manufacturers and suppliers to select and design its principal floral, gift, gourmet food, home and garden and children's toys, as well as other related products that accommodate our customers' needs to celebrate a special occasion, convey a sentiment or cater to a casual lifestyle. As part of this continuing effort, the Company intends to increase the number of, as well as expand its relationships with, product manufacturers or, where appropriate, acquire businesses with complementary product lines.

Enhance its Customer Relationships. The Company intends to enhance its relationships with its customers, encouraging more frequent and more extensive use of its Web site, by continuing to provide product-related content and interactive features. The Company will also continue to improve its customers shopping experience by personalizing the features of its Web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. As of July 1, 2001, the Company's total database of customers numbered approximately 12.1 million, 4.0 million of which have transacted business with the Company online.

In addition, the Company believes it has a significant opportunity to expand its corporate accounts and intends to focus greater resources on developing customized plans for its corporate customers, such as its existing programs with IBM, JPMorgan Chase and Liberty Mutual, to meet their gifting needs and those of their employees.

Increase the Number of Online Customers. To increase the number of customer orders placed through its cost-effective Web site, the Company intends to continue to:

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

Capitalize upon the Company's Technology Infrastructure. The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible purchasing experience, whether online or over the telephone.

The Company's online and telephonic orders are fed directly from the Company's secure Web site, or with the assistance of a floral and gift counselor, into a transaction processing system which captures the required customer and recipient information. The system then selects a vendor to fulfill the customer's order and electronically transmits the necessary information for fulfillment. In addition, the Company's customer service representatives are electronically linked to this system, enabling them to assist in order fulfillment and subsequently track various customer and/or order information. During the past several years, the Company has invested heavily in building a scalable technology platform to support the Company's growing order volume. During the latter half of fiscal 2001, the Company began realizing the cost savings generated by bringing its Web-hosting and development capabilities in-house, which also provided improved operational flexibility and additional back-up capacity and system redundancy. Although the Company will continue to make significant investments and use the best available technologies in order to improve its operations, the Company intends on leveraging its existing infrastructure capabilities, thereby allowing for a reduction in overall technology spending, while providing resources to focus on customer specific projects to ensure that our customers are provided the best possible shopping experience. In particular, the Company intends to:

o    continue to improve functionality, speed and ease of use of its Web site;
o    enhance order tracking and delivery confirmation capabilities;
o    provide improved search options and gift reminder programs;
o improve its ability to analyze its database of customer and recipient information and conduct personalized one-to-one marketing;
o    further expand the functionality and features of BloomLink; and
o integrate the Vandalia, Ohio distribution facility's warehouse management system, acquired in June 2001 as part of the Company's acquisition of the Children's Group, to improve product flow and shipping capabilities.

Continue to Improve the Company's Fulfillment Capabilities. A majority of the Company's customers' purchases of floral and floral-related gift products are fulfilled through one of approximately 1,500 fulfillment centers in BloomNet. This allows the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers' need for prompt delivery. In addition, the Company is better able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects BloomNet members for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

The Company fulfills most of its gift basket and gourmet food items primarily through members of BloomNet or third-party vendors that ship products directly to the customer by next-day or other delivery methods chosen by the customer. The Company selects its third-party vendors based upon the quality of their products, their reliability and their ability to meet volume requirements. The Company primarily packages and ships its home and garden products, from its advanced 300,000 square foot distribution center located in Madison, Virginia, or through the Company's 200,000 square foot distribution center in Vandalia, Ohio. Shipment of children's merchandise is primarily facilitated through the Vandalia distribution center.

During fiscal 2001, the Company entered into Order Fulfillment Agreement(s) with selected BloomNet members to operate LFC's to facilitate the fulfillment of the Company's floral and gift orders, while further improving the Company's ability to control product quality and branding.

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members and third party gift vendors, in January 1998, the Company created BloomLink, a proprietary Internet-based communications system. At July 1, 2001, approximately 80% of the BloomNet members and 100% of gift vendors had adopted BloomLink. The Company also has the ability to arrange for international delivery of floral products through independent wire services and direct relationships.

The Company intends to improve its fulfillment capabilities to make its operations more efficient by:

o strengthening relationships with its vendors and BloomNet member florists and increasing the number of BloomLink installations in their stores;
o implementing alternative means of fulfillment, including centralized production and strategic expansion and logistical positioning of company owned fulfillment centers and LFC's;
o continuing to improve operations that support its gift, gourmet food, home and garden and children's product lines;
o integrating the Company's Vandalia, Ohio distribution facility within the Company's existing fulfillment network to improve shipping rates and delivery capabilities.

The Company's Products

The Company offers a wide range of products, including fresh-cut and seasonal flowers, floral arrangements, gifts, gourmet foods, home and garden merchandise and unique toys and games for children. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers. For the years ended July 1, 2001, July 2, 2000, and June 27, 1999 the flowers category represented 59.3%, 67.6% and 75.3% of total net revenues, respectively.

Over the course of a year, the Company's product selection consists of:

Greetings. Through its relationship with Cardstore.com, the Company provides the ability to send printed and personalized greeting cards with hundreds of fun and creative ways to express emotions, offer congratulations, or just keep in touch.

Flowers. The Company offers more than 2,000 varieties of fresh-cut and seasonal flowers and floral arrangements for all occasions and holidays, available for same-day delivery.

Plants. The Company also offers approximately 700 varieties of popular plants to brighten the home and/or office, and accent the gardens and landscapes.

Gifts Baskets.   The  Company offers more than 300 beautiful and innovative gift basket assortments.

Gourmet Food. Through its GreatFood.com brand, the Company currently offers more than 500 carefully selected gourmet food and sweet products from around the world, including candies, chocolates, nuts, cookies, fruit, imported cheeses and giftable surf-and-turf dinners.

Unique and Specialty Gifts. The Company offers 1,000 specially selected gift items, including plush toys, balloons, bath and spa items, candles, wreaths, ornaments, home accessories, giftware and fine jewelry.

Home and Garden. Through its Plow & Hearth brand, the Company offers more than 4,000 SKUs for home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and approximately 2,000 gardening items, including tools and accessories, pottery, nature-related products, books and related products.

Children's Gifts. Through the HearthSong and Magic Cabin Dolls brands the Company offers over 4,000 products, including environmentally friendly toys, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.


The Company's Web Sites

The Company offers floral, gift, gourmet food and home and garden products through its 1-800-FLOWERS.COM Web site (www.1800flowers.com). Customers may come to the Web site directly or may be referred to the Company by one of the Company's portal relationships. These relationships include AOL (keyword:flowers), Yahoo! and Microsoft and approximately 40,000 members of its online affiliate program, which the Company initiated in February 1999. The Company also offers home and garden products through the Plow & Hearth Web site (www.plowhearth.com), gourmet food products through GreatFood.com (www.greatfood.com) and children's gifts through its Hearthsong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindolls.com) Web sites. As of July 1, 2001, approximately 4.0 million customers had made a purchase through the Company's online sales channel.

The Company's Web site allows customers to easily browse and purchase its products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company's Web site offers customers detailed product information, complete with photographs, personalized shopping services, contests, home decorating and how-to tips, information on floral trends, gift-giving suggestions and information about special events and offers. The Company has designed its Web site to be fast, secure and easy to use and to enable customers to order products with minimal effort. The Company's 1-800-FLOWERS.COM Web site includes the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour 7 day customer service that are available to all its customers:

Product Search and Order Tracking. The Company has implemented sophisticated search capabilities, which enable customers to search for products by occasion, category/department, price point, flower type, brand or keyword. The Company also has a "Gift Finder" search tool, that provides popular gift ideas for each occasion. Most recently, the Company added online order tracking capabilities, which allows customers to quickly and easily view the delivery status of their purchase, as well as a "Delivery Wizard" that provides customers with expected delivery dates for each product selection.

Personalization. The Company utilizes its Web site to enhance the direct relationship with its customers, including greeting customers by name and personalized Web pages tailored to its registered customers. The "My Assistant" area of the Company's Web site enables customers to establish their floral and gift preferences, which personalizes and simplifies their visits. "My Assistant" members are also provided with an online address book for names and addresses of their gift recipients, access to their purchasing history and e-mail notification of special promotions and events at the Company's local retail stores. The Company's registered customers can also utilize its "Gift Reminder Program," which sends e-mail reminders prior to any pre-selected occasion and offers suggestions to specific flower and/or gift products.

Multiple Channel Access to Gifting Consultants. The Company's Web site offers customers the ability to use e-mail, real-time online keyboard-to-keyboard chat messaging and "click-to-talk" capability to reach one of the Company's gift consultants who can answer product questions, provide gifting suggestions or resolve order issues.

Security. The Company provides a safe and secure shopping experience within its Web site through the use of secure server software, which encrypts the customer's credit card number to protect against interception as the information is transmitted over the Internet.

Privacy. The Company recognizes the importance of maintaining the privacy of its customers. The Company uses the information gathered on its Web site from time to time to send promotional materials and to enhance the customer's shopping experience. The Company periodically makes certain information available to selected third parties for direct marketing purposes. However, customers may elect not to receive promotional information and/or instruct the Company not to make their information available to third parties. The Company's current online privacy policy, which is updated to continuously reflect current industry guidelines, is set forth on its Web site.


Marketing and Promotion

The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, build customer loyalty, increase the number of customers, encourage repeat purchases and develop additional product revenue opportunities. The Company also intends to develop and market other high-quality brands in addition to its current 1-800-FLOWERS.COM, Plow & Hearth, GreatFood.com, TheGift.com, Hearthsong and Magic Cabin Dolls brands through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. The Company markets and promotes its brand and products as follows:

The Company's Strategic Online Relationships. The Company promotes its products through strategic relationships with leading Web portals and online networks. The Company's relationships include, among others:

o AOL. The Company has worked with AOL since 1994. On September 1, 2000, the Company entered into a new five-year, $22.1 million interactive marketing agreement with AOL commencing October 1, 2001 and ending August 31, 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City, and ICQ.
o Yahoo!. The Company's products, advertisements and links to its Web site are prominently featured on Yahoo!'s online shopping channel.
o Microsoft. The Company's products, advertisements and links to its Web site are prominently featured on Microsoft's online shopping channel.

The Company's Online Affiliate Program. In addition to securing alliances with frequently visited Web sites, in February 1999 the Company established an affiliate network that has grown to approximately 40,000 Web sites operated by third parties. Affiliates may join this program through the Company's Web site and their participation may be terminated by them or by the Company at any time. These Web sites earn commissions by referring customers from their sites to the Company's Web site. The affiliates include Barnes&Noble.com, Upromise.com, Ebates.com, iWon.com, BizRate.com, SchoolPop.com and Juno.com.

Traditional Media. The Company utilizes traditional media, including television, radio, print and outdoor advertising, to market its brand and products. Traditional media allows the Company to reach a large number of customers and to target particular market segments.

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to introduce additional products to its existing customers. Through the use of the Plow & Hearth catalogs, the Company has cross-promoted its floral and gift products to its home and garden customers and the Company similarly cross-promotes the home and garden products to its floral and gift customers. The same cross-promotional efforts are being planned for the HearthSong and Magic Cabin Dolls brands, as the customer profiles for these brands match well with the Company's already established brands. For the year ended July 1, 2001, the Company mailed in excess of 60 million branded catalogs, primarily Plow & Hearth, Plow & Hearth Country Home and the 1-800-FLOWERS.COM. In addition to providing a direct sale mechanism, the Company believes that these catalogs will attract additional customers to the Company's Web sites.

E-mails. The Company is able to capitalize on its customer database of approximately 12.1 million customers, 4.0 million of which have transacted business with the Company on-line, by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

Co-Marketing and Promotions. The Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with American and Delta airlines as well as OfficeMax, American Express, VISA and MasterCard, among others.

Fulfillment Operations

The Company's customers primarily place their orders either online or over the telephone. Fulfillment of products is as follows:

Flowers. A majority of the Company's floral orders are fulfilled through BloomNet. The Company selects retail florists for BloomNet based upon the historical volume of floral purchases in a particular geographic area, the number of BloomNet florists currently serving the area and the florist's design staff, facilities, quality of floral processing, ability to fulfill orders in sufficient volume and delivery capabilities. Prior to being accepted into BloomNet, a retail florist must be approved by the Company's internal selection committee. The Company regularly monitors performance and adherence to the Company's quality standards to ensure proper product branding and packaging.

By fulfilling floral orders through BloomNet, the Company is able to deliver floral products on a same-day or next-day basis to ensure freshness and to meet the customers' need for prompt delivery. Because the Company selects these florists and receives customer feedback on their performance in fulfilling orders, it is able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which the Company believes creates a better experience for its customers and gift recipients.

The Company's relationships with its BloomNet members are non-exclusive. Many florists, including many BloomNet florists, also are members of other floral fulfillment organizations. The BloomNet agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist. As of July 1, 2001, the Company had entered into 16 Order Fulfillment Agreements with selected BloomNet members to operate LFC's. Generally, these agreements provide for a three-year term, terminable upon 30 days notice upon breach and immediately by the Company in the event of certain specified defaults by the operator of the LFC. In consideration of the operator's satisfactory performance, the Company agrees to use reasonable efforts to forward orders with a specified minimum merchandise value during each year of the agreement. The Company has not granted an exclusive territory to any operator.

In excess of 80% of BloomNet is connected to the Company electronically via BloomLink, an Internet-based electronic communications system. Where the Company is not connected via BloomLink, the Company utilizes the communication system of an independent wire service to transmit an order to the fulfilling florist. In addition, the Company ships overnight to its customers directly from growers and through its fulfillment centers.

As of July 1, 2001, the Company owns and operates 40 retail stores, located primarily in the New York and Los Angeles metropolitan areas and 7 fulfillment centers. In addition, the Company has 75 franchised stores, located primarily in California. Company owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. The Company does not expect to increase the number of owned or franchised retail stores.

Plants, Gift Baskets, Gourmet Food and Unique Gifts. The Company's plants, gift baskets, gourmet food and unique gifts are shipped directly to the customer by members of BloomNet, third-party product suppliers or through its Madison, Virginia fulfillment center using next-day or other delivery method selected by the customer. The Company's business is not dependent on any one of these third-party suppliers.

Home and Garden and Children's Toys. The Company fulfills purchases of home and garden merchandise from its Madison, Virginia fulfillment center or by third-party product suppliers using next-day or other delivery method selected by the customer. In fiscal 2001, the Company shipped approximately 1.4 million packages from this facility which employs advanced technology for receiving, packaging, shipping and inventory control. In September 2000, the Company completed the installation of a new warehouse management system to increase its capacity and reduce operating costs. During fiscal 2002, the Company will be integrating its Vandalia, Ohio children's toys' distribution facility into the Company's overall fulfillment plan. The additional capacity in Vandalia will improve product flow and shipping capabilities and eliminates the current need to expand the Madison, Virginia facility.


Technology Infrastructure

The Company believes it has an advanced technology platform. Its technology infrastructure, primarily consisting of the Company's Web site, transaction processing, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical. In recent years the Company installed an Oracle-based order processing and database management system, developed BloomLink, and upgraded its telecommunications network, including its call management system. The Company plans to continue to invest in technologies that will improve and expand its e-commerce and telecommunication capabilities.

During the latter half of fiscal 2001, the Company brought its Web-hosting and development capabilities in-house, which should result in future cost savings, while also providing improved operational flexibility and additional back-up capacity and system redundancy. The Company's back-up site is hosted by Fry Multimedia, a hosting and online services company headquartered in Ann Arbor, Michigan.

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

All of the Company's customer service centers and third-party outsourcers are connected electronically to its transaction processing system to permit the rapid transmission of, and access to, critical order and customer information. In addition, BloomLink electronically connects the Company in excess of 80% of BloomNet and 100% of its non-floral vendors.

The Company's operations center is located in its headquarters in Westbury, New York. The Company provides comprehensive facility management services, including human and technical monitoring of all production servers, 24 hours per day, seven days per week.

Competition

Although the capital markets and economic factors have had an impact on many startups in the e-commerce arena, the growing popularity and convenience of e-commerce has continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a Web site, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Some of these merchants have expanded their offerings to include competing products and may continue to do so in the future. These mass merchants, as well as other potential competitors, may be able to:

o    undertake more extensive marketing campaigns for their brands and services;
o    adopt more aggressive pricing policies; and
o make more attractive offers to potential employees, distributors and retailers.

In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are many other providers of floral products, none of which is dominant. The Company's competitors include:

o    retail floral shops, some of which maintain toll-free telephone numbers;
o    online floral retailers;
o    catalog companies that offer floral products;
o    floral telemarketers and wire services; and
o    supermarkets,   mass  merchants  and   speciality   retailers  with  floral
     departments.

Similarly, the plant, gift basket, gourmet food, unique gifts, children's toys and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products, is highly fragmented and is served by a large number of companies, none of which is dominant. Products in these categories may be purchased from a number of outlets, including mass merchants, telemarketers, retail specialty shops, online retailers and mail-order catalogs.

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


Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others,"1-800-FLOWERS.COM", "1-800-FLOWERS", "Plow & Hearth", "GreatFood.com", "TheGift.com", "HearthSong" and "Magic Cabin Dolls." The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.flowers.com, www.plowhearth.com, www.greatfood.com, www.hearthsong.com and www.magiccabindolls.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

The Company relies on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with its employees, customers, vendors and others to protect its proprietary rights. Despite the Company's precautions, it may be possible for competitors to obtain and/or use the Company's proprietary information without authorization or to develop technologies similar to the Company's and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The Company's means of protecting its proprietary rights in the United States or abroad may not be adequate.

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

In addition, third parties may assert infringement claims against the Company. The Company cannot be certain that its technologies or marks do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to its intellectual property and the intellectual property of others in the ordinary course of its business. Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the Company's business.


Employees

As of July 1, 2001, the Company had a total of approximately 2,400 full and part-time employees. During peak periods, the Company substantially increases the number of customer service and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

Additional Risk Factors that May Affect Future Results

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations may suffer.

The Company expects to incur a loss during fiscal 2002, which may reduce the trading price of its Class A common stock. The Company expects to incur significant operating and capital expenditures in order to:

o expand the 1-800-FLOWERS.COM brand through marketing and other promotional activities;
o    expand its product offering; and
o enhance the Company's technological infrastructure and order fulfillment capabilities.

Although the Company has been profitable in the past, management expects that the Company will incur a loss during the fiscal year ending June 30, 2002 as a result of these and other expenditures. However, the Company does expect to achieve positive Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the fiscal year ending June 30, 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenses. Management cannot assure you that the Company will generate revenues or reduce operating expenses sufficiently to achieve positive EBITDA and/or profitability. Even if the Company does achieve positive EBITDA and/or profitability, it may not sustain or increase positive EBITDA and/or profitability on a quarterly or annual basis in the future.

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

The Company may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue in relation to its expenses, operating results would suffer. The Company's operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future performance. It is possible that results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of the Company's Class A common stock to fall.

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

If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company's business historically has focused on offering floral and floral related gift products. Although the Company has been successful in the introduction of its expanded product lines including plants, gift baskets, gourmet food, unique or specialty gifts and home and garden categories, it expects to continue to incur significant costs in marketing these new products. If the Company's customers do not find its expanded product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

If the Company fails to develop and maintain its brand, it may not increase or maintain its customer base or its revenues. The Company must develop and maintain the 1-800-FLOWERS.COM brands to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. The Company intends to maintain its expenditures for creating and maintaining brand loyalty and raising awareness of its additional product offerings. However, if the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers leading to a reduction of revenues.

The Company's success in promoting and enhancing the 1-800-FLOWERS.COM brands will also depend on its success in providing its customers high-quality products and a high level of customer service. If the Company's customers do not perceive its products and services to be of high quality, the value of the 1-800-FLOWERS.COM brands would be diminished and the Company may lose customers and its revenues may decline.

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. The Company expects that while a greater percentage of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL, Yahoo! and the Microsoft for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, its customers may not shop with the Company again. In many cases, floral orders placed by the Company's customers are fulfilled by local independent florists, a majority of which are a part of BloomNet. The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

If a significant amount of customers are not satisfied with their purchase, the Company will be required to incur substantial costs to issue refunds, credits or replacement products. The Company offers its customers a 100% satisfaction guarantee on its products. If customers are not satisfied with the products they receive, the Company will either send the customer another product or issue the customer a refund or a credit. The Company's net income would decrease if a significant number of customers request replacement products, refunds or credits and the Company is unable to pass such costs onto the supplier.

Increased shipping costs and labor stoppages may adversely affect sales of the Company's non-floral products. Non-floral products are delivered to customers either directly from the manufacturer or from the Company's distribution facilities in Virginia and Ohio. The Company has established relationships with the United States Postal Service, Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to raise the prices they charge to ship the Company's goods, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to its customers and adversely affect its customer relationships.

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

Competition in the floral, plant, gift basket, gourmet treat, specialty gift, children's toys and games and home and garden industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

o    retail floral shops, some of which maintain toll-free telephone numbers;
o    online floral retailers;
o    catalog companies that offer floral products;
o    floral telemarketers and wire services; and
o supermarkets, mass merchants and specialty gift retailers with floral departments.

Similarly, the plant, gift basket, gourmet food, specialty gift, children's toys and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail specialty shops, online retailers and mail-order catalogs.

Competition is intense and the Company expects it to increase. Increased competition could result in:

o    price reductions, decreased revenue and lower profit margins;
o    loss of market share; and
o    increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company's results of operations.

If the Company does not accurately predict customer demand for its products, it may lose customers or experience increased costs. In the past, the Company did not need to maintain a significant inventory of products. However, as the Company expands the volume of non-floral products offered to its customers, the Company will be required to increase inventory levels and the number of products maintained in its warehouses. Because the Company has limited experience offering many of its non-floral products through its Web site, the Company may not predict inventory levels accurately. If the Company overestimates customer demand for its products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If the Company underestimates customer demand, it may disappoint customers who may turn to its competitors. Moreover, the strength of the 1-800-FLOWERS.COM brand could be diminished due to misjudgments in merchandise selection.

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

A failure to manage its internal operating and financial functions could lead to inefficiencies in conducting the Company's business and subject it to increased expenses. The Company's expansion efforts may strain its operational and financial systems. To accommodate the Company's growth, it implemented new or upgraded operating and financial systems, procedures and controls. Additionally, the Company continues to improve its operating infrastructure through technology initiatives and any failure to integrate these initiatives in an efficient manner could adversely affect its business. In addition, the Company's systems, procedures and controls may prove to be inadequate to support its future operations.

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

If third parties acquire rights to use similar domain names or phone numbers or if the Company loses the right to use its phone numbers, its brand may be damaged and it may lose sales. The Company's Internet domain names are an important aspect of its brand recognition. The Company cannot practically acquire rights to all domain names similar to www.1800flowers.com., whether under existing top level domains or those issued in the future. If third parties obtain rights to similar domain names, these third parties may confuse the Company's customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales and could damage its brand.

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

If the Company does not continue to receive rebates from wire services, its results of operations could suffer. The Company has entered into arrangements with independent wire service companies that provide it with rebates when it settles its customers' floral orders utilizing their service. If the Company cannot renew these arrangements or enter into similar arrangements on commercially reasonable terms, its results of operations could suffer. In addition, these companies may eliminate or modify the rebate structure they have in place with the Company. Any adverse modification to these rebate structures could also cause the Company's results of operations to suffer.

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

A failure to integrate the systems and operations of any acquired business with the Company's operations may disrupt its business. The Company has acquired complementary businesses and may continue to do so in the future. If the Company is unable to fully integrate the Children's Group acquisition, or any future acquisition into its operations, its business and operations could suffer, management may be distracted and its expenses may increase. Moreover, the expected benefits from any acquisition may not be realized, resulting in lost opportunities and loss of capital.

The Company's revenues may not grow if the Internet is not accepted as a medium for commerce. The Company expects to derive an increasing amount of its revenue from electronic commerce, and intends to extensively market its non-floral products online. If the Internet does not continue to gain acceptance as a medium for commerce, its revenues may not grow as the Company expects and its business may suffer. A number of factors may inhibit Internet usage, including:

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

The Company's operating results may suffer due to political and social unrest or disturbances. On September 11, 2001, terrorists attacked the World Trade Center in New York and the Pentagon in Washington, D.C. While we have not yet fully analyzed the impact that these events, or similar events, may have on our business, like other American businesses, we could be adversely impacted if such events cause a downturn in the economy, or other negative effects which cannot now be anticipated.

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

If AT&T and MCI do not adequately maintain the Company's telephone service, the Company may experience system failures and its revenues may decrease. The Company is dependent on AT&T and MCI to provide telephone services to its customer service centers. If AT&T and MCI experience system failures or fail to adequately maintain the Company's systems, the Company would experience interruptions and its customers might not continue to utilize its services. If the Company loses its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its telephone service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company's operations or require it to incur significant unanticipated costs.

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

If the Company is unable to hire and retain key personnel, its business and growth may suffer. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann. In addition, the Company has recently hired or promoted several new members to its senior management team to help manage its business and growth. The loss of the services of any of the Company's executive management or key personnel, its failure to integrate any of its new senior management into its operations or its inability to attract qualified additional personnel could cause its business and growth to suffer and force it to expend time and resources in locating and training additional personnel.

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

Unauthorized use of the Company's intellectual property by third parties may damage its brand. Unauthorized use of the Company's intellectual property by third parties may damage its brand and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company may be unable to register its intellectual property in some foreign countries and, furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

If states begin imposing broader guidelines to state sales and use taxes, the Company may lose sales or incur significant expenses in satisfaction of these obligations. In addition to the Company's retail store operations, the Company collects sales or other similar taxes in states where the Company's telephonic and interactive sales channels have applicable nexus. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as 1-800-FLOWERS.COM. A successful assertion by one or more states that the Company should have collected or be collecting sales tax on the sale of its products in their states could result in additional costs and corresponding price increases to its customers. Any imposition of state sales and use taxes on the Company's products sold over the Internet may decrease customers' demand for its products and revenue.

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

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food products, or children's toys may expose it to product liability claims in the event that the use or consumption of these products results in personal injury. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company's reputation and its brand. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

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


Item 2.  PROPERTIES

The Company's headquarters and one of its customer service centers are located in approximately 77,000 square feet of office space in Westbury, New York, under a lease that expires in May 2005. The Company owns a 300,000 square foot fulfillment center in Madison, Virginia, and a 200,000 square foot distribution center in Vandalia, Ohio. The Company leases a total of approximately 30,400 square feet for its customer service centers in Ardmore, Oklahoma and Bethpage, New York.

As of July 1, 2001, the Company leased approximately 225,000 square feet for owned or franchised retail stores with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

In order to accommodate increasing call volume requirements, while improving operating efficiencies, in June 2000, the Company announced a redeployment plan which includes the closure of certain retail stores in conjunction with its strategic redeployment of its retail network of direct fulfillment centers and the relocation of certain customer service centers. In November 2000, the Company opened a new service center in Ardmore, Oklahoma to replace its Marietta, Georgia facility, which was closed in October 2000. Construction of another service center, scheduled to be completed in the second quarter of fiscal 2002, has begun in Alamagordo, New Mexico, to replace its Phoenix, Arizona and San Antonio, Texas service centers, which were closed in June 2001. In addition, during fiscal 2001, the Company completed the planned conversion of certain retail stores into direct fulfillment centers, while closing certain other non-performing retail stores.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq National Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the period from August 3, 1999, the date of the Company's initial public offering, through July 1, 2001.

                                                   High            Low
                                              -------------- --------------
Year ended July 1, 2001
     July 3, 2000 - October 1, 2000               $ 6.13         $ 4.50
     October 2, 2000 - December 31, 2001          $ 5.13         $ 2.55
     January 1, 2001  - April 1, 2001             $ 8.13         $ 4.13
     April 2, 2001 - July 1, 2001                 $15.50         $ 5.96

Year ended July 2, 2000
     August 3, 1999 - September 26, 1999          $23.19         $13.50
     September 27, 1999 - December 26, 1999       $17.06         $11.75
     December 27, 1999  - March 26, 2000          $13.00         $ 6.28
     March 27, 2000 - July 2, 2000                $ 8.00         $ 4.25




Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions.

Holders

As of September 24, 2001, there were approximately 68 shareholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 24, 2001, there were approximately 19 shareholders of record of the Company's Class B common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock, and intends to retain future earnings, if any, to provide funds to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.


Recent Sale of Unregistered Securities

During the previous three years ended July 1, 2001, the Company issued the following unregistered securities:

o May 20, 1999, the Company issued 1,127,546 shares of preferred stock to 11 investors for an aggregate amount of $117.6 million. The preferred stock automatically converted to Class A common stock upon the consummation of the initial public offering.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about the Company.


Resales of Securities

51,008,251 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 24, 2001, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 1, 2001, July 2, 2000 and June 27, 1999, and the consolidated balance sheet data as of July 1, 2001 and July 2, 2000, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 28, 1998 and June 29, 1997, and the selected consolidated balance sheet data as of June 27, 1999, June 28, 1998 and June 29, 1997, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of operations and balance sheet data. The Company acquired the Children's Group in June 2001, disposed of Floral Works in January 2000, acquired GreatFood.com and TheGift.com in November 1999 and acquired Plow & Hearth in April 1998. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition and up through the date of disposition. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.


                                                                       Years ended
                                         -----------------------------------------------------------------------
                                           July 1,        July 2,       June 27,      June 28,      June 29,
                                             2001           2000          1999          1998          1997
                                         -------------  ------------- -------------- ------------ --------------
                                                             (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
  Telephonic                              $  230,723     $  227,380      $ 201,467       $159,715     $142,734
  Online                                     182,924        116,810         52,668         26,684       16,061
  Retail/fulfillment                          28,592         35,338         38,717         31,813       24,852
                                         -------------  ------------- -------------- ------------ --------------
       Total net revenues                    442,239        379,528        292,852        218,212      183,647

Cost of revenues                             267,779        237,493        179,697        136,966      115,078
                                         -------------  ------------- -------------- ------------ --------------
Gross profit                                 174,460        142,035        113,155         81,246       68,569
Operating expenses:
  Marketing and sales                        154,321        155,353         89,126         53,037       44,681
  Technology and development                  16,853         16,809          8,067          1,794        1,411
  General and administrative                  27,043         28,975         15,748         15,832       12,338
  Depreciation and amortization               21,716         16,479          8,385          4,168        3,287
                                         -------------  ------------- -------------- ------------ --------------
       Total operating expenses              219,933        217,616        121,326         74,831       61,717
                                         -------------  ------------- -------------- ------------ --------------
Operating (loss) income                      (45,473)       (75,581)        (8,171)         6,415        6,852
Other income (expense), net                    4,152          7,422         (1,183)         1,654          674
                                         -------------  ------------- -------------- ------------ --------------
(Loss) income before income taxes and
  minority interests                         (41,321)       (68,159)        (9,354)         8,069        7,526
Benefit (provision)  for income taxes              -          1,286          2,715         (3,181)      (3,135)
                                         -------------  ------------- -------------- ------------ --------------
(Loss) income before minority interests      (41,321)       (66,873)        (6,639)         4,888        4,391
Minority interests                                 -             43           (207)           186           (4)
                                         -------------  ------------- -------------- ------------ --------------
Net (loss) income                            (41,321)       (66,830)        (6,846)         5,074        4,387
Redeemable Class C common stock
  dividends                                        -              -         (5,215)        (1,608)      (1,462)
                                         -------------  ------------- -------------- ------------ --------------
Net (loss) income applicable to common
  stockholders                             $ (41,321)     $ (66,830)     $ (12,061)      $  3,466     $  2,925
                                         =============  ============= ============== ============ ==============
Net (loss) income per common share
applicable to common stockholders:
  Basic                                    $   (0.64)     $   (1.10)     $   (0.27)      $   0.08     $   0.07
                                         =============  ============= ============== ============ ==============
  Diluted                                  $   (0.64)     $   (1.10)     $   (0.27)      $   0.07     $   0.06
                                         =============  ============= ============== ============ ==============
Shares used in the calculation of
net (loss) income per common share:
  Basic                                    $  64,197      $  60,889      $  44,035       $  44,120    $  44,140
                                         =============  ============= ============== ============ ==============
  Diluted                                  $  64,197      $  60,889      $  44,035       $  46,610    $  46,740
                                         =============  ============= ============== ============ ==============

                                                                               As of
                                        ------------- -------------- --------------- --------------- ---------------
                                         July 1, 2001  July 2, 2000   June 27, 1999   June 28, 1998   June 29, 1997
                                        ------------- -------------- --------------- --------------- ---------------
                                                                           (in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents                      $ 63,896       $111,624        $ 99,183        $ 8,873         $11,443
Working capital                             27,409         82,129          85,619          1,950           1,975
Investments                                 16,284          1,918             984          1,383           2,854
Total assets                               195,257        224,641         182,355         81,746          44,130
Long-term liabilities                       16,029         12,947          37,766         35,359           9,456
Redeemable class C common stock                  -              -               -         17,692          16,084
Total stockholders' equity (deficit)       117,816        158,918         109,003            672          (2,670)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Cautionary Note Regarding Forward-Looking Statements

Certain of the matters and subject areas discussed in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those more fully described under the caption "Risk Factors that May Affect Future Results" and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

1-800-FLOWERS.COM, Inc. is a leading multi-channel retailer of thoughtful gifts for all occasions, offering an extensive array of fresh-cut flowers, plants, gift baskets, gourmet food and candies, home decor, garden merchandise, unique children's toys and other specialty products. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, the Company has evolved into a "next age" retailer providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores.

The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. In addition to the Company's selection of thoughtful gifts, the Company's product line is extended by its other brands which include Plow & Hearth, home decor and garden merchandise (www.plowhearth.com), GreatFood.com, gourmet food products (www.greatfood.com), and HearthSong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindoll.com), unique and educational children's toys and games.

A majority  of the  Company's  floral  orders  are  fulfilled  through  BloomNet
(comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers, and franchise stores). The Company transmits its orders either through BloomLink, its proprietary Internet-based electronic communication system, or the communication system of a third-party. Remittance to the fulfilling florist is processed either through a third-party wire service that reconciles and effects payments between sending and fulfilling florists, called a clearinghouse, or is directly paid by the Company. When utilizing a third party wire service and consistent with industry practice, the Company remits 80% of the value of the merchandise sold to a wire service for settlement with the fulfilling florist. It is customary for the wire service to retain a 7%-9% fee for its services. It is also industry practice for the clearinghouse to credit back to the originating florist a rebate for payments processed through the clearinghouse.

A portion of the Company's floral and gift merchandise as well as its home and garden merchandise, non-floral gift products and gourmet food merchandise are shipped by the Company, members of BloomNet or third parties directly to the customer using common carriers. Most of the Company's home and garden products are fulfilled from its Madison, Virginia fulfillment center or its Vandalia, Ohio distribution facility, while the Company's children's merchandise is fulfilled from its Vandalia facility.

As of July 1, 2001 the Company owned retail fulfillment operations consisted of 40 retail stores and 7 fulfillment centers. Retail fulfillment revenues also include revenues attributable to the Company's Floral Works wholesale floral subsidiary (through the date of its disposition in January 2000), fees paid to the Company by members of its "BloomNet" network and royalties, fees and sublease rent paid to the Company by its 75 franchise stores. Company owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. As such, a significant percentage of the revenues derived from Company owned stores and fulfillment centers represent fulfillment of its telephonic and online sales channel floral orders and are eliminated as inter-company revenues.

The Company expects to incur a loss for the full year of fiscal 2002 as a result of the significant operating and capital expenditures required to achieve its objectives. However, the Company expects to achieve positive EBITDA for the full year of fiscal 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenditures. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce, including those described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Annual Report.

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2001 and 1999, which ended July 1, 2001 and June 27, 1999, respectively, consisted of 52 weeks, while fiscal year 2000, which ended July 2, 2000, consisted of 53 weeks. As such, a portion of the increase in the Company's fiscal year 2000 revenues, and associated variable expenses, as compared to fiscal year 1999, was attributable to the additional week of activity during that period.

Net Revenues

                                                    Years Ended
                       --------------------------------------------------------------------
                         July 1,                      July 2,                   June 27,
                          2001         % Change        2000       % Change        1999
                       ------------  ------------  ------------  ------------  ------------
                                                  (in thousands)
Net revenues:
  Telephonic             $230,723         1.5%       $227,380        12.9%       $201,467
  Online                  182,924        56.6%        116,810       121.8%         52,668
  Retail/fulfillment       28,592       (19.1%)        35,338        (8.7%)        38,717
                       ------------                ------------                ------------
                         $442,239        16.5%       $379,528        29.6%       $292,852
                       ============                ============                ============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. Growth in combined telephonic and online revenues during the years ended July 1, 2001 and July 2, 2000 was due to an increase in order volume and average order value, which resulted from more cost-efficient marketing efforts, strong brand name recognition and the Company's continued expansion of its non-floral product offerings, including a broad range of items such as plants, candies and gourmet foods, as well as items for the home and garden and other specialty gifts. Non-floral gift products accounted for 40.7 %, 32.4% and 24.7% of total combined telephonic and online net revenues during the years ended July 1, 2001, July 2, 2000 and June 27, 1999, respectively.

The Company fulfilled approximately 6,513,000, 5,616,000 and 4,199,000 orders through its combined telephonic and online sales channels during the fiscal years ended July 1, 2001, July 2, 2000 and June 27, 1999, respectively, representing increases of 16.0% and 33.7% during fiscal 2001 and 2000, respectively. The growth was primarily the result of increases in online order volume driven by traffic both directly to the Company's URL's ("Universal Resource Locators") and through third party portals. Online orders derived directly from the Company's URL's accounting for 71.4%, 69.0% and 45.9% of total online orders during the fiscal years ended July 1, 2001, July 2, 2000 and June 27, 1999, respectively. Additionally, the Company's combined telephonic and online sales channels average order value increased 3.6% to $63.51 and 1.3% to $61.29 during the fiscal years ended July 1, 2001 and July 2, 2000, respectively. Although net revenues generated from the Company's telephonic sales channel increased during the fiscal years ended July 1, 2001 and July 2, 2000, demonstrating the benefit of offering our customers multiple channel access to our products and services, the annual growth rate declined as a result of the continuing migration of our customers to the Company's online sales channel.

Revenue derived from the Children's Group, which is included in the Company's results of operations since it was acquired on June 8, 2001, was immaterial in relation to consolidated revenue for the fiscal year ended July 1, 2001.

The decrease in retail/fulfillment revenues for the years ended July 1, 2001 and July 2, 2000 was primarily due to a reduction in floral wholesale net revenues of $7.2 million and $5.1 million, respectively, as a result of the Company's disposition of its Floral Works subsidiary in January 2000, partially offset by an increase in net revenues resulting from the addition of three company-owned retail locations during each of the fiscal years ended July 1, 2001 and July 2, 2000. The Company does not expect to materially increase its number of owned retail stores in the foreseeable future.

Gross Profit

                                                 Years Ended
                     -----------------------------------------------------------------------
                       July 1,                      July 2,                      June 27,
                        2001         % Change        2000         % Change         1999
                     ------------  -------------  ------------  -------------  -------------
                                                (in thousands)

Gross profit           $174,460        22.8%        $142,035        25.5%         $113,155
Gross margin %           39.4%                        37.4%                         38.6%


Gross profit consists of net revenues less cost of revenues which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. During the fiscal years ended July 1, 2001 and July 2, 2000, gross profit increased as a result of increased order volume, average order value and an improved gross margin percentage. The gross margin percentage increased 200 basis points during the fiscal year ended July 1, 2001, primarily as a result of the Company's increased online service and shipping charges, which aligned them with industry norms, and the continued growth in non-floral product sales, which generate higher gross margins. In addition, the gross margin percentage during the fiscal year ended July 1, 2001 was further improved by enhanced customer service practices through the implementation of stricter product quality control standards and enforcement methods which reduced credits/returns and replacements on floral orders. Gross margin percentage during the fiscal year ended July 2, 2000 declined 120 basis points in comparison to the fiscal year ended June 27, 1999 due to certain introductory product pricing, and promotions related to the Company's expansion into non-floral products, as well as higher credits/returns and replacements on floral orders during the Valentine's and Mother's Day holidays to increase customer satisfaction and loyalty. The gross margin percentage during the fiscal years ended July 1, 2001 and July 2, 2000 was negatively affected by the aforementioned increase in average order value on florist fulfilled orders, which, while generating higher absolute gross profit dollars, results in a lower gross margin percentage as the Company's fixed service charge is spread over a higher sales price.

As the Company continues to expand its higher margin, non-floral business, the Company expects that gross margin percentage during fiscal 2002, while varying by quarter due to seasonal changes in product mix, will continue to increase.


Marketing and Sales Expense

                                                     Years Ended
                       ----------------------------------------------------------------------
                         July 1,                     July 2,                      June 27,
                          2001        % Change        2000         % Change        1999
                       ------------  ------------  ------------  ------------   -------------
                                                  (in thousands)

Marketing and sales      $154,321       (0.7)%       $155,353        74.3%         $89,126
Percentage of sales        34.9%                       40.9%                        30.4%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased to 34.9% (33.3%, exclusive of the non-recurring charge discussed below) of net revenues during the fiscal year ended July 1, 2001, compared to 40.9% during the prior fiscal year, as a result of volume related efficiencies and cost-effective advertising, coupled with the Company's strong brand name and savings realized from successful renegotiations of certain of its portal agreements. These renegotiations enabled the Company to reduce portal expenses in fiscal 2001 despite a non-recurring charge of $7.3 million ($0.11 per diluted share) recorded by the Company in September 2000, as a result of the modification of the Company's interactive marketing agreement with one of the Company's portal providers. The Company subsequently entered into a new five-year, $22.1 million agreement with the same portal partner, thereby reducing the Company's continuing annualized expense with such partner by $5.6 million. Despite the reduced spending, the Company added approximately
3.0 million new customers during fiscal 2001, as compared to approximately 2.7 million and 2.2 million new customers during the fiscal years 2000 and 1999, respectively. The increases in marketing and sales expense during the fiscal year ended July 2, 2000 were primarily attributable to higher discretionary spending in traditional media advertising, relationship and direct marketing, additions to the Company's marketing and merchandising staff, as well as additional sales personnel in support of order fulfillment and customer service activities, and additional online portal expenses associated with expanded agreements with various portal providers. In addition, during June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2.1 million. The principal reasons for the charge included the closure of certain retail stores in connection with the Company's strategic redeployment of its retail network of direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing order volume requirements, while reducing costs per order. The redeployment charge included the estimated provision for the present value of future lease obligations and related facility shut down costs in the amount of approximately $1.0 million (charged to marketing and sales expense), and the estimated unrecoverable book value of abandoned fixtures, equipment and leasehold improvements in the amount of approximately $1.1 million (charged to depreciation and amortization-see below).

In order to continue to execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal providers to ensure that such relationships continue to generate cost-effective incremental volume. As such, although the Company expects spending will increase due to the incremental marketing efforts of the recently acquired Children's Group, spending as a percentage of net revenues is expected to continue to decrease in comparison to prior years.


Technology and Development Expense

                                                            Years Ended
                               ----------------------------------------------------------------------
                                 July 1,                     July 2,                      June 27,
                                  2001        % Change        2000         % Change        1999
                               ------------  ------------  ------------  ------------   -------------
                                                          (in thousands)

Technology and development       $16,853         0.3%         $16,809         108.4%       $8,067
Percentage of sales                3.8%                         4.4%                        2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. As a result of cost efficiencies realized by bringing Web-hosting and development capabilities in-house during fiscal 2001, the Company was able to maintain its technology and development spending at a level consistent with the prior year, while at the same time enhancing the content and functionality of the Company's web sites, as well as improving the performance of the Company's fulfillment and database systems. Internalizing the Company's hosting and development functions also provided for improved operational flexibility and additional back-up and system redundancy. The increase in technology and development expense during the fiscal year ended July 2, 2000, in comparison to prior year, was primarily attributable to development costs incurred to enhance the content and functionality of the Company's Web site and transaction processing systems, as well as additional payroll, recruiting and related expenses associated with the staffing of the technology department to accommodate the Company's growth. During the fiscal years ended July 1, 2001, July 2, 2000 and June 27, 1999, the Company expended $30.7 million, $35.3 million and $16.2 million on technology and development, of which $13.8 million, $18.5 million and $8.1 million have been capitalized, respectively.

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


General and Administrative Expenses

                                                            Years Ended
                               ----------------------------------------------------------------------
                                 July 1,                     July 2,                      June 27,
                                  2001        % Change        2000         % Change        1999
                               ------------  ------------  ------------  ------------   -------------
                                                          (in thousands)

General and administrative       $27,043        (6.7%)       $28,975         84.0%         $15,748
Percentage of sales                6.1%                        7.6%                          5.4%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The decrease in general and administrative expenses during the fiscal year ended July 1, 2001, in comparison to the prior fiscal year, was primarily the result of a $1.5 million charge recorded in fiscal 2000 to account for the increase in the management put liability associated with the Company's acquisition of the minority shareholders' interest in Plow & Hearth. Exclusive of such prior fiscal year charge, general and administrative expense decreased by $0.4 million over the prior fiscal year due to various cost reduction initiatives, offset in part by increased insurance costs. The increase in general and administrative expenses during the fiscal year ended July 2, 2000 was the result of costs associated with additions to the Company's management team and administrative increases associated with operating as a public company. In addition, an increase of $3.1 million during the fiscal year ended July 2, 2000 was attributable to the effect of the aforementioned management put liability associated with the acquisition of Plow & Hearth. During the fiscal year ended July 2, 2000, the Company recorded a charge of $1.5 million to increase the liability in accordance with the acquisition valuation formula contained in the Plow & Hearth stockholders' agreement between the Company, Plow & Hearth and Plow & Hearth management shareholders. Conversely, in accordance with the agreement, during the fiscal year ended June 27, 1999, the Company recorded a benefit of $1.6 million to reduce the related liability.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and, as such, while increasing in absolute dollars due primarily to the incremental costs associated with the recently acquired Children's Group, general and administrative expenses is expected to, on a seasonally adjusted basis, continue to decline as a percentage of net revenues in fiscal year 2002.


Depreciation and Amortization

                                                            Years Ended
                               ----------------------------------------------------------------------
                                 July 1,                     July 2,                      June 27,
                                  2001        % Change        2000         % Change        1999
                               ------------  ------------  ------------  ------------   -------------
                                                          (in thousands)

Depreciation and amortization    $21,716        31.8%        $16,479         96.5%          $8,385
Percentage of sales                4.9%                        4.3%                          2.9%

The increases in depreciation and amortization expense during the years ended July 1, 2001 and July 2, 2000 resulted from additional capital expenditures, primarily in information systems hardware and software, as well as full year amortization of goodwill resulting from the Company's acquisitions of GreatFood.com and TheGift.com in November 1999. In addition, for the year ended July 2, 2000, as described further within marketing and sales expense above, the Company recorded a one-time charge of approximately $1.1 million, included within depreciation and amortization, to reserve for the estimated unrecoverable book value of abandoned fixtures, equipment and leasehold improvements associated with the Company's service center and retail store redeployment plan.

The Company expects that depreciation and amortization will decrease in fiscal year 2002 due to the planned early adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, which requires the discontinuance of amortization of goodwill and other intangible assets with indefinite useful lives. As such, any remaining goodwill related to the Company's acquisitions will not be amortized, but instead reviewed for impairment.

Other Income (Expense)

                                                Years Ended
                   ----------------------------------------------------------------------
                     July 1,                     July 2,                      June 27,
                      2001        % Change        2000         % Change        1999
                   ------------  ------------  ------------  ------------  -------------
                                              (in thousands)

Interest income        $5,971        (30.9%)       $8,645        508.8%       $1,420
Interest expense       (1,264)        12.5%        (1,444)        44.7%       (2,610)
Other, net               (555)      (351.1%)          221       3057.1%            7
                    ------------               ------------                -------------
                       $4,152        (44.1%)       $7,422        727.4%      $(1,183)
                    ============               ============                =============


Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense primarily attributable to the Company's capital leases and other long-term debt. The decrease in interest income during the fiscal year ended July 1, 2001 was primarily due to the decline in invested cash balances which were used to fund the Company's operations and capital expenditures, as well as a decline in the Company's average rate of return on its investments. Additionally, in June 2001, the Company recorded a non-recurring charge of $1.0 million (included above in "Other, net") associated with the write-down of the Company's investment in a technology partner, purchased in fiscal 2000. Offsetting this write-down was a gain of $0.3 million, recognized by the Company in November 2000, on the sale of its minority investment in American Floral Services, Inc. ("AFS"). The increase in other income (expense) during the fiscal year ended July 2, 2000 was due to the increase in invested cash balances resulting from the Company's initial public offering in August 1999, and private placement which was completed in May 1999.


Income Taxes

Based on the utilization of loss carrybacks available during fiscal 2000 and 1999, the Company recorded tax benefits of $1.3 million and $2.7 million during the fiscal years ended July 2, 2000 and the June 27, 1999, respectively. All available loss carrybacks were fully utilized during fiscal 2000, and therefore no similar benefit has been recorded during the fiscal year ended July 1, 2001. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2001 and 2000. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                   Three months ended
                                ----------------------------------------------------------------------------------------------------
                                 July 1,      Apr. 1,     Dec. 31,     Oct. 1,      July 2,    Mar. 26,    Dec. 26,    Sept. 26,
                                  2001         2001         2000        2000         2000        2000        1999        1999
                                -----------  ----------  ----------  -----------  ----------  ----------  ----------  -----------
                                                                      (in thousands)
Net revenues:
  Telephonic                     $ 61,607    $ 48,642    $  79,182     $ 41,292   $ 66,800     $ 46,454    $ 76,909    $ 37,217
  Online                           62,655      47,139       47,708       25,422     47,105       29,718      28,271      11,716
  Retail fulfillment                7,997       7,440        7,353        5,802      7,876        7,591      11,274       8,597
                                ----------  -----------  -----------  ----------  ----------  ----------  ----------
    Total net revenues            132,259     103,221      134,243       72,516    121,781       83,763     116,454      57,530

Cost of revenues                   79,569      64,020       79,099       45,091     75,607       54,143      71,216      36,527
                                ----------  -----------  -----------  ----------  ----------  ----------  ----------
Gross profit                       52,690      39,201       55,144       27,425     46,174       29,620      45,238      21,003

Operating expenses:
  Marketing and sales              36,715      32,251       50,827       34,528     43,582       35,507      50,448      25,816
  Technology and development        3,492       4,253        4,482        4,626      4,810        4,097       3,833       4,069
  General and administrative        6,062       6,969        6,617        7,395      7,025        6,773       7,249       7,928
  Depreciation and amortization     6,012       5,383        5,280        5,041      6,277        4,487       3,422       2,293
                                ----------  ----------  -----------  -----------  ----------  ----------  ----------
    Total operating expenses       52,281      48,856       67,206       51,590     61,694       50,864      64,952      40,106
                                ----------  -----------  -----------  ----------  ----------  ----------  ----------
Operating income (loss)               409      (9,655)     (12,062)     (24,165)   (15,520)     (21,244)    (19,714)    (19,103)

Other income (expense), net          (183)      1,145       1,526        1,664       2,191        1,711       1,954       1,609
Income tax benefit                       -          -           -            -         420          268         249         349
                                ----------  -----------  ---------- ------------  ----------  ----------  ----------
Net income (loss)                $     226   $ (8,510)   $ (10,536)  $ (22,501)   $(12,909)    $(19,265)   $(17,511)   $(17,145)
                                ==========  ===========  ==========  ===========  ==========  ==========  ===========  ==========
Net income (loss) per share      $    0.00   $  (0.13)   $   (0.16)  $   (0.35)   $  (0.20)    $  (0.31)   $  (0.28)     $(0.31)
                                ==========  ===========  ==========  ===========  ==========  ==========  ===========  ==========

The Company's quarterly results may experience seasonal fluctuations. Prior to the fiscal year ended July 1, 2001, revenues have historically been highest in the fourth fiscal quarter, due to a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter. Due to the Company's expansion into gift, home, gourmet and other related products, sales volume generated during the Thanksgiving through Christmas holiday season has increased significantly from historical levels, and as such, the Company's second fiscal quarter currently generates the highest proportion of the Company's annual revenues.


Liquidity and Capital Resources

At July 1, 2001, the Company had working capital of $27.4 million, including cash and equivalents of $63.9 million, compared to working capital of $82.1 million, including cash and equivalents of $111.6 million, at July 2, 2000. The decrease in working capital resulted primarily from the funding of operations, capital expenditures and the purchase of long-term investment grade securities.

Net cash used in operating activities of $12.6 million for the fiscal year ended July 1, 2001 was primarily attributable to net losses, reduced by non-cash charges of depreciation and amortization and working capital changes comprised primarily of increases in accounts payable and accrued expenses, as well as decreases in prepaid and other expenses due to the receipt of income tax refunds, partially offset by increases in inventory associated with the Company's expansion into non-floral product lines.

Net cash used in investing activities of $35.7 million for the fiscal year ended July 1, 2001 was principally comprised of purchases of long-term investment grade government and corporate securities, and capital expenditures for computer hardware and software, including the development and implementation of a scalable, Company-operated hosting facility, installation of a new state-of-the-art inventory warehouse management system at the Company's principal fulfillment center and the opening of a new 320 seat service center in Ardmore, Oklahoma. In addition, in June 2001, the Company utilized $4.9 million of cash to acquire the Children's Group. Such expenditures were partially offset by the proceeds realized from the sale of the Company's investment in AFS in November 2000. The Company expects that as it begins its return to positive cash flow, that it will continue to reallocate available cash balances into longer term securities in order to maximize the return on its investments.

Net cash provided by financing activities was $0.6 million for the fiscal year ended July 1, 2001, resulting primarily from the net proceeds received upon the exercise of employee stock options.

The Company's material capital commitments consist of:

o obligations outstanding under capital and operating leases as well as commercial notes related to obligations arising from, and collateralized by, the construction of the Company's warehousing/fulfillment facility in Madison, Virginia; and

o an online marketing agreement with AOL. On September 1, 2000, the Company entered into a new five year, $22.1 million interactive marketing agreement with AOL that effectively extends and enhances the term of the Company's previous agreement with AOL for an additional two years, through August 2005.

At July 1, 2001, the Company's significant known commitments for the subsequent twelve months totaled approximately $17.7 million and were comprised of fees related to online marketing agreements (including the new aforementioned AOL agreement), rent and other expenses under its operating leases, interest expense and the current portion of long term debt and capital lease obligations.

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

The Company intends to continue to invest in support of its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition, retain and acquire new customers, expand its current product offerings and further develop its Web site and operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, subject to an annual review for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The provisions of the statement will be adopted by the Company on July 2, 2001. Although the Company is in the process of assessing the impact of adopting Statement No. 142, based upon its current level of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense by approximately $7.0 million.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities and, secondarily, its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

        1-800-FLOWERS.COM, Inc.
        Investor Relations
        1600 Stewart Avenue
        Westbury, New York 11590
        (516) 237-6000

(a) List of Documents Filed as a Part of this Annual Report on Form 10-K:

(1) Index to Consolidated Financial Statements:
                                                                        Page
                                                                        ----

    Report of Independent Auditors                                       F-1
    Consolidated Balance Sheets as of July 1, 2001 and July 2, 2000 F-2 Consolidated Statements of Operations for the years ended
      July 1, 2001, July 2, 2000 and June 27, 1999                       F-3
    Consolidated Statements of Stockholders' Equity for the years ended
      July 1, 2001, July 2, 2000 and June 27, 1999                       F-4
    Consolidated Statements of Cash Flows for the years ended
      July 1, 2001, July 2, 2000 and June 27, 1999                       F-5
    Notes to Consolidated Financial Statements                           F-6

(2) Index to Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts                      S-1

    All other information and  financial statement schedules are omitted because
    they  are  not  applicable,  or  not  required,  or   because  the  required
    information is included in  the financial statements or notes thereto.

(3) Index to Exhibits

    The following exhibits are required to be filed with this Report by Item 14(a)(3). Other than exhibits 10.23, 21.1 and 23.1, which are filed herewith, the following exhibits are incorporated by reference to the exhibits of same number contained in the Company's registration statement on Form S-1 (No. 333-78985), dated August 2, 1999, except for exhibit 10.23, which is incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-8 (No. 333-54590), dated January 30, 2001.

Exhibit     Description
-------     -----------

 3.1        Third Amended and Restated Certificate of Incorporation.
 3.2        Amendment No. 1 to Third Amended and Restated Certificate of
            Incorporation.
 3.3        Amended and Restated By-laws.
 4.1        Specimen class A common stock certificate.
 4.2        See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
 4.3        Reserved
10.1 Lease, commencing on May 15, 1998, between 1600 Stewart Avenue, L.L.C. and 800-FLOWERS, Inc.
10.2 Investment Agreement, dated as of January 16, 1995, among Chemical Venture Capital Associates, Teleway, Inc. and James F. McCann.
10.3 Consent and Amendment No. 1 to Investment Agreement, dated as of May 20, 1999, among Chase Capital Partners, 1-800-FLOWERS.COM, Inc. and James F. McCann.
10.4        Reserved
10.5        Reserved
10.6        Reserved
10.8        Reserved
10.9* Development and Hosting Agreement, dated as of June 18, 1999, between Fry Multimedia, Inc. and 800-Gifthouse, Inc.
10.10       1997 Stock Option Plan, as amended.
10.11       Reserved
10.12       Reserved
10.16 Investors' Rights Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc. James F. McCann, Christopher G.
            McCann and the persons designated as Investors on the signature pages thereto.
10.17 Stock Purchase Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc., James F. McCann, Christopher G. McCann and the Investors listed on Schedule A thereto.
10.18       1999 Stock Incentive Plan.
10.19       Employment Agreement, effective as of July 1, 1999, between
            James F. McCann and 1-800-FLOWERS.COM, Inc.
10.20 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc.
10.21       Reserved
10.22# Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 2000, by and between America Online, Inc. and 1-800-FLOWERS.COM, Inc.
10.23       Employee Stock Purchase Plan
21.1        Subsidiaries of the Registrant.
23.1        Consent of independent auditors.
24.1        Powers of  Attorney (included in the signature page).
-------------------------------
* Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
# Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.
(b)      Reports on Form 8-K:
         There were no reports on Form 8-K filed during the quarter ended
         July 1, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2001               1-800-FLOWERS.COM, Inc.

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



Dated: September 28, 2001               By:     /s/ James F. McCann
                                        ------------------------------------
                                        James F. McCann
                                        Chief Executive Officer
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)

Dated: September 28, 2001               By:     /s/ William E. Shea
                                        ------------------------------------
                                        William E. Shea
                                        Senior Vice President Finance and
                                        Administration (Principal Financial and
                                        Accounting Officer)

Dated: September 28, 2001               By:    /s/  Christopher G. McCann
                                        ------------------------------------
                                        Christopher G. McCann
                                        Director, President

Dated: September 28, 2001               By:     /s/ David Beirne
                                        ------------------------------------
                                        David Beirne
                                        Director

Dated: September 28, 2001               By:     /s/ Lawrence Calcano
                                        ------------------------------------
                                        Lawrence Calcano
                                        Director

Dated: September 28, 2001               By:     /s/ Charles R. Lax
                                        ------------------------------------
                                        Charles R. Lax
                                        Director

Dated: September 28, 2001               By:     /s/  T. Guy Minetti
                                        ------------------------------------
                                        T. Guy Minetti
                                        Director, Vice Chairman

Dated: September 28, 2001               By:     /s/ Kevin J. O'Connor
                                        ------------------------------------
                                        Kevin J. O'Connor
                                        Director

Dated: September 28, 2001               By:     /s/ Jeffrey C. Walker
                                        ------------------------------------
                                        Jeffrey C. Walker
                                        Director

                         Report of Independent Auditors



The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of July 1, 2001 and July 2, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 1, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 1, 2001 and July 2, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP
                                        ------------------------------------


Melville, New York
August 10, 2001

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                               July 1,       July 2,
                                                2001         2000
                                            ------------- ------------
Assets
Current assets:
  Cash and equivalents                        $  63,896     $111,624
  Receivables, net                                8,209        8,382
  Inventories                                    14,885       10,569
  Prepaid and other                               1,831        4,330
                                            ------------- ------------
    Total current assets                         88,821      134,905

Property, plant and equipment, net               49,861       40,854
Capitalized investment in leases                    706          965
Goodwill and investment in licenses,
 net of accumulated amortization of $17,685
 in 2001 and $8,797 in 2000                      29,197       38,040
Investments                                      16,284        1,918
Other assets                                     10,388        7,959
                                            ------------- ------------
    Total assets                               $195,257     $224,641
                                            ============= ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses       $  58,481     $ 50,937
  Current maturities of long-term debt and
   obligations under capital leases               2,931        1,839
                                            ------------- ------------
    Total current liabilities                    61,412       52,776

Long-term debt and obligations under
 capital leases                                  12,519        9,441
Other liabilities                                 3,510        3,506
                                            ------------- ------------
Total liabilities                             $  77,441     $ 65,723
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000
 shares authorized, none issued in 2001
 and 2000                                             -            -
Class A common stock, $.01 par value,
 200,000,000 shares authorized, 26,586,875
 and 26,362,068 shares issued in 2001 and
 2000, respectively                                  266          264
Class B common stock, $.01 par value,
 200,000,000 shares authorized, 43,028,525
 and 43,141,645 shares issued in 2001 and
 2000, respectively                                  430          431
Additional paid-in capital                       238,906      239,476
Retained deficit                                (118,678)     (77,357)
Deferred compensation                                  -         (788)
Treasury stock, at cost-52,800 Class A
 and 5,280,000 Class B shares                     (3,108)      (3,108)
                                            ------------- -------------
    Total stockholders' equity                   117,816      158,918
                                            ------------- -------------
Total liabilities and stockholders' equity     $ 195,257     $224,641
                                            ============= =============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                        Years ended
                                         ------------------------------------------
                                           July 1,        July 2,        June 27,
                                            2001           2000            1999
                                         -----------   ------------   -------------

Net revenues                               $442,239       $379,528        $292,852
Cost of revenues                            267,779        237,493         179,697
                                         -----------   ------------   -------------
Gross profit                                174,460        142,035         113,155
Operating expenses:
  Marketing and sales                       154,321        155,353          89,126
  Technology and development                 16,853         16,809           8,067
  General and administrative                 27,043         28,975          15,748
  Depreciation and amortization              21,716         16,479           8,385
                                         ------------  ------------   -------------
    Total operating expenses                219,933        217,616         121,326
                                         ------------  ------------   -------------
Operating loss                              (45,473)       (75,581)         (8,171)
Other income (expense):
  Interest income                             5,971          8,645           1,420
  Interest expense                           (1,264)        (1,444)         (2,610)
  Other, net                                   (555)           221               7
                                         ------------  ------------   -------------
    Total other income (expense)               4,152         7,422         (1,183)
                                         ------------  ------------   -------------
Loss before income taxes and
 minority interests                          (41,321)      (68,159)        (9,354)
Benefit from income taxes                          -         1,286          2,715
                                         ------------  -------------  -------------
Loss before minority interests               (41,321)      (66,873)        (6,639)
Minority interests in operations
 of consolidated subsidiaries                      -             43          (207)
                                         ------------  -------------  -------------
Net loss                                     (41,321)       (66,830)       (6,846)
Redeemable Class C common stock
 dividends                                         -              -        (5,215)
                                         ------------  -------------  --------------
Net loss applicable to common
 stockholders                               $(41,321)      $(66,830)     $(12,061)
                                         ============  =============  =============
Basic and diluted net loss per common
 share applicable to common
 stockholders                                 $(0.64)        $(1.10)       $(0.27)
                                         ============  =============  =============
Shares used in the calculation of basic
 and diluted net loss per common share
 applicable to common stockholders            64,197         60,889        44,035
                                         ============  =============  =============

See accompanying notes.

                                                  1-800-FLOWERS.COM, Inc. and Subsidiaries
                                              Consolidated Statements of Stockholders' Equity
                                         Years ended July 1, 2001, July 2, 2000, and June 27, 1999
                                                     (in thousands, except share data)

                                                                         Common Stock
                                                             -------------------------------------
                                         Preferred Stock          Class A            Class B       Additional
                                       --------------------  ------------------ ------------------   Paid-in
                                        Shares     Amount     Shares    Amount   Shares    Amount    Capital
                                       ---------  ---------  ---------  ------- ---------  -------  --------

 Balance at June 28, 1998                     -   $           480,870      $5   48,849,927  $488      $1,739

 Accrual of Redeemable Class C
   common stock dividends                     -          -          -       -          -       -           -
 Employee stock options                       -          -          -       -          -       -       1,680
 Amortization of deferred                     -          -          -       -          -       -           -
   compensation
 Issuance of Series A preferred
   stock                               1,127,546   117,573          -       -          -       -      (1,008)
 Issuance of Class A common stock
   in connection with redemption of           -          -    263,452       3          -       -       2,744
   Class C common stock
 Issuance of Class B common stock
   in connection with redemption of           -          -          -       -     84,768       -         884
   Class C common stock
 Conversion of Class B common stock
   into Class A common stock                  -          -   3,836,560     38   (3,836,560)  (38)          -
 Conversion of Class A common stock
   into Class B common stock                  -          -   (480,870)     (5)   480,870       5           -
 Total comprehensive loss                     -          -          -       -          -       -           -
                                       ---------  ---------  ---------  ------- ---------  -------  --------
 Balance at June 27, 1999              1,127,546    117,573  4,100,012      41   45,579,005   455      6,039

 Exercise of stock options and                -          -   2,431,857      25          -       -         98
   warrants
 Forfeiture of employee stock                 -          -          -       -          -       -        (315)
   options
 Amortization of deferred                     -          -          -       -          -       -           -
   compensation
 Conversion of preferred stock into
   Class A common stock               (1,127,546) (117,573) 11,275,460    113          -       -      117,460
 Issuance of common stock in
   connection with Initial Public
   Offering, net of issuance costs
   of $11,236                                 -          -   6,000,000      60          -       -     114,704
 Conversion of Class B common stock
   into Class A common stock                  -          -   2,437,360      24   (2,437,360)  (24)          -
 Issuance of shares of common stock
   in connection with the                     -          -    117,379        1          -       -       1,490
   acquisition of TheGift.com
 Total comprehensive loss                     -          -          -        -          -       -           -
                                       ---------  ---------  ---------  ------- ---------  -------   --------
 Balance at July 2, 2000                      -          -   26,362,068    264   43,141,645   431     239,476

 Exercise of stock options                    -          -       97,175      1          -       -        299
 Employee stock purchase plan                 -          -       14,512      -          -       -         75
 Amortization of deferred                     -          -          -        -          -       -           -
   compensation
 Forfeiture of employee stock options         -          -          -        -          -       -       (944)
 Conversion of Class B common stock
   into Class A common stock                  -          -      113,120      1   (113,120)     (1)          -
 Total comprehensive loss                     -          -          -        -          -       -           -
                                       ---------  ---------  ---------  ------- ---------  -------   --------
 Balance at July 1, 2001                      -     $    -   26,586,875  $266   43,028,525  $430     $238,906
                                       =========  =========  =========  ======= =========  =======   ========
See accompanying notes.

                                                  1-800-FLOWERS.COM, Inc. and Subsidiaries
                                              Consolidated Statements of Stockholders' Equity
                                         Years ended July 1, 2001, July 2, 2000, and June 27, 1999
                                                     (in thousands, except share data)

                                        Accumulated
                                           Other      Retained                 Treasury Stock        Total
                                       Comprehensive  Earnings  Deferred     ------------------   Stockholders'
                                       Income (Loss) (Deficit) Compensation  Shares     Amount       Equity
                                       ------------  --------- ------------  --------  ---------  ------------
 Balance at June 28, 1998                   $14        $1,534  $             5,332,800 $(3,108)        $672

 Accrual of Redeemable Class C
   common stock dividends                     -        (1,584)        -             -       -        (1,584)
 Employee stock options                       -             -    (1,680)            -       -             -
 Amortization of deferred                     -             -       210             -       -           210
   compensation
 Issuance of Series A preferred
   stock                                      -             -         -             -       -       116,565
 Issuance of Class A common stock
   in connection with redemption of           -        (2,747)        -             -       -             -
   Class C common stock
 Issuance of Class B common stock
   in connection with redemption of           -          (884)        -             -       -             -
   Class C common stock
 Conversion of Class B common stock
   into Class A common stock                  -             -         -             -       -             -
 Conversion of Class A common stock
   into Class B common stock                  -             -         -             -       -             -
 Total comprehensive loss                   (14)       (6,846)        -             -       -        (6,860)
                                       ------------  --------- ------------  --------  ---------  ----------
 Balance at June 27, 1999                     -       (10,527)   (1,470)    5,332,800  $(3,108)     109,003

 Exercise of stock options and                -             -         -             -       -           123
   warrants
 Forfeiture of employee stock                 -             -       315             -       -             -
   options
 Amortization of deferred                     -             -       367             -       -           367
   compensation
 Conversion of preferred stock into
   Class A                                    -             -         -             -       -             -
    common stock
 Issuance of common stock in
   connection with Initial Public             -             -         -             -       -       114,764
   Offering, net of issuance costs
   of $11,236
 Conversion of Class B common stock
   into                                       -             -         -             -       -             -
   Class A common stock
 Issuance of shares of common stock
   in connection with the                     -             -         -             -       -         1,491
   acquisition of TheGift.com
 Total comprehensive loss                     -       (66,830)        -             -       -       (66,830)
                                       ------------  --------- ------------  --------  ---------  ----------
 Balance at July 2, 2000                      -       (77,357)     (788)     5,332,800 (3,108)      158,918

 Exercise of stock options                    -             -         -             -       -           300
 Employee stock purchase plan                 -             -         -             -       -            75
 Amortization of deferred
   compensation                               -             -      (156)            -       -          (156)
 Forfeiture of employee stock options         -             -       944             -       -             -
 Conversion of Class B common stock
   into Class A common stock                  -             -         -             -       -             -
 Total comprehensive loss                     -       (41,321)        -             -       -       (41,321)
                                       ------------  --------- ------------  --------- ---------  ----------
 Balance at July 1, 2001                 $    -      $(118,678)  $    -      5,332,800 $(3,108)     $117,816
                                       ============  ========= ============  ========= =========  ==========
See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Years ended
                                                         ------------------------------------------------
                                                          July 1, 2001     July 2, 2000   June 27, 1999
                                                         ---------------  --------------- ---------------

Operating activities:
Net loss                                                     $(41,321)       $(66,830)       $ (6,846)
Reconciliation of net loss to net cash used in
  operations:
      Depreciation and amortization                           21,716           16,479           8,385
      Deferred income taxes                                        -            1,321          (1,016)
      Management put liability                                     -            1,451          (1,631)
      Bad debt expense                                           377              221             444
      Minority interests                                           -              (43)            207
      Credit to/amortization of deferred compensation           (156)             367             210
      Loss on disposal of equipment and other                    743              560             364
  Changes in operating items, excluding the effects of acquisitions:
         Receivables                                            (204)            (838)         (1,296)
         Inventories                                          (1,622)          (3,574)         (2,525)
         Prepaid and other                                     2,499              166          (2,712)
         Accounts payable and accrued expenses                 7,226           20,663           4,203
         Other assets                                         (1,875)          (4,699)         (3,787)
         Other liabilities                                       (13)             344             715
                                                         ---------------  --------------- ---------------
  Net cash used in operating activities                      (12,630)         (34,412)         (5,285)

Investing activities:
Acquisitions, net of cash acquired                            (4,892)         (25,515)              -
Capital expenditures, net of non-cash
  expenditures-$4,176, $1,445 and $3,009 in 2001, 2000       (15,791)         (21,901)        (11,960)
  and 1999, respectively
Purchases of investments                                     (16,284)          (1,000)              -
Proceeds from sales of investments                             1,194               15           5,419
Proceeds from sale of business                                     -            2,488               -
Notes receivable, net                                             76              222             178
                                                         ---------------  --------------- ---------------
  Net cash used in investing activities                      (35,697)         (45,691)         (6,363)


Financing activities:
Proceeds from issuance of preferred stock, net                     -                -         101,636
Proceeds from issuance of common stock, net                      375          115,899               -
Payment of deferred offering costs                                 -                -          (1,019)
Redemption of Class C common stock                                 -                -          (4,347)
Proceeds from bank borrowings                                 16,510           21,717          35,402
Repayment of notes payable and bank borrowings               (14,827)         (43,568)        (28,075)
Payments of capital lease obligations                         (1,459)          (1,504)         (1,639)
                                                         ---------------  --------------- ---------------
  Net cash provided by financing activities                      599           92,544         101,958
                                                         ---------------  --------------- ---------------
Net change in cash and equivalents                           (47,728)          12,441          90,310
Cash and equivalents:
  Beginning of year                                          111,624           99,183           8,873
                                                         ---------------  --------------- ---------------
  End of year                                              $  63,896         $111,624        $ 99,183
                                                         ===============  =============== ===============
Supplemental  Cash Flow Information:

     - Interest paid amounted to $1,264, $1,457 and $2,723 for the years ended July 1, 2001, July 2, 2000 and June 27, 1999, respectively.

     - The Company received tax refunds, net of income taxes paid of approximately $1,613 and $472 for the years ended July 1, 2001 and July 2, 2000, respectively, and paid income taxes, net of refunds, of approximately $400 for the year ended June 27, 1999.

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 1, 2001

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. (1-800-FLOWERS.COM) is a leading multi-channel retailer of thoughtful gifts, offering a broad range of flowers, gourmet food, candies, gift baskets, and other specialty gift products to our customers around the world. The Company has extended its product offerings through several of its subsidiaries, including The Plow & Hearth, Inc. ("Plow & Hearth"), a direct marketer of home decor and garden merchandise, GreatFood.com, Inc. ("Greatfood.com"), a source for gourmet products, and the Children's Group, Inc., a direct marketer of unique children's toys and games. The Company operates in one business segment, providing its customers with convenient, multi-channel access via the Internet, telephone, catalogs and retail stores.


Note 2. Significant Accounting Policies


Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30th. Fiscal years 2001 and 1999, which ended July 2, 2001 and June 27, 1999, respectively, consisted of 52 weeks, while fiscal year 2000, which ended on July 2, 2000, consisted of 53 weeks.


Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The  accompanying   financial   statements  and  footnotes   thereto  have  been
retroactively adjusted for a ten-for-one stock split effected in the form of a stock dividend on July 28, 1999.


Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Cash and Equivalents

Cash and equivalents  consist of demand deposits with banks, highly liquid money
market  funds,   overnight  repurchase  agreements  and  commercial  paper  with maturities of three months or less when purchased.


Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting.


Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Amortization of assets held under capital leases is calculated using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the improvements. The useful lives of property, plant and equipment are as

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

follows:

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


Goodwill and Licenses

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Amortization expense relating to goodwill is amortized on a straight-line basis over periods ranging from 3 to 20 years. (See Recent Accounting Pronouncements.)

Licenses represent the fair value of franchise agreements acquired in 1-800-FLOWERS.COM's acquisition of Amalgamated Consolidated Enterprises, Inc. and are amortized on a straight-line basis over a 16-year period. (See Recent Accounting Pronouncements.)


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


Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended July 1, 2001, July 2, 2000 and June 27, 1999, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.


Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at July 1, 2001 and July 2, 2000.


Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies.


Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.


Revenue Recognition

Net revenues are generated by online, telephonic and retail fulfillment operations and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment.


Cost of Revenues

Cost of revenues consists primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to merchandise production associated with its direct-to-consumer operations as well as facility costs on properties that are sublet to the Company's franchisees.


Marketing and Sales

Marketing and sales expenses consist primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues), and customer service center expenses as well as related operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

The Company expenses all advertising costs at the time the advertisement is first shown. Advertising expense (including the amortization of catalog costs of $26.9 million, $21.8 million and $17.6 million for the years ended July 1, 2001, July 2, 2000 and June 27, 1999, respectively) was $71.0 million, $79.5 million and $42.2 million for the years ended July 1, 2001, July 2, 2000 and June 27, 1999, respectively.


Technology and Development

Technology and development expenses consist primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software's useful life, typically three years. Costs associated with repair, maintenance or the development of Web site content are expensed as incurred as the useful life of such software modifications are less than one year.


Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, subject to an annual review for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The provisions of the statement will be adopted by the Company on July 2, 2001. Although the Company is in the process of assessing the impact of adopting Statement No. 142, based upon its current level of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense by approximately $7.0 million.


Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.



Note 3. Acquisitions and Disposition


Acquisition of Selected Assets of The Children's Group

On June 8, 2001, the Company completed its acquisition of selected assets from subsidiaries of Foster & Gallagher, Inc., adding unique and educational children's toys and games to the Company's product offering. The purchase price of approximately $4.9 million included the acquisition of a fulfillment center located in Vandalia, Ohio, inventory, and certain other assets, as well as, the assumption of certain related liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of the Children's Group have been included in the Company's consolidated results of operations since the date of acquisition.


Acquisition of GreatFood.com, Inc.

On November 24, 1999, the Company completed its acquisition of GreatFood.com, an online retailer of specialty and gourmet food products. The purchase price of approximately $18.9 million was funded with a portion of the net proceeds available from the Company's initial public offering. The acquisition has been accounted for as a purchase and, accordingly, the operating results of GreatFood.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $18.9 million, is being amortized over three years. (See Note 2. Significant Accounting Policies - Recent Accounting Pronouncements.)


Acquisition of TheGift.com, Inc.

On November 12, 1999, the Company completed its acquisition of TheGift.com, an online retailer of specialty gift products. The purchase price of approximately $1.5 million was funded through the issuance of 117,379 shares of the Company's common stock, as determined based upon the average closing price of the Company's common stock for the five days prior to the date of acquisition. The acquisition has been accounted for as a purchase and, accordingly, the operating results of TheGift.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $1.7 million, is being amortized over three years. (See Note 2. Significant Accounting Policies - Recent Accounting Pronouncements.)


Disposition of Floral Works, Inc.

On January 12, 2000, the Company completed the sale of its Floral Works, Inc. (Floral Works) subsidiary to a private investment firm. Floral Works is a provider of wholesale floral bouquets to supermarkets and grocery store chains. The sales price of $3.1 million approximated the Company's carrying value of the subsidiary's net assets at the time of divestiture.


Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Children's Group, GreatFood.com, TheGift.com and the sale of Floral Works had taken place at the beginning of fiscal year 1999. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions of Children's Group, GreatFood.com and TheGift.com and the disposition of Floral Works taken place at the beginning of the periods presented.

                                                Years Ended
                                ---------------------------------------------
                                 July 1, 2001   July 2, 2000    June 27, 1999
                                -------------- --------------  --------------
                                     (in thousands, except per share data)

Net revenues (*)                  $ 475,188      $ 411,441        $313,370
Loss from operations              $ (46,793)     $ (86,301)       $(19,976)
Net loss applicable to common
 stockholders                     $ (43,047)     $ (77,852)       $(24,072)
Net loss per common share         $   (0.67)     $   (1.28)       $  (0.55)

(*) Pre-acquisition operations related to the Children's Group include revenues derived from six retail stores which were discontinued by the previous owners at various times during fiscal 2001. Operating results associated with these retail stores were not material to the consolidated operations of the Company during such time. Also, pre-acquisition net revenues for GreatFood.com and TheGift.com were not material to the Company's results of operations.


Disposition of Minority Interest in American Floral Services, Inc.

On November 21, 2000, the Company sold its minority investment in American Floral Services, Inc., a floral wire service, to Teleflora, Inc. The Company received cash proceeds of $1.2 million and recorded a gain on sale of $0.3 million as a result of this transaction.

Acquisition of The Plow & Hearth, Inc.

In April 1998, 1-800-FLOWERS.COM acquired 88% of the issued and outstanding shares of common stock (70% of the fully diluted equity due to the existence of outstanding management stock options) of Plow & Hearth for approximately $16.1 million. Upon completion of the Company's initial public offering in August 1999, the Company satisfied its obligation under the Plow & Hearth management put liability when it acquired the remaining outstanding shares of common stock and stock options from the minority shareholders of Plow & Hearth for cash of approximately $7.9 million, net of Plow & Hearth stock option exercise proceeds of approximately $0.5 million. Accordingly, the incremental amount of funding required to satisfy the management put liability, which was $6.3 million at June 27, 1999, was recorded in the Company's fiscal 2000 quarter ended September 26, 1999 as general and administrative expense and goodwill in the amounts of $1.5 million and $0.1 million, respectively.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired of $18.9 million has been recorded as goodwill and is being amortized over 20 years. (See Note 2. Significant Accounting Policies - Recent Accounting Pronouncements.)

Note 4. Redeployment Charge

In June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2.1 million. The principal actions of the charge relate to the Company's plan to close certain retail stores in connection with its strategic redeployment of its retail network as direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing call volume requirements, while reducing costs per call. The major components of the redeployment charge include the estimated unrecoverable book value of abandoned fixtures, equipment and leasehold improvements in the amount of approximately $1.1 million (charged to depreciation and amortization), and the estimated provision for the future lease obligations and related facility shut down costs in the amount of approximately $1.0 million (charged to marketing and sales expense).

In November 2000, the Company opened a new service center in Ardmore, Oklahoma to replace its Marietta, Georgia facility, which was closed in October 2000. Construction of another service center, scheduled to be completed in the second quarter of fiscal 2002, has begun in Alamagordo, New Mexico, to replace its Phoenix, Arizona and San Antonio, Texas service centers, which were closed in June 2001. In addition, during fiscal 2001, the Company completed the planned conversion of certain retail stores into direct fulfillment centers, while closing certain other non-performing retail stores. During fiscal 2001, $1.6 million was charged against the accrual, and at July 1, 2001, a balance of $0.5 million remains, consisting primarily of accruals for future lease commitments related to the closed service center facilities.


Note 5. Property, Plant and Equipment

                                         July 1, 2001   July 2, 2000
                                        -------------- --------------
                                               (in thousands)

Computer equipment                       $  27,853       $ 23,085
Software development costs                  23,659         17,222
Telecommunication equipment                  5,559          5,798
Leasehold improvements                      11,333          8,608
Building and building improvements           8,439          6,421
Equipment                                    5,732          3,427
Furniture and fixtures                       3,207          2,684
Land                                           637            396
                                        -------------- --------------
                                            86,419         67,641
Accumulated depreciation and
 amortization                               36,558         26,787
                                        -------------- --------------
                                          $ 49,861       $ 40,854
                                        ============== ==============

Note 6. Long-Term Debt

                                                   July 1, 2001   July 2, 2000
                                                  -------------- --------------
                                                         (in thousands)

Commercial notes and revolving credit line (1-5)      $8,153          $6,431
Seller financed acquisition obligations (6-7)            256             295
Obligations under capital leases (see Note 13)         7,041           4,554
                                                  -------------- --------------
                                                      15,450          11,280
Less current maturities of long-term debt and
 obligations under capital leases                      2,931           1,839
                                                  -------------- --------------
                                                     $12,519          $9,441
                                                  ============== ==============

-----------
The following notes and credit lines relate to obligations arising from, and collateralized by, the construction and operation of the Company's Plow & Hearth facility in Madison, Virginia:

(1) $8,000,000 revolving credit line dated March 11, 2001, renewable annually, (none outstanding at July 1, 2001 and July 2, 2000) bearing interest equal to the monthly LIBOR Index plus 1.75% per annum (5.59% at July 1, 2001).

(2)  $2,400,000  note dated June 13,  1997  ($2,095,000  outstanding  at July 1,
     2001), bearing interest at 8.19% per annum. The note is payable in 203 equal monthly installments of principal and interest commencing July 13, 1997.

(3)  $1,460,000  note  dated  July 1, 1998  ($1,293,000  outstanding  at July 1,
     2001), bearing interest equal to the monthly Treasury Bill rate plus 2.1% per annum (5.71% at July 1, 2001). The note is payable in 180 equal monthly installments of principal and interest commencing November 1, 1998.

(4)  $2,980,000  note  dated May 12,  1999  ($2,780,000  outstanding  at July 1,
     2001), bearing interest at 7.61% per annum. The note is payable in 180 equal monthly installments of principal and interest commencing in October 15, 1999.

(5)  $2,300,000 note dated August 8, 2000 ($1,985,000  outstanding July 1, 2001)
     bearing interest at a fixed rate of 8.83% per annum. The note is payable in 60 equal monthly installments of principal and interest commencing September 10, 2000.

The following notes relate to seller-financed acquisition obligations, all of which have been collateralized by either the stock or assets of various subsidiaries of the Company:

(6) $275,000 promissory note dated November 1, 1994 ($119,000 outstanding at July 1, 2001), bearing interest at 8% per annum. The note is payable in 120 equal monthly installments of principal and interest commencing December 1, 1994.

(7) $160,000 non-interest bearing promissory note dated September 30, 1999 ($137,000 outstanding at July 1, 2001). The note is payable in 8 monthly installments commencing January 1, 2001.

As of July 1, 2001, long-term debt maturities, excluding amounts relating to capital leases, are as follows (in thousands):

                                        Debt
Year                                 Maturities
----                               -------------
2002                                  $  756
2003                                     820
2004                                     890
2005                                     942
2006                                     511
Thereafter                             4,490
                                   -------------
                                      $8,409
                                   =============

Note 7.  Income Taxes

Significant components of the benefit for income taxes are as follows:

                                           Years ended
                        -------------------------------------------------
                         July 1, 2001    July 2, 2000      June 27, 1999
                        -------------   --------------    ---------------
                                        (in thousands)
Current:
  Federal               $     -              $2,607            $1,699
  State and local             -                   -               -
                        -------------   --------------    ---------------
                              -              $2,607            $1,699
Deferred                      -              (1,321)            1,016
                        -------------   --------------    ---------------
                        $     -              $1,286            $2,715
                        =============   ==============    ===============

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit is as follows:

                                                                         Years Ended
                                                        --------------------------------------------
                                                        July 1, 2001   July 2, 2000   June 27, 1999
                                                        -------------  -------------- --------------

Tax at U.S. statutory rates                                  34.0%          34.0%          34.0%
State income taxes, net of federal tax benefit                4.9            3.9            4.3
Nondeductible goodwill amortization                          (6.8)          (2.6)          (4.8)
Dividends received deduction                                  -              -              0.2
Change in deferred tax asset valuation                      (33.0)         (32.0)          (2.8)
Other                                                         0.9           (1.4)          (1.9)
                                                        -------------  -------------- --------------
                                                              0.0%           1.9%          29.0%
                                                        =============  ============== ==============


The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                           July 1, 2001    July 2, 2000    June 27, 1999
                                          --------------  --------------  --------------

Deferred tax assets:
  Net operating loss carryforwards            $ 37,097        $ 20,909        $    260
  Accrued expenses and reserves                  2,946           3,086           1,504
  Valuation allowance                          (37,447)        (22,098)           (260)
Deferred tax liabilities:
  Installment sales                                (61)            (70)           (147)
  Tax in excess of book depreciation            (2,535)         (1,827)            (36)
                                          --------------  --------------  --------------
Net deferred tax assets                       $      -        $      -        $  1,321
                                          ==============  ==============  ==============

At July 1, 2001, the Company's U.S. federal and state net operating loss carryforwards for income tax purposes were approximately $92.7 million. If not utilized, these net operating loss carryforwards will begin to expire in fiscal year 2020. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $5.2 million, the resulting benefits will be credited to additional paid-in capital.

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

Preferred Stock and Class C Common Stock Conversion

On May 20, 1999, the Company completed a private placement of 984,493 shares of preferred stock, yielding net proceeds of $101.6 million. In connection with this private placement, and pursuant to the terms of its 1995 investment agreement with the Company's venture capital partner, the Company redeemed the Class C common stock held by the venture capital partner for approximately $14.9 million and issued to it 263,452 shares of Class A common stock. The venture capital partner used the redemption proceeds to purchase 143,053 shares of the Company's preferred stock. Concurrent with the completion of the private placement, the Company redeemed 84,768 shares of Class C common stock owned by its Chief Executive Officer for $4.3 million and issued him 84,768 shares of Class B common stock. During the fiscal year ended June 27, 1999, the Company recorded a dividend in the amount of $5.2 million as a result of the issuances of common stock in exchange for the redemption of all of the outstanding Class C common stock, as well as for the accrual of the 10% cumulative dividend on the Class C common stock through the date of redemption.

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

Stock Repurchase Plan

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

Note 9. Stock Option Plan

In January 1997, the Company's board of directors approved 1-800-FLOWERS.COM's 1997 Stock Option Plan which authorized the granting to key employees, officers, directors and consultants of the Company options to purchase an aggregate of 5,985,440 shares of 1-800-FLOWERS.COM's Class B common stock. On July 7, 1999, the 1-800-FLOWERS.COM, Inc. 1999 Stock Incentive Plan was adopted by the Company's board of directors. Pursuant to the terms of the plan, 9,900,000 shares of Class A common stock have been authorized for issuance, inclusive of any unissued shares from the 1997 Stock Option Plan. Additionally, the shares authorized automatically increase on the first trading day in January of each calendar year, by an amount equal to 3% (1,925,615 shares and 1,852,172 shares during fiscal 2001 and 2000, respectively) of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares. The components of the plan include a discretionary option grant program, an automatic option grant program, a stock issuance program, and a salary investment option grant program.

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

In January 1999, the Company issued stock options to employees to purchase 200,000 shares of common stock at $2.00 per share, which was considered to be the fair value of the common stock at that time. Such options vested at the rate of 25% per year on the anniversary of the grant date. Soon thereafter, the Company entered into discussions with an investor to purchase shares of common stock at $10.43 per share. Accordingly, for accounting purposes, the Company used such per share value to record a deferred compensation charge of $1.7 million associated with the January 1999 option grants, of which $0.4 million and $0.2 million was amortized during the years ended July 2, 2000 and June 27, 1999, respectively. During the year ended July 1, 2001, the Company reversed $0.2 million of amortization, representing previously amortized deferred compensation expense associated with unvested stock options which were forfeited upon the employee's separation from the Company.

The following table summarizes activity in stock options:

                                                         Years ended
                          --------------------------------------------------------------------------
                               July 1, 2001             July 2, 2000            June 27, 1999
                          --------------------------------------------------------------------------
                                       Weighted                 Weighted                 Weighted
                            Shares      Average     Shares       Average     Shares       Average
                             Under     Exercise      Under      Exercise      Under      Exercise
                            Option      Price      Option        Price       Option        Price
                          ------------ ---------- ------------  --------- ------------ ------------
Balance, beginning of
  year                    $ 5,788,171    $8.53    $ 1,237,500     $1.73    $  525,500     $1.36
Grants                      2,143,925    $3.91      5,099,550    $10.57       712,000     $2.00
Exercises                    (97,175)    $3.83        (61,250)    $2.00            -          -
Forfeitures               (1,379,659)   $10.52       (487,629)   $13.38            -          -
                          ------------            ------------             ------------
Balance, end of year      $ 6,455,262    $6.64    $ 5,788,171     $8.53    $1,237,500     $1.73
                          ============            ============             ============
Weighted-average fair
  value of options
  issued during the year                 $2.21                    $6.33                   $0.90


The following table summarizes information about stock options outstanding at July 1, 2001:


                                                                    Weighted-        Weighted-
                                                                     Average          Average
                                    Options        Options          Remaining        Exercise
   Exercise Price                 Outstanding    Exercisable    Contractual Life       Price
  -----------------              ------------   -------------   ----------------    ----------
    $  1.30-  1.61                   500,500        481,125        5.7 years           $1.34
       2.00-  2.00                   464,125        441,561        7.0 years           $2.00
       3.31-  4.88                 3,821,915        466,230        9.1 years           $4.26
       5.06-  7.06                   188,200         19,640        9.1 years           $5.66
       7.88- 11.30                    76,000          5,000        9.5 years           $7.88
      12.38- 16.43                   667,161        136,962        8.4 years          $12.64
      21.00- 21.00                   737,361        275,098        8.0 years          $21.00
                                -------------  -------------
                                   6,455,262      1,825,616                            $6.64
                                =============  =============

At July 1, 2001, the Company has reserved approximately 14,757,000 shares of common stock for issuance under common stock option plans.

Fair Value Disclosures

Pro forma information regarding net income (loss) is required by SFAS No. 123, Accounting For Stock-Based Compensation, which also requires that the information be determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the minimum value option pricing model prior to the Company's initial public offering, and the Black-Scholes option pricing model thereafter, with the following assumptions: risk free interest rate of 5.35%, 6.15% and 6.00% in 2001, 2000 and 1999, respectively; no dividend yield; 60%, 70% and 0% volatility in 2001, 2000 and 1999, respectively, and a weighted-average expected life of the options of 5 years at date of grant.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma financial information is as follows:


                                                                 Years ended
                                                ----------------------------------------------
                                                 July 1, 2001    July 2, 2000   June 27, 1999
                                                --------------  --------------  --------------
                                                     (in thousands, except per share data)
Net loss applicable to common stockholders:
  As reported                                      $(41,321)       $(66,830)      $(12,061)
  Pro forma                                         (46,272)        (71,766)       (12,501)
Basic and diluted net loss per share applicable
to common stockholders:
  As reported                                        $(0.64)         $(1.10)        $(0.27)
  Pro forma                                           (0.72)          (1.18)         (0.28)


Note 10. Employee Stock Purchase Plan

In December 2000, the Company's board of director's approved the 1-800-FLOWERS.COM, Inc. 2001 Employee Stock Purchase Plan (ESPP), a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, to provide substantially all employees who have completed six months of service, an opportunity to purchase shares of the Company's Class A common stock. Employees may contribute a maximum of 15% of eligible compensation, but in no event can an employee purchase more than 500 shares on any purchase date. Offering periods have a duration of six months, and the purchase price per share will be the lower of: (i) 85% of the fair market value of a share of Class A common stock on the last trading day of the applicable offering period, or (ii) 85% of the fair market value of a share of Class A common stock on the last trading day before the commencement of the offering period. The maximum number of shares of Class A common stock that may be issued under the ESPP is 1,300,000 shares. The share pool shall be increased on the first trading day of each calendar year, beginning in 2002, by a number equal to the lesser of (i) 1% of the total number of shares of common stock then outstanding, or (ii) 750,000 shares of Class A common stock. A total of 14,512 shares of Class A common stock have been issued under the ESPP.

Note 11. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company made contributions of $0.2 million, $0.1 million, and $0.1 million for the years ended July 1, 2001, July 2, 2000, and June 27, 1999, respectively.

Note 12. Basic and Diluted Loss Per Share

The following sets forth the data used in the computation of basic and diluted loss per common share:

                                                                        Years ended
                                                           --------------------------------------
                                                             July 1,      July 2,      June 27,
                                                              2001          2000         1999
                                                           -----------   -----------  -----------
                                                                       (in thousands)
Numerator:
  Net loss                                                 $(41,321)      $(66,830)    $ (6,846)
  Redeemable Class C common stock dividends                        -             -       (5,215)
                                                           ------------   -----------  -----------
  Net loss applicable to common stockholders               $(41,321)      $(66,830)    $(12,061)
                                                           ============   ===========  ===========
Denominator:
   Denominator for basic and diluted loss per
     share-weighted average common shares outstanding      $ 64,197       $ 60,889     $ 44,035
                                                           ============   ===========  ===========


Net loss per common share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options and warrants, prior to exercise, are not included in the computation as their inclusion would be antidilutive. The shares of the Company's preferred stock were converted into common stock upon completion of its initial public offering, and were excluded from the diluted loss per share computation until such date, as this effect would have been antidilutive.


Note 13. Commitments and Contingencies


Leases

The Company currently leases office, store facilities, and equipment under various operating leases through fiscal 2019. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis.

The Company leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $15.5 million, and $11.5 million at July 1, 2001 and July 2, 2000, respectively, and accumulated amortization of $9.8 million and $8.2 million, respectively. In addition, the Company subleases land and buildings (which are leased from third parties) to certain of its franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

In January 2001, the Company obtained a $10.0 million equipment lease line of credit with a bank. Interest under this line, which matures in January 2006, is determined on the date of each commitment to borrow and is based on the bank's base rate on such date. At July 1, 2001, the Company had financed $4.2 million of equipment purchases through such lease line. The borrowings, which bear interest at 6.35% annually, are payable in 60 monthly installments of principal and interest commencing in February 2001. Borrowings under the line are collateralized by the underlying equipment purchased and an equal amount of pledged investments.

As of July 1, 2001, future minimum payments under non-cancelable capital lease obligations, lease receipts due from franchisees (shown as Capitalized Investment in Leases) and operating leases with initial terms of one year or more consist of the following:

                                   Obligations
                                     Under      Capitalized
                                    Capital     Investment      Operating
                                    Leases       In Leases       Leases
                                  ------------  ------------   ------------
                                               (in thousands)

2002                                 $2,602        $  320        $ 5,050
2003                                  2,076           210          4,779
2004                                  1,436           119          4,334
2005                                  1,164            53          3,626
2006                                    745            29          1,287
Thereafter                               39            39          4,442
                                   ------------  ------------  ------------
Total minimum lease payments         $8,062        $  770        $23,518
                                                               ============
Less amounts representing
interest                             (1,021)          (64)
                                   ------------  ------------
Present value of net minimum
lease payments                       $7,041        $  706
                                   ============  ============


At July 1, 2001, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                        Sublease           Sublease
                        Income             Expense
                        -------            -------
                             (in thousands)

      2002             $ 2,541             $ 2,526
      2003               1,915               1,903
      2004               1,667               1,655
      2005               1,346               1,337
      2006               1,017               1,010
Thereafter               3,026               2,997
                        ------             -------
                       $11,512             $11,428
                       =======             =======

In addition to the above, the Company has agreed to provide rent guarantees for leases entered into by certain franchisees with third party landlords. At July 1, 2001, the aggregate minimum rent payable by franchisees guaranteed by the Company was approximately $0.2 million.

Rent expense was approximately $8.4 million, $10.2 million, and $7.7 million for the years ended July 1, 2001, July 2, 2000, and June 27, 1999 respectively.


Online Marketing Agreements

The  Company  has  commitments  under exclusive online marketing agreements with
various  portal  providers.   Such  online  marketing  costs are capitalized and
amortized on a straight-line basis over the term of the agreements.

On September 1, 2000, the Company entered into a new five-year $22.1 million interactive marketing agreement with AOL commencing October 1, 2001 and ending August 31, 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City and ICQ. As a result of the modification of the previous agreement, the Company recorded a one-time charge of approximately $7.3 million during its fiscal year 2001 first quarter.


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


                                                      1-800-FLOWERS.COM, INC.

                                            Schedule II - Valuation and Qualifying Accounts

                                                              Additions
                                                       --------------------------------
                                                        Charged to
Description                             Balance at        Costs          Charged to                           Balance at
                                         Beginning     and Expenses   Other Accounts-       Deductions-         End of
                                         of Period                        Describe           Describe           Period
                                       --------------  -------------  -----------------  ------------------ ---------------

Year ended July 1, 2001:
 Reserves and allowances deducted
  from asset accounts:
 Reserve for estimated doubtful
  accounts-accounts/notes receivable     $  926,000      $ 377,000       $           -    $   (159,000) (a)    $1,144,000
 Valuation allowance on deferred tax
     assets                              22,098,000              -        15,349,000 (b))          -           37,447,000
                                       --------------
                                                        ------------  -----------------  ------------------ ---------------


                                         $23,024,000      $377,000       $15,349,000      $   (159,000)       $38,591,000
                                       ==============
                                                        ============  =================  ================== ===============




Year ended July 2, 2000:
 Reserves and allowances deducted
  from asset accounts:
 Reserve for estimated doubtful
  accounts-accounts/notes  receivable    $1,482,000       $221,000       $           -    $   (777,000) (a)    $ 926,000
 Valuation allowance on deferred tax
     assets                                 260,000              -        21,838,000 (b)           -          22,098,000
                                       --------------  -------------  -----------------  ------------------ ---------------


                                         $1,742,000       $221,000       $21,838,000      $       (777,000)  $23,024,000
                                       ==============  =============  =================  ================== ===============




Year ended June 27,1999:
 Reserves and allowances deducted
  from asset accounts:
 Reserve for estimated doubtful
  accounts-accounts/notes receivable     $1,377,000       $444,000       $         -      $   (339,000) (a)    $1,482,000
 Valuation allowance on deferred tax
     assets                                       -              -           260,000 (b)             -           260,000
                                       --------------  -------------  -----------------  ------------------ ---------------


                                         $1,377,000       $444,000       $   260,000      $   (339,000)        $1,742,000
                                       ==============  =============  =================  ================== ===============
___________________________________

(a)      Reduction in allowance due to write-off of accounts/notes receivable balances.
(b)      Record a valuation allowance for deferred tax assets.