Form 10-Q
period 2001-09-30
1 800 FLOWERS COM INC
filed 2001-11-14
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001


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

                                   26,727,215
                                   ----------
  (Number of shares of Class A common stock outstanding as of November 7, 2001)

                                   37,661,665
                                   ----------
  (Number of shares of Class B common stock outstanding as of November 7, 2001)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                      INDEX
                                                                           Page
                                                                           ----

Part I.     Financial Information

  Item 1.   Consolidated Financial Statements:

            Consolidated Balance Sheets - September 30, 2001
             (Unaudited) and July 1, 2001                                    1

            Consolidated Statements of Operations (Unaudited) -
             Three Months Ended September 30, 2001 and October 1, 2000       2

            Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended September 30, 2001 and October 1, 2000       3

            Notes to Consolidated Financial Statements (Unaudited)           4

  Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       7

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18

Part II.    Other Information

  Item 1.   Legal Proceedings                                               19

  Item 2.   Changes in Securities and Use of Proceeds                       19

  Item 3.   Defaults Upon Senior Securities                                 19

  Item 4.   Submission of Matters to a Vote of Security Holders             19

  Item 5.   Other Information                                               19

  Item 6.   Exhibits and Reports on Form 8-K                                19

Signatures                                                                  20

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                             September 30,      July 1,
                                                 2001            2001
                                           ----------------  ------------
                                              (unaudited)
Assets
Current assets:
  Cash and equivalents                        $ 45,825          $ 63,896
  Receivables, net                               9,286             8,209
  Inventories                                   19,150            14,885
  Prepaid and other                              1,848             1,831
                                            ------------      ------------
    Total current assets                        76,109            88,821
Property, plant and equipment, net              48,920            49,861
Capitalized investment in leases                   646               706
Goodwill                                        25,632            25,632
Investments                                     18,696            16,284
Other assets                                    13,910            13,953
                                            ------------      ------------
Total assets                                  $183,913          $195,257
                                            ============      ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses       $ 55,568          $ 58,481
  Current maturities of long-term debt and
    obligations under capital leases             3,056             2,931
                                            ------------      ------------
    Total current liabilities                   58,624            61,412
Long-term debt and obligations under
  capital leases                                12,611            12,519
Other liabilities                                3,390             3,510
                                            ------------      ------------
Total liabilities                               74,625            77,441
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $.01 par value,
    10,000,000 shares authorized, none
    issued                                         -                 -
  Class A common stock, $.01 par value,
    200,000,000 shares authorized,
    26,752,449 and 26,586,875 shares
    issued at September 30, 2001 and
    July 1, 2001, respectively                     268               266
  Class B common stock, $.01 par value,
    200,000,000 shares authorized, 42,941,665
    and 43,028,525 shares issued at September
    30, 2001 and July 1, 2001, respectively        429               430
  Additional paid-in capital                   239,323           238,906
  Retained deficit                            (127,624)         (118,678)
  Treasury stock, at cost-52,800 Class A
    and 5,280,000 Class B shares                (3,108)           (3,108)
                                            ------------      ------------
      Total stockholders' equity               109,288           117,816
                                            ------------      ------------
Total liabilities and stockholders' equity    $183,913          $195,257
                                            ============      ============


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                 Three Months Ended
                                          -------------------------------
                                           September 30,     October 1,
                                              2001             2000
                                          --------------   --------------

Net revenues                                $ 79,169         $ 72,516
Cost of revenues                              47,877           45,091
                                          --------------   --------------
Gross profit                                  31,292           27,425
Operating expenses:
  Marketing and sales                         26,631           34,528
  Technology and development                   3,690            4,626
  General and administrative                   6,914            7,395
  Depreciation and amortization                3,594            5,041
                                          --------------   --------------
    Total operating expenses                  40,829           51,590
                                          --------------   --------------
Operating loss                                (9,537)         (24,165)
Other income (expense):
  Interest income                                924            1,898
  Interest expense                              (298)            (322)
  Other                                          (35)              88
                                          --------------   --------------
    Total other income (expense), net            591            1,664
                                          --------------   --------------
Loss before income taxes                      (8,946)         (22,501)
Benefit from income taxes                        -                -
                                          --------------   --------------
Net loss                                    $ (8,946)        $(22,501)
                                          ==============   ==============
Basic and diluted net loss per
  common share                              $  (0.14)        $  (0.35)
                                          ==============   ==============

Weighted average shares used in the
  calculation of basic and diluted
  net loss per common share                 $ 64,310         $ 64,184
                                          ==============   ==============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                 Three Months Ended
                                          -------------------------------
                                           September 30,     October 1,
                                              2001             2000
                                          --------------   --------------
Operating activities:
Net loss                                     ($8,946)         ($22,501)
Reconciliation of net loss to net
  cash used in operations:
  Depreciation and amortization                3,594             5,041
  Bad debt expense                               114                 6
  Reduction of deferred compensation               -              (157)
  Changes in operating items:
    Receivables                               (1,191)             (389)
    Inventories                               (4,265)           (4,471)
    Prepaid and other                            (17)             (275)
    Accounts payable and accrued expenses     (2,913)            2,057
    Other assets                                (411)            2,281
    Other liabilities                           (120)               93
                                          ---------------   --------------
  Net cash used in operating activities      (14,155)          (18,315)

Investing activities:
Purchase of investments                       (2,412)                -
Capital expenditures, net of
  non-cash expenditures                       (1,486)           (3,091)
Notes receivable, net                            198               (31)
                                          ---------------   --------------
  Net cash used in investing activities       (3,700)           (3,122)

Financing activities:
Proceeds from issuance of
  common stock, net                              418                25
Proceeds from bank borrowings                      -            12,965
Repayment of notes payable and bank
  borrowings                                    (203)           (5,270)
Payment of capital lease obligations            (431)             (425)
                                          ---------------   --------------
  Net cash (used in) provided by
    financing activities                        (216)            7,295
                                          ---------------   --------------
 Net change in cash and equivalents          (18,071)          (14,142)
 Cash and equivalents:
   Beginning of period                        63,896           111,624
                                          ---------------   --------------
   End of period                             $45,825          $ 97,482
                                          ===============   ==============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The balance sheet at July 1, 2001 has been derived from the audited financial statements at that date. Certain prior period amounts have been reclassified to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 1, 2001.

Comprehensive Loss

For the three months ended September 30, 2001 and October 1, 2000, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.

Goodwill and Other Intangible Assets

On July 2, 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain specified criteria. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment on an annual basis. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The Company's previous business combinations were accounted for using the purchase method of accounting. As of July 2, 2001, the net carrying amount of goodwill from prior purchase transactions was approximately $25.6 million. Without the adoption of SFAS 142, the annual amortization of this amount, which ceased effective July 2, 2001, would have been approximately $7.4 million during fiscal 2002. The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of investments in license agreements, are appropriate and consistent with those identified as of July 1, 2001. Although the Company does not expect to complete its assessment of the assets impacted by the adoption of SFAS 142 until December 30, 2001, based upon the asset reviews completed to date, which include all goodwill other than that associated with its retail stores (amounting to $0.8 million at July 2, 2001), no impairment losses have been deemed necessary for the quarter ended September 30, 2001.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net loss and net loss per diluted share would have been as follows:

                                                 Three Months Ended
                                          -------------------------------
                                           September 30,     October 1,
                                              2001             2000
                                          --------------   --------------
                                       (in thousands, except per share data)

Reported net loss                            ($8,946)         ($24,165)
Add back: goodwill amortization                    -            (1,928)
                                          --------------   --------------
Adjusted net loss                            ($8,946)         ($22,237)
                                          ==============   ==============
Basic and diluted net loss per
  common share:
  Reported net loss                           ($0.14)           ($0.35)
  Goodwill amortization                            -             (0.03)
                                          ---------------  ---------------
  Adjusted net loss per common share          ($0.14)           ($0.32)
                                          ===============  ===============

Note 2 - Acquisition of Selected Assets of The Children's Group

On June 8, 2001, the Company completed its acquisition of selected assets from subsidiaries of Foster & Gallagher, Inc., adding unique and educational children's toys and games to the Company's product offering. The purchase price of approximately $4.9 million, paid in cash, included the acquisition of a fulfillment center located in Vandalia, Ohio, inventory, and certain other assets, as well as, the assumption of certain related liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, which approximated the purchase price, and the operating results of the Children's Group have been included in the Company's consolidated results of operations since the date of acquisition.

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of the Children's Group businesses had taken place at the beginning of fiscal year 2001. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisition of Children's Group taken place at the beginning of the periods presented.

                                                 Three Months Ended
                                          -------------------------------
                                           September 30,     October 1,
                                              2001             2000
                                          --------------   --------------
                                       (in thousands, except per share data)

Net revenues (*)                              $79,169          $75,736
Loss from operations                           (9,537)         (25,236)
Net loss                                       (8,946)         (23,679)
Net loss per common share                      ($0.14)          ($0.37)

(*) Pre-acquisition operations related to the Children's Group include revenues derived from six retail stores which were discontinued by the previous owners at various times during fiscal 2001. Operating results associated with these retail stores were not material to the consolidated operations of the Company during such time.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

Note 3 - Redeployment Charge

In June 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a redeployment charge of approximately $2.1 million. The principal actions of the charge relate to the Company's plan to close certain retail stores in connection with its strategic redeployment of its retail network as direct fulfillment centers and the relocation of certain customer service centers, enabling the Company to meet increasing call volume requirements, while reducing costs per call. The major components of the redeployment charge include the estimated unrecoverable book value of abandoned fixtures, equipment and leasehold improvements in the amount of approximately $1.1 million, and the estimated provision for the future lease obligations and related facility shut down costs in the amount of approximately $1.0 million.

In November 2000, the Company opened a new service center in Ardmore, Oklahoma to replace its Marietta, Georgia facility, which was closed in October 2000. Construction of another service center, scheduled to be completed in the second quarter of fiscal 2002, has begun in Alamagordo, New Mexico, to replace its Phoenix, Arizona and San Antonio, Texas service centers, which were closed in June 2001. In addition, during fiscal 2001, the Company completed the planned conversion of certain retail stores into direct fulfillment centers, while closing certain other non-performing retail stores. Through September 30, 2001, $1.6 million was charged against the accrual, leaving a balance of $0.5 million, consisting primarily of accruals for future lease commitments related to the closed service center facilities.

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                September 30,       July 1,
                                                    2001              2001
                                               --------------    --------------
                                                        (in thousands)

Commercial notes and revolving credit lines        $ 7,979          $ 8,153
Seller financed acquisition obligations                226             256
Obligations under capital leases                     7,462            7,041
                                               ---------------   --------------
                                                    15,667           15,450
Less current maturities of long-term debt
  and obligations under capital leases               3,056            2,931
                                               ---------------   --------------
                                                   $12,611          $12,519
                                               ===============   ==============

Note 5 - Net Loss Per Common Share

Net loss per common share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options, prior to exercise, are not included in the computation as their inclusion would be antidilutive.

Note 6 - Commitments and Contingencies

Online Marketing Agreements

On September 1, 2000, the Company entered into a new five-year $22.1 million interactive marketing agreement with AOL Time Warner, Inc. ("AOL") commencing
October 1, 2000 and ending August 31, 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City and ICQ. As a result of the modification of the previous agreement, the Company recorded a non-recurring charge of approximately $7.3 million during the three months ended October 1, 2000.

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

The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. In addition to the Company's selection of thoughtful gifts, the Company's product line is extended by its other brands which include Plow & Hearth, home decor and garden merchandise, (www.plowhearth.com), GreatFood.com, gourmet food products, (www.greatfood.com), HearthSong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindoll.com), unique and educational children's toys and games.

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

Results of Operations

Net Revenues

                                     Three Months Ended
                                 --------------------------
                                   September    October 1,
                                   30, 2001        2000         % Change
                                 ------------- ------------   ------------
                                       (in thousands)
Net revenues:
  Telephonic                       $40,967       $41,292         (0.8%)
  Online                            32,340        25,422         27.2%
  Retail/fulfillment                 5,862         5,802          1.0%
                                 ------------- -----------    ------------
Total net revenues                 $79,169       $72,516          9.2%
                                 ============= ===========

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. Growth in combined telephonic and online revenues during the three months ended September 30, 2001 was due to an increase in order volume and average order value, which resulted from more cost-efficient marketing efforts, strong brand name recognition and the Company's continued expansion of its non-floral product offerings, including a broad range of items such as plants, candies and gourmet foods, as well as items for the home and garden, children's toys and other specialty gifts. Non-floral gift products accounted for 38.2% of total combined telephonic and online net revenues during the three months ended September 30, 2001 in comparison to 34.9% during the same period of the prior fiscal year.

The Company fulfilled approximately 1,136,000 orders through its combined telephonic and online sales channels during the three months ended September 30, 2001, representing a 7.0% increase over the prior year period. The growth was primarily the result of increases in online order volume driven by traffic both directly to the Company's URL's ("Universal Resource Locators") and through third party portals. Online orders derived directly from the Company's URL's accounted for 77.0% of total online orders during the three months ended September 30, as compared to 74.9% during the same period of the prior fiscal year. Additionally, the Company's combined telephonic and online sales channels average order value increased 2.7% to $64.53 during the three month ended September 30, 2001. Net revenues generated from the Company's telephonic sales channel decreased during the three months ended September 30, 2001 in comparison to the prior fiscal year period, as a result of the continuing migration of our customers to the Company's online sales channel. The Company's focus on the growth of its online business and the continuing migration of its customers from the telephone to the web is important for several reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings - including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening its relationship with them and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to engage them in an electronic dialog via cost efficient e-mail marketing programs.

Retail/fulfillment revenues for the three months ended September 30, 2001 was consistent with the same period of the prior year.


Gross Profit

                                     Three Months Ended
                                 --------------------------
                                   September    October 1,
                                   30, 2001        2000         % Change
                                 ------------- ------------   ------------
                                       (in thousands)
Gross profit                       $31,292       $27,425          14.1%
Gross margin %                      39.5%         37.8%

Gross profit consists of net revenues less cost of revenues which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. During the three months ended September 30, 2001, gross profit increased in comparison to the same period of the prior fiscal year, primarily as a result of increased order volume, average order value and an improved gross margin percentage. The gross margin percentage increased 170 basis points during the three months ended September 30, 2001, primarily as a result of the Company's increased online service and shipping charges, which aligned them with industry norms, and the continued growth in non-floral product sales, which generate a higher gross margin. In addition, the Company's continued focus on customer service and operational efficiencies further enhanced the gross margin percentage through the implementation of stricter quality control standards and enforcement methods which reduced the rate of credits and replacements. This increase in gross margin percentage was partially offset by the aforementioned increase in the average order value on florist fulfilled orders which, while generating a higher gross profit, result in a lower gross margin percentage because the Company's fixed service charge is spread over a higher sales price.

As the Company continues to expand its higher margin, non-floral business, the Company expects that gross margin percentage during fiscal 2002, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense

                                     Three Months Ended
                                 --------------------------
                                   September    October 1,
                                   30, 2001        2000         % Change
                                 ------------- ------------   ------------
                                       (in thousands)

Marketing and sales                 $26,631       $34,528        (22.9%)
Percentage of net revenues           33.6%         47.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased to 33.6% of net revenues during the three months ended September 30, 2001, compared to 47.6% (37.6%, exclusive of the non-recurring charge discussed below) during the same period of the prior fiscal year, as a result of volume related efficiencies and cost-effective advertising, coupled with the Company's strong brand name and savings realized from successful renegotiations of certain of its portal agreements. In September 2000, the Company incurred a non-recurring charge of $7.3 million ($0.11 per share), as a result of the modification of an interactive marketing agreement with one of the Company's portal providers. The Company subsequently entered into a new five-year, $22.1 million agreement with the same portal provider, thereby reducing the Company's continuing annualized expense with such provider by $5.6 million. As a result of the Company's cost efficient customer retention programs, of the 980,000 customers who placed orders during the three months ended September 30, 2001, approximately 53.6% represented repeat customers compared to 48.2% in the prior fiscal year period. In addition, despite the overall reduction in spending, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 455,000 new customers during the three months ended September 30, 2001.

In order to continue to execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal providers to ensure that these relationships continue to generate cost-effective incremental volume. As such, although the Company expects spending will increase due to the incremental marketing efforts associated with the acquisition of The Children's Group in June 2001, spending as a percentage of net revenues is expected to continue to decrease in comparison to prior years.

Technology and Development Expense

                                     Three Months Ended
                                 --------------------------
                                   September    October 1,
                                   30, 2001        2000         % Change
                                 ------------- ------------   ------------
                                       (in thousands)

Technology and development          $3,690        $4,626         (20.2%)
Percentage of net revenues           4.7%          6.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased during the three months ended September 30, 2001 as compared to the same period of the prior fiscal year, as a result of cost efficiencies realized by bringing the Company's Web-hosting and development capabilities in-house during the latter half of fiscal 2001. Internalizing the Company's hosting and development functions has enabled the Company to cost effectively enhance the content and functionality of its web sites, including the September 2001 relaunch of its Plow & Hearth (www.plowhearth.com) web site, and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the three months ended September 30, 2001 and October 1, 2000, the Company expended $5.3 million and $6.8 million on technology and development, of which $1.7 million and $2.1 million, respectively, has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending, particularly in the areas of website hosting and development and database management, will decrease in comparison to prior fiscal years as the Company continues to benefit from previous investments in its current technology platform.

General and Administrative Expense

                                     Three Months Ended
                                 --------------------------
                                   September    October 1,
                                   30, 2001        2000         % Change
                                 ------------- ------------   ------------
                                       (in thousands)

General and administrative          $6,914        $7,395         (6.5%)
Percentage of net revenues           8.7%         10.2%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The decrease in general and administrative expense during the three months ended September 30, 2001, in comparison to the same period of the prior fiscal year, was primarily the result of various cost reduction initiatives as well as reduced professional fees, partially offset by increased insurance costs.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and, as such, while increasing in absolute dollars due primarily to the incremental costs associated with the acquisition of The Children's Group in June 2001, general and administrative expenses is expected to, on a seasonally adjusted basis, continue to decline as a percentage of net revenues during the remainder of fiscal year 2002.

Depreciation and Amortization Expense

                                     Three Months Ended
                                 --------------------------
                                   September    October 1,
                                   30, 2001        2000         % Change
                                 ------------- ------------   ------------
                                       (in thousands)

Depreciation and amortization        $3,594        $5,041        (28.7%)
Percentage of net revenues            4.5%          7.0%

The decrease in depreciation and amortization expense during the three months ended September 30, 2001, in comparison to the prior fiscal year, was primarily the result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives. As a result, depreciation and amortization expense for the three months ended October 1, 2000 includes $1.9 million ($0.03 per share) of goodwill amortization, which is not included in the comparable period of fiscal 2002.

Although the Company does not expect to complete its assessment of the assets impacted by the adoption of SFAS 142 until December 30, 2001, based upon the asset reviews completed to date, which include all goodwill other than that associated with its retail stores (amounting to $0.8 million at July 2, 2001), the Company anticipates that the adoption will reduce its fiscal 2002 annualized amortization expense by approximately $7.4 million.

Other Income (Expense)

                                     Three Months Ended
                                 --------------------------
                                   September    October 1,
                                   30, 2001        2000         % Change
                                 ------------- ------------   ------------
                                       (in thousands)

Interest income                     $  924        $1,898         (51.3%)
Interest expense                      (298)         (322)          7.5%
Other                                  (35)           88        (139.8%)
                                ------------- ------------
                                    $  591        $1,664         (64.5%)
                                ============= ============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense primarily attributable to the Company's capital leases and other long-term debt. The decrease in other income (expense) for the three months ended September 30, 2001 was primarily due to the decline in invested cash balances which were used to fund the Company's operations and capital expenditures, as well as a decline of the Company's average rate of return on its investments.

Income Taxes

During the three months ended September 30, 2001 and October 1, 2000 no income tax benefit has been recorded as all available loss carrybacks were fully utilized during fiscal 2000. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards, that exceeded the amount of recoverable income taxes due to allowable carryback claims.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $17.5 million, including cash and equivalents of $45.8 million, compared to working capital of $27.4 million, including cash and equivalents of $63.9 million, at July 1, 2001. The decrease in working capital resulted primarily from the funding of operations, which included a seasonal increase in inventory associated with the coming holiday season, capital expenditures and the purchase of long-term investment grade securities.

Net cash used in operating activities of $14.2 million for the three months ended September 30, 2001 was primarily attributable to net losses, reduced by non-cash charges of depreciation and amortization and working capital changes comprised primarily of reductions in accounts payable and accrued expenses, and a seasonal increase in inventory associated with the Company's expansion into non-floral product lines and in anticipation of the upcoming holidays.

Net cash used in investing activities of $3.7 million for the three months ended September 30, 2001 was principally comprised of capital expenditures for computer hardware and software, including those associated with the construction of a new 300 seat service center in Alamogordo, New Mexico, and the purchase of long-term investment grade government and corporate securities. The Company expects that as it begins its return to positive cash flow, it will continue to reallocate available cash balances into longer term securities in order to maximize the return on its investments.

Net cash used in financing activities was $0.2 million for the three months ended September 30, 2001, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

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

Risk Factors that May Affect Future Results

The  risks  and  uncertainties  described  below  are not  the  only  risks  and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations may suffer.

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

If the Company fails to develop and maintain its brands, it may not increase or maintain its customer base or its revenues. The Company must develop and maintain the 1-800-FLOWERS.COM brands to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. The Company intends to maintain its expenditures for creating and maintaining brand loyalty and raising awareness of its additional product offerings. However, if the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers leading to a reduction of revenues.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. The Company expects that while a greater percentage of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL Time Warner, Yahoo! and Microsoft Corporation for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

A failure to integrate the systems and operations of any acquired business with the Company's operations may disrupt its business. The Company has acquired complementary businesses and may continue to do so in the future. If the Company is unable to fully integrate future acquisitions into its operations, its business and operations could suffer, management may be distracted and its expenses may increase. Moreover, the expected benefits from any acquisition may not be realized, resulting in lost opportunities and loss of capital.

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

The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what effect, if any, the terrorist attacks on the World Trade Center and the Pentagon, or similar future events, may have on its business. The Company's results of operations and financial condition could be adversely impacted if such events cause a downturn in the economy, or other negative effects which cannot now be anticipated.

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

Recent federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a three-year moratorium on state and local taxes on internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on e-commerce. This moratorium expired on October 21, 2001, and a risk exists that the moratorium will not be re-enacted. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. states and local governments would create administrative burdens for the Company and could decrease future sales.

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




                                           1-800-FLOWERS.COM, Inc.
                                           ----------------------------------
                                           (Registrant)




Date:  November 13, 2001                   /s/ James F. McCann
------------------------                   ----------------------------------
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)



Date:  November 13, 2001                   /s/ William E. Shea
------------------------                   ----------------------------------
                                           William E. Shea
                                           Senior Vice President Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)