Form 10-Q
period 2001-12-30
1 800 FLOWERS COM INC
filed 2002-02-13
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 30, 2001


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         11-3117311
         ----------                                       ----------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                  1600 Stewart Avenue, Westbury, New York 11590
               (Address of principal executive offices)(Zip code)

                                 (516) 237-6000
              (Registrant's telephone number, including area code)

                                 Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

                                   27,456,889
(Number of shares of Class A common stock outstanding as of February 6, 2002)

                                   37,482,425
(Number of shares of Class B common stock outstanding as of February 6, 2002)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 30, 2001


                                      INDEX
                                                                            Page

Part I.                Financial Information
    Item 1.             Consolidated Financial Statements:

                        Consolidated  Balance Sheets -
                         December 30, 2001 (Unaudited)
                         and July 1, 2001                                     1

                        Consolidated Statements of Operations
                         (Unaudited)- Three and Six Months Ended
                         December 30, 2001 and December 31, 2000              2

                        Consolidated  Statements of Cash Flows
                         (Unaudited) - Six Months Ended
                         December 30, 2001 and December 31, 2000              3

                        Notes to Consolidated Financial
                         Statements (Unaudited)                               4


    Item 2.             Management's   Discussion  and  Analysis
                         of Financial Condition and Results
                         of Operations                                        8

    Item 3.             Quantitative and Qualitative
                         Disclosures About Market Risk                       19

Part II.               Other Information

    Item 1.             Legal Proceedings                                    20

    Item 2.             Changes in Securities and Use of Proceeds            20

    Item 3.             Defaults upon Senior Securities                      20

    Item 4.             Submission of Matters to a Vote
                        of Security Holders                                  20

    Item 5.             Other Information                                    20

    Item 6.             Exhibits and Reports on Form 8-K                     20

Signatures                                                                   21

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS



                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                  December 30,       July 1,
                                                                                      2001            2001
                                                                                 ----------------  ------------
                                                                                     (unaudited)

 Assets
 Current assets:
   Cash and equivalents                                                                $ 65,803      $ 63,896
   Receivables, net                                                                      11,474         8,209
   Inventories                                                                           15,070        14,885
   Prepaid and other                                                                      1,926         1,831
                                                                                     ------------  ------------
        Total current assets                                                             94,273        88,821

 Property, plant and equipment, net                                                      50,347        49,861
 Capitalized investment in leases                                                           586           706
 Goodwill                                                                                25,538        25,632
 Investments                                                                             15,294        16,284
 Other assets                                                                            11,180        13,953
                                                                                     ------------  ------------
 Total assets                                                                          $197,218      $195,257
                                                                                     ============  ============


 Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable and accrued expenses                                               $  67,233      $ 58,481
   Current maturities of long-term debt and obligations under capital leases               3,057         2,931
                                                                                     ------------  ------------
        Total current liabilities                                                         70,290        61,412
 Long-term debt and obligations under capital leases                                      11,908        12,519
 Other liabilities                                                                         3,588         3,510
                                                                                     ------------  ------------
 Total liabilities                                                                        85,786        77,441
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                 -              -

   Class A common stock, $.01 par value, 200,000,000 shares authorized,
   27,018,024 and 26,586,875 shares issued at December 30, 2001 and
   July 1, 2001, respectively                                                                270           266

   Class B common stock, $.01 par value, 200,000,000 shares authorized,
   42,771,515 and 43,028,525 shares issued at December 30, 2001 and
   July 1, 2001, respectively                                                                428           430

   Additional paid-in capital                                                            239,656       238,906
   Retained deficit                                                                     (125,814)     (118,678)
   Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                    (3,108)       (3,108)
                                                                                     ------------  ------------
        Total stockholders' equity                                                       111,432       117,816
                                                                                     ------------  ------------
 Total liabilities and stockholders' equity                                             $197,218      $195,257
                                                                                     ============  ============



See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                                                             Three Months Ended             Six Months Ended
                                                                        -----------------------------  ----------------------------

                                                                            December       December        December       December
                                                                            30, 2001       31, 2000        30, 2001       31, 2000
                                                                        -------------- --------------  -------------  -------------
Net revenues                                                                $162,325       $134,243        $241,494       $206,759
Cost of revenues                                                              91,626         79,099         139,503        124,190
                                                                        -------------- --------------  -------------  -------------
Gross profit                                                                  70,699         55,144         101,991         82,569
Operating expenses:
  Marketing and sales                                                         54,945         50,827          81,576         85,356
  Technology and development                                                   3,532          4,482           7,222          9,108
  General and administrative                                                   7,065          6,617          13,979         14,012
  Depreciation and amortization                                                3,767          5,280           7,361         10,321
                                                                         ------------- --------------  -------------  -------------
       Total operating expenses                                               69,309         67,206         110,138        118,797
                                                                          ------------  -------------  -------------   ------------
Operating income (loss)                                                        1,390        (12,062)         (8,147)       (36,228)
Other income (expense):
  Interest income                                                                735          1,521           1,659          3,419
  Interest expense                                                              (314)          (330)           (612)          (652)
  Other, net                                                                      (1)           335             (36)           423
                                                                           ------------  -------------  ------------   ------------
       Total other income                                                        420          1,526           1,011          3,190
                                                                           ------------  -------------  ------------   ------------
Income (loss) before income taxes                                              1,810        (10,536)         (7,136)       (33,038)
Provision (benefit) from income taxes                                              -              -               -              -
                                                                          -------------  ------------   ------------   ------------
Net income (loss)                                                             $1,810       $(10,536)        $(7,136)      $(33,038)
                                                                          =============  ============   ============   ============
Basic and diluted net income (loss) per common share                           $0.03         $(0.16)         $(0.11)        $(0.51)
                                                                          =============  ============   ============   ============
Shares used in the calculation of net income (loss) per common share:
   Basic                                                                      64,401         64,187          64,357         64,185
                                                                         =============   ============   ============   ============
   Diluted                                                                    67,753         64,187          64,357         64,185
                                                                         =============   ============   ============   ============



See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                           Six Months Ended
                                                                                    --------------------------------
                                                                                      December 30,      December 31,
                                                                                          2001              2000
                                                                                    --------------    --------------

 Operating activities:
 Net loss                                                                                 ($7,136)         ($33,038)
 Reconciliation of net loss to net cash provided by (used in) operations:
   Depreciation and amortization                                                            7,361            10,321
   Bad debt expense                                                                           300                20
   Reduction of deferred compensation                                                           -              (155)
   Loss (gain) on sale of assets and investments                                              376              (343)
   Changes in operating items:
        Receivables                                                                        (3,565)           (4,270)
        Inventories                                                                          (185)           (3,154)
        Prepaid and other                                                                     (95)             (181)
        Accounts payable and accrued expenses                                               8,752            20,037
        Other assets                                                                        2,130             1,483
        Other liabilities                                                                      78             1,142
                                                                                    --------------    --------------
   Net cash provided by (used in) operating activities                                      8,016            (8,138)

 Investing activities:
 Sale of investments                                                                          990             1,188
 Capital expenditures, net of non-cash expenditures                                        (6,704)           (8,959)
 Notes receivable, net                                                                        137               (25)
                                                                                    --------------    --------------
   Net cash used in investing activities                                                   (5,577)           (7,796)

 Financing activities:
 Proceeds from exercise of employee stock options                                             752                25
 Proceeds from bank borrowings                                                                  -            14,510
 Repayment of notes payable and bank borrowings                                              (407)          (12,499)
 Payment of capital lease obligations                                                        (877)             (646)
                                                                                    --------------    --------------
   Net cash (used in) provided by financing activities                                       (532)            1,390
                                                                                    --------------    --------------
 Net change in cash and equivalents                                                         1,907           (14,544)
 Cash and equivalents:
   Beginning of period                                                                     63,896           111,624
                                                                                    --------------    --------------
   End of period                                                                          $65,803           $97,080
                                                                                    ==============    ==============



See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The balance sheet at July 1, 2001 has been derived from the audited financial statements at that date. Certain prior period amounts have been reclassified to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 1, 2001.

Comprehensive Income (Loss)

For the three and six months ended December 30, 2001 and December 31, 2000, the Company's comprehensive income (losses) were equal to the respective net income (losses) for each of the periods presented.

Goodwill and Other Intangible Assets

On July 2, 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain specified criteria. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment on an annual basis. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The Company's previous business combinations were accounted for using the purchase method of accounting. As of July 2, 2001, the net carrying amount of goodwill from prior purchase transactions was approximately $25.6 million. Without the adoption of SFAS 142, the annual amortization of this amount, which ceased effective July 2, 2001, would have been approximately $7.4 million during fiscal 2002. The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of investments in license agreements, are appropriate and consistent with those identified as of July 1, 2001. The Company has completed its assessment of the assets impacted by the adoption of SFAS 142, and based upon such review no impairment to the carrying value of goodwill was identified.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income (loss) and net income (loss) per diluted share would have been as follows:

                                                             Three Months Ended        Six Months Ended
                                                            --------------------  ------------------------
                                                                  (in thousands except per share data)

                                                          December     December     December     December
                                                          30, 2001     31, 2000     30, 2001     31, 2000
                                                         ----------  -----------  -----------  -----------
Reported net income (loss)                                  $1,810     ($10,536)     ($7,136)    ($33,038)
Add back: goodwill amortization                                  -        1,849           -         3,777
                                                         ----------  -----------  -----------  -----------
Adjusted net income (loss)                                  $1,810      ($8,687)     ($7,136)    ($29,261)
                                                         ==========  ===========  ===========  ===========

Basic and diluted net income (loss) per common share:
 Reported net income (loss)                                  $0.03       ($0.16)      ($0.11)      ($0.51)
 Goodwill amortization                                           -         0.02           -          0.05
                                                        ------------   ---------  -----------  -----------
Adjusted net income (loss) per common share                  $0.03       ($0.14)      ($0.11)      ($0.46)
                                                        ============  ==========  ===========  ===========

Recent Accounting Pronouncements
In August  2001,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121 ("SFAS 121") Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The basis for recognition and measurement model under SFAS 121 for assets held for use and held for sale has been retained. SFAS 144 removes goodwill from its scope, thus eliminating SFAS 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill is now subject to the provisions of SFAS 141/142 which addressed business combinations and goodwill and other intangible assets.

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

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of The Children's Group businesses had taken place at the beginning of fiscal year 2001. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisition of The Children's Group taken place at the beginning of the periods presented.

                                              Six Months Ended
                                   -------------------------------------
                                       December            December
                                       30, 2001            31, 2000
                                   ----------------     ----------------
                                   (in thousands, except per share data)

Net revenues (*)                      $241,494             $233,806
Loss from operations                    (8,147)             (33,903)
Net loss                                (7,136)             (31,029)
Net loss per common share               ($0.11)              ($0.48)


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

As part of the redeployment plan, in November 2000, the Company opened a new service center in Ardmore, Oklahoma to replace its Marietta, Georgia facility, which was closed in October 2000. An additional service center, located in Alamagordo, New Mexico became operational in November 2001, replacing its Phoenix, Arizona and San Antonio, Texas service centers, which were closed in June 2001. The Company also completed the planned conversion of certain retail stores into direct fulfillment centers, while closing certain other non-performing retail stores, during fiscal 2001. Through December 30, 2001, $1.6 million was charged against the accrual, leaving a balance of $0.5 million, consisting primarily of accruals for future lease commitments related to the closed service center facilities.

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                        December 30,        July 1,
                                                                            2001             2001
                                                                     ----------------  --------------
                                                                              (in thousands)

Commercial notes and revolving credit lines                                   $7,784          $8,153
Seller financed acquisition obligations                                          218             256
Obligations under capital leases                                               6,963           7,041
                                                                      --------------   -------------
                                                                              14,965          15,450
Less current maturities of long-term debt and obligations under
   capital leases                                                              3,057           2,931
                                                                      --------------   -------------
                                                                             $11,908         $12,519
                                                                      ==============   =============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


Note 5 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income
(loss) per common share:

                                                               Three Months Ended                 Six Months Ended
                                                        --------------------------------  --------------------------------
                                                          December         December         December         December
                                                          30, 2001         31, 2000         30, 2001         31, 2000
                                                        ---------------  ---------------  ---------------  ---------------
                                                                      (in thousands, except per share data)
Numerator:
        Net income (loss)                                   $1,810         ($10,536)         ($7,136)        ($33,038)
                                                        ===============  ===============  ===============  ===============
Denominator:
  Weighted average shares outstanding                       64,401           64,187           64,357           64,185
  Effect of dilutive securities:
     Employee stock options                                  3,352                -                -                -
                                                        ---------------  ---------------  ---------------  --------------
  Adjusted weighted-average shares and assumed
     conversions                                            67,753           64,187           64,357           64,185
                                                       ===============  ===============  ===============  ===============
Basic and diluted net income (loss) per common share         $0.03           ($0.16)          ($0.11)          ($0.51)
                                                       ===============  ===============  ===============  ===============


Note 6 - Commitments and Contingencies

Online Marketing Agreements

On September 1, 2000, the Company entered into a new five-year $22.1 million interactive marketing agreement with AOL Time Warner, Inc. ("AOL") commencing
October 1, 2000 and ending August 31, 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City and ICQ. As a result of the modification of the previous agreement, the Company recorded a non-recurring charge of approximately $7.3 million during the six months ended December 31, 2000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those more fully described under the caption "Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. In addition to the Company's selection of thoughtful gifts, the Company's product line is complemented by its other brands which include Plow & Hearth, home decor and garden merchandise, (www.plowandhearth.com), GreatFood.com, gourmet food products, (www.greatfood.com), HearthSong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindolls.com), unique and educational children's toys and games.

Although profitable during the quarter ended December 30, 2001, the Company expects to incur a loss for the full year of fiscal 2002 as a result of the significant operating and capital expenditures required to achieve its objectives. However, the Company expects to achieve positive EBITDA for the full year of fiscal 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenditures. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, challenging retail environment, and difficulties encountered by companies in the evolving market of online commerce, including those described under the caption "Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report.

Results of Operations

Net Revenues

                                   Three Months Ended                             Six Months Ended
                         --------------------------------------------  --------------------------------------------
                          December       December        % Change       December        December       % Change
                          30,2001        31, 2000                       30, 2001        31, 2000
                         -------------  --------------  ------------   -------------   -------------  -------------
                                                             (in thousands)

Net revenues:
 Telephonic               $93,550         $79,182         18.1%         $134,517         $120,474          11.7%
 Online                    60,497          47,708         26.8%           92,837           73,130          26.9%
 Retail/fulfillment         8,278           7,353         12.6%           14,140           13,155           7.5%
                        ---------------  --------------                 -------------   -------------
Total net revenues       $162,325        $134,243         20.9%         $241,494         $206,759          16.8%
                        ===============  ==============                =============    =============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth during the three and six months ended December 30, 2001 was due to an increase in order volume and average order value, resulting from more cost-efficient marketing efforts, strong brand name recognition and the Company's continued expansion of its non-floral product offerings, including a broad range of items such as plants, candies and gourmet foods, items for the home and garden, children's toys and other specialty gifts. Non-floral gift products accounted for 62.1% and 54.4% of total combined telephonic and online net revenues during the three and six months ended December 30, 2001, respectively, in comparison to 55.7% and 48.5% during the same periods of the prior year.

During the three and six months ended December 30, 2001 the Company fulfilled approximately 2,292,000 and 3,428,000 orders through its combined telephonic and online sales channels, representing increases of 16.4% and 13.1% over the respective periods of the prior year. This growth was a result of increases in both online order volume, driven by traffic directly to the Company's URL's ("Universal Resource Locators") and through third party portals, and telephonic order volume, resulting primarily from the addition of the Company's children's gifts product line in June 2001. Additionally, the Company's combined telephonic and online sales channels average order value increased 4.4% to $67.23 and 3.9% to $66.33 during the three and six months ended December 30, 2001. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings - including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening its relationship with them and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to engage them in an electronic dialog via cost efficient e-mail marketing programs.

Retail/fulfillment revenues for the three and six months ended December 30, 2001 increased in comparison to the same periods of the prior year primarily due to the November 2001 opening of a new home and garden outlet store in Williamsburg, VA, and increased same store sales.

Gross Profit

                                     Three Months Ended                          Six Months Ended
                             ----------------------------------------   -----------------------------------------
                                  December       December      % Change      December       December       %Change
                                  30, 2001       31, 2000                    30, 2001       31, 2000
                               ------------  ------------   -----------   ------------  ------------   ------------
                                                        (in thousands)

           Gross profit            $70,699       $55,144          28.2%       $101,991       $82,569        23.5%
           Gross margin %            43.6%         41.1%                         42.2%         39.9%


Gross profit consists of net revenues less cost of revenues which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and six months ended December 30, 2001 in comparison to the same periods of the prior year, primarily as a result of increased order volume, average order value and an improved gross margin percentage. The gross margin percentage increased 250 and 230 basis points during the three and six months ended December 30, 2001, primarily as a result of the continued growth in non-floral product sales, which was further complemented by the addition of the Company's children's gifts product line, which generate a higher gross margin, and an increase of online service and shipping charges, aligning them with industry norms. In addition, the Company's continued focus on customer service and operational efficiencies further enhanced the gross margin percentage through the implementation of stricter quality control standards and enforcement methods which reduced the rate of credits/returns and replacements. This increase in gross margin percentage was partially offset by the aforementioned increase in the average order value on florist fulfilled orders which, while generating a higher gross profit, result in a lower gross margin percentage because the Company's fixed service charge is spread over a higher sales price.

As the Company continues to expand its higher margin, non-floral business, the Company expects that gross margin percentage during fiscal 2002, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense

                                                  Three Months Ended                                Six Months Ended
                                         ----------------------------------------------  ------------------------------------------
                                        December       December 31,      % Change       December       December        %Change
                                        30, 2001           2000                         30, 2001       31, 2000
                                      --------------  ---------------  -------------  -------------  -------------  ----------------
                                                                       (in thousands)

        Marketing and sales               $54,945       $50,827            8.1%         $81,576        $85,356          (4.4%)
        Percentage of net revenues          33.8%         37.9%                           33.8%          41.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased to 33.8% of net revenues during the three and six months ended December 30, 2001, compared to 37.9% and 41.3% (37.8%, exclusive of the non-recurring charge discussed below) during the same periods of the prior fiscal year, as a result of volume related efficiencies and cost-effective advertising, coupled with the Company's strong brand name and savings realized from successful renegotiations of certain of its portal agreements. In September 2000, the Company incurred a non-recurring charge of $7.3 million ($0.11 per share), as a result of the modification of an interactive marketing agreement with one of the Company's portal providers. The Company subsequently entered into a new five-year, $22.1 million agreement with the same portal provider, thereby reducing the Company's continuing annualized expense with such provider by $5.6 million. As a result of the Company's cost efficient customer retention programs, of the 2,016,000 and 2,996,000 customers who placed orders during the three and six months ended December 30, 2001, respectively, approximately 46.4% and 48.8% represented repeat customers compared to 40.1% and 43.0% in the prior year periods. In addition, despite the overall reduction in spending, as a percentage of net revenues, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 1,080,000 and 1,535,000 new customers during the three and six months ended December 30, 2001, respectively.

In order to continue to execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal providers to ensure that these relationships continue to generate cost-effective incremental volume. As such, although the Company expects spending will increase due to the incremental marketing efforts associated with the acquisition of The Children's Group in June 2001, spending as a percentage of net revenues is expected to continue to decrease in comparison to prior years.

Technology and Development Expense
                                                Three Months Ended                              Six Months Ended
                                  ---------------------------------------------  ---------------------------------------------
                                    December      December 31,      % Change       December       December        %Change
                                    30, 2001          2000                         30, 2001       31, 2000
                                  -------------  ---------------  -------------  -------------  -------------  ---------------
                                                                  (in thousands)

     Technology and development         $3,532        $4,482          (21.2%)       $7,222         $9,108         (20.7%)
     Percentage of net revenues           2.2%          3.3%                          3.0%           4.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased during the three and six months ended December 30, 2001 in comparison to the same periods of the prior year, as a result of cost efficiencies realized by bringing the Company's Web-hosting and development capabilities in-house during the latter half of fiscal 2001. Internalizing the Company's hosting and development functions has enabled the Company to cost effectively enhance the content and functionality of its web sites, including the September 2001 relaunch of its Plow & Hearth Web site (www.plowandhearth.com), and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the three and six months ended December 30, 2001, the Company expended $5.6 million and $11.0 million on technology and development, of which $2.1 million and $3.8 million, respectively, has been capitalized.

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

General and Administrative Expense

                                                Three Months Ended                              Six Months Ended
                                   --------------------------------------------  ---------------------------------------------

                                    December      December 31,      % Change       December       December        %Change
                                    30, 2001          2000                         30, 2001       31, 2000
                                   ------------  ---------------  -------------  -------------  -------------  ---------------
                                                                  (in thousands)

General and administrative            $7,065        $6,617             6.8%        $13,979        $14,012         (0.2%)
Percentage of net revenues               4.4%          4.9%                            5.8%           6.8%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense during the three months ended December 30, 2001, in comparison to the same period of the prior year, was primarily the result of incremental costs associated with the Company's children's gifts product line and increased insurance costs, partially offset by various cost reduction initiatives.

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

Depreciation and Amortization Expense

                                                 Three Months Ended                             Six Months Ended
                                   --------------------------------------------  ---------------------------------------------

                                    December      December 31,      % Change       December       December        %Change
                                    30, 2001          2000                         30, 2001       31, 2000
                                   ------------  ---------------  -------------  -------------  -------------  ---------------
                                                                  (in thousands)


 Depreciation and amortization      $3,767              $5,280         (28.7%)       $7,361        $10,321         (28.7%)
 Percentage of net revenues           2.3%                3.9%                         3.0%           5.0%


The decrease in depreciation and amortization expense during the three and six months ended December 30, 2001, in comparison to the same periods of the prior year, was primarily the result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives. As a result, depreciation and amortization expense for the three and six months ended December 31, 2000 includes $1.9 million and $3.8 million, respectively, of goodwill amortization, which is not included in the comparable periods of fiscal 2002.

Based upon the Company's assessment of the assets impacted by the adoption of SFAS 142, which was completed during the quarter ended December 30, 2001, the Company has determined that the adoption of SFAS 142 will reduce its fiscal 2002 annualized amortization expense by approximately $7.4 million.


Other Income (Expense)

                                   Three Months Ended                             Six Months Ended
                         -------------------------------------------- ---------------------------------------------
                           December      December        % Change        December       December         %Change
                           30, 2001      31, 2000                        30, 2001       31, 2000
                         ------------  ---------------  ------------- -------------  -------------   --------------
                                                       (in thousands)

Interest income             $735            $1,521          (51.7%)        $1,659          $3,419            (51.5%)
Interest expense            (314)             (330)           4.8%           (612)           (652)             6.1%
Other                         (1)              335         (100.2%)           (36)            423           (108.5%)
                        ------------  ---------------                 -------------  -------------
                            $420            $1,526          (72.5%)        $1,011          $3,190            (68.3%)
                        ============  ===============                 =============  =============


Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense primarily attributable to the Company's capital leases and other long-term debt. The decrease in other income (expense) for the three and six months ended December 30, 2001 was primarily due to the decline in invested cash balances which were used to fund the Company's operations and capital expenditures, as well as a decline of the Company's average rate of return on its investments. In addition, during the three months ended December 31, 2000, the Company recorded a non-recurring gain ($0.3 million) on the sale of its minority investment in American Floral Services, Inc.

Income Taxes

During the three and six months ended December 30, 2001 and December 31, 2000 no income tax benefit has been recorded as all available loss carrybacks were fully utilized during fiscal 2000. The Company has provided a full valuation allowance on its deferred tax assets, consisting primarily of net operating loss carryforwards.


Liquidity and Capital Resources

At December 30, 2001, the Company had working capital of $24.0 million, including cash and equivalents of $65.8 million, compared to working capital of $27.4 million, including cash and equivalents of $63.9 million, at July 1, 2001. The decrease in working capital resulted primarily from capital expenditures and the repayment of long-term debt, offset in part by the maturity of investments and proceeds received upon exercise of employee stock options. Additionally, the Company maintained approximately $15.3 million and $16.3 million in investments at December 30, 2001 and July 1, 2001, respectively. These securities consist primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $8.0 million for the six months ended December 30, 2001 was primarily attributable to working capital changes comprised primarily of seasonal increases in accounts payable and accrued expenses, offset by increases in receivables arising from the holiday sales, net of losses, net of non-cash charges of depreciation and amortization.

Net cash used in investing activities of $5.6 million for the six months ended December 30, 2001 was principally comprised of capital expenditures for computer hardware and software, including those associated with the construction of a new 300 seat service center in Alamogordo, New Mexico, offset in part by the maturity of certain long-term investment grade government and corporate securities. The Company expects that as it continues its return to positive cash flow, it will reallocate available cash balances into longer term securities in order to maximize the return on its investments.

Net cash used in financing activities was $0.5 million for the six months ended December 30, 2001, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

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

Recent Accounting Pronouncements

In August  2001,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121 ("SFAS 121") Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The basis for recognition and measurement model under SFAS 121 for assets held for use and held for sale has been retained. SFAS 144 removes goodwill from its scope, thus eliminating SFAS 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill is now subject to the provisions of SFAS 141/142 which addressed business combinations and goodwill and other intangible assets.

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

The Company expects to incur a loss during fiscal 2002, which may reduce the trading price of its Class A common stock. The Company expects to incur significant operating and capital expenditures in order to:

        o expand the 1-800-FLOWERS.COM brands through marketing and other promotional activities;
        o  expand  its  product  offering;  and
        o enhance the Company's technological infrastructure and order fulfillment capabilities.

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

The Company may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer. The Company's operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future performance. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of the Company's Class A common stock to fall.

Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions. If general economic conditions deteriorate and the Company's customers have less disposable income, consumers may spend less on its products and its quarterly operating results may suffer.

The Company's operating results may suffer if revenues during the Company's peak seasons do not meet its expectations. Sales of the Company's products are seasonal, concentrated in the second calendar quarter, due to Mother's Day and Administrative and Professionals' Week, and the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company's business historically has focused on offering floral and floral related gift products. Although the Company has been successful in the introduction of its expanded product lines including plants, gift baskets, gourmet food, children's gifts, unique or specialty gifts and home and garden categories, it expects to continue to incur significant costs in marketing these new products. If the Company's customers do not find its expanded product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. The Company expects that while a greater percentage of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL Time Warner, Yahoo! and Microsoft Corporation, for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

If the Company does not accurately predict customer demand for its products, it may lose customers or experience increased costs. In the past, the Company did not need to maintain a significant inventory of products. However, as the Company expands the volume of non-floral products offered to its customers, the Company will be required to increase inventory levels and the number of products maintained in its warehouses. Because the Company has limited experience offering many of its non-floral products through its Web site, the Company may not predict inventory levels accurately. If the Company overestimates customer demand for its products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If the Company underestimates customer demand, it may disappoint customers who may turn to its competitors. Moreover, the strength of the 1-800-FLOWERS.COM brands could be diminished due to misjudgments in merchandise selection.

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

The Company's franchisees may damage its brands or increase its costs by failing to comply with its franchise agreements or its operating standards. The Company's franchise business is governed by its Uniform Franchise Offering
Circular, franchise agreements and applicable franchise law. If the Company's franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brands may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on certain leases, which the franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid default under the primary lease. Furthermore, as a franchiser, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company's obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

If third parties acquire rights to use similar domain names or phone numbers or if the Company loses the right to use its phone numbers, its brands may be damaged and it may lose sales. The Company's Internet domain names are an important aspect of its brand recognition. The Company cannot practically acquire rights to all domain names similar to www.1800flowers.com., whether under existing top level domains or those issued in the future. If third parties obtain rights to similar domain names, these third parties may confuse the Company's customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales and could damage its brands.

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

The Company's net sales and gross margins would decrease if it experiences significant credit card fraud. A failure to adequately control fraudulent credit card transactions would reduce its net sales and gross margins because it does not carry insurance against this risk. The Company has developed technology to help detect the fraudulent use of credit card information. Nonetheless, to date, the Company has suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, the Company is liable for fraudulent credit card transactions if it does not obtain a cardholder's signature.

A failure to integrate the systems and operations of any acquired business with the Company's operations may disrupt its business. The Company has acquired complementary businesses and select assets and may continue to do so in the future. If the Company is unable to fully integrate future acquisitions into its operations, its business and operations could suffer, management may be distracted and its expenses may increase. Moreover, the expected benefits from any acquisition may not be realized, resulting in lost opportunities and loss of capital.

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

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company's brands. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its Web site and in its toll-free customer service centers. The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company's systems have in the past, and may in the future, experience:

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

If the Company is unable to hire and retain key personnel, its business and growth may suffer. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann. In addition, the Company has hired or promoted several new members to its senior management team to help manage its business and growth. The loss of the services of any of the Company's executive management or key personnel, its failure to integrate any of its new senior management into its operations or its inability to attract qualified additional personnel could cause its business and growth to suffer and force it to expend time and resources in locating and training additional personnel.

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

Unauthorized use of the Company's intellectual property by third parties may damage its brand. Unauthorized use of the Company's intellectual property by third parties may damage its brands and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company may be unable to register its intellectual property in some foreign countries and, furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

Defending against intellectual property infringement claims could be expensive and, if the Company is not successful, could disrupt its ability to conduct business. The Company cannot be certain that the products it sells do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. The Company may be a party to legal proceedings and claims relating to the intellectual property of others from time to time in the ordinary course of its business. The Company may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt its ability to conduct business.

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

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food products, or children's toys may expose it to product liability claims in the event that the use or consumption of these products results in personal injury. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company's reputation and its brands. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

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

PART II. - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or liquidity

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on December 4,2001.

          The following nominees were elected as directors, each to serve until the 2004 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

          Nominee                     For                Withheld
          ----------------       --------------      ----------------

          David M. Beirne         382,576,915            156,418
          Charles R. Lax          382,576,915            156,418

          The following directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the
          Company: James F. McCann, Christopher G. McCann, Jeffrey C. Walker, Kevin J. O'Connor, Lawrence v. Calcano and T. Guy Minetti.

          The proposal to ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending June 30, 2002 was approved by the vote set forth below:

                   For                 Against               Abstain
              --------------       ---------------       ----------------
              382,621,160             110,270                1,903



ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          None.

    (b)   Reports on Form 8-K

          On December 22, 2001, the Company reported the resignation of David Beirne from the Company's Board of Directors. Mr. Beirne, a member of the Company's Board of Directors since July 1999, cited a need to focus his attention and efforts on early-stage companies in his firm's portfolio that "have not yet attained the financial strength that 1-800-FLOWERS.COM has achieved."

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  1-800-FLOWERS.COM, Inc.
                                  (Registrant)




Date:  February 13, 2002          /s/ James F. McCann
                                  ---------------------------------------------
                                 James F. McCann
                                 Chief Executive Officer
                                 Chairman of the Board of Directors
                                 (Principal Executive Officer)




Date:  February 13, 2002         /s/ William E. Shea
                                 ----------------------------------------------
                                 William E. Shea
                                 Senior Vice President Finance and
                                 Administration (Principal Financial
                                 and Accounting Officer)