Form 10-Q
period 2002-03-31
1 800 FLOWERS COM INC
filed 2002-05-15
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002


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

                                   27,730,704
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 10, 2002)

                                   37,327,425
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 10, 2002)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                INDEX                            PAGE
                                                                 -----

Part I.            Financial Information

  Item 1.          Consolidated Financial Statements:

                   Consolidated Balance Sheets - March 31, 2002
                    (Unaudited) and July 1, 2001                   1

                   Consolidated Statements of
                    Operations (Unaudited) - Three
                    and Nine Months Ended March 31,
                    2002 and April 1, 2001                         2

                   Consolidated Statements of Cash Flows
                    (Unaudited)- Nine Months Ended
                    March 31, 2002 and April 1, 2001               3

                   Notes to Consolidated Financial
                    Statements (Unaudited)                         4

  Item 2.          Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                      8

  Item 3.          Quantitative and Qualitative Disclosures
                   About Market Risk                              19

Part II.           Other Information

 Item 1.           Legal Proceedings                              20

 Item 2.           Changes in Securities and Use of Proceeds      20

 Item 3.           Defaults upon Senior Securities                20

 Item 4.           Submission of Matters to a Vote of
                   Security Holders                               20

 Item 5.           Other Information                              20

 Item 6.           Exhibits and Reports on Form 8-K               20

Signatures                                                        21

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                           1-800-FLOWERS.COM, Inc. and Subsidiaries
                                 Consolidated Balance Sheets
                              (in thousands, except share data)


                                                                                      March 31,      July 1,
                                                                                        2002          2001
                                                                                     ------------  ------------
                                                                                     (unaudited)

 Assets
 Current assets:
   Cash and equivalents                                                                $ 60,804      $ 63,896
   Receivables, net                                                                      11,381         8,209
   Inventories                                                                           16,209        14,885
   Prepaid and other                                                                      2,016         1,831
                                                                                     ------------  ------------
        Total current assets                                                             90,410        88,821

 Property, plant and equipment, net                                                      48,478        49,861
 Capitalized investment in leases                                                           525           706
 Goodwill                                                                                25,548        25,632
 Investments                                                                             17,372        16,284
 Other assets                                                                             9,999        13,953
                                                                                     ------------  ------------
 Total assets                                                                          $192,332      $195,257
                                                                                     ============  ============


 Liabilities and stockholders' equity
 Current liabilities:
  Accounts payable and accrued expenses                                                $ 59,747      $ 58,481
  Current maturities of long-term debt and obligations under capital leases               3,058         2,931
                                                                                    ------------  ------------
        Total current liabilities                                                        62,805        61,412
 Long-term debt and obligations under capital leases                                     13,070        12,519
 Other liabilities                                                                        3,842         3,510
                                                                                     ------------  ------------
 Total liabilities                                                                       79,717        77,441
 Commitments and contingencies
 Stockholders' equity:
  Preferred stock, $.01 par value,  10,000,000 shares authorized, none issued                 -             -
  Class A common stock, $.01 par value, 200,000,000 shares authorized, 27,723,839
    and 26,586,875 shares issued at March 31, 2002 and July 1, 2001, respectively            277           266
  Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,607,425
    and 43,028,525 shares issued at March 31, 2002 and July 1, 2001, respectively            426           430
  Additional paid-in capital                                                             240,669       238,906
  Retained deficit                                                                      (125,649)     (118,678)
  Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                     (3,108)       (3,108)
                                                                                     ------------  ------------
     Total stockholders' equity                                                          112,615       117,816
                                                                                     ------------  ------------
 Total liabilities and stockholders' equity                                             $192,332      $195,257
                                                                                     ============  ============








See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                 -----------------------------  ---------------------------

                                                     March 31,     April 1,     March 31,     April 1,
                                                      2002          2001         2002          2001
                                                  -------------  -------------  ----------  ------------

Net revenues                                         $115,424      $103,221     $356,918      $309,980
Cost of revenues                                       70,690        64,020      210,193       188,210
                                                  -------------  -------------  -----------  -----------
Gross profit                                           44,734        39,201      146,725       121,770
Operating expenses:
  Marketing and sales                                  31,533        32,251      113,109       117,607
  Technology and development                            3,222         4,253       10,444        13,361
  General and administrative                            6,847         6,969       20,826        20,981
  Depreciation and amortization                         3,788         5,383       11,149        15,704
                                                  --------------  ------------  ------------  ----------
    Total operating expenses                           45,390        48,856      155,528       167,653
                                                  --------------  ------------  ------------  ----------

Operating loss                                           (656)       (9,655)      (8,803)      (45,883)
Other income (expense):
 Interest income                                          515         1,402        2,174         4,821
 Interest expense                                        (308)         (333)        (920)         (985)
 Other, net                                               (92)           76         (128)          499
                                                  ---------------  -----------  -------------  --------
   Total other income                                     115         1,145        1,126         4,335
                                                  ---------------  -----------  -------------  ---------
Loss before income taxes                                 (541)       (8,510)      (7,677)      (41,548)
Benefit from income taxes                                 706             -          706             -
                                                  ---------------  -----------  ------------  ----------
Net income (loss)                                        $165       $(8,510)     $(6,971)     $(41,548)
                                                  ===============  ===========  ============  ==========
Basic and diluted net income (loss) per common
share                                                   $0.00        $(0.13)      $(0.11)       $(0.65)
                                                  ===============  ===========  ============  ==========
Shares used in the calculation of net income
(loss) per common share:
   Basic                                               64,807        64,187       64,507        64,186
                                                 ================  ===========  ============  =========
   Diluted                                             68,030        64,187       64,507        64,186
                                                 ================  ===========  ============  =========

              See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                    Nine Months Ended
                                                               ----------------------------
                                                                 March 31,       April 1,
                                                                   2002           2001
                                                               ---------------  ------------

 Operating activities:
 Net loss                                                            ($6,971)    ($41,548)
 Reconciliation of net loss to net cash provided by (used in)
   operations:
   Depreciation and amortization                                      11,149        15,704
   Bad debt expense                                                      144           137
   Reduction of deferred compensation                                     -           (155)
   Loss (gain) on sale of assets and investments                         566          (442)
   Changes in operating items:
     Receivables                                                      (3,316)       (1,230)
     Inventories                                                      (1,324)       (5,404)
     Prepaid and other                                                  (185)         (108)
     Accounts payable and accrued expenses                             1,266        11,266
     Other assets                                                      3,261         2,106
     Other liabilities                                                   332           355
                                                               ---------------  ------------
   Net cash provided by (used in) operating activities                 4,922       (19,319)

Investing activities:
Purchase of investments                                               (1,088)       (3,000)
Sale of investments                                                       -          1,188
Capital expenditures, net of non-cash expenditures                    (6,470)      (10,644)
Notes receivable, net                                                   (174)           13
                                                               ----------------  -----------
   Net cash used in investing activities                              (7,732)      (12,443)

Financing activities:

Proceeds from exercise of employee stock options                       1,770            25
Proceeds from bank borrowings                                             -         16,510
Repayment of notes payable and bank borrowings                          (615)      (12,685)
Payment of capital lease obligations                                  (1,437)       (1,052)
                                                               ---------------  ------------
   Net cash (used in) provided by financing activities                  (282)        2,798
                                                               ---------------  ------------
Net change in cash and equivalents                                    (3,092)      (28,964)
Cash and equivalents:
  Beginning of period                                                 63,896       111,624
                                                               ---------------  ------------
  End of period                                                      $60,804       $82,660
                                                                ==============  =============





See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The balance sheet at July 1, 2001 has been derived from the audited financial statements at that date. Certain prior period amounts have been reclassified to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 1, 2001.

Comprehensive Income (Loss)

For the three and nine months ended March 31, 2002 and April 1, 2001, the Company's comprehensive income (losses) were equal to the respective net income (losses) for each of the periods presented.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income (loss) and net income (loss) per diluted share would have been as follows:

                                                                            Three Months Ended                 Nine Months Ended
                                                                      --------------------------------  ---------------------------
                                                                       March 31,         April 1,        March 31,         April 1,
                                                                          2002             2001             2002             2001
                                                                      ---------------  ---------------  ---------------  ----------
                                                                                       (in thousands, except per share data)

Reported net income (loss)                                               $165          ($8,510)         ($6,971)        ($41,548)
    Less: goodwill amortization                                             -            1,853                -            5,630
                                                                      ---------------  ---------------  ---------------  ----------
Adjusted net income (loss)                                               $165          ($6,657)         ($6,971)        ($35,918)
                                                                      ===============  ===============  ===============  ==========
Basic and diluted net income (loss) per common share:
 Reported net income (loss)                                             $0.00           ($0.13)          ($0.11)          ($0.65)
   Goodwill amortization                                                    -             0.03                -             0.09
                                                                      ---------------  ---------------  ---------------  ----------
 Adjusted net income (loss) per common share                            $0.00           ($0.10)          ($0.11)          ($0.56)
                                                                      ===============  ===============  ===============  ==========

Note 2 - Acquisition of Selected Assets of The Children's Group

On June 8, 2001, the Company completed its acquisition of selected assets from subsidiaries of Foster & Gallagher, Inc., adding unique and educational children's toys and games to the Company's product offering, sold under the HearthSong and Magic Cabin Dolls brand names. The purchase price of approximately $4.9 million, paid in cash, included the acquisition of a fulfillment center located in Vandalia, Ohio, inventory, and certain other assets, as well as, the assumption of certain related liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, which approximated the purchase price, and the operating results of The Children's Group have been included in the Company's consolidated results of operations since the date of acquisition.

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

                                                                Nine Months Ended
                                                           -------------------------------------
                                                              March 31,           April 1,
                                                                2002                2001
                                                           ----------------   ------------------
                                                           (in thousands, except per share data)

          Net revenues (*)                                    $356,918           $340,908
          Loss from operations                                  (8,803)           (45,096)
          Net loss                                              (6,971)           (41,124)
          Net loss per common share                             ($0.11)            ($0.64)


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

As part of the redeployment plan, in November 2000, the Company opened a new service center in Ardmore, Oklahoma to replace its Marietta, Georgia facility, which was closed in October 2000. An additional service center, located in Alamagordo, New Mexico became operational in November 2001, replacing its Phoenix, Arizona and San Antonio, Texas service centers, which were closed in June 2001. The Company also completed the planned conversion of certain retail stores into direct fulfillment centers, while closing certain other non-performing retail stores, during fiscal 2001. Through March 31, 2002, $1.6 million was charged against the accrual, leaving a balance of $0.5 million, consisting primarily of accruals for future lease commitments related to the closed service center facilities.

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                           March 31,        July 1,
                                                                             2002            2001
                                                                          -----------     -----------
                                                                               (in thousands)

        Commercial notes and revolving credit lines                         $7,584          $8,153
        Seller financed acquisition obligations                                210             256
        Obligations under capital leases                                     8,334           7,041
                                                                          -----------     -----------
                                                                            16,128          15,450
Less current maturities of long-term debt and obligations under
 capital leases                                                              3,058           2,931
                                                                          -----------     -----------
                                                                           $13,070         $12,519
                                                                          ===========     ===========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)



Note 5 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income
(loss) per common share:


                                                                       Three Months Ended                Nine Months Ended
                                                                   --------------------------------  ------------------------------
                                                                     March 31,       April 1,          March 31,        April 1,
                                                                       2002            2001              2002            2001
                                                                   --------------  ----------------  --------------  --------------
                                                                                   (in thousands, except per share data)
          Numerator:
              Net income (loss)                                           $165         ($8,510)          ($6,971)       ($41,548)
                                                                   ==============  ================  ==============  ==============
          Denominator:
              Weighted average shares outstanding                       64,807          64,187            64,507          64,186
              Effect of dilutive securities:
                  Employee stock options                                 3,223               -                 -               -
                                                                   --------------  ----------------  --------------  --------------
          Adjusted weighted-average shares and assumed
              conversions                                               68,030          64,187            64,507          64,186
                                                                   ==============  ================  ==============  ==============
          Basic and diluted net income (loss) per common share           $0.00          ($0.13)           ($0.11)         ($0.65)
                                                                   ==============  ================  ==============  ==============


Note 6 - Commitments and Contingencies

Online Marketing Agreements

On September 1, 2000, the Company entered into a new five-year $22.1 million interactive marketing agreement with AOL Time Warner, Inc. ("AOL") commencing October 1, 2000 and ending August 31, 2005. Under the terms of the new agreement, the Company will continue as the exclusive marketer of fresh-cut flowers across six AOL properties including AOL, AOL.com, CompuServe, Netscape Netcenter, Digital City and ICQ. As a result of the modification of the previous agreement, the Company recorded a non-recurring charge of approximately $7.3 million during the nine months ended March 31, 2001.

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 7 - Subsequent Event - Acquisition of Selected Assets of The Popcorn
Factory

On May 3, 2002, the Company completed its acquisition of certain operating assets and liabilities of The Popcorn Factory, a direct marketer of premium popcorn and specialty food gifts, with revenues of approximately $30 million during the calendar year ended December 31, 2001. The purchase price of approximately $12.2 million was comprised of $7.3 million used to retire The Popcorn Factory's outstanding debt and the issuance of 353,003 shares of the Company's Class A common stock. The acquired assets include inventory, as well as manufacturing and other equipment located in a leased facility in Lake Forest, Illinois. The acquisition will be accounted for using the purchase method.

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

The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. In addition to the Company's selection of thoughtful gifts, the Company's product line is complemented by its other brands which include Plow & Hearth, home decor and garden merchandise, (www.plowandhearth.com), GreatFood.com, gourmet food products, (www.greatfood.com), HearthSong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindolls.com), unique and educational children's toys and games, and The Popcorn Factory (www.thepopcornfactory.com), a direct marketer of gourmet popcorn and other food gift products which was acquired by the Company on May 3, 2002.

Although profitable during the quarter ended March 31, 2002, the Company expects to incur a loss for the full year of fiscal 2002 as a result of the significant operating and capital expenditures required to achieve its objectives. However, the Company expects to achieve positive EBITDA of approximately $9.0 million for the full year of fiscal 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenditures. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, challenging retail environment, and difficulties encountered by companies in the evolving market of online commerce, including those described under the caption "Risk Factors that May Affect Future Results" and elsewhere in this Quarterly Report.

Results of Operations

Net Revenues

                                                Three Months Ended                              Nine Months Ended
                                  ------------------------------------------------ ---------------------------------------------
                                     March 31,        April 1,                       March 31,        April 1,
                                       2002             2001          % Change         2002             2001         % Change
                                  ---------------  --------------  --------------- -------------   -------------  --------------
                                                                  (in thousands)
     Net revenues:
      Telephonic                       $50,715         $48,642            4.3%        $185,232        $169,116           9.5%
      Online                            56,874          47,139           20.7%         149,711         120,269          24.5%
      Retail/fulfillment                 7,835           7,440            5.3%          21,975          20,595           6.7%
                                  ---------------  --------------                  -------------   -------------
     Total net revenues               $115,424        $103,221           11.8%        $356,918        $309,980          15.1%
                                  ===============  ==============                  =============   =============


Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth during the three and nine months ended March 31, 2002 was due primarily to an increase in order volume, resulting from efficient marketing efforts, strong brand name recognition and the Company's continued expansion of its non-floral product offerings, including a broad range of items such as plants, candies and gourmet foods, items for the home and garden, children's toys and other specialty gifts. Non-floral gift products accounted for 34.3% and 47.9% of total combined telephonic and online net revenues during the three and nine months ended March 31, 2002, respectively, in comparison to 30.8% and 42.7% during the same periods of the prior year.

During the three and nine months ended March 31, 2002 the Company fulfilled approximately 1,722,000 and 5,150,000 orders through its combined telephonic and online sales channels, representing increases of 12.4% and 12.9% over the respective periods of the prior year. This growth was a result of increases in both online order volume, driven by traffic directly to the Company's URL's ("Universal Resource Locators") and through third party portals, and telephonic order volume, resulting primarily from the addition of the Company's children's gifts product line in June 2001. The Company's combined telephonic and online sales channels average order value was essentially unchanged at $62.47 during the three months ended March 31, 2002 and increased 2.6% to $65.04 during the nine months ended March 31, 2002. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings - including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening its relationship with them and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to engage them in an electronic dialog via cost efficient e-mail marketing programs.

Retail/fulfillment revenues for the three and nine months ended March 31, 2002 increased in comparison to the same periods of the prior year primarily due to the November 2001 opening of a new home and garden outlet store in Williamsburg, VA, and increased same store sales.


Gross Profit

                                                Three Months Ended                               Nine Months Ended
                                   --------------------------------------------  -------------------------------------------
                                     March 31,        April 1,                      March 31,       April 1,
                                       2002             2001         % Change         2002           2001          % Change
                                  --------------  ---------------  -------------  -------------  -------------  -------------
                                                                  (in thousands)

     Gross profit                      $44,734       $39,201           14.1%        $146,725       $121,770         20.5%
     Gross margin %                      38.8%         38.0%                           41.1%          39.3%



Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and nine months ended March 31, 2002 in comparison to the same periods of the prior year, primarily as a result of increased order volume, and an improved gross margin percentage. The gross margin percentage increased 80 and 180 basis points during the three and nine months ended March 31, 2002, primarily as a result of the continued growth in non-floral product sales, which was further complemented by the addition of the Company's children's gifts product line, which generate a higher gross margin, and an increase of online service and shipping charges, aligning them with industry norms. In addition, the Company's continued focus on customer service and operational efficiencies further enhanced the gross margin percentage through the implementation of stricter quality control standards and enforcement methods which reduced the rate of credits/returns and replacements.

As the Company continues to expand its higher margin, non-floral business, the Company expects that gross margin percentage, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense

                                             Three Months Ended                               Nine Months Ended
                                ----------------------------------------------  ----------------------------------------------

                                     March 31,      April 1,                       March 31,       April 1,
                                       2002           2001          % Change         2002           2001          % Change
                                 --------------  ---------------  -------------  -------------  -------------  ---------------
                                                                 (in thousands)
     Marketing and sales               $31,533       $32,251           (2.2%)       $113,109       $117,607         (3.8%)
     Percentage of net revenues          27.3%         31.2%                           31.7%          37.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased to 27.3% and 31.7% of net revenues during the three and nine months ended March 31, 2002, compared to 31.2% and 37.9% (34.1%, exclusive of the non-recurring charge discussed below) during the same periods of the prior fiscal year, as a result of volume related efficiencies and cost-effective advertising, coupled with the Company's strong brand name and savings realized from successful renegotiations of certain of its portal agreements. In September 2000, the Company incurred a non-recurring charge of $7.3 million ($0.11 per share), as a result of the modification of an interactive marketing agreement with one of the Company's portal providers. The Company subsequently entered into a new five-year, $22.1 million agreement with the same portal provider, thereby reducing the Company's continuing annualized expense with such provider by $5.6 million. As a result of the Company's cost efficient customer retention programs, of the 1,426,000 and 4,422,000 customers who placed orders during the three and nine months ended March 31, 2002, respectively, approximately 50.4% and 49.3% represented repeat customers compared to 45.9% and 43.9% in the prior year periods. In addition, despite the overall reduction in spending, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 707,000 and 2,241,000 new customers during the three and nine months ended March 31, 2002, respectively.

In order to continue to execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal providers to ensure that these relationships continue to generate cost-effective incremental volume. As such, although the Company expects spending will increase due to the incremental marketing efforts associated with the acquisitions of The Children's Group in June 2001 and The Popcorn Factory in May 2002, spending as a percentage of net revenues is expected to continue to decrease in comparison to prior years.

Technology and Development Expense

                                                Three Months Ended                             Nine Months Ended
                                   --------------------------------------------  --------------------------------------------
                                    March 31,        April 1,                      March 31,       April 1,
                                      2002            2001          % Change         2002           2001          % Change
                                   -------------  ---------------  ------------  -------------  -------------  --------------
                                                                  (in thousands)

     Technology and development      $3,222          $4,253         (24.2%)          $10,444       $13,361        (21.8%)
     Percentage of net revenues        2.8%            4.1%                             2.9%          4.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased during the three and nine months ended March 31, 2002 in comparison to the same periods of the prior year, as a result of cost efficiencies realized by bringing the Company's Web-hosting and development capabilities in-house during the latter half of fiscal 2001. Internalizing the Company's hosting and development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites, including the September 2001 relaunch of its Plow & Hearth Web site (www.plowandhearth.com), and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the three and nine months ended March 31, 2002, the Company expended

$4.3 million and $15.3 million on technology and development, of which $1.1 million and $4.9 million, respectively, has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods, particularly in the areas of Website hosting and development and database management, will continue to decrease as a percentage of net revenues, as the ongoing benefits from previous investments in the Company's current technology platform will mitigate the effect of incremental costs expected to be incurred as a result of the acquisition of The Popcorn Factory in May 2002.

General and Administrative Expense

                                                Three Months Ended                             Nine Months Ended
                                  ---------------------------------------------  ---------------------------------------------
                                   March 31,        April 1,                       March 31,      April 1,
                                     2002             2001          % Change         2002           2001          % Change
                                  -------------  ---------------  -------------  -------------  -------------  ---------------
                                                                  (in thousands)

General and administrative           $6,847         $6,969             (1.8%)       $20,826        $20,981         (0.7%)
Percentage of net revenues             5.9%           6.8%                             5.8%           6.8%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The decrease in general and administrative expense during the three and nine months ended March 31, 2002, in comparison to the same periods of the prior year, was primarily the result of various cost reduction initiatives, partially offset by incremental costs associated with the Company's children's gifts product line and increased insurance costs.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and, as such, while increasing in absolute dollars due primarily to the incremental costs associated with the acquisitions of The Children's Group in June 2001 and The Popcorn Factory in May 2002, general and administrative expenses are expected to, on a seasonally adjusted basis, continue to decline as a percentage of net revenues.

Depreciation and Amortization Expense

                                                 Three Months Ended                            Nine Months Ended
                                   --------------------------------------------  ---------------------------------------------
                                    March 31,       April 1,                      March 31,       April 1,
                                      2002            2001          % Change         2002           2001          % Change
                                   ------------  ---------------  -------------  -------------  -------------  ---------------
                                                                  (in thousands)

Depreciation and amortization         $3,788         $5,383          (29.6%)        $11,149        $15,704         (29.0%)
Percentage of net revenues              3.3%           5.2%                            3.1%           5.1%

The decrease in depreciation and amortization expense during the three and nine months ended March 31, 2002, in comparison to the same periods of the prior year, was primarily the result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives. As a result, depreciation and amortization expense for the three and nine months ended April 1, 2001 includes $1.9 million and $5.6 million, respectively, of goodwill amortization, which is not included in the comparable periods of fiscal 2002.

Based upon the Company's assessment of the assets impacted by the adoption of SFAS 142, which was completed during the quarter ended December 30, 2001, the Company has determined that the adoption of SFAS 142 will reduce its fiscal 2002 annualized amortization expense by approximately $7.4 million.

Other Income (Expense)

                                                 Three Months Ended                            Nine Months Ended
                                   --------------------------------------------  ---------------------------------------------
                                    March 31,       April 1,                      March 31,       April 1,
                                      2002            2001          % Change        2002            2001          % Change
                                   ------------  ---------------  -------------  -------------  -------------  ---------------
                                                                  (in thousands)

Interest income                        $515          $1,402            (63.3%)      $2,174         $4,821          (54.9%)
Interest expense                       (308)           (333)            (7.5%)        (920)          (985)          (6.6%)
Other                                   (92)             76           (221.1%)        (128)           499         (125.7%)
                                   ------------  ---------------                 -------------  -------------
                                       $115          $1,145            (90.0%)      $1,126         $4,335          (74.0%)
                                   ============  ===============                 =============  =============



Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The decrease in other income (expense) for the three and nine months ended March 31, 2002 was primarily due to the decline in invested cash balances which were used to fund the Company's capital expenditures and repayment of debt, as well as a decline of the Company's average rate of return on its investments. In addition, during the nine months ended April 1, 2000, the Company recorded a non-recurring gain ($0.3 million) on the sale of its minority investment in American Floral Services, Inc.

Income Taxes

As a result of recent tax law changes, which extended the period for which companies are allowed to carry-back losses, the Company was able to recover previously paid income taxes, thereby resulting in an income tax benefit of $0.7 million during the three months ended March 31, 2002. The Company has provided a full valuation allowance on its deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2002, the Company had working capital of $27.6 million, including cash and equivalents of $60.8 million, compared to working capital of $27.4 million, including cash and equivalents of $63.9 million, at July 1, 2001. In addition to its working capital, the Company's long-term investments, consisting primarily of investment grade corporate and U.S. government securities, amounted to approximately $17.4 million and $16.3 million, at March 31, 2002 and July 1, 2001, respectively.

Net cash provided by operating activities of $4.9 million for the nine months ended March 31, 2002 was primarily attributable to non-cash charges of depreciation and amortization, which exceeded the Company's net loss.

Net cash used in investing activities of $7.7 million for the nine months ended March 31, 2002 was principally comprised of capital expenditures for computer hardware and software, including those associated with the construction of a new 300 seat service center in Alamogordo, New Mexico, as well as the purchase of certain long-term investment grade government and corporate securities. The Company expects that as it continues its return to positive cash flow, it will reallocate available cash balances into longer term securities in order to maximize the return on its investments. In connection with the Company's May 3, 2002 acquisition of The Popcorn Factory, for approximately $12.2 million, the Company paid cash, from existing balances, of $7.3 million to retire The Popcorn Factory's outstanding debt, and issued 353,003 shares of the Company's Class A common stock to the former shareholders of The Popcorn Factory.

Net cash used in financing activities was $0.3 million for the nine months ended March 31, 2002, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

The Company intends to continue to invest in support of its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition, retain and acquire new customers, expand its current product offerings and further develop its Web site and operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to increase its lines of credit, in addition to the $8.0 million general and $10.0 million equipment lines of credit currently available. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.


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

Although the Company has been profitable in the past, management expects that the Company will incur a loss during the fiscal year ending June 30, 2002 as a result of these and other expenditures. However, the Company does expect to achieve positive Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of approximately $9.0 million for the fiscal year ending June 30, 2002. No assurances can be made that positive EBITDA can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain positive EBITDA and/or profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenses. Management cannot assure you that the Company will generate revenues or reduce operating expenses sufficiently to achieve positive EBITDA and/or profitability. Even if the Company does achieve positive EBITDA and/or profitability, it may not sustain or increase positive EBITDA and/or profitability on a quarterly or annual basis in the future.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company's non-floral products. Non-floral products are delivered to customers either directly from the manufacturer or from the Company's distribution facilities in Virginia, Ohio and Illinois. The Company has established relationships with the United States Postal Service, Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to raise the prices they charge to ship the Company's goods, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to its customers and adversely affect its customer relationships.

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

Likewise, the phone number that spells 1-800-FLOWERS is important to the Company's brand and its business. While the Company has obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common "FLOWERS" misdials, it may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells "FLOWERS" with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse the Company's customers and cause lost sales and potential damage to its brands. In addition, under applicable FCC rules, ownership rights to telephone numbers cannot be acquired. Accordingly, the FCC may rescind the Company's right to use any of its phone numbers, including 1-800-FLOWERS.

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

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company's brand. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its Web site and in its toll-free customer service centers. The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company's systems have in the past, and may in the future, experience:

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

Interruptions in FTD's Mercury system or a reduction in the Company's access to this system may disrupt order fulfillment and create customer dissatisfaction. A portion of the Company's customers' orders are communicated to the fulfilling florist through FTD's Mercury system. The Mercury system is an order processing and messaging network used to facilitate the transmission of floral orders between florists. The Mercury system has in the past experienced interruptions in service. If the Mercury system experiences interruptions in the future, the Company could experience difficulties in fulfilling its customers' orders and those customers might not continue to shop with the Company.

The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what long-term effect, the terrorist attacks on the World Trade Center and the Pentagon, or similar future events, may have on its business. The Company's results of operations and financial condition could be adversely impacted if such events cause a downturn in the economy, or other negative effects which cannot now be anticipated.

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

Unauthorized use of the Company's intellectual property by third parties may damage its brands. Unauthorized use of the Company's intellectual property by third parties may damage its brands and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company may be unable to register its intellectual property in some foreign countries and, furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               None.

         (b)   Reports on Form 8-K

               On May 6, 2002, the Company reported the acquisition of The Popcorn Factory for a purchase price of approximately $12.2 million, comprised of $7.3 million used to retire The Popcorn Factory's outstanding debt and 353,003 shares of the Company's Class A common stock.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           1-800-FLOWERS.COM, Inc.
                                           -----------------------
                                           (Registrant)




Date:  May 14, 2002                        /s/ James F. McCann
-------------------------                  ------------------------------------
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)




Date:  May 14, 2002                         /s/ William E. Shea
--------------------------                  -----------------------------------
                                            William E. Shea
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)