Form 10-K
period 2002-06-30
1 800 FLOWERS COM INC
filed 2002-09-27
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          _X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                               11-3117311
      ----------                                             ------------
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

   The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on September 24, 2002 as reported on the Nasdaq National Market, was approximately $142,468,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   28,286,737
 (Number of shares of class A common stock outstanding as of September 24, 2002)

                                   37,199,915
 (Number of shares of class B common stock outstanding as of September 24, 2002)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the SEC within 120 days of June 30, 2002, are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.

                                    FORM 10-K
                     For the fiscal year ended June 30, 2002

                                      INDEX


PART I
  Item 1.   Business                                                          1

  Item 2.   Properties                                                       20

  Item 3.   Legal Proceedings                                                20

  Item 4.   Submission of Matters to a Vote of Security Holders              20

PART II
  Item 5.   Market for Registrant's Common Equity
            and Related Stockholder Matters                                  21

  Item 6.   Selected Financial Data                                          23

  Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    25

  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk       35

  Item 8.   Financial Statements and Supplementary Data                      36

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              36

PART III
  Item 10.  Directors and Executive Officers of the Registrant               36

  Item 11.  Executive Compensation                                           36

  Item 12.  Security Ownership of Certain Beneficial Owners and Management   36

  Item 13.  Certain Relationships and Related Transactions                   36

Part IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  37

  Signatures                                                                 39

  Certifications                                                             41

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

Item 1. BUSINESS

The Company

With one of the most recognized brands in gift retailing, 1-800-FLOWERS.COM, Inc. provides a broad range of thoughtful gift products including flowers, plants, gourmet foods, candies, gift baskets and other unique gifts to customers around the world via the Internet at (www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377) 24 hours a day, 7 days a week; or by visiting one of its Company-owned or franchised stores. The Company's product line is extended by the merchandise sold through its subsidiaries including The Plow & Hearth, Inc. ("Plow & Hearth(R)") (phone: 1-800-627-1712 and web: www.plowandhearth.com), a direct marketer of home decor and garden merchandise, GreatFood.com, Inc. ("GreatFood.com(R)") (www.greatfood.com), an online retailer of gourmet food products, The Popcorn Factory, Inc. ("The Popcorn Factory(R)") (www.thepopcornfactory.com), a manufacturer and direct marketer of premium popcorn and specialty food gifts, and The Children's Group, Inc., a direct marketer of children's gifts, operating under the HearthSong(R) (www.hearthsong.com) and Magic Cabin Dolls(R) (www.magiccabindolls.com) brands. 1-800-FLOWERS.COM(R) currently maintains strategic online relationships with AOL Time Warner ("AOL"), Yahoo! Inc. ("Yahoo!"), Microsoft Corporation ("Microsoft") and American Greetings Corporation, among others. The Company's website was recently named one of "The Best Places to Shop Online" by The Wall Street Journal.

The Company offers more than 2,400 varieties of fresh-cut and seasonal flowers, plants and floral arrangements, approximately 2,700 stock keeping units ("SKUs") of gifts and gourmet foods, approximately 5,700 home and garden products, including garden accessories and casual lifestyle furnishings, and more than 3,200 items for children, comprised of unique toys, games and educational products. The Company is committed to providing its customers the best possible shopping experience through superior service and a 100% satisfaction guarantee. At June 30, 2002, the Company has a database of 18.1 million customers.

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

To enable the Company to deliver products reliably nationwide on a same-day or next-day basis and to market pre-selected, high-quality floral products, the Company created BloomNet(R), a nationwide network of independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

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

The Company's online presence has enabled it to expand the number and types of products it can effectively offer. As a result, the Company has developed relationships with customers who purchase products not only for gifting occasions but also for everyday consumption. Since 1995, the Company has broadened its product offerings of flowers, gourmet foods and gifts and added complementary home and garden merchandise through its April 1998 acquisition of Plow & Hearth, as well as unique and educational children's toys and games when it acquired the HearthSong and Magic Cabin Dolls product lines in June 2001. In order to further expanded its gourmet food line, in November 1999, the Company completed its acquisition of GreatFood.com, and most recently, in May 2002, the Company completed its acquisition of selected assets of The Popcorn Factory, adding premium popcorn and specialty snack foods to the Company's product offerings.

The Company's Strategy

The Company has built its brand as a source for thoughtful gift products and expects to continue to introduce new products and services consistent with this mission. As such, the Company's objective is to be the leading provider of flowers, specialty and other socially expressive gifts, gourmet foods and products for the home and garden. The key elements of its strategy to achieve this objective are:

Aggressively Extend the Company's Brands. The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings to complementary products, including giftware, gourmet foods, home and garden merchandise, and children's toys and games. This extension of product offerings, through its brands, has enabled the Company to increase the frequency of purchases by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as attract a significant number of new customers.

The Company believes its brands are characterized by:

    o Convenience. All of the Company's product offerings can be purchased either via the Company's toll-free telephone numbers from their home or office 24 hours a day, seven days a week, or via the web for those customers who prefer a visual representation of their product selection. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
    o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
    o Delivery. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet(R)(comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers, and franchise stores), with the Company owned distribution centers in Madison, Virginia, Vandalia, Ohio and Lake Forest, Illinois and brand-name vendors who ship directly to to the Company's customers. These fulfillment points are connected by the Company's proprietary "Bloomlink(R)" communication system, an internet-based system through which orders and related information are transmitted.
    o Selection. Over the course of a year, the Company offers over 2,400 varieties of fresh-cut and seasonal flowers, plants and floral arrangements, over 2,700 SKUs of gifts and gourmet foods, approximately 5,700 home and garden products, including garden accessories and casual lifestyle furnishings, and over 3,200 items for children, comprised of unique and educational toys and games.
    o Customer Service. The Company ensures that customer service, whether online, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates four customer service facilities to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

The Company's goal is to make the 1-800-FLOWERS.COM brands synonymous with thoughtful gifting. To do this, the Company intends to continue to invest in its brands through the use of selective media, public relations and strategic Internet portal relationships, while capitalizing on the Company's large and loyal customer base through cost-effective customer retention programs.

As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, the Company intends to market other high-quality brands in addition to 1-800-FLOWERS.COM. The Company intends to accomplish this through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. In keeping with this strategy, in May 2002, the Company acquired The Popcorn Factory, a manufacturer and direct marketer of giftable premium popcorn and related products food gift, and in June 2001, the Company acquired The Children's Group, including its two brands of unique and educational children's toys and games. In fiscal 2000 the Company acquired GreatFood.com and TheGift.com, Inc. ("TheGift"), online retailers of gourmet foods and specialty gift products, respectively, and in 1998, the Company acquired Plow & Hearth, a direct marketer of home decor and garden merchandise. As a complement to the Company's own brands and product lines, the Company has formed strategic relationships with Lenox(R), Waterford(R), Godiva(R), Hershey's(R), Sharper Image(R), American Greetings Corporation(R), Things Remembered(R) and The San Francisco Music Box Company(R), among others, in order to provide our customers with an even broader selection of products to further its position as a destination for all of their gifting needs.

Expand its Product Offerings. The Company's wide selection of products creates the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company's merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet food, home and garden and children's toys, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion, convey a sentiment or cater to a casual lifestyle. As part of this continuing effort, the Company intends to increase the number of, as well as expand its relationships with its existing product manufacturers or, where appropriate, acquire businesses with complementary product lines.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. The Company plans to encourage more frequent and extensive use of its Web site, by continuing to provide product-related content and interactive features. The Company will also continue to improve its customers' shopping experience by personalizing the features of its Web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. As of June 30, 2002, the Company's total database of customers numbered approximately 18.1 million, 6.0 million of which have transacted business with the Company online.

In addition, the Company believes it has a significant opportunity to expand its corporate accounts and intends to focus greater resources on developing customized plans for its corporate customers, such as its existing programs with IBM, JPMorgan Chase, Ford, Carnival Cruise Lines and Paramount Pictures to meet their corporate gifting needs and those of their employees.

Increase the Number of Online Customers. To increase the number of customer orders placed through its cost-effective Web site, the Company intends to continue to:

    o actively promote its Web site through Web portals, online networks and search engines;
    o aggressively  expand  its  online  affiliate  program,   in  which
      independent  Web sites link directly to the  Company's Web site;
    o aggressively market the Company's Web site in its advertising  campaigns;
    o facilitate access to the Company's Web site for its corporate customers by implementing direct links from their internal corporate networks.

Capitalize upon the Company's Technology Infrastructure. The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone.

The Company's online and telephonic orders are fed directly from the Company's secure Web site, or with the assistance of a floral and gift counselor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company warehouse, or for florist fulfilled or drop-shipped items selects a vendor to fulfill the customer's order and electronically transmits the necessary information to assure timely delivery. In addition, the Company's customer service representatives are electronically linked to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information. During the past several years, the Company has invested heavily in building a scalable technology platform to support the Company's growing order volume. During fiscal 2002, the Company's technology cost structure benefited by bringing its Web-hosting and development capabilities in-house, resulting in significant year-over-year savings. In-sourcing also provided improved operational flexibility, additional capacity and system redundancy. Although the Company will continue to make significant investments, and use the best available technologies in order to improve its operations, the Company plans to leverage its existing information technology infrastructure capabilities, thereby allowing for continued reduction in overall technology spending as a percentage of revenues while providing resources to focus on customer specific projects to ensure that our customers are provided an enjoyable shopping experience. In particular, the Company intends to:

    o continue to improve functionality, speed and ease of use of its Web sites, including the implementation of an integrated shopping cart to aid in cross-brand selling and optimization of site capabilities;
    o enhance order tracking and provide for real-time delivery confirmation capabilities;
    o provide improved search options and gift lists and reminder programs;
    o implement certain B2B client platforms to accommodate incremental corporate business;
    o improve its ability to analyze its database of customer and recipient information and conduct personalized one-to-one marketing;
    o further expand the functionality and features of BloomLink; and
    o integrate the Lake Forest, Illinois distribution facility's warehouse management system, acquired in May 2002 as part of the Company's acquisition of The Popcorn Factory, to improve product flow and shipping capabilities.

Continue to Improve the Company's Fulfillment Capabilities. A majority of the Company's customers' purchases of floral and floral-related gift products are fulfilled through one of approximately 1,500 fulfillment centers in BloomNet(R). This allows the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers' need for prompt delivery. In addition, the Company is better able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a betterexperience for its customers and gift recipients. The Company selects BloomNet(R) members for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

The Company fulfills most of its gift basket and gourmet food items, other than its premium popcorn and related products (which are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois), primarily through members of BloomNet(R) or third-party gift vendors that ship products directly to the customer by next-day or other delivery options chosen by the customer. The Company selects its third-party gift vendors based upon the quality of their products, their reliability and ability to meet volume requirements. The Company primarily packages and ships its home and garden products from its 300,000 square foot distribution center located in Madison, Virginia, or through the Company's 200,000 square foot distribution center in Vandalia, Ohio. Shipment of children's merchandise is primarily facilitated through the Vandalia distribution center.

Beginning in fiscal 2001, the Company began entering into Order Fulfillment Agreement(s) with selected BloomNet(R) members to operate LFC's to facilitate the fulfillment of the Company's floral and gift orders, improving the economics of florist fulfilled transactions, and improving the Company's ability to control product quality and branding.

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet(R) members and third party gift vendors, the Company created BloomLink, a proprietary Internet-based communications system. All BloomNet(R) members and third-party gift vendors have adopted BloomLink. The Company also has the ability to arrange for international delivery of floral products through independent wire services and direct relationships.

The Company intends to improve its fulfillment capabilities to make its operations more efficient by:

    o strengthening relationships and increasing the number of its vendors and BloomNet(R) member florists and to ensure geographic coverage and shorten delivery times;
    o implementing alternative means of fulfillment, including centralized production and strategic expansion and logistical positioning of Company owned fulfillment centers and LFC's;
    o continuing to improve warehousing operations and reduce fulfillment times in support of its gift, gourmet food, home and garden and children's product lines;
    o integrating the Company's Lake Forest, Illinois distribution facility within the Company's existing fulfillment network to improve shipping rates and delivery capabilities.

The Company's Products

The Company offers a wide range of products, including fresh-cut and seasonal flowers, floral arrangements, gifts, gourmet foods, home and garden merchandise and unique toys and games for children. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers. For the years ended June 30, 2002, July 1, 2001, and July 2, 2000 the flowers category represented 54.2%, 59.3%, and 67.6% of total net revenues, respectively.

Over the course of a year, the Company's product selection consists of:

Flowers. The Company offers more than 1,700 varieties of fresh-cut and seasonal flowers and floral arrangements for all occasions and holidays, available for same-day delivery.

Plants. The Company also offers approximately 700 varieties of popular plants to brighten the home and/or office, and accent the gardens and landscapes.

Gourmet Food. Through The Popcorn Factory and GreatFood.com brands, the Company offers more than 2,700 premium popcorn and specialty snack products, as well as carefully selected gourmet food and sweet products from around the world, including candies, chocolates, nuts, cookies, fruit, imported cheeses and giftable surf-and-turf dinners. The Company's most popular items are offered in beautiful and innovative gift baskets, providing customers with an assortment of over 500 baskets. Through the acquisition of The Popcorn Factory in May 2002, the Company now offers premium popcorn and related products packaged in seasonal, occasion specific, decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customer's gifting needs.

Unique and Specialty Gifts. The Company offers 1,100 specially selected gift items, including plush toys, balloons, bath and spa items, candles, wreaths, ornaments, collectibles, home accessories, giftware and fine jewelry.

Home and Garden. Through its Plow & Hearth brand, the Company offers more than 3,700 SKUs for home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and approximately 2,000 gardening items, including tools and accessories, pottery, nature-related products, books and related products.

Children's Gifts. Through the HearthSong and Magic Cabin Dolls brands the Company offers over 3,200 products, including environmentally friendly toys, plush stuffed animals, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.

Greetings. Through its relationships with American Greetings Corporation and Cardstore.com, the Company provides its customers the ability to send personalized electronic and printed greeting cards with hundreds of fun and creative ways to express emotions, offer congratulations, or just keep in touch. In addition to giving its customers the ability to send electronic greetings through AmericanGreetings.com, the online greetings division of American Greetings Corporation, the revenue sharing agreement provides that the Company will be the exclusive floral provider on American Greetings.com, BlueMountain.com and Egreetings.com.

The Company's Web Sites

The Company offers floral, gift, gourmet food and home and garden products through its 1-800-FLOWERS.COM Web site (www.1800flowers.com). Customers may come to the Web site directly or may be referred to the Company by one of the Company's portal providers. These providers include AOL (keyword:flowers), Yahoo! and Microsoft and approximately 40,000 members of its online affiliate program. The Company also offers home and garden products through the Plow & Hearth Web site (www.plowandhearth.com), gourmet food products through GreatFood.com (www.greatfood.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com) and children's gifts through its Hearthsong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindolls.com) Web sites. As of June 30, 2002, approximately 6.0 million customers had made a purchase through the Company's online sales channel.

The Company's Web site allows customers to easily browse and purchase its products, promotes brand loyalty and encourages repeat purchases by providing an inviting customer experience. The Company's Web site offers customers detailed product information, complete with photographs, personalized shopping services, contests, home decorating and how-to tips, information on floral trends, gift-giving suggestions and information about special events and offers. The Company has designed its Web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. The Company's 1-800-FLOWERS.COM Web site includes the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour/7 day customer service that are available to all its customers:

Product Search and Order Tracking. The Company has implemented sophisticated search capabilities, which enable customers to search for products by occasion, category/department, price point, flower type, brand or keyword. The Company also has a "Gift Finder" search tool that provides popular gift ideas for each occasion. The Company's online order tracking capabilities allows customers to quickly and easily view the delivery status of their purchase, while its "Delivery Wizard" provides customers with expected delivery dates for each product selection.

Personalization. The Company utilizes its Web site to enhance the direct relationship with its customers, including greeting customers by name and personalized Web pages tailored to its registered customers. The "Member Benefits" provide customers with an online address book for names and addresses of their gift recipients, access to their purchasing history and e-mail notification of special promotions, product previews and events. The Company's registered customers can also utilize its "Gift Reminder Program," which sends e-mail reminders prior to any pre-selected occasion and offers suggestions to specific flower and/or gift products.

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

Marketing and Promotion

The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, build customer loyalty, increase the number of customers, encourage repeat purchases and develop additional product revenue opportunities. The Company also intends to develop and market other high-quality brands in addition to its current 1-800-FLOWERS.COM, Plow & Hearth, GreatFood.com, The Popcorn Factory, TheGift.com, Hearthsong and Magic Cabin Dolls brands through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. The Company markets and promotes its brands and products as follows:

The Company's Strategic Online Relationships. The Company promotes its products through strategic relationships with leading Web portals and online networks. The Company's relationships include, among others, AOL, Yahoo!, Microsoft, American Greetings Corporation and various search engines.

The Company's Online Affiliate Program. In addition to securing alliances with frequently visited Web sites, the Company developed an affiliate network that has grown to approximately 40,000 Web sites operated by third parties. Affiliates may join this program through the Company's Web site and their participation may be terminated by them or by the Company at any time. These Web sites earn commissions by referring customers from their sites to the Company's Web site. The affiliates include such Web sites as Looksmart.com, Upromise.com, Ebates.com, iWon.com, BizRate.com and SchoolPop.com.

Traditional Media. The Company utilizes traditional media, including television, radio, print and outdoor advertising, to market its brand and products. Traditional media allows the Company to reach a large number of customers and to target particular market segments.

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to introduce additional products to its existing customers. Through the use of the Plow & Hearth, HearthSong and Magic Cabin Dolls catalogs the Company has cross-promoted its floral and gift products to its home and garden customers and the Company similarly cross-promotes the home and garden products to its floral and gift customers. The same cross-promotional efforts are being planned for The Popcorn Factory brand, as the customer profiles for this brand matches well with the Company's established brands. In addition to providing a direct sale mechanism, the Company believes that these catalogs will attract additional customers to the Company's Web sites. For the year ended June 30, 2002, the Company mailed in excess of 85 million branded catalogs.

E-mails. The Company is able to capitalize on its customer database of approximately 18.1 million customers, 6.0 million of which have transacted business with the Company on-line, by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

Co-Marketing and Promotions. The Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with American and Delta Airlines as well as OfficeMax, Cablevision, American Express, VISA and MasterCard, among others.

Fulfillment Operations

The Company's customers primarily place their orders either online or over the telephone. The Company's development of a hybrid fulfillment system which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet(R)(independent florists operating retail flower shops and LFC's, Company-owned stores and fulfillment centers, and franchise stores), with the Company owned distribution centers and brand-name vendors who ship directly to the Company's customers. While providing a significant competitive advantage in terms of delivery options, the Company's fulfillment system also has the added benefit of reducing the Company's capital investments in inventory and infrastructure. Fulfillment of products is as follows:

Flowers. A majority of the Company's floral orders are fulfilled through BloomNet(R). The Company selects retail florists for BloomNet(R) based upon the historical volume of floral deliveries in a particular geographic area, the number of BloomNet(R) florists currently serving the area and the florist's design staff, facilities, quality of floral processing, ability to fulfill orders in sufficient volume and delivery capabilities. The Company regularly monitors BloomNet(R) florists' performance and adherence to the Company's quality standards to ensure proper product branding and packaging.

By fulfilling floral orders through BloomNet(R), the Company is able to deliver floral products on a same-day, next-day or any day basis to ensure freshness and to meet the customers' need for prompt delivery. Because the Company selects these florists and receives customer feedback on their performance in fulfilling orders, it is able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which the Company believes creates a better experience for its customers and gift recipients.

The Company's relationships with its BloomNet(R) members are non-exclusive. Many florists, including many BloomNet(R) florists, also are members of other floral fulfillment organizations. The BloomNet(R) agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist. As of June 30, 2002, the Company had entered into 28 Order Fulfillment Agreements with selected BloomNet(R) members to operate LFC's. Generally, these agreements provide for a three-year term, terminable upon 30 days notice upon breach and immediately by the Company in the event of certain specified defaults by the operator of the LFC. In consideration of the operator's satisfactory performance, the Company agrees to use reasonable efforts to forward orders with a specified minimum merchandise value during each year of the agreement. The Company has not granted an exclusive territory to any operator.

In certain instances, the Company is required to fulfill orders through non-BloomNet(R) members, and transmits these orders to the fulfilling florist using the communication system of an independent wire service. In addition, to orders fulfilled by BloomNet(R) and non-BloomNet(R) member florists, the Company ships overnight via common carrier to its customers directly from growers and through its fulfillment centers.

As of June 30, 2002, the Company operates 24 floral retail stores, located primarily in the New York and Los Angeles metropolitan areas and 7 fulfillment centers. In addition, the Company has 83 franchised stores, located primarily in California. Company owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. The Company does not expect to materially increase the number of owned or franchised retail stores.

Plants, Gift Baskets, Gourmet Food, Premium Popcorn and Unique Gifts. The Company's plants, gift baskets, gourmet food, premium popcorn and unique gifts are shipped directly to the customer by members of BloomNet(R), third-party product suppliers or through its Madison, Virginia, Vandalia, Ohio and Lake Forest, Illinois fulfillment centers using next-day or other delivery option selected by the customer. The Company's business is not dependent on any single third-party supplier. During fiscal 2003, the Company will be integrating its Lake Forest, Illinois distribution facility into the Company's overall fulfillment plan to improve product flow and shipping capabilities.

Home and Garden and Children's Toys. The Company fulfills purchases of home and garden merchandise from its Madison, Virginia and Vandalia, Ohio fulfillment center or by third-party product suppliers using next-day or other delivery option selected by the customer. In fiscal 2002, the Company shipped approximately 2.1 million packages from these facilities which employ advanced technology for receiving, packaging, shipping and inventory control.

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

During the latter half of fiscal 2001, the Company brought its primary Web-hosting and development capabilities in-house, resulting in significant cost savings, while also providing improved operational flexibility and additional back-up capacity and system redundancy. During fiscal 2002, the Company opened up a secondary hosting location to house its back-up operations, previously handled by a third party, thereby providing additional control and load balancing capabilities.

The Company's transaction processing system captures customer profile and history in a customized Oracle database and selects the florist, third-party vendor, or Company-owned warehouse to fulfill the order. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company has acquired technology applications that have significantly expanded its ability to analyze and use this information.

The Company's customer service centers and third-party outsourcers are connected electronically to its transaction processing system to permit the rapid transmission of, and access to, critical order and customer information. In addition, BloomLink electronically connects the Company to its BloomNet(R) members and non-floral vendors.

The Company's operations center is located in its headquarters in Westbury, New York. The Company provides comprehensive facility management services, including human and technical monitoring of all production servers, 24 hours per day, seven days per week.

Competition

The growing popularity and convenience of e-commerce has continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a Web site, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Certain mass merchants have expanded their offerings to include competing products and may continue to do so in the future. These mass merchants, as well as other potential competitors, may be able to:

   o undertake more extensive marketing campaigns for their brands and services;
   o adopt more aggressive pricing policies; and
   o make more attractive offers to potential employees, distributors and retailers.

In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are many other providers of floral products, none of which is dominant in the industry. The Company's competitors include:

   o retail floral shops, some of which maintain toll-free telephone numbers;
   o online floral retailers;
   o catalog companies that offer floral products;
   o floral telemarketers and wire services; and
   o supermarkets, mass merchants and specialty retailers with floral departments.

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

The Company believes the strength of its brands, product selection, customer relationships, technology infrastructure and fulfillment capabilities position it to compete effectively against its current and potential competitors in each of its product categories. However, increased competition could result in:

   o price reductions, decreased revenues and lower profit margins;
   o loss of market share; and
   o increased marketing expenditures.

These and other competitive factors may adversely impact the Company's business and results of operations.

Government Regulation and Legal Uncertainties

The Internet is rapidly evolving and there are laws and regulations directly applicable to e-commerce. Legislatures are also considering an increasing number of laws and regulations pertaining to the Internet, including laws and regulations addressing:

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others,"1-800-FLOWERS.COM", "1-800-FLOWERS", "Plow & Hearth", "GreatFood.com", "The Popcorn Factory", "TheGift.com", "HearthSong" and "Magic Cabin Dolls." The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.flowers.com, www.plowandhearth.com, www.greatfood.com, www.thepopcornfactory.com, www.hearthsong.com and www.magiccabindolls.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

In addition, third parties may assert infringement claims against the Company. The Company cannot be certain that its technologies or its products and services do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to its intellectual property and the intellectual property of others in the ordinary course of its business. Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the Company's business.

Employees

As of June 30, 2002, the Company had a total of approximately 2,500 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The Company has incurred losses in recent years, and no assurances can be made that positive net income can be achieved in the foreseeable future. After a period of significant investment in the Company's systems and infrastructure, as well as brand name building and product line extensions, the Company expects to return to profitability during fiscal 2003. However, the Company has incurred losses in recent years, and no assurances can be made that positive net income can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenditures. Management cannot assure you that the Company will generate revenues or reduce operating expenses sufficiently to achieve positive profitability. Even if the Company does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

The Company's quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

   o seasonality;
   o the retail economy;
   o the timing and effectiveness of marketing programs;
   o the timing of the introduction of new products and services;
   o the timing and effectiveness of capital expenditures;
   o the Company's ability to enter into or renew online marketing agreements;
     and
   o competition.

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

Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions. If general economic conditions deteriorate further and the Company's customers have less disposable income, consumers may spend less on its products and its quarterly operating results may suffer.

The Company's operating results may suffer if revenues during the Company's peak seasons do not meet its expectations. Sales of the Company's products are seasonal, concentrated in the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays, and the second calendar quarter, due to Mother's Day and Administrative and Professionals' Week. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company's business historically has focused on offering floral and floral related gift products. Although the Company has been successful in the introduction of its expanded product lines including plants, gift baskets, gourmet food, unique or specialty gifts, home and garden accessories and children's gifts, it expects to continue to incur significant costs in marketing these new products. If the Company's customers do not find its expanded product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

If the Company fails to develop and maintain its brands, it may not increase or maintain its customer base or its revenues. The Company must continue to develop and maintain the 1-800-FLOWERS.COM brands to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company's customers may not be aware of the Company's non-floral products. If the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers leading to a reduction of revenues.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. Although the Company expects a significant portion of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL Time Warner, Yahoo! and Microsoft Corporation, for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, its customers may not shop with the Company again. In many cases, floral orders placed by the Company's customers are fulfilled by local independent florists, a majority of which are a members of BloomNet(R). The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

If a florist discontinues its relationship with the Company, the Company's customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company's arrangements with local florists for order fulfillment may be terminated with 10 days notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same geographic area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

If a significant amount of customers are not satisfied with their purchase, the Company will be required to incur substantial costs to issue refunds, credits or replacement products. The Company offers its customers a 100% satisfaction guarantee on its products. If customers are not satisfied with the products they receive, the Company will either replace the product for the customer or issue the customer a refund or credit. The Company's net income would decrease if a significant number of customers request replacement products, refunds or credits and the Company is unable to pass such costs onto the supplier.

Increased shipping costs and labor stoppages may adversely affect sales of the Company's non-floral products. Non-floral products are delivered to customers either directly from the manufacturer or from the Company's fulfillment centers located in New York, Virginia, Ohio and Illinois. The Company has established relationships with the United States Postal Service, Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to raise the prices they charge to ship the Company's goods, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

A failure to manage its internal operating and financial systems could lead to inefficiencies in conducting the Company's business and subject it to increased expenses. The Company's expansion efforts may strain its operational and financial systems. To accommodate the Company's growth, the Company continues to improve its operating infrastructure through technology initiatives and any failure to integrate these initiatives in an efficient manner could adversely affect its business. In addition, the Company's systems, procedures and controls may prove to be inadequate to support its future operations.

A failure to integrate the systems and operations of any acquired business with the Company's operations may disrupt its business. The Company has acquired complementary businesses and selected assets and may continue to do so in the future. If the Company is unable to fully integrate The Popcorn Factory acquisition, or any future acquisitions into its operations, its business and operations could suffer, management may be distracted and its expenses may increase. Moreover, the expected benefits from any acquisition may not be realized, resulting in lost opportunities and loss of capital.

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

If third parties acquire rights to use similar domain names or phone numbers or if the Company loses the right to use its phone numbers, its brands may be damaged and it may lose sales. The Company's Internet domain names are an important aspect of its brand recognition. The Company cannot practically acquire rights to all domain names similar to www.1800flowers.com, whether under existing top level domains or those issued in the future. If third parties obtain rights to similar domain names, these third parties may confuse the Company's customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales and could damage its brands.

Likewise, the phone number that spells 1-800-FLOWERS is important to the Company's brand and its business. While the Company has obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common toll-free "FLOWERS" misdials, it may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells "FLOWERS" with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse the Company's customers and cause lost sales and potential damage to its brands. In addition, under applicable FCC rules, ownership rights to phone numbers cannot be acquired. Accordingly, the FCC may rescind the Company's right to use any of its phone numbers, including 1-800-FLOWERS (1-800-356-9377).

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

The Company's revenues may not grow if the Internet is not accepted as a medium for commerce. The Company expects to derive an increasing amount of its revenue from electronic commerce, and intends to extensively market its non-floral products online. If the Internet does not continue to gain acceptance as a medium for commerce, its revenues may not grow as the Company expects and its business may suffer. A number of factors may inhibit Internet usage, including:

   o inadequate network infrastructure;
   o consumer concerns for Internet privacy and security;
   o inconsistent quality of service; and
   o lack of availability of cost-effective, high-speed service.

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

If AT&T and MCI do not adequately maintain the Company's telephone service, the Company may experience system failures and its revenues may decrease. The Company is dependent on AT&T and MCI to provide telephone services to its customer service centers. Although the Company maintains redundant telecommunications systems, if AT&T and MCI experience system failures or fail to adequately maintain the Company's systems, the Company may experience interruptions and its customers might not continue to utilize its services. If the Company loses its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its telephone service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company's operations or require it to incur significant unanticipated costs.

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

The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what long-term effect, the terrorist attacks on the World Trade Center and the Pentagon, or similar future events, may have on its business. The Company's results of operations and financial condition could be adversely impacted if such events cause a downturn in the economy, or other negative effects that cannot now be anticipated.

If the Company is unable to hire and retain key personnel, its business and growth may suffer. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann as well as its senior management team which help manage its business and growth. The loss of the services of any of the Company's executive management or key personnel or its inability to attract qualified additional personnel could cause its business and growth to suffer and force it to expend time and resources in locating and training additional personnel.

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

Regulations imposed by the Federal Trade Commission may adversely affect the growth of the Company's Internet business or its marketing efforts. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that the Company establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by the Company. These regulations may also include enforcement and redress provisions. Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet. One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above. The Company may become a party to a similar investigation, or the Federal Trade Commission's regulatory and enforcement efforts, or those of other governmental bodies, may adversely affect its ability to collect demographic and personal information from users, which could adversely affect its marketing efforts.

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

Defending against intellectual property infringement claims could be expensive and, if the Company is not successful, could disrupt its ability to conduct business. The Company cannot be certain that the products it sells, or services it offers, do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. The Company may be a party to legal proceedings and claims relating to the intellectual property of others from time to time in the ordinary course of its business. The Company may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt its ability to conduct business.

If states begin imposing broader guidelines to state sales and use taxes, the Company may lose sales or incur significant expenses in satisfaction of these obligations. In addition to the Company's retail store operations, the Company collects sales or other similar taxes in states where the Company's online and telephonic sales channels have applicable nexus. Our customer service and fulfillment networks, and any further expansion of those networks, along with other aspects of our evolving business, may result in additional sales and use tax obligations. One or more states may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect additional sales and use taxes. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food products, home and garden products, or children's toys may expose it to product liability claims in the event that the use or consumption of these products results in personal injury. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company's reputation and its brands. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

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

Item 2.  PROPERTIES

                                                                                            Square
Location            Type                 Principal Use                                      Footage         Ownership
------------------ -------------------- ------------------------------------------------ --------------- -----------------


Westbury, NY        Office               Headquarters & customer service                          77,000       leased

Alamogordo, NM      Office               Customer service                                         23,000        owned

Ardmore, OK         Office               Customer service                                         24,000       leased

Madison, VA         Office & warehouse   Distribution, marketing, administrative
                                         & customer service                                      300,000        owned

Lake Forest, IL     Office, plant &      Manufacturing, distribution,
                    warehouse            & administrative                                        148,000       leased

Vandalia, OH        Warehouse            Distribution                                            200,000        owned

In addition to the above properties, the Company leases approximately 311,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq National Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended June 30, 2002 and July 1, 2001.

                                                        High            Low
                                                  -------------- --------------
Year ended June 30, 2002

     July 2, 2001 - September 28, 2001               $ 14.78        $ 9.90

     October 01, 2001 - December 28, 2001            $ 16.50        $ 8.20

     December 31, 2001 - March 28, 2002              $ 17.86        $ 10.72

     April 01, 2002 - June 30, 2002                  $ 14.68        $ 9.85

Year ended July 1, 2001

     July 3, 2000 - October 1, 2000                  $  6.13        $  4.50

     October 2, 2000 - December 31, 2000             $  5.13        $  2.55

     January 1, 2001  - April 1, 2001                $  8.13        $  4.13

     April 2, 2001 - July 1, 2001                    $ 15.50        $  5.96


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

Holders

As of September 24, 2002, there were approximately 100 shareholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 24, 2002, there were approximately 17 shareholders of record of the Company's Class B common stock.


Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock, and intends to retain future earnings, if any, to provide funds to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Resales of Securities

45,730,302 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 24, 2002, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Stock Repurchase Plan

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. No repurchases have been made as of June 30, 2002.

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's equity compensation plans as of June 30, 2002. The table includes the 1-800-FLOWERS.COM 1997 Stock Option Plan and the 1-800-FLOWERS.COM, Inc. Stock Incentive Plan.

                                                                                   Number of
                                                                                   securities
                                                                                   remaining
                                                                               available for future
                                     Number of                                   issuance under
                                  securities to be           Weighted-               equity
                                    issued upon               average             compensation
                                    exercise of            exercise price        plans (excluding
                                    outstanding            of outstanding       securities reflected
     Plan Category                    options                 options              in column (a))
     ______________________________________________________________________________________________
                                        (a)                     (b)                    (c)
                                   __________________      ________________       ________________

     Equity compensation plans
     approved by security holders     8,113,144                $8.95                   7,789,412

     Equity compensation plans
     not approved by security
     holders                                  -                    -                           -
                                   __________________      ________________       ________________

     Total                            8,113,144                $8.95                   7,789,412
                                   ==================      ================       ================

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended June 30, 2002, July 1, 2001 and July 2, 2000, and the consolidated balance sheet data as of June 30, 2002 and July 1, 2001, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 27, 1999 and June 28, 1998, and the selected consolidated balance sheet data as of July 2, 2000, June 27, 1999 and June 28, 1998, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of operations and balance sheet data. The Company acquired The Popcorn Factory in May 2002, The Children's Group in June 2001, disposed of Floral Works in January 2000, acquired GreatFood.com and TheGift.com in November 1999 and acquired Plow & Hearth in April 1998. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition and up through the date of disposition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                       Years ended

                                         -----------------------------------------------------------------------
                                           June 30,       July 1,        July 2,      June 27,      June 28,
                                             2002           2001          2000          1999          1998
                                         -------------  ------------- -------------- ------------ --------------
                                                             (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
  Telephonic                              $  248,931     $  230,723     $227,380       $201,467     $159,715
  Online                                     218,179        182,924      116,810         52,668       26,684
  Retail/fulfillment                          30,095         28,592       35,338         38,717       31,813
                                         -------------  ------------- -------------- ------------ --------------
       Total net revenues                    497,205        442,239      379,528        292,852      218,212
Cost of revenues                             293,269        267,779      237,493        179,697      136,966
                                         -------------  ------------- -------------- ------------ --------------
Gross profit                                 203,936        174,460      142,035        113,155       81,246
Operating expenses:
  Marketing and sales                        150,638        154,321      155,353         89,126       53,037
  Technology and development                  13,723         16,853       16,809          8,067        1,794
  General and administrative                  28,179         27,043       28,975         15,748       15,832
  Depreciation and amortization               15,061         21,716       16,479          8,385        4,168
                                         -------------  ------------- -------------- ------------ --------------
       Total operating expenses              207,601        219,933      217,616        121,326       74,831
                                         -------------  ------------- -------------- ------------ --------------
Operating (loss) income                       (3,665)       (45,473)     (75,581)        (8,171)       6,415
Other income (expense), net                    1,448          4,152        7,422         (1,183)       1,654
                                         -------------  ------------- -------------- ------------ --------------
(Loss) income before income taxes and
  minority interests                          (2,217)       (41,321)     (68,159)        (9,354)       8,069
 Benefit (provision)  for income taxes           706              -        1,286          2,715       (3,181)
                                         -------------  ------------- -------------- ------------ --------------
(Loss) income before minority interests       (1,511)       (41,321)     (66,873)        (6,639)       4,888
Minority interests                                 -              -           43           (207)         186
                                         -------------  ------------- -------------- ------------ --------------
Net (loss) income                             (1,511)       (41,321)     (66,830)        (6,846)       5,074
Redeemable Class C common stock dividends          -              -            -         (5,215)      (1,608)
                                         -------------  ------------- -------------- ------------ --------------
Net (loss) income applicable to common
  stockholders                              $ (1,511)     $ (41,321)    $(66,830)      $(12,061)     $ 3,466
                                         =============  ============= ============== ============ ==============
Net (loss) income per common share
  applicable to commom stockholders
    Basic                                     $(0.02)        $(0.64)     $ (1.10)        $(0.27)        $0.08
                                         =============  ============= ============== ============ ==============
    Diluted                                   $(0.02)        $(0.64)      $(1.10)        $(0.27)        $0.07
                                         =============  ============= ============== ============ ==============
Shares used in the calculation of net
  (loss)income per common share
    Basic                                     64,703         64,197       60,889         44,035        44,120
                                         ============= =============  ============== ============ ==============
    Diluted                                   64,703         64,197       60,889         44,035        46,610
                                         =============  ============= ============== ============ ==============

                                                                               As of
                                                ------------- ------------ ------------- --------------- -------------
                                                  June 30,    July 1,      July 2, 2000  June 27, 1999     June 28,
                                                    2002      2001                                           1998
                                                ------------- ------------ ------------- --------------- -------------
                                                                           (in thousands)
        Consolidated Balance Sheet Data:
        Cash and equivalents and short term       $ 63,399      $ 63,896      $111,624      $99,183         $ 8,873
        investments
        Working capital                             23,301        27,409       82,129        85,619           1,950
        Investments                                  9,591        16,284        1,918           984           1,383
        Total assets                               207,157       195,257      224,641       182,355          81,746
        Long-term liabilities                       15,939        16,029       12,947        37,766          35,359
        Redeemable class C common stock                  -             -            -             -          17,692
        Total stockholders' equity                 123,908       117,816      158,918       109,003             672


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

Overview

1-800-FLOWERS.COM, Inc. is a leading gift retailer, providing a broad range of thoughtful gift products including an extensive array of flowers, plants, gourmet food, gift baskets, candies, home decor, garden merchandise, unique children's toys and other specialty products. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, the Company has become the trusted guide to gifting for our customers, providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores.

The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. In addition to the Company's selection of thoughtful gifts, the Company's product line is extended by its other brands which include Plow & Hearth, home decor and garden merchandise, (www.plowandhearth.com), GreatFood.com, gourmet food products, (www.greatfood.com), The Popcorn Factory, premium popcorn and specialty food gifts (www.thepopcornfactory.com) and HearthSong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindoll.com), unique and educational children's toys and games.

A majority of the Company's floral orders are fulfilled through BloomNet(R) (comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers and franchise stores). The Company transmits its orders either through BloomLink, its proprietary Internet-based electronic communication system, or the communication system of a third-party. A portion of the Company's floral and gift merchandise as well as its home and garden merchandise, non-floral gift products and gourmet food merchandise are shipped by the Company, members of BloomNet(R) or third parties directly to the customer using common carriers. Most of the Company's home and garden products are fulfilled from its Madison, Virginia fulfillment center or its Vandalia, Ohio distribution facility, while the Company's children's merchandise is fulfilled from its Vandalia facility. The Company's gourmet popcorn and related merchandise is fulfilled primarily from its Lake Forest, Illinois manufacturing facility.

As of June 30, 2002 the Company owned retail fulfillment operations consisted of 28 retail stores and 7 fulfillment centers. Retail fulfillment revenues also include revenues attributable to the Company's Floral Works wholesale floral subsidiary through the date of its disposition in January 2000, fees paid to the Company by members of its "BloomNet(R)" network and royalties, fees and sublease rent paid to the Company by its 83 franchise stores. Company owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. As such, a significant percentage of the revenues derived from Company owned stores and fulfillment centers represent fulfillment of its telephonic and online sales channel floral orders and are eliminated as inter-company revenues.

After a period of significant investment in the Company's systems and infrastructure, as well as brand name building and product line extensions, the Company expects to return to profitability during fiscal 2003. However, the Company has incurred losses in recent years, and no assurances can be made that positive net income can be achieved on this schedule or in the foreseeable future. In order to achieve and maintain profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenditures. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce, including those described under the caption "Additional Risk Factors that May Affect Future Results" and elsewhere in this Annual Report.

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2002 and 2001, which ended on June 30, 2002 and July 1, 2001, respectively, consisted of 52 weeks, while fiscal year 2000, which ended July 2, 2000, consisted of 53 weeks. As such, the Company's fiscal year 2000 revenues, and associated variable expenses, contained an additional week of activity in comparison to fiscal year 2001 or 2002.

Net Revenues
                                                        Years Ended
                                 ----------------------------------------------------------------------
                                  June 30,                    July 1, 2001                July 2, 2000
                                    2002         % Change                     % Change
                                 ------------ --------------- ------------- ------------- -------------
                                                            (in thousands)
Net revenues:
   Telephonic                       $248,931           7.9%      $230,723          1.5%      $227,380
   Online                            218,179          19.3%       182,924         56.6%       116,810
   Retail/fulfillment                 30,095           5.3%        28,592        (19.1%)       35,338
                                  ------------                 -------------               ------------

                                    $497,205          12.4%      $442,239         16.5%      $379,528
                                  ============                 =============               ============


Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth during the fiscal years ended June 30, 2002 and July 1, 2001 was due primarily to an increase in order volume and average order value, which resulted from efficient marketing efforts, strong brand name recognition and the Company's continued expansion of its non-floral product offerings, including a broad range of items such as plants, candies and gourmet foods, as well as items for the home and garden, children's toys and other specialty gifts. Non-floral gift products accounted for 45.8%, 40.7% and 32.4% of total combined telephonic and online net revenues during the fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000, respectively.

The Company fulfilled approximately 7,172,000, 6,520,000, and 5,616,000 orders through its combined telephonic and online sales channels during the fiscal years ended June 30, 2002, July 1, 2001, and July 2, 2000, respectively, representing increases of 10.0%, and 16.1% over the respective prior fiscal years. The growth was primarily the result of increases in online order volume driven by traffic both directly to the Company's URL's ("Universal Resource Locators") and through third-party portals and Websites, and telephonic order volume resulting primarily from the addition of the Company's children's gifts product line in June 2001. Additionally, the Company's combined telephonic and online sales channel average order value increased 2.5% to $65.02 and 3.6% to $63.42 during the fiscal years ended June 30, 2002 and July 1, 2001. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings - including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening its relationship with them and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to engage them in an electronic dialog via cost efficient e-mail marketing programs.

Revenues derived from The Popcorn Factory, which is included in the Company's results of operations since it was acquired on May 3, 2002, was immaterial in relation to consolidated revenues for the fiscal year ended June 30, 2002.

Retail/fulfillment revenues for the fiscal year ended June 30, 2002 increased in comparison to the prior fiscal year primarily due to the November 2001 opening of a new home and garden outlet store in Williamsburg, VA, and an increase in same store sales, offset in part by the reduction in retail stores late in the fiscal year. The decrease in retail/fulfillment revenues for the fiscal year ended July 1, 2001 was primarily due to a reduction in floral wholesale net revenues of $7.2 million as a result of the Company's disposition of its Floral Works subsidiary in January 2000, partially offset by an increase in net revenues resulting from addition of three company-owned retail locations.

Gross Profit
                                                                      Years Ended
                                        -----------------------------------------------------------------------
                                           June 30,                  July 1,                          July 2,
                                             2002        % Change      2001          % Change          2000
                                        ------------- ------------- -----------    ------------- --------------
                                                                 (in thousands)
         Gross profit                       $203,936        16.9%      $174,460         22.8%       $142,035
         Gross margin %                        41.0%                      39.4%                        37.4%

Gross profit consists of net revenues less cost of revenues which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the fiscal years ended June 30, 2002 and July 1, 2001 as a result of increased order volume, and an improved gross margin percentage. Gross margin percentage increased by 160 basis points and 200 basis points during the fiscal years ended June 30, 2002 and July 1, 2001, respectively, primarily as a result of the continued growth in non-floral product sales, which in fiscal 2002, was further complemented by the addition of the Company's children's gifts product line, which generate a higher gross margin, and an increase in online service and shipping charges, aligning them with industry norms. In addition, the Company's continued focus on customer service and operational efficiencies further enhanced the gross margin percentage through the implementation of stricter quality control standards and enforcement methods which reduced the rate of credits/returns and replacements.

As the Company continues to expand its higher margin, non-floral business, the Company expects that gross margin percentage, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense
                                                             Years Ended
                                 -----------------------------------------------------------------------
                                   June 30,                    July 1,                       July 2,
                                     2002        % Change       2001          % Change         2000
                                 ------------- ------------- -------------   -------------- -------------
                                                             (in thousands)
Marketing and sales                 $150,638       (2.4)%        $154,321        (0.7)%      $155,353
Percentage of sales                    30.3%                        34.9%                       40.9%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased to 30.3% of net revenues during the fiscal year ended June 30, 2002, compared to 34.9% (33.3%, exclusive of the non-recurring charge discussed below) during the prior fiscal year, as a result of volume related cost, operating efficiencies and cost-effective advertising, coupled with the Company's strong brand name and savings realized from successful renegotiations of certain of its portal agreements. In fiscal 2001, the Company incurred a non-recurring charge of $7.3 million ($0.11 per share), as a result of the modification of an interactive marketing agreement with one of the Company's portal providers. As a result of the Company's cost efficient customer retention programs, of the 4,934,000 customers who placed orders during the fiscal year ended June 30, 2002, approximately 39.2% represented repeat customers compared to 33.5% in the prior fiscal year. In addition, despite the overall reduction in spending, as a result of the strength of the Company's brands, combined with its cost effective marketing programs, the Company added approximately 3.0 million new customers during each of the fiscal years ended June 30, 2002 and July 1, 2001.

Although the Company incurred a non-recurring charge of $7.3 million (as discussed above) during fiscal 2001, marketing and sales expense during the fiscal year ended July 1, 2001, decreased to 34.9% of net revenues, compared to 40.9% of net revenues during the fiscal year ended July 2, 2000 as a result of volume related efficiencies and cost effective advertising, coupled with the Company's strong brand name and savings realized from successful renegotiations of certain of its portal agreements.

In order to continue to execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal providers to ensure that such relationships continue to generate cost-effective incremental volume. As such, although the Company expects spending will increase due to the incremental marketing efforts associated with the acquisition of The Popcorn Factory in May 2002, and volume related expenses associated with the Company's customer service operations, spending as a percentage of net revenues is expected to continue to decrease in comparison to prior fiscal years.

Technology and Development Expense
                                                                    Years Ended
                                        -----------------------------------------------------------------------
                                            June 30,                  July 1,                        July 2,
                                              2002       % Change       2001          % Change       2000
                                        -------------- ------------- -----------    ------------- -------------
                                                                 (in thousands)
Technology and development                   $13,723     (18.6%)     $16,853              0.3%        $16,809
Percentage of sales                             2.8%                    3.8%                             4.4%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased during the fiscal year ended June 30, 2002 in comparison to the prior year as a result of cost efficiencies realized by bringing Web-hosting and development capabilities in-house during the latter half of fiscal 2001. Internalizing the Company's hosting and development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites, including the September 2001 relaunch of its Plow & Hearth Web site (www.plowandhearth.com), and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the fiscal years ended June 30, 2002, July 1, 2001, and July 2, 2000, the Company expended $24.5 million, $30.7 million, and $35.3 million on technology and development, of which $10.8 million, $13.8 million, and $18.5 million, respectively, has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal years, particularly in the areas of Website hosting and development and database management, will continue to decrease as a percentage of net revenues, as the ongoing benefits from previous investments in the Company's current technology platform will reduce the effect of incremental costs expected to be incurred as a result of the acquisition of The Popcorn Factory in May 2002.

General and Administrative Expenses
                                                                    Years Ended
                                      -----------------------------------------------------------------------
                                         June 30,                    July, 1                        July 2,
                                           2002        % Change       2001          % Change          2000
                                      -------------- ------------- -----------    ------------- -------------
                                                                 (in thousands)
General and administrative                $28,179          4.2%      $27,043           (6.7%)       $28,975
Percentage of sales                          5.7%                       6.1%                           7.6%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expenses increased during the fiscal year ended June 30, 2002, in comparison to the prior fiscal year as a result of the incremental costs associated with an increase in insurance resulting from overall market conditions and the acquisitions of The Children's Group and The Popcorn Factory, in June 2001 and May 2002, respectively. The decrease in general and administrative expenses during the fiscal year ended July 1, 2001, in comparison to the prior fiscal year, was primarily the result of a $1.5 million charge recorded in fiscal 2000 to account for the increase in the management put liability associated with the Company's acquisition of the minority shareholders' interest in Plow & Hearth. Exclusive of such charge, general and administrative expense decreased by $0.4 million over the prior fiscal year due to various cost reduction initiatives, offset in part by increased insurance costs.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and, as such, while increasing in absolute dollars due primarily to the incremental costs associated with the acquisition of The Popcorn Factory in May 2002, general and administrative expenses is expected to continue to decline as a percentage of net revenues, on a seasonally adjusted basis.

Depreciation and Amortization
                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                          June 30,                       July 1,                     July 2,
                                            2002        % Change           2001       % Change        2000
                                        -------------- ------------- -----------    ------------- -------------
                                                                    (in thousands)

Depreciation and amortization                $15,061       (30.6%)     $21,716            31.8%       $16,479
Percentage of sales                             3.0%                      4.9%                           4.3%


The decrease in depreciation and amortization expense during the fiscal year ended June 30, 2002 in comparison to the prior fiscal year, was primarily the result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which requires the discontinuance of amortization of goodwill and other intangible assets with indefinite useful lives. As a result, depreciation and amortization expense for the years ended July 1, 2001 and July 2, 2000 include $7.5 million ($0.12 per share) and $4.7 million ($0.08 per share), respectively, of goodwill amortization which is not included in fiscal 2002. Increases in depreciation and amortization, net of the aforementioned goodwill amortization over the past two years resulted from incremental capital expenses, primarily in information systems hardware and software.

Other Income (Expense)
                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                          June 30,                     July 1,                      July 2,
                                            2002         % Change        2001         % Change        2000
                                        -------------- ------------- -----------    ------------- -------------
                                                                    (in thousands)

Interest income                                $2,688       (55.0%)      $5,971          (30.9%)        $8,645
Interest expense                               (1,245)        1.5%       (1,264)          12.5%         (1,444)
Other, net                                          5       100.9%         (555)        (351.1%)           221
                                        --------------               -----------                  -------------
                                               $1,448       (65.1%)      $4,152          (44.1%)        $7,422
                                        ==============               ===========                  =============


Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The decrease in interest income during the fiscal years ended June 30, 2002 and July 1, 2001 was primarily due to the decline in invested cash balances which were used to fund the Company's capital expenditures (and operations during fiscal 2001), as well as a decline in the Company's average rate of return on its investments. Additionally, during fiscal 2001, the Company recorded a non-recurring charge of $1.0 million (included above in "Other, net") associated with the write-down of the Company's minority investment in a technology partner, purchased in fiscal 2000. Offsetting this write-down was a gain of $0.3 million, recognized by the Company in November 2000, on the sale of its investment in American Floral Services, Inc. ("AFS").

Income Taxes

As a result of recent tax law changes, which extended the period for which companies are allowed to carry-back losses, the Company was able to recover previously paid income taxes, thereby resulting in an income tax benefit of $0.7 million during the fiscal year ended June 30, 2002. The Company has provided a full valuation allowance on its deferred tax assets, consisting primarily of net operating loss carryforwards.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2002 and 2001. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

---------------------------------------------------------------------------------------------------------------------
                                                              Three months ended
                               --------------------------------------------------------------------------------------
                                Jun. 30,  Mar. 31,   Dec. 30,   Sep. 30,    Jul. 1,   Apr. 1,   Dec. 31,     Oct. 1,
                                  2002      2002       2001       2001        2001      2001      2000         2000
                               --------- ---------- ---------- ---------- ---------- --------- ----------  ----------
                                                                  (in thousands)
Net revenues:
  Telephonic                    $63,699    $50,715    $93,550    $40,967    $61,607   $48,642    $79,182     $41,292
  Online                         68,468     56,874     60,497     32,340     62,655    47,139     47,708      25,422
  Retail fulfillment              8,120      7,835      8,278      5,862      7,997     7,440      7,353       5,802
                               ---------- ---------- ---------- ---------- ---------- --------- ----------  ----------
Total net revenues              140,287    115,424    162,325     79,169    132,259   103,221    134,243      72,516
Cost of revenues                 83,076     70,690     91,626     47,877     79,569    64,020     79,099      45,091
                               ---------- ---------- ---------- ---------- ---------- --------- ----------  ----------
Gross profit                     57,211     44,734     70,699     31,292     52,690    39,201     55,144      27,425

Operating expenses:
 Marketing and sales             37,529     31,533     54,945     26,631     36,715    32,251     50,827      34,528
 Technology and development       3,279      3,222      3,532      3,690      3,492     4,253      4,482       4,626
 General and administrative       7,353      6,847      7,065      6,914      6,062     6,969      6,617       7,395
 Depreciation and amortization    3,912      3,788      3,767      3,594      6,012     5,383      5,280       5,041
                                --------- ---------- ---------- ---------- ---------- --------- ----------  ----------

   Total operating expenses      52,073     45,390     69,309     40,829     52,281    48,856     67,206      51,590
                                ---------- ---------- ---------- ---------- ---------- --------- ----------  ---------

Operating income (loss)           5,138      (656)      1,390    (9,537)        409   (9,655)   (12,062)    (24,165)

Other income (expense), net         322        115        420        591      (183)     1,145      1,526       1,664
Income tax benefit                    -        706          -          -          -         -          -           -
                                 ---------- ---------- ---------- ---------- ---------- --------- ----------  --------

Net income (loss)                $5,460       $165     $1,810    $(8,946)       $226  $(8,510)  $(10,536)   $(22,501)
                                 ========= ========== ========== ========== ========== ========= ==========  ==========

Net income (loss) per share       $0.08      $0.00      $0.03     $(0.14)      $0.00   $(0.13)    $(0.16)     $(0.35)
                                 ========= ========== ========== ========== ========== ========= ==========  ==========

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into gift, home, gourmet and other related products, the Thanksgiving through Christmas holiday season, which fall within the Company's second fiscal quarter, generate the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter, in relation to its fiscal first and third quarters.

Liquidity and Capital Resources

At June 30, 2002, the Company had working capital of $23.3 million, including cash and equivalents and short-term investments of $63.4 million, compared to working capital of $27.4 million, including cash and equivalents and short-term investments of $63.9 million, at July 1, 2001. The decrease in working capital resulted primarily from the funding of capital expenditures and the acquisition of The Popcorn Factory in May 2002, offset in part by the cash provided by operations.

Net cash provided by operating activities of $11.6 million for the fiscal year ended June 30, 2002 was primarily attributable to income, before depreciation and amortization and other non-cash charges of $14.1 million, partially offset by changes in working capital, primarily associated with the addition of The Popcorn Factory in May 2002.

Net cash used in investing activities of $34.6 million for the fiscal year ended June 30, 2002 was principally comprised of purchases of short-term investment grade government and corporate securities, capital expenditures for computer hardware and software, including those associated with the construction of a new 300 seat service center in Alamogordo, New Mexico, and the acquisition of The Popcorn Factory in May 2002. The Popcorn Factory purchase price of $12.6 million was funded through the issuance of 353,003 shares of the Company's Class A common stock and $7.6 million in cash, $7.3 million of which was used to retire The Popcorn Factory's outstanding debt, while the remaining $0.3 million was used to pay for costs of the transaction. The Company expects that as it continues its return to positive cash flow, it will reallocate available cash balances into longer term securities in order to maximize the return on its investments.

Net cash used in financing activities was $0.3 million for the fiscal year ended June 30, 2002, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities, offset in part by the net proceeds received upon the exercise of employee stock options.

The Company's material capital commitments consist of:

      o obligations outstanding under capital and operating leases (including guarentees of $0.5 million)as well as commercial notes related to obligations arising from, and collateralized by, underlying assets of the Company's warehousing/fulfillment facility in Madison, Virginia ($12.2 million-2003, $10.2 million-2004, $8.9 million-2005, %5.2 million
        -2006, $3.2 million-2007, $11.0 million-thereafter);

      o online marketing agreements ($8.9 million); and

      o inventory commitments for the upcoming Thanksgiving through Christmas holiday season ($17.4 million).

At June 30, 2002, the Company's significant known commitments for the subsequent twelve months totaled approximately $38.5 million and were comprised of fees related to online marketing agreements, rent and other expenses under its operating leases, interest expense and the current portion of long term debt and capital lease obligations.

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of September 23, 2002, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

The Company intends to continue to invest in support of its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition, retain and acquire new customers, expand its current product offerings and further develop its Web site and operating infrastructure. The Company expects to be cash flow positive in fiscal 2003 and believes that current cash and investments will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial statements and results of operations are based upon 1-800-Flowers' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory and long-lived assets, including goodwill and other intangible assets related to acquisitions. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

Net revenues are generated by online, telephonic and retail fulfillment operations and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

The Company states inventory at the lower of cost or market. In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare that with inventory levels. It is possible that changes in consumer demand could cause a change in the required inventory reserve.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is evaluated annually for impairment. Prior to fiscal 2002, goodwill was amortized over periods not exceeding 20 years. The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years.

The Company periodically evaluates acquired businesses for potential impairment indicators. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses is impaired.

Recently Issued Accounting Pronouncements

On July 2, 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001 and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. Beginning July 2, 2001, the Company ceased amortizing goodwill. During 2002, the Company has completed its assessment of the assets impacted by the adoption of SFAS 142, and based upon such review no impairment to the carrying value of goodwill was identified.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated retirement costs. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt both SFAS 143 and SFAS 144 on July 1, 2002, and does not expect these statements to materially impact the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect this statement to have a material impact on its financial statements.

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

         1-800-FLOWERS.COM, Inc.
         Investor Relations
         1600 Stewart Avenue
         Westbury, New York 11590
         (516) 237-6000

(a) List of Documents Filed as a Part of this Annual Report on Form 10-K:

(1) Index to Consolidated Financial Statements:
                                                                           Page
                                                                          ------

     Report of Independent Auditors                                         F-1
     Consolidated Balance Sheets as of June 30, 2002 and July 1, 2001       F-2
     Consolidated Statements of Operations for the years ended
      June 30, 2002, July 1, 2001 and July 2, 2000                          F-3
     Consolidated Statements of Stockholders' Equity for the years ended
      June 30, 2002, July 1, 2001 and July 2, 2000                          F-4
     Consolidated Statements of Cash Flows for the years ended
      June 30, 2002, July 1, 2001 and July 2, 2000                          F-5
     Notes to Consolidated Financial Statements                             F-6

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

  Exhibit   Description
 ---------  -----------

     3.1  Third Amended and Restated Certificate of Incorporation.
     3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation.
     3.3  Amended and Restated By-laws.
     4.1  Specimen class A common stock certificate.
     4.2  See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
    10.1 Lease, commencing on May 15, 1998, between 1600 Stewart Avenue, L.L.C. and 800-FLOWERS, Inc.
    10.2 Investment Agreement, dated as of January 16, 1995, among Chemical Venture Capital Associates, Teleway, Inc. and James F. McCann
    10.3 Consent and Amendment No. 1 to Investment Agreement, dated as of May 20, 1999, among Chase Capital Partners, 1-800-FLOWERS.COM, Inc. and James F. McCann.
   10.10  1997 Stock Option Plan, as amended.
   10.16 Investors' Rights Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc. James F. McCann, Christopher G. McCann and
          the persons designated as Investors on the signature pages thereto.
   10.17 Stock Purchase Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc., James F. McCann, Christopher G. McCann
          and the Investors listed on Schedule A thereto.
   10.18  1999 Stock Incentive Plan.
   10.19 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc.
   10.20 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc.
   10.22 #Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 2000, by and between America Online, Inc. and 1-800-FLOWERS.COM, Inc.
   10.23  Employee Stock Purchase Plan
    21.1  Subsidiaries of the Registrant.
    23.1  Consent of independent auditors.
    24.1  Powers of  Attorney (included in the signature page).
    99.1 Certification by James F. McCann, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2 Certification by William E. Shea, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------------------------------------

     * Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

     # Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

    (b)   Reports on Form 8-K:
          On May 6, 2002, the Company reported the acquisition of The Popcorn Factory for a purchase price of approximately $12.2 million, comprised of $7.3million used to retire The Popcorn Factory's outstanding debt and 353,003 shares of the Company's Class A common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September  27, 2002                  1-800-FLOWERS.COM, Inc.

                                            By:   /s/ James F. McCann
                                            ---------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)

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


Dated: September 27, 2002                   By:   /s/ James F. McCann
                                            ---------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)

Dated: September 27, 2002                   By:   /s/ William E. Shea
                                            ---------------------------
                                            William E. Shea
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)

Dated: September 27, 2002                   By:   /s/  Christopher G. McCann
                                            --------------------------------
                                            Christopher G. McCann
                                            Director, President

Dated: September 27, 2002                   By:  /s/ Lawrence Calcano
                                            ---------------------------
                                            Lawrence Calcano
                                            Director

Dated: September 27, 2002                   By:  /s/  T. Guy Minetti
                                            ---------------------------
                                            T. Guy Minetti
                                            Director, Vice Chairman

Dated: September 27, 2002                   By:  /s/ Kevin J. O'Connor
                                            ---------------------------
                                            Kevin J. O'Connor
                                            Director

Dated: September 27, 2002                   By:  /s/ Mary Lou Quinlan
                                            ---------------------------
                                            Mary Lou Quinlan
                                            Director

Dated: September 27, 2002                   By:  /s/ Jeffrey C. Walker
                                            ---------------------------
                                            Jeffrey C. Walker
                                            Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, James F. McCann, certify that:

         1. I have reviewed this annual report on Form 10-K of 1-800-FLOWERS.COM, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002                  /s/      James F. McCann
                                           -------------------------
                                                      James F. McCann
                                                      Chairman and Chief
                                                      Executive Officer




                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, William E. Shea, certify that:

         1. I have reviewed this annual report on Form 10-K of 1-800-FLOWERS.COM, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002                  /s/      William E. Shea
                                           -------------------------
                                                      William E. Shea
                                                      Senior Vice President and
                                                      Chief Financial Officer

                         Report of Independent Auditors



The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of June 30, 2002 and July 1, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 30, 2002 and July 1, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statement, the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets effective July 2, 2001 to conform with the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets."

                                                    /s/ Ernst & Young LLP

Melville, New York
August 2, 2002


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                         (in thousands, except share data)

                                                                                          June 30,      July 1,
                                                                                            2002         2001
                                                                                        ------------- ------------

Assets
Current assets:
  Cash and equivalents                                                                    $  40,601     $ 63,896
  Short-term investments                                                                     22,798            -
  Receivables, net                                                                            9,345        8,209
  Inventories                                                                                15,647       14,885
  Prepaid and other                                                                           2,220        1,831
                                                                                        ------------- ------------
       Total current assets                                                                  90,611       88,821
Property, plant and equipment, net                                                           51,002       49,861
Investments                                                                                   9,591       16,284
Capitalized investment in leases                                                                465          706
Goodwill                                                                                     37,772       25,632
Other intangibles, net                                                                        4,074        4,152
Other assets                                                                                 13,642        9,801
                                                                                        ------------- ------------
Total assets                                                                               $207,157     $195,257
                                                                                        ============= ============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                                   $  64,156     $ 58,481
  Current maturities of long-term debt and obligations under capital leases                   3,154        2,931
                                                                                        ------------- ------------
       Total current liabilities                                                             67,310       61,412
Long-term debt and obligations under capital leases                                          12,244       12,519
Other liabilities                                                                             3,695        3,510
                                                                                        ------------- ------------
Total liabilities                                                                            83,249       77,441
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued in
    2002 and 2001                                                                                 -            -
  Class A common stock, $.01 par value, 200,000,000 shares authorized,
    28,319,677 and 26,586,875 shares issued in 2002 and 2001, respectively                      283          266
  Class B common stock, $.01 par value, 200,000,000 shares authorized,
    42,480,925 and 43,028,525 shares issued in 2002 and 2001, respectively                      425          430
  Additional paid-in capital                                                                246,497      238,906
  Retained deficit                                                                         (120,189)    (118,678)
  Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                        (3,108)      (3,108)
                                                                                        ------------- ------------
       Total stockholders' equity                                                           123,908      117,816
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                                $ 207,157     $195,257
                                                                                        ============= ============




See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                                    Years ended
                                                                    --------------------------------------------

                                                                       June 30,        July 1,      July 2,
                                                                         2002           2001         2000
                                                                    -------------- --------------  -------------

Net revenues                                                           $497,205       $442,239        $379,528
Cost of revenues                                                        293,269        267,779         237,493
                                                                    -------------- --------------  -------------
Gross profit                                                            203,936        174,460         142,035
Operating expenses:
  Marketing and sales                                                   150,638        154,321         155,353
  Technology and development                                             13,723         16,853          16,809
  General and administrative                                             28,179         27,043          28,975
  Depreciation and amortization                                          15,061         21,716          16,479
                                                                    -------------- --------------  -------------
       Total operating expenses                                         207,601        219,933         217,616
                                                                    -------------- --------------  -------------
Operating loss                                                           (3,665)       (45,473)        (75,581)
Other income (expense):
  Interest income                                                         2,688          5,971           8,645
  Interest expense                                                       (1,245)        (1,264)         (1,444)
  Other, net                                                                  5           (555)            221
                                                                    -------------- --------------  -------------
        Total other income                                                1,448          4,152           7,422
                                                                    -------------- --------------  -------------
Loss before income taxes and minority interests                          (2,217)       (41,321)        (68,159)
Benefit from income taxes                                                   706              -           1,286
                                                                    -------------- --------------  -------------
Loss before minority interests                                           (1,511)       (41,321)        (66,873)
Minority interests in operations of consolidated subsidiaries                 -              -              43
                                                                    -------------- --------------  -------------
Net loss                                                                $(1,511)      $(41,321)       $(66,830)
                                                                    ============== ==============  =============

Basic and diluted net loss per common share                              $(0.02)        $(0.64)         $(1.10)
                                                                    ============== ==============  =============
Shares used in the calculation of basic and diluted net loss
  per common share                                                       64,703         64,197           60,889
                                                                    ============== ==============  =============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
              Years ended June 30, 2002, July 1, 2001 and July 2, 2000
                        (in thousands, except share data)

                                                                                              Common Stock
                                                                              -------------------------------------------------
                                                         Preferred Stock             Class A                   Class B
                                                      ----------------------  ----------------------   ------------------------
                                                       Shares      Amount       Shares       Amount      Shares        Amount
                                                      ----------  ----------  ------------  ---------  ------------  ----------
Balance at June 27, 1999                              1,127,546    $117,573     4,100,012      $41       45,579,005      $455
Exercise of stock options and warrants                        -           -     2,431,857       25                -         -
Forfeiture of employee stock options                          -           -             -        -                -         -
Amortization of deferred compensation                         -           -             -        -                -         -
Conversion of preferred stock into
  Class A common stock                               (1,127,546)   (117,573)   11,275,460      113                -         -
Issuance of common stock in connection with Initial
  Public Offering, net of issuance costs of $11,236           -           -     6,000,000       60                -         -
Conversion of Class B common stock into Class A
  common stock                                                -           -     2,437,360       24       (2,437,360)      (24)
Issuance of shares of common stock in connection
  with the acquisition of TheGift.com                         -           -       117,379        1                -         -
Total comprehensive loss                                      -           -             -        -                -         -
                                                      ----------  ----------  ------------   ---------  ------------   --------
Balance at July 2, 2000                                       -          -     26,362,068      264       43,141,645       431

Exercise of stock options                                     -          -         97,175        1                -         -
Employee stock purchase plan                                  -          -         14,512        -                -         -
Amortization of deferred compensation                         -          -              -        -                -         -
Forfeiture of employee stock options                          -          -              -        -                -         -
Conversion of Class B common stock  into Class A
  common stock                                                -          -        113,120        1         (113,120)       (1)
Total comprehensive loss                                      -          -              -        -                -         -
                                                        ----------  ---------- ------------  ----------  -------------  ---------
Balance at July 1, 2001                                       -          -     26,586,875      266        43,028,525      430
Exercise of stock options                                     -          -        788,008        8                 -        -
Employee stock purchase plan                                  -          -         44,191        -                 -        -
Conversion of Class B common stock into Class A
  common stock                                                -          -        547,600        5          (547,600)      (5)
Issuance of shares of common stock in connection
  with the acquisition of The Popcorn Factory                 -          -        353,003        4                 -        -
Total comprehensive loss                                      -          -              -        -                 -        -
                                                        ----------  ---------- ------------  ----------  -------------  ---------
 Balance at June 30, 2002                                     -     $    -     28,319,677     $283        42,480,925     $425
                                                        ==========  ==========  ===========  ==========  =============  =========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
            Years ended June 30, 2002, July 1, 2001 and July 2, 2000
                        (in thousands, except share data)

                                                    Additional                                 Treasury Stock           Total
                                                     Paid-In    Retained      Deferred    -----------------------  Stockholders
                                                     Capital     Deficit     Compensation     Shares       Amount       Equity
                                                   ---------  -----------  ------------    -----------  ----------  ------------
Balance at June 27, 1999                              $6,039    $(10,527)     $(1,470)       5,332,800    $(3,108)    $109,003
Exercise of stock options and warrants                    98           -            -                -          -          123
Forfeiture of employee stock options                    (315)          -          315                -          -            -
Amortization of deferred compensation                      -           -          367                -          -          367
Conversion of preferred stock into
  Class A common stock                               117,460           -            -                -          -            -
Issuance of common stock in connection with Initial
  Public Offering, net of issuance costs of $11,236  114,704           -            -                -          -      114,764
Conversion of Class B common stock into Class A
  common stock                                             -           -            -                -          -            -
Issuance of shares of common stock in connection
  with the acquisition of TheGift.com                  1,490           -            -                -          -        1,491
 Total comprehensive loss                                  -     (66,830)           -                -          -      (66,830)
                                                     ---------  -----------   ----------    -----------  ----------  -----------
 Balance at July 2, 2000                             239,476     (77,357)        (788)       5,332,800     (3,108)     158,918

 Exercise of stock options                               299           -            -               -          -          300
 Employee stock purchase plan                             75           -            -               -          -           75
 Amortization of deferred compensation                     -           -         (156)              -          -         (156)
 Forfeiture of employee stock options                   (944)          -          944               -          -            -
 Conversion of Class B common stock  into Class A
  common stock                                             -           -             -              -          -            -
 Total comprehensive loss                                  -     (41,321)            -              -          -      (41,321)
                                                     --------- -----------   ----------    -----------  ----------  -----------
 Balance at July 1, 2001                             238,906    (118,678)            -       5,332,800    (3,108)     117,816

 Exercise of stock options                             2,228           -             -               -         -        2,236
 Employee stock purchase plan                            382           -             -               -         -          382
 Conversion of Class B common stock into Class A
  common stock                                             -           -             -               -          -           -
 Issuance of shares of common stock in connection
  with the acquisition of The Popcorn Factory          4,981           -             -               -          -       4,985
 Total comprehensive loss                                  -      (1,511)            -               -          -      (1,511)
                                                     ---------- -----------  -----------    -----------  ----------  -----------
 Balance at June 30, 2002                            $246,497  $(120,189)     $      -       5,332,800    $(3,108)   $123,908
                                                     ========== ===========  ===========    ===========  ==========  ===========

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Years ended
                                                         ------------------------------------------------
                                                         June 30, 2002     July 1, 2001    July 2, 2000
                                                         ---------------  --------------- ---------------
Operating activities:
Net loss                                                     $(1,511)        $(41,321)       $(66,830)
Reconciliation of net loss to net cash provided by
  (used in) operations:
      Depreciation and amortization                           15,061           21,716          16,479
      Deferred income taxes                                        -                -           1,321
      Management put liability                                     -                -           1,451
      Bad debt expense                                           107              377             221
      Minority interests                                           -                -             (43)
      Credit to/amortization of deferred compensation              -             (156)            367
      Loss on disposal of equipment and other                    425              743             560
  Changes in operating items, excluding the effects of
        acquisitions:
         Receivables                                          (1,031)            (204)           (838)
         Inventories                                              (7)          (1,622)         (3,574)
         Prepaid and other                                      (215)           2,499             166
         Accounts payable and accrued expenses                 2,264            7,226          20,663
         Other assets                                         (3,544)          (1,875)         (4,699)
         Other liabilities                                        59              (13)            344
                                                         ---------------  --------------- ---------------
  Net cash provided by (used in) operating activities         11,608          (12,630)        (34,412)

Investing activities:
Acquisitions, net of cash acquired                            (7,037)          (4,892)        (25,515)
Capital expenditures, net of non-cash expenditures-$2,894,
 $4,176 and $1,445 in 2002, 2001 and 2000, respectively      (11,994)         (15,791)        (21,901)
Purchases of investments                                     (22,798)         (16,284)         (1,000)
Proceeds from sales of investments                             6,693            1,194              15
Proceeds from sale of business                                     -                -           2,488
Other                                                            495               76             222
                                                         ---------------  --------------- ---------------
  Net cash used in investing activities                      (34,641)         (35,697)        (45,691)

Financing activities:
Proceeds from issuance of common stock, net                    2,618              375         115,899
Proceeds from bank borrowings                                      -           16,510          21,717
Repayment of notes payable and bank borrowings                  (826)         (14,827)        (43,568)
Payments of capital lease obligations                         (2,054)          (1,459)         (1,504)
                                                         ---------------  --------------- ---------------
  Net cash (used in) provided by financing activities           (262)             599          92,544
                                                         ---------------  --------------- ---------------
Net change in cash and equivalents                           (23,295)         (47,728)         12,441
Cash and equivalents:
  Beginning of year                                           63,896          111,624          99,183
                                                         ---------------  --------------- ---------------
  End of year                                              $  40,601         $ 63,896        $111,624
                                                         ===============  =============== ===============

   Supplemental Cash Flow Information:
   -----------------------------------
   -Interest paid amounted to $1,245, $1,264 and $1,457 for the years ended
    June 30, 2002, July 1, 2001 and July 2, 2000, respectively.
   -The Company received tax refunds, net of income taxes paid of approximately
    $706, $1,613 and $472 for the years ended June 30, 2002, July 1, 2001 and July 2, 2000, respectively.

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. ("1-800-FLOWERS.COM") is a leading gift retailer, providing a broad range of thoughtful gift products including flowers, plants, gourmet foods, candies, gift baskets, and other unique gifts to our customers around the world. The Company has extended its product offerings through several of its subsidiaries, including The Plow & Hearth, Inc. ("Plow & Hearth"), a direct marketer of home decor and garden merchandise, GreatFood.com, Inc. ("Greatfood.com"), a source for gourmet products, The Popcorn Factory, Inc., a manufacturer and direct marketer of premium popcorn and specialty food gifts, and the Children's Group, Inc., a direct marketer of unique children's toys and games operating under the HearthSong and Magic Cabin Dolls brand names. The Company operates in one business segment, providing its customers with convenient, multi-channel access via the Internet, telephone, catalogs and retail stores.

Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30th. Fiscal years 2002 and 2001, which ended on June 30, 2002 and July 2, 2001, respectively, consisted of 52 weeks, while fiscal year 2000, which ended on July 2, 2000, consisted of 53 weeks.

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

Cash and Equivalents

Cash and equivalents consist of demand deposits with banks, highly liquid money market funds, United States government securities, overnight repurchase agreements and commercial paper with maturities of three months or less when purchased.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets' estimated useful lives using the straight-line method. Estimated useful lives are based on Company averages ranging from 3 to 10 years for furniture, fixtures and equipment and 40 years for buildings. Amortization of leasehold improvements, which range from 5 to 20 years, is calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the improvements. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is evaluated annually for impairment. Prior to fiscal 2002, goodwill was amortized over periods not exceeding 20 years.

The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within other assets was $2.7 million and $2.2 million at June 30, 2002 and July 1, 2001, respectively relating to prepaid catalog costs.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended June 30, 2002, July 1, 2001 and July 2, 2000, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at June 30, 2002 and July 1, 2001.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to accounts receivable ($1.0 million and $1.1 million at June 30, 2002 and July 1, 2001, respectively) have been recorded based upon previous experience and management's evaluation.

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

Marketing and Sales

Marketing and sales expenses consist primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues), and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

The Company expenses all advertising costs at the time the advertisement is first shown. Advertising expense (including the amortization of catalog costs of $37.8 million, $26.9 million and $21.8 million for the years ended June 30, 2002, July 1, 2001 and July 2, 2000, respectively) was $69.6 million, $71.0 million and $79.5 million for the years ended June 30, 2002, July 1, 2001 and July 2, 2000, respectively.

Technology and Development

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

Comprehensive Income (Loss)

For the years ended June 30, 2002, July 1, 2001 and July 2, 2000, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.

Loss Per Share

Net loss per common share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options and warrants prior to exercise, are not included in the computation as their inclusion would be antidilutive. The shares of the Company's preferred stock were converted into common stock upon completion of its initial public offering, and were excluded from the diluted loss per share computation until such date, as this effect would have been antidilutive.

Recent Accounting Pronouncements

On July 2, 2001, the Company adopted Financial Accounting Standards Board Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001 and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. During fiscal 2002, the Company completed its assessment of the assets impacted by the adoption of SFAS 142. Based upon such review no impairment to the carrying value of goodwill was identified, and the Company ceased amortizing goodwill effective July 2, 2001. (See Note 4)

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated retirement costs. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt both SFAS 143 and SFAS 144 on July 1, 2002, and does not expect these statements to materially impact the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect this statement to have a material impact on its financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 3. Acquisitions and Disposition

Acquisition of Selected Assets of The Popcorn Factory

On May 3, 2002, the Company extended its gourmet food product assortment when it completed the acquisition of selected operating assets and liabilities of The Popcorn Factory, a manufacturer and direct marketer of premium popcorn and specialty food gifts. The purchase price of approximately $12.6 million, including $0.3 million of transaction costs, was comprised of $7.3 million used to retire The Popcorn Factory's outstanding debt and the issuance of 353,003 shares of the Company's Class A common stock, valued at approximately $5.0 million, based upon the average closing price of the Company's common stock on the date of and the two days preceding and following the closing of the transaction. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of The Popcorn Factory have been included in the Company's consolidated results of operations since the date of acquisition.

The initial purchase price allocation of The Popcorn Factory business resulted in the following condensed balance sheet of assets acquired and liabilities assumed.

                                                                                      The Popcorn Factory
                                                                               Initial Purchase Price Allocation
                                                                            -----------------------------------------
                                                                                        (in thousands)

              Current assets                                                                   $1,704
              Property, plant and equipment                                                     1,061
              Intangible assets                                                                 1,120
              Goodwill (*)                                                                     12,081
                                                                                          ------------
                   Total assets acquired                                                       15,966
                                                                                          ------------
              Current liabilities                                                               3,200
              Non-current liabilities                                                             142
                                                                                          ------------
                   Total liabilities assumed                                                    3,342
                                                                                          ------------
                   Net assets acquired                                                        $12,624
                                                                                          ============

              (*) Approximately $12.1 million is expected to be deductible for tax purposes.

The Popcorn Factory acquisition resulted in $1.1 million in total intangible assets acquired, other than goodwill, with $0.2 million allocated to trademarks with indefinite lives. The remaining $0.9 million of acquired intangibles were allocated to customer list, and is being amortized over the asset's determinable useful life of 3 years.

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

Acquisition of GreatFood.com, Inc.

On November 24, 1999, the Company completed its acquisition of GreatFood.com, an online retailer of specialty and gourmet food products. The purchase price of approximately $18.9 million was funded with a portion of the net proceeds available from the Company's initial public offering. The acquisition has been accounted for as a purchase and, accordingly, the operating results of GreatFood.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $18.9 million, was allocated to goodwill and was being amortized over three years. In accordance with the provisions of SFAS 142, effective July 2, 2001, the Company ceased amortizing the goodwill associated with this acquisition, which at such time had a remaining balance of $8.9 million.

Acquisition of TheGift.com, Inc.

On November 12, 1999, the Company completed its acquisition of TheGift.com, an online retailer of specialty gift products. The purchase price of approximately $1.5 million was funded through the issuance of 117,379 shares of the Company's common stock, as determined based upon the average closing price of the Company's common stock for the five days prior to the date of acquisition. The acquisition has been accounted for as a purchase and, accordingly, the operating results of TheGift.com have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximating $1.7 million, was allocated to intangible assets and is being amortized over the asset's determinable useful life of 3 years.

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

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of The Popcorn Factory, The Children's Group, GreatFood.com, TheGift.com and the sale of Floral Works had taken place at the beginning of fiscal year 2000. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions of The Popcorn Factory, The Children's Group, GreatFood.com and TheGift.com and the disposition of Floral Works taken place at the beginning of the periods presented.

                                                                                       Years Ended
                                                                       ---------------------------------------------
                                                                       June 30, 2002  July 1, 2001    July 2, 2000
                                                                       -------------- --------------  --------------
                                                                          (in thousands, except per share data)

Net revenues (*)                                                          $ 528,103      $ 509,214       $443,090

Loss from operations                                                      $  (6,407)     $ (50,392)      $(85,823)

Net loss                                                                  $  (4,688)     $ (46,671)      $(78,676)

Net loss per common share                                                 $   (0.07)     $   (0.73)      $  (1.29)

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

Acquisition of The Plow & Hearth, Inc.

In April 1998, 1-800-FLOWERS.COM acquired 88% of the issued and outstanding shares of common stock (70% of the fully diluted equity due to the existence of outstanding management stock options) of Plow & Hearth for approximately $16.1 million. Upon completion of the Company's initial public offering in August 1999, the Company satisfied its obligation under the Plow & Hearth management put liability when it acquired the remaining outstanding shares of common stock and stock options from the minority shareholders of Plow & Hearth for cash of approximately $7.9 million, net of Plow & Hearth stock option exercise proceeds of approximately $0.5 million. Accordingly, the incremental amount of funding required to satisfy the management put liability, which was $6.3 million at June 27, 1999, was recorded in fiscal 2000 as general and administrative expense and goodwill in the amounts of $1.5 million and $0.1 million, respectively.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, $18.9 million, was allocated to goodwill and was being amortized over 20 years. In accordance with the provisions of SFAS 142, effective July 2, 2001, the Company ceased amortizing the goodwill associated with this acquisition, which at such time had a remaining balance of $15.9 million.

Note 4. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill for the year ended June 30, 2002 is as follows:

                                                                                         June 30, 2002
                                                                                         ---------------
                                                                                         (in thousands)

              Goodwill, net, beginning of year                                                  $25,632
                 Acquisition of The Popcorn Factory                                              12,081
                 Other                                                                               59
                                                                                         ---------------
              Goodwill, net, end of year                                                        $37,772
                                                                                         ===============

Identifiable intangible assets as of June 30, 2002 and July 1, 2001 are comprised as follows:

                                                             June 30, 2002                  July 1, 2001
                                                     ------------------------------ ------------------------------
                                                        Gross                          Gross
                                                       Carrying      Accumulated      Carrying      Accumulated
                                                        Amount      Amortization       Amount      Amortization
                                                     ------------- ---------------- ------------- ----------------
                                                                          (in thousands)
              Intangible Assets with Determinable
              Lives:
                     Investment in licenses (*)            $4,927           $2,468        $4,927           $2,145
                     Customer lists                           910               51             -                -
                     Technology                             1,659            1,428         1,659              875
                     Other                                    171              122           641              306
                                                     ------------- ---------------- ------------- ----------------
                                                            7,667            4,069         7,227            3,326
              Trademarks with indefinite lives:               480                4           255                4
                                                     ------------- ---------------- ------------- ----------------
              Total identifiable intangible assets         $8,147           $4,073        $7,482           $3,330
                                                     ============= ================ ============= ================

              * Investment in licenses represent the fair value of franchise agreements acquired in 1-800-FLOWERS.COM's acquisition of Amalgamated Consolidated Enterprises, Inc. and are amortized on a straight-line basis over the franchise estimated lives ranging from 14 to 16 years.

The amortization of intangible assets for the years ended June 30, 2002, July 1, 2001 and July 2, 2000 was $0.7 million, $0.9 million and $0.8 million, respectively. Estimated amortization expense over the next five years is as follow: 2003-$0.9 million, 2004 - $0.6 million, 2005 - $0.6 million, 2006 - $0.3 million and 2007 - $0.3 million.

The following table provides pro forma disclosure of net loss and net loss per share for the years ended July 1, 2001 and July 2, 2000, as if goodwill and indefinite-lived intangibles had not been amortized:

                                                                           July 1,           July 2,
                                                                            2001              2000
                                                                       ---------------    ----------------
                                                                      (in thousands, except per share data)
Reported net loss                                                          $(41,321)        $(66,830)
     Amortization                                                             7,458            4,732
                                                                       ---------------     ---------------
Adjusted net loss                                                          $(33,863)        $(62,098)
                                                                       ===============    ================

Reported net loss per common share                                           $(0.64)          $(1.10)
     Amortization per common share                                             0.11             0.08
                                                                       ---------------     --------------
Adjusted net loss per common share                                           $(0.53)          $(1.02)
                                                                       ===============     ==============

Note 5. Redeployment Charge

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

As part of the redeployment plan, in November 2000, the Company opened a new service center in Ardmore, Oklahoma to replace its Marietta, Georgia facility, which was closed in October 2000. An additional service center, located in Alamagordo, New Mexico became operational in November 2001, replacing its Phoenix, Arizona and San Antonio, Texas service centers, which were closed in June 2001. In addition, in fiscal 2001 the Company completed the planned conversion of certain retail stores into direct fulfillment centers, while closing certain other non-performing retail stores. During fiscal 2002 and fiscal 2001, $0.2 million and $1.6 million respectively was charged against the accrual, leaving a balance of $0.3 million, consisting primarily of accruals for future lease commitments related to the closed service center facilities.

Note 6. Property, Plant and Equipment
                                                                       June 30, 2002  July 1, 2001
                                                                       -------------- -------------
                                                                               (in thousands)
Computer equipment                                                          $33,989        $27,853
Software development costs                                                   27,451         23,659
Telecommunication equipment                                                   6,059          5,559
Leasehold improvements                                                       11,588         11,333
Building and building improvements                                           11,489          8,439
Equipment                                                                     6,253          5,732
Furniture and fixtures                                                        3,576          3,207
Land                                                                            666            637
                                                                       -------------- -------------
                                                                            101,071         86,419
Accumulated depreciation and amortization                                    50,069         36,558
                                                                       -------------- -------------
                                                                           $ 51,002       $ 49,861
                                                                       ============== =============


Note 7. Long-Term Debt

                                                                       June 30, 2002  July 1, 2001
                                                                       -------------- --------------
                                                                               (in thousands)

Commercial notes and revolving credit line (1-5)                             $7,380          $8,153
Seller financed acquisition obligations (6-7)                                   202             256
Obligations under capital leases (see Note 13)                                7,816           7,041
                                                                       -------------- --------------
                                                                             15,398          15,450
Less current maturities of long-term debt and obligations under
  capital leases                                                              3,154           2,931
                                                                       -------------- --------------
                                                                            $12,244         $12,519
                                                                       ============== ==============


-----------
The following notes and credit lines relate to obligations arising from, and collateralized by, the underlying assets of the Company's Plow & Hearth facility in Madison, Virginia:

(1) $5,000,000 revolving credit line dated May 31, 2002, renewable on September 30, 2002 (none outstanding at June 30, 2002 and July 1, 2001) bearing interest equal to the monthly LIBOR Index plus 1.75% per annum (3.59% at June 30, 2002).

(2)      $2,400,000 note dated June 13, 1997 ($2,001,000  outstanding at June
         30, 2002), bearing interest at 8.19% per annum. The note is payable in 203 equal monthly installments of principal and interest commencing July 13, 1997.

(3)      $1,460,000 note dated July 1, 1998 ($1,222,000 outstanding at June 30,
         2002), bearing interest equal to the monthly Treasury Bill rate plus 2.1% per annum (3.78% at June 30, 2002). The note is payable in 180 equal monthly installments of principal and interest commencing November 1, 1998.

(4)      $2,980,000 note dated May 12, 1999 ($2,653,000 outstanding at June 30,
         2002), bearing interest at 7.61% per annum. The note is payable in 180 equal monthly installments of principal and interest commencing October 15, 1999.

(5)      $2,300,000 note dated August 8, 2000 ($1,504,000 outstanding June 30,
         2002) bearing interest at a fixed rate of 8.83% per annum. The note is payable in 60 equal monthly installments of principal and interest commencing September 10, 2000.

The following notes relate to seller-financed acquisition obligations, all of which have been collateralized by either the stock or assets of various subsidiaries of the Company:

(6) $275,000 promissory note dated November 1, 1994 ($88,000 outstanding at June 30, 2002), bearing interest at 8% per annum. The note is payable in 120 equal monthly installments of principal and interest commencing December 1, 1994.

(7) $160,000 non-interest bearing promissory note dated September 30, 1999 ($114,000 outstanding at June 30, 2002). The note is payable in 84 monthly installments commencing January 1, 2001.

As of June 30, 2002, long-term debt maturities, excluding amounts relating to capital leases, are as follows:

                                                                                          Debt
              Year                                                                     Maturities
          -------------                                                              --------------
                                                                                      (in thousands)

              2003                                                                         $820
              2004                                                                          890
              2005                                                                          942
              2006                                                                          441
              2007                                                                          448
              Thereafter                                                                  4,041
                                                                                       --------------
                                                                                         $7,582
                                                                                       ==============


Note 8.  Income Taxes

Significant components of the benefit for income taxes are as follows:

                                                                        Years ended
                                                        ------------------------------------------------
                                                        --------------   --------------  ---------------
                                                           June 30,         July 1,         July 2,
                                                             2002             2001            2000
                                                         -------------   --------------  ---------------
                                                                          (in thousands)
Current:
  Federal (*)                                                   $706         $     -          $2,607
  State and local                                                  -               -               -
                                                         -------------   --------------  ---------------
                                                                 706               -           2,607
Deferred                                                           -               -          (1,321)
                                                         -------------   --------------  ---------------
                                                                $706         $     -          $1,286
                                                         =============   ==============  ===============

             * As a result of tax law changes enacted in fiscal 2002, which extended the period for which companies are allowed to carry-back losses, the Company was able to recover previously paid income taxes, thereby resulting in an income tax benefit of $0.7 million.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit is as follows:

                                                                        Years ended
                                                        --------------------------------------------
                                                          June 30,       July 1,         July 2,
                                                            2002           2001            2000
                                                        -------------  -------------- --------------
Tax at U.S. statutory rates                                  34.0%          34.0%          34.0%
State income taxes, net of federal tax benefit                3.6            4.9            3.9
Goodwill amortization                                       (13.8)          (6.8)          (2.6)
Change in deferred tax asset valuation                        8.6          (33.0)         (32.0)
Other                                                        (0.6)           0.9           (1.4)
                                                        -------------  -------------- --------------
                                                             31.8%           0.0%           1.9%
                                                        =============  ============== ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                          June 30,         July 1,        July 2,
                                                            2002             2001           2000
                                                        --------------  --------------  --------------
                                                                        (in thousands)
Deferred tax assets:
  Net operating loss carryforwards                         $ 37,946        $ 37,097        $ 20,909
  Accrued expenses and reserves                               3,031           2,946           3,086
  Valuation allowance                                       (38,242)        (37,447)        (22,098)
Deferred tax liabilities:
  Installment sales                                             (54)            (61)            (70)
  Tax in excess of book depreciation                         (2,681)         (2,535)         (1,827)
                                                        --------------  --------------  --------------
Net deferred tax assets                                    $      -        $      -        $      -
                                                        ==============  ==============  ==============

At June 30, 2002, the Company's U.S. federal and state net operating loss carryforwards for income tax purposes were approximately $94.9 million. If not utilized, these net operating loss carryforwards will begin to expire in fiscal year 2020. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $6.8 million, the resulting benefits will be credited to additional paid-in capital.

Note 9. Capital Stock Transactions

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

Stock Repurchase Plan

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. No repurchases have been made as of June 30, 2002.

Note 10. Stock Option Plan

In January 1997, the Company's board of directors approved 1-800-FLOWERS.COM's 1997 Stock Option Plan which authorized the granting to key employees, officers, directors and consultants of the Company options to purchase an aggregate of 5,985,440 shares of 1-800-FLOWERS.COM's Class B common stock. On July 7, 1999, the 1-800-FLOWERS.COM, Inc. 1999 Stock Incentive Plan was adopted by the Company's board of directors. Pursuant to the terms of the plan, 9,900,000 shares of Class A common stock have been authorized for issuance, inclusive of any unissued shares from the 1997 Stock Option Plan. Additionally, the shares authorized automatically increase on the first trading day in January of each calendar year, by an amount equal to 3% (1,933,702 shares, 1,925,615 shares and 1,852,172 shares during fiscal 2002, 2001 and 2000, respectively) of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares. The components of the plan include a discretionary option grant program, an automatic option grant program, a stock issuance program, and a salary investment option grant program.

Options granted under the plans may be either incentive stock options or non-qualified stock options. The exercise price of an option shall be determined by the Company's board of directors or compensation committee of the board at the time of grant, provided, however, that in the case of an incentive stock option the exercise price may not be less than 100% of the fair market value of such stock at the time of the grant, or less than 110% of such fair market value in the case of options granted to a 10% owner of the Company's stock. The vesting and expiration periods of options issued under the stock option plans are determined by the Company's board of directors or compensation committee as set forth in the applicable option agreement, provided that the expiration date shall not be later than ten years from the date of grant.

In January 1999, the Company issued stock options to employees to purchase 200,000 shares of common stock at $2.00 per share, which was considered to be the fair value of the common stock at that time. Such options vested at the rate of 25% per year on the anniversary of the grant date. Soon thereafter, the Company entered into discussions with an investor to purchase shares of common stock at $10.43 per share. Accordingly, for accounting purposes, the Company used such per share value to record a deferred compensation charge of $1.7 million associated with the January 1999 option grants, of which $0.4 million was amortized during the year ended July 2, 2000. During the year ended July 1, 2001, the Company reversed $0.2 million of amortization, representing previously amortized deferred compensation expense associated with unvested stock options which were forfeited upon the employee's separation from the Company.

The following table summarizes activity in stock options:

                                                         Years ended
                              --------------------------------------------------------------------------
                                June 30, 2002            July 1, 2001              July 2, 2000
                              ----------------------- ------------------------- ------------------------
                                          Weighted                   Weighted                 Weighted
                               Shares     Average      Shares        Average       Shares     Average
                               Under      Exercise     Under         Exercise      Under      Exercise
                               Option     Price        Option        Price         Option     Price
                              ---------- ---------- ------------  ----------- ------------ ------------
Balance, beginning of year    6,455,262   $6.64       5,788,171       $8.53     1,237,500      $1.73
Grants                        2,897,950  $12.43       2,143,925       $3.91     5,099,550     $10.57
Exercises                      (788,008)  $2.72         (97,175)      $3.83       (61,250)     $2.00
Forfeitures                    (452,060)  $9.94      (1,379,659)     $10.52      (487,629)    $13.38
                             ------------           -------------             -------------
Balance, end of year          8,113,144   $8.95       6,455,262       $6.64     5,788,171      $8.53
                             ============           =============             =============
Weighted-average fair
  value of options
  issued during the year                  $7.32                       $2.21                    $6.33

The following table summarizes information about stock options outstanding at June 30, 2002:

                                  Options Outstanding                      Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-        Weighted-                       Weighted-
                                        Average          Average                         Average
                       Options         Remaining         Exercise        Options         Exercise
    Exercise Price   Outstanding   Contractual Life       Price        Exercisable        Price
------------------- -------------- ------------------ --------------- --------------- ---------------
    $1.61 -  3.65      2,175,142       7.9 years           $3.30            869,367        $2.82
    $4.02 -  5.50      1,747,575       7.7 years           $4.56            570,245        $4.55
    $5.63 - 12.44      1,632,544       8.6 years          $11.40            213,837       $11.81
   $12.63 - 15.77      1,863,309       9.4 years          $12.98            108,428       $13.40
   $17.38 - 23.10        694,574       7.0 years          $21.08            408,014       $21.04
                    --------------                                     --------------
                       8,113,144       8.3 years           $8.95          2,169,891        $8.11
                    ==============                                     ==============

At June 30, 2002, the Company has reserved approximately 15,903,000 shares of common stock for issuance under common stock option plans.

Fair Value Disclosures

Pro forma information regarding net income (loss) is required by SFAS No. 123, Accounting For Stock-Based Compensation, which also requires that the information be determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the minimum value option pricing model prior to the Company's initial public offering, and the Black-Scholes option pricing model thereafter, with the following assumptions: risk free interest rate of 4.50%, 5.35% and 6.15% in 2002, 2001 and 2000, respectively; no dividend yield; 66%, 60% and 70% volatility in 2002, 2001 and 2000 respectively, and a weighted-average expected life of the options of 5 years at date of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma financial information is as follows:

                                                                              Years ended
                                                                   -------------------------------------------
                                                                   June 30, 2002   July 1, 2001   July 2, 2000
                                                                   --------------  -------------- -------------
                                                                       (in thousands, except per share data)
           Net loss:
             As reported                                             $(1,511)       $(41,321)      $(66,830)
             Pro forma                                                (6,958)        (46,272)       (71,766)
           Basic and diluted net loss per share:
             As reported                                             $(0.02)         $(0.64)        $(1.10)
             Pro forma                                                (0.11)          (0.72)         (1.18)

Note 11. Employee Stock Purchase Plan

In December 2000, the Company's board of director's approved the 1-800-FLOWERS.COM, Inc. 2001 Employee Stock Purchase Plan (ESPP), a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, to provide substantially all employees who have completed six months of service, an opportunity to purchase shares of the Company's Class A common stock. Employees may contribute a maximum of 15% of eligible compensation, but in no event can an employee purchase more than 500 shares on any purchase date. Offering periods have a duration of six months, and the purchase price per share will be the lower of: (i) 85% of the fair market value of a share of Class A common stock on the last trading day of the applicable offering period, or (ii) 85% of the fair market value of a share of Class A common stock on the last trading day before the commencement of the offering period. The maximum number of shares of Class A common stock that may be issued under the ESPP is 1,300,000 shares. The share pool shall be increased on the first trading day of each calendar year, beginning in 2002, by a number equal to the lesser of (i) 1% of the total number of shares of common stock then outstanding, or (ii) 750,000 shares of Class A common stock. At June 30, 2002, the Company has reserved approximately 1,886,000 shares of common stock for issuance under its ESPP.

Note 12. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company made contributions of $0.3 million, $0.2 million and $0.1 million, for the years ended June 30 2002, July 1, 2001 and July 2, 2000, respectively.

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

The Company leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $18.4 million and $15.5 million at June 30, 2002 and July 1, 2001, respectively, and accumulated amortization of $12.4 million and $9.8 million, respectively. In addition, the Company subleases land and buildings (which are leased from third parties) to certain of its franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

The Company has a $10.0 million equipment lease line of credit with a bank. Interest under this line, which is renewable annually, is determined on the date of each commitment to borrow and is based on the bank's base rate on such date. At June 30, 2002, the Company had financed $7.1 million of equipment purchases through such lease line. The borrowings, which bear interest at rates ranging from 5.39% to 6.36% annually, are payable in 60 monthly installments of principal and interest commencing in February 2001. Borrowings under the line are collateralized by the underlying equipment purchased and an equal amount of pledged investments.

As of June 30, 2002, future minimum payments under non-cancelable capital lease obligations, lease receipts due from franchisees (shown as Capitalized Investment in Leases) and operating leases with initial terms of one year or more consist of the following:

                                                                   Obligations
                                                                     Under      Capitalized
                                                                    Capital     Investment     Operating
                                                                    Leases       In Leases      Leases
                                                                  ------------  ------------  ------------
                                                                           (in thousands)

                     2003                                            $ 2,887         $ 244        $ 4,606
                     2004                                              2,144           134          4,275
                     2005                                              1,857            53          3,739
                     2006                                              1,438            29          1,402
                     2007                                                353            20            942
                     Thereafter                                           20            20          3,176
                                                                  ------------  ------------  ------------
                     Total minimum lease payments                      8,699           500     $   18,140
                                                                                              ============
                     Less amounts representing interest                 (883)          (35)
                                                                   ------------  ------------
                     Present value of net minimum lease payments      $7,816          $465
                                                                   ============  ============



At June 30, 2002, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                     Sublease       Sublease
                                                                     Income         Expense
                                                                  -------------- --------------
                                                                           (in thousands)

                     2003                                            $ 2,829        $ 2,816
                     2004                                              2,413          2,398
                     2005                                              1,879          1,870
                     2006                                              1,528          1,521
                     2007                                              1,106          1,100
                    Thereafter                                         2,690          2,667
                                                                  -------------- --------------
                                                                    $ 12,445       $ 12,372
                                                                  ============== ==============

In addition to the above, the Company has agreed to provide rent guarantees for leases entered into by certain franchisees with third party landlords. At June 30, 2002, the aggregate minimum rent payable by franchisees guaranteed by the Company was approximately $0.5 million.

Rent expense was approximately $8.7 million, $8.4 million, and $10.2 million for the years ended June 30, 2002, July 1, 2001, and July 2, 2000 respectively.

Online Marketing Agreements

The Company has commitments under online marketing agreements with various portal providers. Such online marketing costs are capitalized and amortized on a straight-line basis over the term of the agreements. On September 1, 2000, the Company entered into a five-year $22.1 million online marketing agreement with an Internet company commencing October 1, 2001 and ending August 31, 2005. As a result of the modification of the previous agreement, the Company recorded a one-time charge of approximately $7.3 million during fiscal 2001.

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