Form 10-Q
period 2002-09-29
1 800 FLOWERS COM INC
filed 2002-11-13
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2002


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

                  1600 Stewart Avenue, Westbury, New York 11590
               -------------------------------------------------
               (Address of principal executive offices)(Zip code)

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

                                   28,327,620
                                   ----------
   (Number of shares of Class A common stock outstanding as of November 5, 2002)

                                   37,199,915
                                   ----------
   (Number of shares of Class B common stock outstanding as of November 5, 2002)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002


                             INDEX
                                                                        Page
                                                                        ----

Part I.  Financial Information

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets - September 29, 2002
            (Unaudited) and June 30, 2002                                   1

           Consolidated Statements of Operations (Unaudited) - Three
            Months Ended September 29, 2002 and September 30, 2001          2

           Consolidated Statements of Cash Flows (Unaudited) - Three
            Months Ended September 29, 2002 and September 30, 2001          3

           Notes to Consolidated Financial Statements (Unaudited)           4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

  Item 4.  Controls and Procedures                                          13


Part II. Other Information

  Item 1.  Legal Proceedings                                                14

  Item 2.  Changes in Securities and Use of Proceeds                        14

  Item 3.  Defaults upon Senior Securities                                  14

  Item 4.  Submission of Matters to a Vote of Security Holders              14

  Item 5.  Other Information                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                  15

Certifications                                                              16

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                       September 29,    June 30,
                                                                                           2002          2002
                                                                                      ----------------------------

                                                                                        (unaudited)
 Assets
 Current assets:
   Cash and equivalents                                                                 $ 25,143        $ 40,601
   Short-term investments                                                                 21,345          22,798
   Receivables, net                                                                        9,290           9,345
   Inventories                                                                            24,861          15,647
   Prepaid and other                                                                       4,797           2,220
                                                                                      ----------------------------
        Total current assets                                                              85,436          90,611

 Property, plant and equipment, net                                                       49,103          51,002
 Investments                                                                               3,419           9,591
 Capitalized investment in leases                                                            418             465
 Goodwill                                                                                 37,825          37,772
 Other intangibles, net                                                                    3,773           4,074
 Other assets                                                                             17,395          13,642
                                                                                      ----------------------------
 Total assets                                                                           $197,369        $207,157
                                                                                      ============================

 Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable and accrued expenses                                                $ 62,051        $ 64,156
   Current maturities of long-term debt and obligations under capital leases               3,155           3,154
                                                                                      ----------------------------
        Total current liabilities                                                         65,206          67,310
 Long-term debt and obligations under capital leases                                      11,420          12,244
 Other liabilities                                                                         4,021           3,695
                                                                                      ----------------------------
 Total liabilities                                                                        80,647          83,249
 Commitments and contingencies
 Stockholders' equity:
  Preferred stock, $.01 par value,  10,000,000 shares authorized, none issued                  -               -
  Class A common stock, $.01 par value, 200,000,000 shares authorized,
     28,351,905 and 28,319,677 shares issued at September 29, 2002 and June 30,
     2002, respectively                                                                      283             283
  Class B common stock, $.01 par value, 200,000,000 shares authorized,
     42,479,915 and 42,480,925 shares issued at September 29, 2002 and
     June 30, 2002, respectively                                                             425             425
  Additional paid-in capital                                                             246,605         246,497
  Retained deficit                                                                      (127,483)       (120,189)
  Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                     (3,108)         (3,108)
                                                                                      ----------------------------

        Total stockholders' equity                                                       116,722         123,908
                                                                                      ----------------------------

 Total liabilities and stockholders' equity                                             $197,369        $207,157
                                                                                      ============================




See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                            September 29,    September 30,
                                                                                2002             2001
                                                                           ---------------- --------------

Net revenues                                                                     $89,225        $79,169
Cost of revenues                                                                  52,547         47,877
                                                                             -------------- --------------
Gross profit                                                                      36,678         31,292
Operating expenses:
  Marketing and sales                                                             28,953         26,631
  Technology and development                                                       3,578          3,690
  General and administrative                                                       7,407          6,914
  Depreciation and amortization                                                    4,029          3,594
                                                                             -------------- --------------
       Total operating expenses                                                   43,967         40,829
                                                                             -------------- --------------
Operating loss                                                                    (7,289)        (9,537)
Other income (expense):
  Interest income                                                                    351            924
  Interest expense                                                                  (314)          (298)
  Other                                                                              (42)           (35)
                                                                             -------------- --------------
       Total other income (expense), net                                              (5)           591
                                                                             -------------- --------------
Net loss                                                                         $(7,294)       $(8,946)
                                                                             ============== ==============

Basic and diluted net loss per common share                                       $(0.11)       $ (0.14)
                                                                             ============== ==============

Shares used in the calculation of basic and diluted
    net loss per common share                                                     65,476         64,310
                                                                             ============== ==============



See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                    --------------------------------
                                                                                      September 29,    September 30,
                                                                                          2002            2001
                                                                                    --------------    --------------
 Operating activities:
 Net loss                                                                                 ($7,294)        ($8,946)
 Reconciliation of net loss to net cash provided by (used in) operations:
   Depreciation and amortization                                                            4,029           3,594
   Bad debt expense                                                                            82             114
   Other non-cash items                                                                        72               -
   Changes in operating items:
        Receivables                                                                           (27)         (1,191)
        Inventories                                                                        (9,214)         (4,265)
        Prepaid and other                                                                  (2,577)            (17)
        Accounts payable and accrued expenses                                              (2,105)         (2,913)
        Other assets                                                                       (3,796)           (411)
        Other liabilities                                                                     326            (120)
                                                                                    --------------    --------------
   Net cash used in operating activities                                                  (20,504)        (14,155)

 Investing activities:
 Purchase of investments                                                                   (5,026)         (2,412)
 Sale of investments                                                                       12,651               -
 Capital expenditures, net of non-cash expenditures                                        (1,962)         (1,486)
 Notes receivable, net                                                                         56             198
                                                                                    --------------    --------------
   Net cash provided by (used in) investing activities                                      5,719          (3,700)

 Financing activities:
 Proceeds from exercise of employee stock options                                             108             418
 Repayment of notes payable and bank borrowings                                              (244)           (203)
 Payment of capital lease obligations                                                        (537)           (431)
                                                                                    --------------    --------------
   Net cash used in financing activities                                                     (673)           (216)
                                                                                    --------------    --------------
 Net change in cash and equivalents                                                       (15,458)        (18,071)
 Cash and equivalents:
   Beginning of period                                                                     40,601          63,896
                                                                                    --------------    --------------
   End of period                                                                          $25,143         $45,825
                                                                                    ==============    ==============


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2003.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss)

For the three months ended September 29, 2002 and September 30, 2001, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.


Note 2 - Acquisition of Selected Assets of The Popcorn Factory

On May 3, 2002, the Company extended the breadth of its gourmet food product assortment when it completed the acquisition of selected operating assets and liabilities of The Popcorn Factory, Inc.("The Popcorn Factory"), a manufacturer and direct marketer of premium popcorn and specialty food gifts. The purchase price of approximately $12.6 million, including $0.3 million of transaction costs, was comprised of $7.3 million used to retire The Popcorn Factory's outstanding debt and the issuance of 353,003 shares of the Company's Class A common stock, valued at approximately $5.0 million, based upon the average closing price of the Company's common stock on the date of and the two days preceding and following the closing of the transaction. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of The Popcorn Factory have been included in the Company's consolidated results of operations since the date of acquisition.

Pro forma Results of Operations

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of The Popcorn Factory business had taken place at the beginning of fiscal year 2002. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisition of The Popcorn Factory taken place at the beginning of the period presented.

                                                                        Three Months Ended
                                                               -------------------------------------
                                                                 September 29,        September 30,
                                                                    2002                 2001
                                                               ----------------   ------------------
                                                                 (in thousands, except per share
                                                                              data)

Net revenues                                                         $89,225            $80,485

Loss from operations                                                  (7,289)           (12,007)

Net loss                                                              (7,294)           (11,519)

Net loss per common share                                             ($0.11)            ($0.18)


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 3 - Goodwill and Intangible Assets

The Company's goodwill and intangible assets consist of the following:


                                                      September 29, 2002                         June 30, 2002
                                            ---------------------------------------- ---------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                Carrying     Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization      Net
                             --------------------------- --------------------------- ----------- --------------- -----------
                                                                     (in thousands)

Goodwill                           -            $51,730        $13,905     $37,825     $51,677         $13,905     $37,772
                                           ============ =========================== =========== ===========================
Intangible assets with
determinable lives
   Investment in licenses     14 - 16 years      $4,927         $2,549      $2,378      $4,927          $2,468      $2,459
   Customer lists                   3 years         910            126         784         910              51         859
   Technology                       3 years       1,659          1,567          92       1,659           1,428         231
   Other                           20 years         171            128          43         171             122          49
                                            ------------ --------------------------- ----------- ---------------------------
                                                  7,667          4,370       3,297       7,667           4,069       3,598

Trademarks with
indefinite lives                   -                480              4         476         480               4         476
                                            ------------ --------------------------- ----------- --------------- -----------
Total identifiable
intangible assets                                $8,147         $4,374      $3,773      $8,147          $4,073      $4,074
                                            ============ =========================== =========== ===========================


Estimated amortization expense is as follows: fiscal 2003: $0.9 million, fiscal 2004: $0.6 million, fiscal 2005: $0.6 million, fiscal 2006: $0.3 million, fiscal 2007: $0.3 million, fiscal 2008: $0.3million, and thereafter: $1.1 million.

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                          September 29,    June 30,
                                                                              2002          2002
                                                                          -------------   -----------
                                                                               (in thousands)

Commercial notes and revolving credit lines                                   $7,137          $7,380
Seller financed acquisition obligations                                          201             202
Obligations under capital leases                                               7,237           7,816
                                                                          -----------     -----------
                                                                              14,575          15,398

Less current maturities of long-term debt and obligations under
capital leases                                                                 3,155           3,154
                                                                          -----------     -----------
                                                                             $11,420         $12,244
                                                                          ===========     ===========


Note 5 - Net Loss Per Common Share

Net loss per common share is computed using the weighted-average number of common shares outstanding. Shares associated with stock options, prior to exercise of 2,052,000 and 3,363,000 for the three months ended September 29, 2002 and September 30, 2001, are not included in the computation as their inclusion would be antidilutive.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



Note 6 - Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those more fully described under the caption "Risk Factors that May Affect Future Results" within the Company's Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

1-800-FLOWERS.COM, Inc. is a leading gift retailer, providing a broad range of thoughtful gift products including an extensive array of flowers, plants, gift baskets, gourmet food, candies, home decor, garden merchandise, unique children's toys and other specialty products. With one of the most recognized brands in retailing and a history of successfully integrating technologies and business innovations, the Company has become the trusted guide to gifting for our customers, providing convenient, multi-channel access for customers via the Internet, telephone, catalogs and retail stores.

The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen for its unique "thoughtful gifting" qualities which accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Many products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee. In addition to the Company's selection of thoughtful gifts, the Company's product line is extended by its other brands which include Plow & Hearth, home decor and garden merchandise, (www.plowandhearth.com), GreatFood.com, gourmet food products, (www.greatfood.com), The Popcorn Factory, premium popcorn and specialty food gifts (www.thepopcornfactory.com) and HearthSong (www.hearthsong.com) and Magic Cabin Dolls (www.magiccabindolls.com), unique and educational children's toys and games.

Although the Company incurred a loss during the quarter ended September 29, 2002, the Company expects to be profitable for the full year of fiscal 2003. In order to achieve and maintain profitability, the Company will need to generate revenues exceeding historical levels and/or reduce operating expenditures. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses and challenging retail environment, including those more fully described under the caption "Risk Factors that May Affect Future Results" within the Company's Annual Report on Form 10-K.

Results of Operations

Net Revenues

                                     Three Months Ended
                                 ----------------------------
                                 September 29,   September 30,
                                    2002           2001         % Change
                                 ------------- --------------- -----------
                                       (in thousands)

Net revenues:
   Telephonic                       $42,531        $40,967      3.8%
   Online                            40,800         32,340     26.2%
   Retail/fulfillment                 5,894          5,862      0.5%
                                    --------       -------
Total net revenues                  $89,225        $79,169     12.7%
                                    ========       =======


Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth during the three months ended September 29, 2002 was due primarily to an increase in order volume, resulting from efficient marketing efforts, strong brand name recognition and the Company's continued expansion of its non-floral product offerings, including a broad range of items such as plants, candies and gourmet foods, as well as items for the home and garden, children's toys and other specialty gifts. Non-floral gift products accounted for 39.5% of total combined telephonic and online net revenues during the three months ended September 29, 2002 as compared to 38.2% during the same period of the prior year.

During the three months ended September 29, 2002 the Company fulfilled approximately 1,309,000 orders through its combined telephonic and online sales channels, an increase of 15.2% over the prior year period. This growth resulted from increases in both online order volume, which increased 25.4% over the prior year period driven by traffic directly to the Company's websites as well as through third party portals, and telephonic order volume, which increased 5.3% over the prior year period resulting primarily from the acquisition of the Company's gourmet popcorn product line in May 2002. Although the Company's combined telephonic and online sales channels average order value decreased 1.3% to $63.66, as a result of seasonal changes in product offerings during the three months ended September 29, 2002, the Company anticipates that its average sale will continue to increase on a seasonally adjusted basis during the remainder of fiscal 2003. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full array of gift offerings including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to engage them in an electronic dialog via cost efficient e-mail marketing programs.

Retail/fulfillment revenues for the three months ended September 29, 2002 were consistent with the same period of the prior year.

Gross Profit

                                     Three Months Ended
                                 ----------------------------
                                 September 29,  September 30,
                                    2002           2001         % Change
                                 ------------- --------------- -----------
                                       (in thousands)

Gross profit                      $36,678        $31,292       17.2%
Gross margin %                     41.1%          39.5%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid indirectly to florists through wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three months ended September 29, 2002, in comparison to the same period of the prior year, primarily as a result of increased order volume and an improved gross margin percentage. Gross margin percentage increased by 160 basis points during the three months ended September 29, 2002, primarily as a result of the continued growth in non-floral product sales, which generate a higher gross margin, and an increase of online service and shipping charges, aligning them with industry norms. In addition, the Company's continued focus on customer service and operational efficiencies further enhanced the gross margin percentage through the implementation of stricter quality control standards and enforcement methods which reduced the rate of credits/returns and replacements.

As the Company continues to expand its higher margin, non-floral business, the Company expects that gross margin percentage, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense

                                     Three Months Ended
                                 ----------------------------
                                  September 29, September 30,
                                      2002          2001        % Change
                                 ------------- --------------- -----------
                                       (in thousands)

Marketing and sales                 $28,953        $26,631        8.7%
Percentage of net revenues           32.4%          33.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. As a result of volume related efficiencies and cost-effective advertising, coupled with the Company's strong brand name and order processing cost reduction initiatives, marketing and sales expenses decreased to 32.4% of net revenues during the three months ended September 29, 2002, compared to 33.6% during the same period of the prior fiscal year, despite the disproportionately high level of expenses associated with The Popcorn Factory, acquired in May 2002. Due to the seasonal nature of its business, The Popcorn Factory has low sales volume relative to its overhead during the summer months. As a result of the Company's cost efficient customer retention programs, of the 1,122,000 customers who placed orders during the three months ended September 29, 2002, approximately 56.0% represented repeat customers as compared to 53.6% in the prior year period. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 494,000 new customers during the three months ended September 29, 2002.

In order to continue to execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal providers to ensure that these relationships continue to generate cost-effective incremental volume. As such, although the Company expects spending will increase due to the incremental marketing efforts associated with the acquisition of The Popcorn Factory in May 2002, and volume related expenses associated with the Company's customer service operations, spending as a percentage of net revenues is expected to continue to decrease in comparison to the same periods of the prior year.

Technology and Development Expense

                                     Three Months Ended
                                 ----------------------------
                                  September 29, September 30,
                                    2002          2001          % Change
                                 ------------- --------------- -----------
                                       (in thousands)

Technology and development          $3,578         $3,690      (3.0%)
Percentage of net revenues           4.0%           4.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased during the three months ended September 29, 2002 in comparison to the same period of the prior year, as a result of cost efficiencies realized by both in-sourcing technology applications and bringing the Company's disaster recovery web-hosting platform in-house. Internalizing the Company's development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. These efficiencies were offset in part by the incremental technology costs associated with The Popcorn Factory integration in preparation for the Holiday selling season. During the three months ended September 29, 2002, the Company expended $5.1 million on technology and development, of which $1.5 million has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods, particularly in the areas of Web site hosting and development and database management, will continue to decrease as a percentage of net revenues as the ongoing benefits from previous investments in the Company's current technology platform will mitigate the effect of incremental costs expected to be incurred as a result of the acquisition of The Popcorn Factory in May 2002.

General and Administrative Expense

                                     Three Months Ended
                                 ----------------------------
                                  September 29,  September 30,
                                    2002            2001         % Change
                                 ------------- --------------- -----------
                                       (in thousands)

General and administrative        $7,407         $6,914           7.1%
Percentage of net revenues         8.3%           8.7%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense during the three months ended September 29, 2002, in comparison to the same period of the prior year, was primarily attributable to incremental costs associated with the operation of The Popcorn Factory, acquired in May 2002, and increased insurance costs resulting from overall market conditions, partially offset by various cost reduction initiatives.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and, as such, while increasing in absolute dollars due primarily to the incremental costs associated with the operation of recently acquired businesses, general and administrative expenses are expected to continue to decline as a percentage of net revenues, on a seasonally adjusted basis.

Depreciation and Amortization Expense

                                     Three Months Ended
                                 ----------------------------
                                  September 29, September 30,
                                    2002            2001       % Change
                                 ------------- --------------- -----------
                                       (in thousands)

Depreciation and amortization     $4,029          $3,594        12.1%
Percentage of net revenues         4.5%            4.5%

The increase in depreciation and amortization expense during the three months ended September 29, 2002, in comparison to the same period of the prior year, was primarily the result of the additional depreciation and amortization associated with The Popcorn Factory, acquired in May 2002, as well as increased capital expenditures.

Other Income (Expense)

                                     Three Months Ended
                                 ----------------------------
                                  September 29, September 30,
                                      2002          2001        % Change
                                 ------------- --------------- -----------
                                       (in thousands)

Interest income                     $351          $924          (62.0%)
Interest expense                    (314)         (298)           5.4%
Other                                (42)          (35)         (20.0%)
                                 ------------- ------------
                                     ($5)         $591         (100.8%)
                                 ============  ============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The decrease in other income (expense) for the three months ended September 29, 2002 was primarily due to the decline in invested cash and investment balances in order to fund operations, capital expenditures and the acquisition of The Popcorn Factory in May 2002, as well as a decline of the Company's average rate of return on its investments.

Income Taxes

During the three months ended September 29, 2002 and September 30, 2001 no income tax benefit has been recorded as all available loss carrybacks have been fully utilized. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

At September 29, 2002, the Company had working capital of $20.2 million, including cash and equivalents and short-term investments of $46.5 million, compared to working capital of $23.3 million, including cash and equivalents and short-term investments of $63.4 million, at June 30, 2002. The decrease in working capital resulted primarily from the funding of operations, expenditures for promotional mailings related to the upcoming holidays and capital expenditures.

Net cash used in operating activities of $20.5 million for the three months ended September 29, 2002 was primarily attributable to net losses, working capital changes comprised primarily of reductions in accounts payable and accrued expenses and a seasonal increase in promotional mailings and inventory, associated with the Company's expansion into non-floral product lines and in anticipation of the upcoming holidays, reduced by non-cash charges of depreciation and amortization.

Net cash provided by investing activities of $5.7 million for the three months ended September 29, 2002 was principally comprised of the net redemption of investments, offset by capital expenditures for computer hardware and software. The Company expects that as it continues its return to positive cash flow, it will reallocate available cash balances into longer term securities in order to maximize the return on its investments.

Net cash used in financing activities was $0.7 million for the three months ended September 29, 2002, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

The Company's material capital commitments consist of:

o obligations outstanding under capital and operating leases (including guarantees of $0.5 million), as well as commercial notes related to obligations arising from, and collateralized by, the underlying assets of the Company's warehousing/fulfillment facility in Madison, Virginia (fiscal 2003: $9.5 million, fiscal 2004: $10.2 million, fiscal 2005:
   $8.9 million, fiscal 2006: $5.2 million, fiscal 2007: $3.2 million, fiscal 2008: $1.6 million, and thereafter: 9.4 million);
o  online marketing agreements ($10.0 million); and
o  inventory commitments for the upcoming holiday season ($18.3 million).

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of November 5, 2002, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

The Company intends to continue to invest in support of its growth strategy. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition, retain and acquire new customers, expand its current product offerings and further develop its Web site and operating infrastructure. The Company believes that current cash and equivalents and investments will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial statements and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory and long-lived assets, including goodwill and other intangible assets related to acquisitions. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affects the Company's more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Inventory

The Company states inventory at the lower of cost or market. In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare that with inventory levels. It is possible that changes in consumer demand could cause a reduction in the net realizable value of inventory.

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

ITEM 4.  CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures

    For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures.
    Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

    There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

               99.1 Certification by James F. McCann, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification by William E. Shea, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

               On October 21, 2002, the Company filed a Form 8-K announcing that John J. Conefry, Jr., Vice Chairman of Astoria Financial Corporation and Chairman of the Board of Trustees of Hofstra University, was added to the board of directors on Friday, October 18, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            1-800-FLOWERS.COM, Inc.
                                            ----------------------------------
                                            (Registrant)




Date:  November 13, 2002                    /s/ James F. McCann
---------------------------                 ----------------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)




Date:  November 13, 2002                    /s/ William E. Shea
---------------------------                 ----------------------------------
                                            William E. Shea
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)

                                 CERTIFICATIONS



I, James McCann, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of 1-800-FLOWERS.COM, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 13, 2002                    /s/ James F. McCann
---------------------------                 -----------------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)

I, William Shea, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of 1-800-FLOWERS.COM, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                    /s/ William E. Shea
---------------------------                 ----------------------------------
                                            William E. Shea
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)