Form 10-Q
period 2002-12-29
1 800 FLOWERS COM INC
filed 2003-02-12
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 29, 2002


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                       11-3117311
    ----------                                      -----------
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

                                   28,398,260
                                   ----------
  (Number of shares of Class A common stock outstanding as of February 5, 2003)

                                   37,199,915
                                   ----------
  (Number of shares of Class B common stock outstanding as of February 5, 2003)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 29, 2002


                                      INDEX
                                                                          Page
                                                                         ------
Part I.     Financial Information
------
  Item 1.   Consolidated Financial Statements:

            Consolidated Balance Sheets - December 29, 2002
            (Unaudited) and June 30, 2002                                  1

            Consolidated Statements of Operations (Unaudited) -
            Three and Six Months Ended December 29, 2002
            and December 30, 2001                                          2

            Consolidated Statements of Cash Flows (Unaudited) -
            Six Months Ended December 29, 2002 and December 30,
            2001                                                           3

            Notes to Consolidated Financial Statements (Unaudited)         4


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12

  Item 4.   Controls and Procedures                                       12


Part II.    Other Information

  Item 1.   Legal Proceedings                                             13

  Item 2.   Changes in Securities and Use of Proceeds                     13

  Item 3.   Defaults upon Senior Securities                               13

  Item 4.   Submission of Matters to a Vote of Security Holders           13

  Item 5.   Other Information                                             13

  Item 6.   Exhibits and Reports on Form 8-K                              13

Signatures                                                                14

Certifications                                                            15

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)



                                                                                       December 29,    June 30,
                                                                                           2002         2002
                                                                                      ----------------------------
                                                                                       (unaudited)

 Assets
 Current assets:
  Cash and equivalents                                                                  $ 71,149        $ 40,601
  Short-term investments                                                                  10,953          22,798
  Receivables, net                                                                        15,367           9,345
  Inventories                                                                             20,408          15,647
  Prepaid and other                                                                        2,837           2,220
                                                                                       -------------   ------------
     Total current assets                                                                120,714          90,611

 Property, plant and equipment, net                                                       46,747          51,002
 Investments                                                                               1,367           9,591
 Capitalized investment in leases                                                            371             465
 Goodwill                                                                                 37,825          37,772
 Other intangibles, net                                                                    3,527           4,074
 Other assets                                                                             12,859          13,642
                                                                                       -------------   ------------
 Total assets                                                                           $223,410        $207,157
                                                                                       =============   ============


 Liabilities and stockholders' equity
 Current liabilities:
  Accounts payable and accrued expenses                                                 $ 77,471        $ 64,156
  Current maturities of long-term debt and obligations under capital leases                2,950           3,154
                                                                                       -------------   ------------
     Total current liabilities                                                            80,421          67,310
 Long-term debt and obligations under capital leases                                      10,708          12,244
 Other liabilities                                                                         5,248           3,695
                                                                                       -------------   ------------
 Total liabilities                                                                        96,377          83,249
 Commitments and contingencies
 Stockholders' equity:
  Preferred stock, $.01 par value,  10,000,000 shares authorized, none issued                  -               -
  Class A common stock, $.01 par value, 200,000,000 shares authorized,
    28,390,715 and 28,319,677 shares issued at December 29, 2002 and June 30,
    2002, respectively                                                                       284             283
  Class B common stock, $.01 par value, 200,000,000 shares authorized,
    42,479,915 and 42,480,925 shares issued at December 29, 2002 and June 30,
    2002, respectively                                                                       425             425
  Additional paid-in capital                                                             246,828         246,497
  Retained deficit                                                                      (117,396)       (120,189)
  Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                     (3,108)         (3,108)
                                                                                       -------------   ------------
     Total stockholders' equity                                                          127,033         123,908
                                                                                       -------------   ------------
Total liabilities and stockholders' equity                                              $223,410        $207,157
                                                                                       =============   ============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                Three Months Ended             Six Months Ended
                                                                            --------------------------   ---------------------------
                                                                              December      December       December       December
                                                                              29, 2002      30, 2001       29, 2002       30, 2001
                                                                            -------------- -----------   -------------  ------------
Net revenues                                                                  $197,429      $162,325       $286,654       $241,494
Cost of revenues                                                               107,335        91,626        159,882        139,503
                                                                            -------------- -----------   -------------  ------------
Gross profit                                                                    90,094        70,699        126,772        101,991
Operating expenses:
 Marketing and sales                                                            64,978        54,945         93,931         81,576
 Technology and development                                                      3,415         3,532          6,993          7,222
 General and administrative                                                      7,462         7,065         14,869         13,979
 Depreciation and amortization                                                   4,068         3,767          8,097          7,361
                                                                            -------------- -----------   -------------  ------------
   Total operating expenses                                                     79,923        69,309        123,890        110,138
                                                                            -------------- -----------   -------------  ------------
Operating income (loss)                                                         10,171         1,390          2,882         (8,147)
Other income (expense):
 Interest income                                                                   284           735            635          1,659
 Interest expense                                                                 (262)         (314)          (576)          (612)
 Other, net                                                                       (106)           (1)          (148)           (36)
                                                                            -------------- -----------   -------------  ------------
    Total other income (expense)                                                   (84)          420            (89)         1,011
                                                                            -------------- -----------   -------------  ------------
Net income (loss)                                                              $10,087        $1,810         $2,793        $(7,136)
                                                                            ============== ===========   =============  ============

Basic and diluted net income (loss) per common share                             $0.15         $0.03          $0.04         $(0.11)
                                                                            ============== ===========   =============  ============
Weighted average shares used in the calculation of net income
(loss) per common share:

 Basic                                                                          65,522        64,401         65,500         64,357
                                                                            ============== ===========   =============  ============
 Diluted                                                                        67,804        67,753         67,704         64,357
                                                                            ============== ===========   =============  ============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                    --------------------------------
                                                                                     December 29,      December 30,
                                                                                        2002              2001
                                                                                    --------------    --------------
 Operating activities:
 Net income (loss)                                                                         2,793           ($7,136)
 Reconciliation of net income (loss) to net cash provided by operations:
  Depreciation and amortization                                                            8,097             7,361
  Bad debt expense                                                                           317               300
  Other non-cash items                                                                       187               376
  Changes in operating items:
    Receivables                                                                           (6,339)           (3,565)
    Inventories                                                                           (4,761)             (185)
    Prepaid and other                                                                       (617)              (95)
    Accounts payable and accrued expenses                                                 13,315             8,752
    Other assets                                                                             648             2,130
    Other liabilities                                                                      1,553                78
                                                                                    --------------    --------------
  Net cash provided by operating activities                                               15,193             8,016

 Investing activities:
 Purchase of investments                                                                 (18,364)                -
 Sale of investments                                                                      38,434               990
 Capital expenditures, net of non-cash expenditures                                       (3,522)           (6,704)
 Other                                                                                       132               137
                                                                                    --------------    --------------
  Net cash provided by (used in) investing activities                                     16,680            (5,577)

 Financing activities:
 Proceeds from employee stock options/stock purchase plan                                    333               752
 Repayment of notes payable and bank borrowings                                             (466)             (407)
 Payment of capital lease obligations                                                     (1,192)             (877)
                                                                                    --------------    --------------
  Net cash used in financing activities                                                    (1,325)             (532)
                                                                                    --------------    --------------
 Net change in cash and equivalents                                                        30,548             1,907
 Cash and equivalents:
  Beginning of period                                                                      40,601            63,896
                                                                                    --------------    --------------
  End of period                                                                           $71,149           $65,803
                                                                                    ==============    ==============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2003.

The balance sheet information at June 30, 2002 has been derived from the audited financial statements at that date.

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

Comprehensive Income (Loss)

For the three and six months ended December 29, 2002 and December 30, 2001, the Company's comprehensive income (losses) were equal to the respective net income (losses) for each of the periods presented.

Note 2 - Acquisition of Selected Assets of The Popcorn Factory

On May 3, 2002, the Company extended the breadth of its gourmet food product assortment when it completed the acquisition of selected operating assets and liabilities of The Popcorn Factory, Inc. ("The Popcorn Factory"), a manufacturer and direct marketer of premium popcorn and specialty food gifts. The purchase price of approximately $12.6 million, including $0.3 million of transaction costs, was comprised of $7.3 million used to retire The Popcorn Factory's outstanding debt and the issuance of 353,003 shares of the Company's Class A common stock, valued at approximately $5.0 million, based upon the average closing price of the Company's common stock on the date of and the two days preceding and following the closing of the transaction. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of The Popcorn Factory have been included in the Company's consolidated results of operations since the date of acquisition.

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

                                                                         Six Months Ended
                                                                  -------------------------------------
                                                                    December 29,     December 30,
                                                                       2002             2001
                                                                  ----------------   ------------------
                                                                  (in thousands, except per share data)

         Net revenues                                                  $286,654         $266,633
         Operating income (loss)                                          2,882           (8,139)
         Net income (loss)                                                2,793           (7,444)
         Basic and diluted net income (loss) per common share             $0.04           ($0.12)

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 3 - Goodwill and Intangible Assets

The Company's goodwill and intangible assets consist of the following:

                                                       December 29, 2002                         June 30, 2002
                                            ------------------------------------- -------------------------------------
                                               Gross                                 Gross
                              Amortization   Carrying     Accumulated               Carrying    Accumulated
                                 Period       Amount      Amortization      Net      Amount     Amortization      Net
                             -------------- -----------  ------------- ---------- ----------- --------------- ----------
                                                                     (in thousands)

Goodwill                           -           $51,730        $13,905    $37,825     $51,677        $13,905     $37,772
                                            ===========  ============= ========== =========== ==========================
Intangible assets with
determinable lives
   Investment in licenses    14 - 16 years      $4,927         $2,630     $2,297      $4,927         $2,468      $2,459
   Customer lists                  3 years         910            202        708         910             51         859
   Technology                      3 years       1,659         1 ,659          -       1,659          1,428         231
   Other                          20 years         171            125         46         171            122          49
                                            -----------  ------------- ---------- ----------- --------------------------
                                                 7,667          4,616      3,051       7,667          4,069       3,598

Trademarks with
indefinite lives                   -               480              4        476         480              4         476
                                            -----------  ------------- ---------- ----------- --------------- ----------
Total identifiable
intangible assets                               $8,147         $4,620     $3,527      $8,147         $4,073      $4,074
                                            ===========  ============= ========== =========== ==========================

Estimated amortization expense is as follows: fiscal 2003: $0.9 million, fiscal 2004: $0.6 million, fiscal 2005: $0.6 million, fiscal 2006: $0.3 million, fiscal 2007: $0.3 million, and thereafter: $1.4 million.

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                            December      June 30,
                                                                            29, 2002        2002
                                                                          -----------    -----------
                                                                                 (in thousands)

Commercial notes and revolving credit lines                                   $6,541          $7,380
Seller financed acquisition obligations                                          201             202
Obligations under capital leases                                               6,916           7,816
                                                                          -----------    -----------
                                                                              13,658          15,398
Less current maturities of long-term debt and obligations under
 capital leases                                                                2,950           3,154
                                                                          -----------    -----------
                                                                             $10,708         $12,244
                                                                          ===========    ===========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 5 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income
(loss) per common share:

                                                                       Three Months Ended                 Six Months Ended
                                                                 --------------------------------  ------------------------------
                                                                     December        December        December         December
                                                                     29, 2002        30, 2001        29, 2002         30, 2001
                                                                 ---------------  ---------------  ---------------  -------------
                                                                               (in thousands, except per share data)
Numerator:
   Net income (loss)                                                  $10,087          $1,810          $2,793          ($7,136)
                                                                 ===============  ===============  ===============  =============
Denominator:
   Weighted average shares outstanding                                 65,522          64,401          65,500           64,357
   Effect of dilutive securities:
       Employee stock options                                           2,282           3,352           2,204                -
                                                                 ---------------  ---------------  ---------------  -------------
Adjusted weighted-average shares and assumed
    conversations                                                      67,804          67,753          67,704           64,357
                                                                 ===============  ===============  ===============  =============

Basic and diluted net income (loss) per common share                    $0.15           $0.03           $0.04           ($0.11)
                                                                 ===============  ===============  ===============  =============


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

Overview

1-800-FLOWERS.COM helps millions of customers connect to the people they care about with a broad range of thoughtful gifts, award-winning customer service and its unique technology and fulfillment infrastructure. The Company's product line
- including flowers, plants, gourmet foods, candies, gift baskets and other unique gifts - is available to customers around the world via: the Internet (www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377) 24 hours a day; or by visiting one of the Company-operated or franchised stores. The Company's collection of thoughtful gifting brands includes home decor and garden merchandise from Plow & Hearth(R) (phone: 1-800-627-1712 and web: www.plowandhearth.com), premium popcorn and other food gifts from The Popcorn Factory(R)(phone: 1-800-541-2676 and web: www.thepopcornfactory.com), gourmet food products from GreatFood.com(R) (www.greatfood.com), and children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com).

The Company achieved profitability during the three and six months ended December 29, 2002 and expects to be profitable for the full year of fiscal 2003. However, the Company's prospects for maintaining profitability must be considered in light of risks, uncertainties, expenses and the current challenging retail and geo-political environment, as well as those more fully described under the caption "Risk Factors that May Affect Future Results" within the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Results of Operations

Net Revenues

                                                Three Months Ended                               Six Months Ended
                                  ------------------------------------------------ ---------------------------------------------
                                     December        December                        December        December
                                     29,  2002       30, 2001        % Change        29, 2002        30, 2001       % Change
                                  --------------- ---------------- --------------- --------------  -------------  --------------
                                                                   (in thousands)

     Net revenues:
       Telephonic                     $113,999        $93,550           21.9%        $156,530        $134,517         16.4%
       Online                           75,750         60,497           25.2%         116,550          92,837         25.5%
       Retail/fulfillment                7,680          8,278           (7.2%)         13,574          14,140         (4.0%)
                                  --------------- ----------------                 --------------  -------------
     Total net revenues               $197,429       $162,325           21.6%        $286,654        $241,494         18.7%
                                  =============== ================                 ==============  =============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth during the three and six months ended December 29, 2002 was due primarily to an increase in order volume, resulting from increased effectiveness of the Company's marketing efforts, strong brand name recognition and the continued expansion of its non-floral product offerings such as plants, candies and gourmet foods, including the Popcorn Factory line of products which was acquired in May 2002, as well as items for the home and garden, children's toys and other specialty gifts. Non-floral gift products accounted for 67.0% and 58.6% of total combined telephonic and online net revenues during the three and six months ended December 29, 2002, respectively, as compared to 62.1% and 54.4% during the same periods of the prior year.

During the three and six months ended December 29, 2002 the Company fulfilled approximately 3,159,000 and 4,467,000 orders through its combined telephonic and online sales channels, an increase of 37.8% and 30.3% over the respective prior year periods. This growth resulted from increases in both online order volume, which increased 34.9% and 31.5% during the three and six months ended December 29, 2002, respectively, in comparison to the prior year periods, driven by traffic increases through the Company's websites as well as through third party portals, and telephonic order volume, which during the three and six months ended December 29, 2002 increased 40.1% and 29.4% over the respective prior year periods, resulting primarily from the acquisition of the Company's gourmet popcorn product line in May 2002. The Company's combined telephonic and online sales channels average order value decreased 10.6% to $60.09 and 7.8% to $61.13 during the three and six months ended December 29, 2002, respectively, due to the seasonal impact of the Popcorn Factory product line which has a lower average order value. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full array of gift offerings including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient e-mail marketing programs.

Retail/fulfillment revenues for the three and six months ended December 29, 2002 decreased in comparison to the same periods of the prior year, primarily as a result of converting certain company owned retail stores into franchised operations.

Gross Profit

                                                Three Months Ended                               Six Months Ended
                                   ------------------------------------------  ---------------------------------------------
                                   December       December                        December       December
                                   29, 2002       30, 2001        % Change        29, 2002       30, 2001        % Change
                                 --------------  -------------  -------------  -------------  -------------  ---------------
                                                                 (in thousands)

     Gross profit                   $90,094        $70,699          27.4%         $126,772       $101,991         24.3%
     Gross margin %                  45.6%          43.6%                           44.2%          42.2%


Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid to florists directly and through wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and six months ended December 29, 2002, in comparison to the same periods of the prior year, primarily as a result of increased order volume and an improved gross margin percentage. Gross margin percentage increased by 200 basis points during both the three and six months ended December 29, 2002, due to the continued growth of non-floral product sales, which was further complemented by the acquisition of the Popcorn Factory line of products in May 2002, which generate higher gross margins, improvements in product shipping costs, inventory management and product sourcing, and an increase in the Company's service charge, aligning it with industry norms. In addition, the Company's continued focus on customer service further enhanced the gross margin percentage through stricter quality control standards and enforcement methods, implemented in fiscal 2002, that reduced the rate of credits/returns and replacements.

As the Company continues to expand its higher margin, non-floral business, the Company expects that gross margin percentage, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense
                                             Three Months Ended                                Six Months Ended
                                 ----------------------------------------------  ---------------------------------------------
                                   December       December                         December       December
                                   29, 2002       30, 2001          % Change       29, 2002       30, 2001        % Change
                                 --------------  ---------------  -------------  -------------  -------------  ---------------
                                                                (in thousands)

     Marketing and sales            $64,978        $54,945            18.3%         $93,931        $81,576          15.1%
     Percentage of net revenues      32.9%          33.8%                            32.8%          33.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased as a percentage of net revenues during the three and six months ended December 29, 2002, compared to the same periods of the prior fiscal year as a result of targeted cost-effective online advertising, coupled with the Company's strong brand name and order processing cost reduction initiatives. As a result of the Company's cost-efficient customer retention programs, of the 2,240,000 and 3,141,000 customers who placed orders during the three and six months ended December 29, 2002, respectively, approximately 46.9% and 47.7% represented repeat customers as compared to 46.4% and 47.2% in the respective prior year periods. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 1,191,000 and 1,684,000 new customers during the three and six months ended December 29, 2002, respectively.

In order to continue to execute its business plan, the Company expects to continue to prudently invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Such evaluation includes the ongoing review of the Company's strategic relationships with its internet portal providers to ensure that these relationships continue to generate cost-effective incremental volume. Although the Company believes that increased spending in the area of marketing and sales will be necessary for the Company to continue to grow its revenues, the Company expects that marketing and sales expense will continue to decline as a percentage of net revenues.

Technology and Development Expense

                                                Three Months Ended                              Six Months Ended
                                  ---------------------------------------------- ---------------------------------------------
                                    December      December                        December       December
                                    29, 2002      30, 2001          % Change      29, 2002       30, 2001        % Change
                                  -------------  ---------------  -------------  -------------  -------------  ---------------
                                                                (in thousands)

Technology and development            $3,415        $3,532            (3.3%)        $6,993         $7,222         (3.2%)
Percentage of net revenues             1.7%          2.2%                            2.4%           3.0%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased during the three and six months ended December 29, 2002 in comparison to the same periods of the prior year as a result of cost-efficiencies realized by both in-sourcing technology applications and bringing the Company's disaster recovery web-hosting platform in-house. Internalizing the Company's development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. These efficiencies were offset in part by the incremental technology costs associated with The Popcorn Factory integration in preparation for the Holiday selling season. During the three and six months ended December 29, 2002, the Company expended $5.4 million and $10.5 million, respectively, on technology and development, of which $2.0 million and $3.5 million has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods will continue to decrease as a percentage of net revenues as the expected benefits from previous investments in the Company's current technology platform will mitigate the effect of incremental costs expected to be incurred as a result of the acquisition of The Popcorn Factory in May 2002.

General and Administrative Expense

                                                Three Months Ended                              Six Months Ended
                                   ---------------------------------------------  ---------------------------------------------
                                     December        December                       December       December
                                     29, 2002        30, 2001         % Change      29, 2002       30, 2001        % Change
                                   -------------  ---------------  -------------  -------------  -------------  ---------------
                                                                 (in thousands)

General and administrative             $7,462          $7,065           5.6%         $14,869        $13,979          6.4%
Percentage of net revenues              3.8%            4.4%                           5.2%           5.8%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense during the three and six months ended December 29, 2002, in comparison to the same periods of the prior year, was primarily attributable to incremental costs associated with the operation of The Popcorn Factory, acquired in May 2002, and increased insurance costs resulting from overall market conditions, partially offset by various cost reduction initiatives.

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

Depreciation and Amortization Expense

                                                 Three Months Ended                             Six Months Ended
                                    -------------------------------------------  ---------------------------------------------
                                     December      December                       December       December
                                     29, 2002      30, 2001          % Change     29, 2002       30, 2001        % Change
                                   ------------  ---------------  -------------  -------------  -------------  ---------------
                                                                 (in thousands)

Depreciation and amortization          $4,068        $3,767             8.0%        $8,097         $7,361          10.0%
Percentage of net revenues              2.1%          2.3%                           2.8%           3.0%


The increase in depreciation and amortization expense during the three and six months ended December 29, 2002, in comparison to the same periods of the prior year, was primarily the result of the additional depreciation and amortization associated with The Popcorn Factory, acquired in May 2002, as well as increased capital expenditures.

Other Income (Expense)

                                                 Three Months Ended                             Six Months Ended
                                    -------------------------------------------  ---------------------------------------------
                                     December        December                      December       December
                                     29, 2002        30, 2001       % Change       29, 2002       30, 2001        % Change
                                    ------------   -------------  -------------  -------------  -------------  ---------------
                                                                (in thousands)

Interest income                         $284           $735          (61.4%)        $635           $1,659         (61.7%)
Interest expense                        (262)          (314)         (16.6%)        (576)            (612)         (5.9%)
Other                                   (106)            (1)           -            (148)             (36)        311.1%
                                    ------------   -------------                 -------------  -------------
                                        $(84)          $420         (120.0%)        $(89)          $1,011        (108.8%)
                                    ============   =============                 =============  =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The decrease in other income (expense) for the three and six months ended December 29, 2002 was primarily due to the decline in invested cash and investment balances in order to fund operations, capital expenditures and the acquisition of The Popcorn Factory in May 2002, as well as a decline of the Company's average rate of return on its investments due to market conditions.

Income Taxes

During the three and six months ended December 29, 2002 and the three months ended December 30, 2001, the Company provided no income tax provision due to the availability of net operating loss carryforwards. Additionally, for the six months ended December 30, 2001, no income tax benefit has been recorded as all available loss carrybacks have been fully utilized. The Company has provided a full valuation allowance against the remaining portion of its deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its future realization.

Liquidity and Capital Resources

At December 29, 2002, the Company had working capital of $40.3 million, including cash and equivalents and short-term investments of $82.1 million, compared to working capital of $23.3 million, including cash and equivalents and short-term investments of $63.4 million, at June 30, 2002. The increase in working capital resulted primarily from earnings, adjusted for non-cash items primarily consisting of depreciation and amortization, as well as maturities of long-term investments, offset in part by capital expenditures and repayment of long-term debt and capital lease obligations. In addition to its cash and short-term investments, the Company maintained approximately $1.4 million and $9.6 million of long-term investments, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $15.2 million for the six months ended December 29, 2002 was primarily attributable to net income, adjusted for non-cash charges of depreciation and amortization, and seasonal changes in working capital.

Net cash provided by investing activities of $16.7 million for the six months ended December 29, 2002 was principally comprised of the maturities of longer-term investments, reduced by capital expenditures related to the Company's technology infrastructure.

Net cash used in financing activities was $1.3 million for the six months ended December 29, 2002, resulting primarily from repayments of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

The Company's material capital commitments consist of:

     o obligations outstanding under capital and operating leases (including guarantees of $0.5 million), as well as commercial notes related to obligations arising from, and collateralized by, the underlying assets of the Company's warehousing/fulfillment facility in Madison, Virginia (fiscal 2003: $6.8 million, fiscal 2004: $10.2 million, fiscal 2005:
        $8.9 million, fiscal 2006: $5.2 million, fiscal 2007: $3.2 million, fiscal 2008: $1.6 million, and thereafter: $9.4 million);
     o  online marketing agreements ($9.2 million); and
     o  inventory commitments ($10.2 million).

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of February 5, 2003, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

    For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 4, 2002.

         The following nominees were elected as directors, each to serve until the 2005 annual meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                       Withheld
         ----------------------------    -----------------------------------      ------------------------------------------
         James F. McCann                            379,178,211                                   4,350,936
         Christopher G. McCann                      378,787,486                                   4,741,661
         T. Guy Minetti                             378,789,961                                   4,739,186

         The following Directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the Company: Jeffrey C. Walker, Kevin J. O'Connor, Lawrence V. Calcano,
         John J. Conefry, Mary Lou Quinlan and Leonard J.  Elmore.

         The proposal to ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending June 29, 2003 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               383,137,433                            388,226                                       3,488

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

         (b) Reports on Form 8-K

             On October 21, 2002, the Company filed a report on Form 8-K announcing that John J. Conefry, Jr., Vice Chairman of Astoria Financial Corporation and Chairman of the Board of Trustees of Hofstra University, was added to the board of directors on Friday, October 18, 2002.

             On November 18, 2002, the Company filed a report on Form 8-K announcing that Leonard J. Elmore, President and CEO of Test University, a leading provider of web-based test and educational solutions, was added to the Company's board of directors.

                                   SIGNATURES
                                  ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            1-800-FLOWERS.COM, Inc.
                                            -----------------------------
                                            (Registrant)




Date:  February 12, 2003                    /s/ James F. McCann
------------------------                    -----------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)




Date:  February 12, 2003                    /s/ William E. Shea
------------------------                    -----------------------------
                                            William E. Shea
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)

                                 CERTIFICATIONS
                                 --------------


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




Date:  February 12, 2003                    /s/ James F. McCann
-------------------------                  ------------------------------
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



Date:  February 12, 2003                   /s/ William E. Shea
-------------------------                  ------------------------------
                                           William E. Shea
                                           Senior Vice President Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)