Form 10-Q
period 2003-03-30
1 800 FLOWERS COM INC
filed 2003-05-13
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 30, 2003


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

                                   28,472,803
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 7, 2003)

                                   37,199,915
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 7, 2003)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 30, 2003


                                     INDEX
                                                                           Page
                                                                           ----

Part I.   Financial Information

 Item 1.   Consolidated Financial Statements:

           Consolidated Balance Sheets - March 30, 2003
            (Unaudited) and June 30, 2002                                   1

           Consolidated Statements of Operations (Unaudited) - Three
            and Nine  Months Ended March 30, 2003 and March 31,
            2002                                                            2

           Consolidated Statements of Cash Flows (Unaudited) - Nine
            Months Ended March 30, 2003 and March 31, 2002                  3

           Notes to Consolidated Financial Statements (Unaudited)           4


 Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk      12

 Item 4.   Controls and Procedures                                         13


Part II.   Other Information

 Item 1.   Legal Proceedings                                               14

 Item 2.   Changes in Securities and Use of Proceeds                       14

 Item 3.   Defaults upon Senior Securities                                 14

 Item 4.   Submission of Matters to a Vote of Security Holders             14

 Item 5.   Other Information                                               14

 Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                 15

Certifications                                                             16

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                        March 30,        June 30,
                                                                                         2003             2002
                                                                                      -------------   ------------

                                                                                       (unaudited)

 Assets
 Current assets:
   Cash and equivalents                                                                 $ 48,562        $ 40,601
   Short-term investments                                                                 12,130          22,798
   Receivables, net                                                                        9,826           9,345
   Inventories                                                                            24,417          15,647
   Prepaid and other                                                                       2,903           2,220
                                                                                      -------------   ------------
        Total current assets                                                              97,838          90,611

 Property, plant and equipment, net                                                       44,454          51,002
 Investments                                                                               4,394           9,591
 Capitalized investment in leases                                                            324             465
 Goodwill                                                                                 37,717          37,772
 Other intangibles, net                                                                    3,369           4,074
 Other assets                                                                             19,140          13,642
                                                                                      -------------   ------------
 Total assets                                                                           $207,236        $207,157
                                                                                      =============   ============

 Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable and accrued expenses                                                $ 61,454        $ 64,156
   Current maturities of long-term debt and obligations under capital leases               2,779           3,154
                                                                                      -------------   ------------
        Total current liabilities                                                         64,233          67,310
 Long-term debt and obligations under capital leases                                      10,070          12,244
 Other liabilities                                                                         4,478           3,695
                                                                                      -------------   ------------
 Total liabilities                                                                        78,781          83,249
 Commitments and contingencies
 Stockholders' equity:
  Preferred stock, $.01 par value,  10,000,000 shares authorized, none issued                  -               -
  Class A common stock, $.01 par value, 200,000,000 shares authorized,
   28,454,180 and 28,319,677 shares issued at March 30, 2003 and June 30, 2002,
   respectively                                                                              285             283
  Class B common stock, $.01 par value, 200,000,000 shares authorized,
   42,479,915 and 42,480,925 shares issued at March 30, 2003 and June 30, 2002,
   respectively                                                                              425             425
   Additional paid-in capital                                                            247,066         246,497
   Retained deficit                                                                     (116,213)       (120,189)
   Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                    (3,108)         (3,108)
                                                                                      -------------   ------------
        Total stockholders' equity                                                       128,455         123,908
                                                                                      -------------   ------------
 Total liabilities and stockholders' equity                                             $207,236        $207,157
                                                                                      =============   ============


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                  Three Months Ended          Nine Months Ended
                                                                              -------------------------   --------------------------
                                                                                March 30,    March 31,      March 30,     March 31,
                                                                                 2003         2002           2003           2002
                                                                              ------------- -----------   -------------  -----------
Net revenues                                                                   $124,121      $115,424       $410,775       $356,918
Cost of revenues                                                                 73,095        70,690        232,977        210,193
                                                                              ------------- -----------   -------------  -----------
Gross profit                                                                     51,026        44,734        177,798        146,725
Operating expenses:
  Marketing and sales                                                            35,710        31,533        129,641        113,109
  Technology and development                                                      3,323         3,222         10,316         10,444
  General and administrative                                                      7,343         6,847         22,212         20,826
  Depreciation and amortization                                                   3,594         3,788         11,691         11,149
                                                                              ------------- -----------   -------------  -----------
       Total operating expenses                                                  49,970        45,390        173,860        155,528
                                                                              ------------- -----------   -------------  -----------
Operating income (loss)                                                           1,056          (656)         3,938         (8,803)
Other income (expense):
  Interest income                                                                   245           515            880          2,174
  Interest expense                                                                 (213)         (308)          (789)          (920)
  Other, net                                                                         95           (92)           (53)          (128)
                                                                              ------------- -----------   -------------  -----------
Total other income (expense), net                                                   127           115             38          1,126
                                                                              ------------- -----------   -------------  -----------
Income (loss) before income taxes                                                 1,183          (541)         3,976         (7,677)
Benefit from income taxes                                                             -           706              -            706
                                                                              ------------- -----------   -------------  -----------
Net income (loss)                                                                $1,183          $165         $3,976        $(6,971)
                                                                              ============= ===========   =============  ===========

Basic and diluted net income (loss) per common share                              $0.02         $0.00          $0.06         $(0.11)
                                                                              ============= ===========   =============  ===========
Weighted average shares used in the calculation of net income (loss)
 per common share:
 Basic                                                                           65,583        64,807         65,528         64,507
                                                                              ============== ===========  =============  ===========
 Diluted                                                                         67,117        68,030         67,581         64,507
                                                                              ============== ===========  =============  ===========

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                             Nine Months Ended
                                                                                       --------------------------------
                                                                                         March 30,         March 31,
                                                                                          2003              2002
                                                                                       --------------    --------------
 Operating activities:
 Net income (loss)                                                                        $3,976           ($6,971)

 Reconciliation of net income (loss) to net cash (used in) provided by operations:
   Depreciation and amortization                                                          11,691            11,149
   Bad debt expense                                                                          452               144
   Other non-cash items                                                                       65               566
   Changes in operating items:
     Receivables                                                                            (933)           (3,316)
     Inventories                                                                          (8,770)           (1,324)
     Prepaid and other                                                                      (683)             (185)
     Accounts payable and accrued expenses                                                (2,702)            1,266
     Other assets                                                                         (5,534)            3,261
     Other liabilities                                                                       783               332
                                                                                       --------------    --------------
   Net cash (used in) provided by operating activities                                    (1,655)            4,922

 Investing activities:
 Purchase of investments                                                                 (21,350)           (1,088)
 Sale of investments                                                                      37,215                 -
 Capital expenditures, net of non-cash expenditures                                       (4,680)           (6,470)
 Other                                                                                       284              (174)
                                                                                       --------------    --------------
   Net cash provided by (used in) investing activities                                    11,469            (7,732)

 Financing activities:
 Proceeds from employee stock options/stock purchase plan                                    571             1,770
 Repayment of notes payable and bank borrowings                                             (721)             (615)
 Payment of capital lease obligations                                                     (1,703)           (1,437)
                                                                                       --------------    --------------
   Net cash used in financing activities                                                  (1,853)             (282)
                                                                                       --------------    --------------
 Net change in cash and equivalents                                                        7,961            (3,092)
 Cash and equivalents:
   Beginning of period                                                                    40,601            63,896
                                                                                       --------------    --------------
   End of period                                                                         $48,562           $60,804
                                                                                       ==============    ==============


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2003.

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

Comprehensive Income (Loss)

For the three and nine months ended March 30, 2003 and March 31, 2002, the Company's comprehensive income (losses) were equal to the respective net income (losses) for each of the periods presented.

Note 2 - Employee Stock Incentive Plans

The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                            Three Months Ended               Nine Months Ended
                                                                      -----------------------------   -----------------------------
                                                                        March 30,      March 31,        March 30,       March 31,
                                                                          2003            2002            2003             2002
                                                                      --------------  -------------   --------------  -------------
                                                                                    (in thousands, except per share data)
 Net income (loss):
     As reported                                                        $1,183            $165            $3,976          ($6,971)
     Pro-forma                                                           ($851)        ($1,448)          ($1,758)        ($10,944)

 Basic and diluted net income (loss) per common share:
     As reported                                                         $0.02           $0.00             $0.06           ($0.11)
     Pro-forma                                                          ($0.01)         ($0.02)           ($0.03)          ($0.17)


Note 3 - Acquisition of Selected Assets of The Popcorn Factory

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

                                                                        Nine Months Ended
                                                               -------------------------------------
                                                                  March 30,           March 31,
                                                                    2003                2002
                                                               ----------------  -------------------
                                                               (in thousands, except per share data)

Net revenues                                                       $410,775           $387,079
Operating income (loss)                                               3,938            (11,020)
Net income (loss)                                                     3,976             (9,594)
Basic and diluted net income (loss) per common share                  $0.06             ($0.15)

Note 4 - Goodwill and Intangible Assets

The Company's goodwill and intangible assets consist of the following:

                                                        March 30, 2003                           June 30, 2002
                                            ---------------------------------------- -------------------------------------
                                               Gross                                   Gross
                              Amortization    Carrying    Accumulated                 Carrying   Accumulated
                                 Period        Amount     Amortization      Net        Amount    Amortization      Net
                             -------------- ------------ -------------- ------------ ----------- ------------- -----------
                                                                     (in thousands)

Goodwill                            -          $51,622        $13,905      $37,717      $51,677      $13,905      $37,772
                                            ============ ============== ============ =========== ============= ===========
Intangible assets with
determinable lives
   Investment in licenses     14 - 16 years     $4,927         $2,711       $2,216       $4,927       $2,468      $2,459
   Customer lists                   3 years        910            278          632          910           51         859
   Technology                       3 years      1,659          1,659            -        1,659        1,428         231
   Other                           20 years        171            126           45          171          122          49
                                            ------------ -------------- ------------ ----------- ------------- -----------
                                                 7,667          4,774        2,893        7,667        4,069       3,598
Trademarks with
indefinite lives                    -              480              4          476          480            4         476
                                            ------------ -------------- ------------ ----------- ------------- -----------
Total identifiable
intangible assets                               $8,147         $4,778       $3,369       $8,147       $4,073      $4,074
                                            ============ ============== ============ =========== ============= ===========


Estimated amortization expense is as follows: fiscal 2003: $0.9 million, fiscal 2004: $0.6 million, fiscal 2005: $0.6 million, fiscal 2006: $0.3 million, fiscal 2007: $0.3 million, and thereafter: $0.9 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 5 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                           March 30,     June 30,
                                                                              2003         2002
                                                                          ------------  ------------
                                                                               (in thousands)

      Commercial notes and revolving credit lines                            $6,661         $7,380
      Seller financed acquisition obligations                                   201            202
      Obligations under capital leases                                        5,987          7,816
                                                                          ------------  ------------
                                                                             12,849         15,398
      Less current maturities of long-term debt and obligations
      under capital leases                                                    2,779          3,154
                                                                          ------------  ------------
                                                                            $10,070        $12,244
                                                                          ============  ============

Note 6 - Net Income (Loss) Per Common Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share:

                                                                            Three Months Ended                 Nine Months Ended
                                                                      --------------------------------  ----------------------------
                                                                        March 30,       March 31,         March 30,      March 31,
                                                                          2003             2002              2003           2002
                                                                      ---------------  ---------------  ---------------  -----------
                                                                                     (in thousands, except per share data)
Numerator:
   Net income (loss)                                                      $1,183             $165           $3,976         ($6,971)
                                                                      ===============  ===============  ===============  ===========
Denominator:
   Weighted average shares outstanding                                    65,583           64,807           65,528          64,507
   Effect of dilutive securities:
   Employee stock options                                                  1,534            3,223            2,053               -
                                                                      ---------------  ---------------  ---------------  -----------
Adjusted weighted-average shares and assumed
   conversions                                                            67,117           68,030           67,581          64,507
                                                                      ===============  ===============  ===============  ===========

Basic and diluted net income (loss) per common share                       $0.02            $0.00            $0.06          ($0.11)
                                                                      ===============  ===============  ===============  ===========

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

The Company achieved profitability during the three and nine months ended March 30, 2003 and expects to be profitable for the full year of fiscal 2003. However, the Company's prospects for maintaining profitability must be considered in light of risks, uncertainties, expenses and the current challenging retail and geo-political environment, as well as those more fully described under the caption "Risk Factors that May Affect Future Results" within the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Results of Operations

Net Revenues

                                                Three Months Ended                              Nine Months Ended
                                 ----------------------------------------------  ---------------------------------------------
                                    March 30,       March 31,                      March 30,       March 31,
                                      2003          2002            % Change         2003            2002          % Change
                                 --------------- ---------------- -------------  --------------  -------------  --------------
                                                                   (in thousands)
Net revenues:
 Telephonic                         $52,287         $50,715            3.1%          $208,817        $185,232         12.7%
 Online                              64,595          56,874           13.6%           181,145         149,711         21.0%
 Retail/fulfillment                   7,239           7,835           (7.6%)           20,813          21,975         (5.3%)
                                 --------------- ----------------                --------------  -------------
Total net revenues                 $124,121        $115,424            7.5%          $410,775        $356,918         15.1%
                                 =============== ================                ==============  =============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth during the three and nine months ended March 30, 2003 was due primarily to an increase in order volume, resulting from the Company's effective marketing efforts, continued strong brand name recognition and further expansion of its non-floral product offerings such as candies and gourmet popcorn from The Popcorn Factory line of products which was acquired in May 2002, as well as items for the home and garden, children's toys and other specialty gifts. During the three and nine months ended March 30, 2003, non-floral gift products accounted for 38.1% and 52.5% of total combined telephonic and online net revenues, respectively, as compared to 34.3% and 47.9% during the same periods of the prior year.

The Company fulfilled approximately 1,871,000 and 6,339,000 orders through its combined telephonic and online sales channels during the three and nine months ended March 30, 2003, an increase of 8.7% and 23.1% over the respective prior year periods. The growth in order volume was generated on both the Company's online sales channel, which experienced increases of 11.3% and 23.7% during the three and nine months ended March 30, 2003, respectively, in comparison to the prior year periods, driven by traffic increases through the Company's websites as well as through third party portals and affiliates, and the Company's telephonic sales channel, which during the three and nine months ended March 30, 2003 increased 5.2% and 22.5%, over the respective prior year periods, resulting primarily from the acquisition of the Company's gourmet popcorn product line in May 2002. The Company's combined telephonic and online sales channels average order value of $62.46 during the three months ended March 30, 2003, was consistent with the same period of the prior year, but decreased 5.4% to $61.52 during the nine months ended March 30, 2003, in comparison to the same period of the prior year, due to the seasonal impact of The Popcorn Factory product line which has a lower average order value. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full array of gift offerings including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

Retail/fulfillment revenues for the three and nine months ended March 30, 2003 decreased in comparison to the same periods of the prior year, primarily as a result of closing or converting certain company owned retail stores into franchised operations.

Gross Profit

                                                Three Months Ended                               Nine Months Ended
                                 ----------------------------------------------  ---------------------------------------------
                                   March 30,        March 31,                     March 30,      March 31,
                                     2003            2002          % Change         2003           2002          % Change
                                 --------------  ---------------  -------------  -------------  -------------  ---------------
                                                                (in thousands)

     Gross profit                   $51,026       $44,734            14.1%         $177,798       $146,725         21.2%
     Gross margin %                   41.1%         38.8%                             43.3%          41.1%



Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid to florists directly and through wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and nine months ended March 30, 2003, in comparison to the same periods of the prior year, primarily as a result of increased order volume and an improved gross margin percentage. Gross margin percentage increased by 230 and 220 basis points during the three and nine months ended March 30, 2003, respectively, due to several factors including: i) increased non-floral product sales, which were further complemented by the acquisition of The Popcorn Factory line of products in May 2002, which generate higher gross margins, ii) improvements in product shipping costs, inventory management and product sourcing, iii) an increase in the Company's service charge, aligning it with industry norms, and iv) the Company's continued focus on customer service, whereby stricter quality control standards and enforcement methods reduced the rate of product credits/returns and replacements.

As the Company continues to grow its higher margin, non-floral business, the Company expects that gross margin percentage, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense

                                             Three Months Ended                               Nine Months Ended
                                 ----------------------------------------------  --------------------------------------------
                                   March 30,      March 31,                        March 30,      March 31,
                                     2003           2002            % Change         2003           2002          % Change
                                 --------------  ---------------  -------------  -------------  -------------  --------------
                                                                (in thousands)

     Marketing and sales            $35,710       $31,533            13.2%         $129,641       $113,109          14.6%
     Percentage of net revenues       28.8%         27.3%                             31.6%          31.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses increased as a percentage of net revenues during the three months ended March 30, 2003, compared to the same period of the prior fiscal year due primarily to three factors specific to this current fiscal period: i) the timing of revenues associated with the Easter Holiday, which occurs in the Company's fiscal fourth quarter ending June 29, 2003, in comparison to fiscal 2002 when it occurred in the Company's fiscal third quarter; ii) an increase in fixed operating expenses associated with The Popcorn Factory, acquired in May 2002. Due to the highly seasonal nature of its business, The Popcorn Factory has low sales volume relative to its overhead during the Company's fiscal third quarter; and iii) slower demand in the latter part of the quarter due to the war in Iraq and the severe weather in much of the country which reduced demand for spring-related products. Despite the aforementioned increase in the fiscal third quarter, during the nine months ended March 30, 2003, marketing and sales expenses as a percentage of net revenues were consistent with prior year due to targeted cost-effective online advertising, coupled with the Company's strong brand name and order processing cost reduction initiatives. As a result of the Company's cost-efficient customer retention programs, of the 1,516,000 and 4,219,000 customers who placed orders during the three and nine months ended March 30, 2003, respectively, approximately 55.1% and 43.9% represented repeat customers as compared to 50.4% and 42.7% in the respective prior year periods. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 680,000 and 2,366,000 new customers during the three and nine months ended March 30, 2003, respectively.

In order to further execute its business plan, the Company expects to continue to prudently invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Although the Company believes that increased spending in the area of marketing and sales will be necessary for the Company to continue to grow its revenues, the Company expects that on an annual basis marketing and sales expense will decline as a percentage of net revenues.

Technology and Development Expense

                                                Three Months Ended                             Nine Months Ended
                                  --------------------------------------------   --------------------------------------------
                                   March 30,       March 31,                       March 30,      March 31,
                                      2003          2002            % Change         2003           2002          % Change
                                  -------------  ---------------  ------------  -------------  -------------  ---------------
                                                                (in thousands)

Technology and development           $3,323         $3,222            3.1%         $10,316         $10,444          (1.2%)
Percentage of net revenues             2.7%          2.8%                             2.5%            2.9%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense increased during the three months ended March 30, 2003, in comparison to the same period of the prior year, as a result of incremental costs associated with The Popcorn Factory, acquired in May 2002, but decreased as a percentage of net revenues during the three and nine months ended March 30, 2003 due to cost-efficiencies realized by in-sourcing technology applications and bringing the Company's disaster recovery web-hosting platform in-house. Internalizing the Company's development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the three and nine months ended March 30, 2003, the Company expended $4.3 million and $13.5 million, respectively, on technology and development, of which $1.0 million and $3.2 million has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods will continue to decrease as a percentage of net revenues due to the expected benefits from previous investments in the Company's current technology platform.

General and Administrative Expense

                                                Three Months Ended                             Nine Months Ended
                                   --------------------------------------------  ---------------------------------------------
                                   March 30,        March 31,                      March 30,      March 31,
                                      2003           2002            % Change         2003           2002          % Change
                                   -------------  ---------------  -------------  -------------  -------------  --------------
                                                                (in thousands)

General and administrative           $7,343          $6,847             7.2%        $22,212        $20,826         6.7%
Percentage of net revenues             5.9%            5.9%                            5.4%           5.8%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense during the three and nine months ended March 30, 2003, in comparison to the same periods of the prior year, was primarily attributable to incremental costs associated with the operation of The Popcorn Factory, acquired in May 2002, and increased insurance costs resulting from overall market conditions, partially offset by various cost reduction initiatives.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, and as such, while increasing in absolute dollars, general and administrative expenses on an annual basis are expected to continue to decline as a percentage of net revenues.

Depreciation and Amortization Expense

                                                 Three Months Ended                            Nine Months Ended
                                    -------------------------------------------  ---------------------------------------------
                                     March 30,      March 31,                      March 30,      March 31,
                                      2003           2002           % Change         2003           2002          % Change
                                    -----------  ---------------  -------------  -------------  -------------  ---------------
                                                                (in thousands)

Depreciation and amortization         $3,594         $3,788          (5.1%)        $11,691         $11,149          4.9%
Percentage of net revenues              2.9%           3.3%                           2.8%            3.1%

The decrease in depreciation and amortization expense during the three months ended March 30, 2003, in comparison to the same period of the prior year, reflects the impact of the Company's declining rate of capital additions, and the fact that certain software components of the Company's order entry, customer service, fulfillment and database systems, implemented in fiscal 2000, are now fully depreciated. The increase in depreciation and amortization expense during the nine months ended March 31, 2003, in comparison to the same period of the prior year, was primarily the result of additional depreciation and amortization associated with The Popcorn Factory, acquired in May 2002, and current year capital additions, offset in part by the aforementioned reduction due to fully depreciated assets.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues in comparison to prior fiscal periods.

Other Income (Expense)

                                                 Three Months Ended                            Nine Months Ended
                                    -------------------------------------------- ---------------------------------------------
                                     March 30,       March 31,                     March 30,      March 31,
                                       2003            2002         % Change         2003           2002          % Change
                                    -------------   -------------  ------------- -------------  -------------  ---------------
                                                                (in thousands)

     Interest income                   $245           $515            (52.4%)         $880          $2,174         (59.5%)
     Interest expense                  (213)          (308)            30.8%          (789)           (920)         14.2%
     Other                               95            (92)           203.3%           (53)           (128)         58.6%
                                    -------------   -------------                -------------  -------------
                                       $127           $115             10.4%           $38          $1,126         (96.6%)
                                    =============   =============                =============  =============


Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The increase in other income (expense) for the three months ended March 30, 2003 was primarily due to a gain related to the sale of certain retail store assets, offset in part by lower interest income due to the decline in invested cash and investment balances in order to fund operations, capital expenditures and the acquisition of The Popcorn Factory in May 2002, as well as a decline in the Company's average rate of return on its investments due to market conditions. The decrease in other income (expense) for the nine months ended March 30, 2003 was primarily due to the decline in invested cash and investment balances in order to fund operations, capital expenditures and the acquisition of The Popcorn Factory in May 2002, as well as a decline of the Company's average rate of return on its investments due to market conditions.

Income Taxes

During the three and nine months ended March 30, 2003 the Company provided no income tax provision due to the availability of net operating loss carryforwards. However, during the three and nine months ended March 31, 2002 the Company recovered previously paid income taxes of approximately $0.7 million as a result of tax law changes, which extended the period for which companies were allowed to carry-back losses. The Company has provided a full valuation allowance against the remaining portion of its deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its future realization.

Liquidity and Capital Resources

At March 30, 2003, the Company had working capital of $33.6 million, including cash and equivalents and short-term investments of $60.7 million, compared to working capital of $23.3 million, including cash and equivalents and short-term investments of $63.4 million, at June 30, 2002. The increase in working capital resulted primarily from earnings, adjusted for non-cash items primarily consisting of depreciation and amortization, offset in part by capital expenditures, repayment of long-term debt and capital lease obligations and the final payment on a long-term online marketing contract. In addition to its cash and short-term investments, at March 30, 2003 and June 30, 2002, the Company maintained approximately $4.4 million and $9.6 million of long-term investments, respectively, consisting primarily of investment grade corporate and U.S. government securities.

Net cash used in operating activities of $1.7 million for the nine months ended March 30, 2003 was primarily attributable to seasonal changes in working capital, consisting of inventory purchases for the upcoming holidays and spring selling season, a contractual payment on a long-term online marketing agreement and a reduction in accounts payable and accrued expenses, offset by net income, adjusted for non-cash charges of depreciation and amortization.

Net cash provided by investing activities of $11.5 million for the nine months ended March 30, 2003 was principally comprised of net maturities of long-term investments, reduced by capital expenditures related to the Company's technology infrastructure.

Net cash used in financing activities was $1.9 million for the nine months ended March 30, 2003, resulting primarily from repayments of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options and purchases of stock under the Company's Employee Stock Purchase Plan.

At March 30, 2003, the Company's material capital commitments consist of:

o  obligations   outstanding  under  capital  and  operating  leases  (excluding guarantees of $0.5 million), as well as commercial notes related to obligations arising from, and collateralized by, the underlying assets of the Company's warehousing/fulfillment facility in Madison, Virginia (fiscal 2003: $3.4 million, fiscal 2004: $10.2 million, fiscal 2005: $8.9 million, fiscal 2006: $5.2 million, fiscal 2007: $3.2 million, fiscal 2008: $1.6 million, and thereafter: $9.4 million);
o  online marketing agreements ($1.1 million); and
o  inventory commitments ($8.0 million).

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of May 7, 2003, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be funded utilizing available cash.

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

The Company periodically evaluates acquired businesses for potential impairment indicators. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.


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

         (b)  Reports on Form 8-K

              On April 7, 2003, the Company announced that it received notification from J.P. Morgan Partners (SBIC), LLC that it had terminated its Rule 10b5-1 Sales Plan, effective at the close of business on Tuesday, April 8, 2003.

              On April 22, 2003, the Company filed a report on Form 8-K announcing results of operations and financial condition for its fiscal 2003 third quarter ended March 30, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          1-800-FLOWERS.COM, Inc.
                                          --------------------------
                                          (Registrant)




Date:  May 13, 2003                       /s/ James F. McCann
----------------------                    --------------------------
                                          James F. McCann
                                          Chief Executive Officer
                                          Chairman of the Board of Directors
                                          (Principal Executive Officer)




Date:  May 13, 2003                       /s/ William E. Shea
----------------------                    --------------------------
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

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

    (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 13, 2003                       /s/ James F. McCann
-----------------------                   ------------------------
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

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

    (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003                       /s/ William E. Shea
-----------------------                   ------------------------
                                          William E. Shea
                                          Senior Vice President Finance and
                                          Administration (Principal Financial
                                          and Accounting Officer)