Form 10-Q/A
period 2002-12-29
1 800 FLOWERS COM INC
filed 2003-05-14
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A



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




Date:  May 14, 2003                         /s/ James F. McCann
------------------------                    -----------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)




Date:  May 14, 2003                          /s/ William E. Shea
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