Form 10-K
period 2003-06-29
1 800 FLOWERS COM INC
filed 2003-09-26
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 29, 2003

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                              1-3117311
      --------                                             -----------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes (X) No ( )

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on September 23, 2003 as reported on the Nasdaq National Market, was approximately $222,013,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   28,784,671
 (Number of shares of class A common stock outstanding as of September 23, 2003)

                                   37,013,855
 (Number of shares of class B common stock outstanding as of September 23, 2003)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the SEC within 120 days of June 29, 2003, are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.

                                    FORM 10-K
                     For the fiscal year ended June 29, 2003

                                      INDEX


PART I
 Item 1.  Business                                                           1

 Item 2.  Properties                                                        20

 Item 3.  Legal Proceedings                                                 20

 Item 4.  Submission of Matters to a Vote of Security Holders               20

PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder     22
          Matters

 Item 6.  Selected Financial Data                                           24

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             26

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk        35

 Item 8.  Financial Statements and Supplementary Data                       36

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          36

 Item 9A. Controls and Procedures                                           36

PART III
 Item 10. Directors and Executive Officers of the Registrant                36

 Item 11. Executive Compensation                                            36

 Item 12. Security Ownership of Certain Beneficial Owners and Management    36

 Item 13. Certain Relationships and Related Transactions                    36

 Item 14. Principal Accounting Fees and Services                            36

Part IV
 Item 15. Exhibits, Financial Statement Schedules and Reports on Form
          8-K                                                               37

 Signatures                                                                 40

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

Item 1. BUSINESS

The Company

For more than 25 years, 1-800-FLOWERS.COM has helped millions of customers connect with the people they care about with a broad range of thoughtful gifts, award-winning customer service and its unique technology and fulfillment infrastructure. The Company's product line includes flowers, plants, gourmet foods, candies, gift baskets and other unique gifts available to customers around the world via: the Internet (www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377) 24 hours a day; or by visiting one of the Company-operated or franchised stores. 1-800-FLOWERS.COM's collection of thoughtful gifting brands includes home decor and garden merchandise from Plow & Hearth(R) (phone: 1-800-627-1712 or web: www.plowandhearth.com), premium popcorn, confections and other food gifts from The Popcorn Factory(R) (phone:
1-800-541-2676 or web: www.thepopcornfactory.com), gourmet food products from GreatFood.com(R) (www.greatfood.com), and children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com). The Company's Class A common stock is listed on the NASDAQ National Market (ticker symbol "FLWS").

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

The Company's online presence has enabled it to expand the number and types of products it can effectively offer. As a result, the Company has developed relationships with customers who purchase products not only for gifting occasions but also for everyday consumption. Since 1995, the Company has broadened its product offerings of flowers, gourmet foods and gifts and added complementary home and garden merchandise through its April 1998 acquisition of Plow & Hearth, as well as unique and educational children's toys and games when it acquired the HearthSong and Magic Cabin product lines in June 2001. In order to further expand its gourmet food line, the Company acquired GreatFood.com, in November 1999, as well as purchased selected assets of The Popcorn Factory in May 2002, adding premium popcorn and specialty snack foods to the Company's product offerings.

The Company's Strategy

1-800-FLOWERS.COM objective is to become the leading provider of thoughtful gifts, helping its customers connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service. The key elements of its strategy to achieve this objective are:

Opportunistically Extend the Company's Brands. The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings to complementary products, including giftware, gourmet foods, home and garden merchandise, and children's toys and games. This extension of product offerings through its brands has enabled the Company to increase the number of purchases by existing customers who have come to trust the
1-800-FLOWERS.COM brand, as well as attract a significant number of new customers.

The Company believes its brands are characterized by:

      o Convenience. All of the Company's product offerings can be purchased either via the Company's toll-free telephone numbers from their home or office 24 hours a day, seven days a week, or via the web for those customers who prefer a visual representation of their product selection. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
      o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
      o Delivery. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet(R) (comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers, and franchise stores), with Company-owned distribution centers in Madison, Virginia, Vandalia, Ohio and Lake Forest, Illinois and brand-name vendors who ship directly to the Company's customers. These fulfillment points are connected by the Company's proprietary "BloomLink(R)" communication system, an internet-based system through which orders and related information are transmitted.
      o Selection. Over the course of a year, the Company offers over 3,000 varieties of fresh-cut flowers, floral arrangements and plants, over

        3,700 SKUs of gifts and gourmet foods, approximately 8,600 different products for the home and garden, including garden accessories and casual lifestyle furnishings, and over 4,200 unique and educational toys and games.
      o Customer Service. The Company strives to ensure that customer service, whether online, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates four customer service facilities to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

The Company's goal is to make the 1-800-FLOWERS.COM brands synonymous with thoughtful gifting. To do this, the Company intends to continue to invest in its brands through the use of selective media, public relations and strategic Internet portal relationships, while capitalizing on the Company's large and loyal customer base through cost-effective customer retention programs.

As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, the Company intends to market other high-quality brands in addition to 1-800-FLOWERS.COM. The Company intends to accomplish this through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. In keeping with this strategy, in May 2002, the Company acquired The Popcorn Factory, a manufacturer and direct marketer of giftable premium popcorn and related food gift products, and in June 2001, the Company acquired The Children's Group, including its two brands of unique and educational children's toys and games. In fiscal 2000 the Company acquired GreatFood.com, an online retailer of gourmet foods, and in 1998, the Company acquired Plow & Hearth, a direct marketer of home decor and garden merchandise. As a complement to the Company's own brands and product lines, the Company has formed strategic relationships with Lenox(R), Waterford(R), Godiva(R), Hershey's(R), Gund(R), Crabtree and Evelyn(R), American Greetings Corporation(R), Things Remembered(R) and Yankee Candle(R), among others, in order to provide our customers with an even broader selection of products to further its position as a destination for all of their gifting needs.

Expand its Product Offerings. The Company's wide selection of products creates the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company's merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet food, home and garden and children's toys, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion, convey a sentiment or cater to a casual lifestyle. As part of this continuing effort, the Company intends to increase the number of, as well as expand its relationships with its existing product manufacturers or, where appropriate, acquire businesses with complementary product lines.
Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. The Company plans to encourage more frequent and extensive use of its Web site, by continuing to provide product-related content and interactive features. The Company will also continue to improve its customers' shopping experience by personalizing the features of its Web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. As of June 29, 2003, the Company's total database of customers numbered approximately 21.3 million (12.1 million of which have transacted business with the Company within the past 36 months), 7.8 million of which have transacted business with the Company online (6.2 million of which have transacted business with the Company online within the past 36 months).

In addition, the Company believes it has a significant opportunity to expand its corporate accounts and intends to focus greater resources on developing customized plans for its corporate customers, such as its existing programs with AT&T, IBM, JPMorgan Chase, Ford and General Electric to assist them with their corporate gifting needs and those of their employees.

Increase the Number of Online Customers. To increase the number of customer orders placed through its cost-effective Web site, the Company intends to continue to:

      o actively promote its Web site through Web portals, online networks and search engines;
      o expand its online affiliate program, in which independent Web sites link directly to the Company's Web site;
      o aggressively market the Company's Web site in its advertising campaigns;
      o facilitate access to the Company's Web site for its corporate customers by implementing direct links from their internal corporate networks.

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

During the past several years, the Company has invested heavily in building a scalable technology platform to support the Company's growing order volume. During fiscal 2003, the Company completed the in-sourcing of its Web-hosting and disaster recovery systems. In addition to cost savings, in-sourcing has also provided improved operational flexibility, additional capacity and system redundancy. Although the Company will continue to make significant investments, and use available technologies in order to improve its operations, the Company plans to leverage its existing information technology infrastructure capabilities, thereby allowing for continued reduction in overall technology spending as a percentage of revenues while providing resources to focus on customer specific projects to ensure that our customers are provided an enjoyable shopping experience.

Continue to Improve the Company's Fulfillment Capabilities. A majority of the Company's customers' purchases of floral and floral-related gift products are fulfilled by one of the Company's BloomNet(R) members. This allows the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers' need for prompt delivery. In addition, the Company is better able to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects BloomNet(R) members for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

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

The Company intends to improve its fulfillment capabilities to make its operations more efficient by:

      o strengthening relationships and increasing the number of its vendors and BloomNet(R) member florists, as appropriate, to ensure geographic coverage and shorten delivery times;
      o implementing alternative means of fulfillment, including centralized production and strategic expansion and logistical positioning of Company-owned fulfillment centers and LFC's;
      o continuing to improve warehousing operations and reduce fulfillment times in support of its gift, gourmet food, home and garden and children's product lines.

The Company's Products

The Company offers a wide range of products, including fresh-cut flowers, floral arrangements and plants, gifts, popcorn and gourmet foods, home and garden merchandise and unique toys and games for children. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers. For the years ended June 29, 2003, June 30, 2002, and July 1, 2001, the floral category represented 50.7% 54.2%, and 59.3%, of total net revenues, respectively.

Over the course of a year, the Company's product selection consists of:

Flowers. The Company offers more than 1,900 varieties of fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery.

Plants. The Company also offers approximately 600 varieties of popular plants to brighten the home and/or office, and accent the gardens and landscapes.

Gourmet Food. The Company offers more than 300 premium popcorn and specialty snack products from The Popcorn Factory brand, as well as approximately 1,000 carefully selected gourmet food and sweet products from the GreatFood brand, including candies, chocolates, nuts, cookies, fruit, imported cheeses and giftable surf-and-turf dinners. The Company's most popular items are offered in beautiful and innovative gift baskets, providing customers with an assortment of baskets to choose from. In addition, The Popcorn Factory brand's premium popcorn and related products can be packaged in seasonal, occasion specific, decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customer's gifting needs.

Unique and Specialty Gifts. The Company offers 1,700 specially selected gift items, including plush toys, balloons, bath and spa items, candles, wreaths, ornaments, collectibles, home accessories, giftware and fine jewelry.

Home and Garden. Through its Plow & Hearth brand, the Company offers more than 6,700 SKUs for home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and approximately 1,900 gardening items, including tools and accessories, pottery, nature-related products, books and related products.

Children's Gifts. Through the HearthSong and Magic Cabin brands, the Company offers over 4,200 products, including environmentally friendly toys, plush stuffed animals, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.

Greetings. Through its relationships with American Greetings Corporation and Cardstore.com, the Company provides its customers the ability to send personalized electronic and printed greeting cards with hundreds of fun and creative ways to express emotions, offer congratulations, or just keep in touch. In addition to giving its customers the ability to send electronic greetings through AmericanGreetings.com, the online greetings division of American
Greetings Corporation, the revenue sharing relationship provides that the Company will be a floral provider on AmericanGreetings.com, BlueMountain.com and Egreetings.com.

The Company's Web Sites

The Company offers floral, plant, gourmet food and specialty gift products through its 1-800-FLOWERS.COM Web site (www.1800flowers.com). Customers can come to the Web site directly or be linked by one of the Company's portal providers or search engine relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft, Google and Overture, as well as approximately 40,000 members of its online affiliate program. The Company also offers home and garden products through the Plow & Hearth Web site (www.plowandhearth.com), gourmet food products through GreatFood.com (www.greatfood.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com) and children's gifts through its HearthSong (www.hearthsong.com) and Magic Cabin (www.magiccabin.com) Web sites. As of June 29, 2003, approximately 7.8 million customers had made a purchase through the Company's online sales channel.

Greater than 70% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

The Company's Web sites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience. The Company's Web sites offer customers detailed product information, complete with photographs, personalized shopping services, contests, home decorating and how-to tips, information on floral trends, gift-giving suggestions and information about special events and offers. The Company has designed its Web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. The Company's 1-800-FLOWERS.COM and Popcorn Factory Web sites include the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour/7 day customer service that are available to all its customers:

Product Search and Order Tracking. The Company has implemented sophisticated search capabilities, which enable customers to search for products by occasion, category/department, price point, flower type, brand or keyword. The Company's Web site also features a "more shopping" section, containing an easy-to-view drop-down list and quick-links to some of the most popular categories. The Company's online order tracking capabilities allow customers to quickly and easily view the delivery status of their purchase, while its "Delivery Wizard" provides customers with expected delivery dates for each product selection.

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

Multiple Channel Access to Gifting Consultants. The Company's Web site offers customers the ability to use e-mail, real-time online keyboard-to-keyboard chat messaging and "click-to-talk" capability to reach one of the Company's gift consultants who can answer product questions, provide gifting suggestions or resolve order issues. The Company also offers its customers answers to frequently asked questions directly on the Web site.

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

Marketing and Promotion

The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, build customer loyalty, increase the number of customers, encourage repeat purchases and develop additional product revenue opportunities. The Company also intends to develop and market other high-quality brands in addition to its current 1-800-FLOWERS.COM, Plow & Hearth, GreatFood, The Popcorn Factory, HearthSong and Magic Cabin brands through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. The Company markets and promotes its brands and products as follows:

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to introduce additional products to its existing customers. Through the use of the Plow & Hearth, HearthSong, The Popcorn Factory and Magic Cabin catalogs the Company has cross-promoted its floral and gift products to its non-floral customers and the Company similarly cross-promotes its non-floral products to its floral and gift customers in the 1-800-FLOWERS gift catalog. In addition to providing a direct sale mechanism, the Company believes that these catalogs will attract additional customers to the Company's Web sites. For the year ended June 29, 2003, the Company mailed in excess of 110 million branded catalogs.

Traditional Media. The Company utilizes traditional media, including television, radio, print and outdoor advertising, to market its brand and products. Traditional media allows the Company to reach a large number of customers and to target particular market segments.

The Company's Strategic Online Relationships. The Company promotes its products through strategic relationships with leading Web portals, search engines and online networks. The Company's relationships include, among others, AOL, Yahoo!, Microsoft, Google, Overture and AmericanGreetings.com.

The Company's Online Affiliate Program. In addition to securing alliances with frequently visited Web sites, the Company developed an affiliate network that has  grown  to  approximately  40,000  Web  sites  operated  by  third  parties.
Affiliates may join this program through the Company's Web site and their participation may be terminated by them or by the Company at any time. These Web sites earn commissions on purchases made by customers referred from their sites to the Company's Web site. The affiliates include such Web sites as Looksmart.com, IGive.com, MyPoints.com, BizRate.com, ATT.net, Ebates.com and SchoolPop.com.

E-mails. The Company is able to capitalize on its customer database of approximately 21.3 million customers (12.1 million of which have transacted business with the Company within the past 36 months), 7.8 million of which have transacted business with the Company on-line (6.2 million of which have transacted business with the Company online within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

Co-Marketing and Promotions. The Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with American,

United and Delta Airlines, as well as Upromise, Capital One, American Express, VISA and MasterCard, among others.

Fulfillment Operations

The Company's customers primarily place their orders either online or over the telephone. The Company's development of a hybrid fulfillment system which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet(R) (independent florists operating retail flower shops and LFC's, Company-owned stores and fulfillment centers, and franchise stores), with the Company-owned distribution centers and brand-name vendors who ship directly to the Company's customers. While providing a significant competitive advantage in terms of delivery options, the Company's fulfillment system also has the added benefit of reducing the Company's capital investments in inventory and infrastructure. Fulfillment of products is as follows:

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

The Company's relationships with its BloomNet(R) members are non-exclusive. Many florists, including many BloomNet(R) florists, also are members of other floral fulfillment organizations. The BloomNet(R) agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist. As of June 29, 2003, the Company had entered into more than 60 Order Fulfillment Agreements with selected BloomNet(R) members to operate LFC's. Generally, these agreements provide for a three-year term, terminable upon 30 days notice upon breach and immediately by the Company in the event of certain specified defaults by the operator of the LFC. In consideration of the operator's satisfactory performance, the Company agrees to use reasonable efforts to forward orders with a specified minimum merchandise value during each year of the agreement. The Company has not granted an exclusive territory to any operator.

In certain instances, the Company is required to fulfill orders through non-BloomNet(R) members, and transmits these orders to the fulfilling florist using the communication system of an independent wire service or via telephone. In addition to orders fulfilled by BloomNet(R) and non-BloomNet(R) member florists, the Company ships overnight via common carrier to its customers directly from growers and through its fulfillment centers.

As of June 29, 2003, the Company operates 21 floral retail stores, located primarily in the New York and Los Angeles metropolitan areas and 6 fulfillment centers. In addition, the Company has 80 franchised stores, located primarily in California. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

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

Home and Garden and Children's Toys. The Company fulfills purchases of home and garden merchandise from its Madison, Virginia and Vandalia, Ohio fulfillment center or by third-party product suppliers using next-day or other delivery option selected by the customer. In fiscal 2003, the Company shipped approximately 2.3 million packages from these facilities which employ advanced technology for receiving, packaging, shipping and inventory control.

Technology Infrastructure

The Company believes it has an advanced technology platform. Its technology infrastructure, primarily consisting of the Company's Web site, transaction processing, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical. In recent years the Company installed an Oracle-based order processing and database management system, developed
BloomLink, upgraded its telecommunications network, including its call management system and internalized its Web-hosting and development capabilities. The Company plans to continue to invest in technologies that will improve and expand its e-commerce and telecommunication capabilities.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others,"1-800-FLOWERS.COM", "1-800-FLOWERS", "Plow & Hearth", "GreatFood.com", "The Popcorn Factory", "TheGift.com", "HearthSong" and "Magic Cabin". The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.flowers.com, www.plowandhearth.com, www.greatfood.com, www.thepopcornfactory.com, www.hearthsong.com and www.magiccabin.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. The Company intends to police against infringement or misappropriation. However, the Company cannot guarantee it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers and domain names.

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

Employees

As of June 29, 2003, the Company had a total of approximately 2,500 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The Company has incurred losses in recent years, and although the Company returned to profitability during fiscal 2003, no assurances can be made that positive net income will continue to be achieved in the future. In order to maintain profitability, the Company will need to continue to generate sufficient revenues and maintain and/or reduce operating expenditures. Management cannot assure you that the Company will generate revenues or reduce operating expenses sufficiently to maintain profitability. Even if the Company does continue to be profitable, it may not sustain or increase profitability on a quarterly or annual basis in the future.

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

If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company's business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in the introduction of its expanded product lines including plants, gift baskets, popcorn, gourmet food, unique or specialty gifts, home and garden accessories and children's gifts, it expects to continue to incur significant costs in marketing these new products. If the Company's customers do not find its expanded product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. Although the Company expects a significant portion of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL Time Warner, Yahoo!, Overture, Google and Microsoft Corporation, for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or not grow. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, its customers may not shop with the Company again. In many cases, floral orders placed by the Company's customers are fulfilled by local independent florists, a majority of which are a member of BloomNet(R). The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company's non-floral products. Non-floral products are delivered to customers either directly from the manufacturer or from the Company's fulfillment centers located in New York, Virginia, Ohio and Illinois. The Company has established relationships with the United States Postal Service, Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to raise the prices they charge to ship the Company's goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

The Company's franchisees may damage its brands or increase its costs by failing to comply with its franchise agreements or its operating standards. The Company's franchise business is governed by its Uniform Franchise Offering Circulars, franchise agreements and applicable franchise law. If the Company's franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brands may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on certain leases, which the franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid default under the primary lease. Furthermore, as a franchiser, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company's obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

If third parties acquire rights to use similar domain names or phone numbers or if the Company loses the right to use its phone numbers, its brands may be damaged and it may lose sales. The Company's Internet domain names are an important aspect of its brand recognition. The Company cannot practically acquire rights to all domain names similar to www.1800flowers.com, or its other brands, whether under existing top level domains or those issued in the future. If third parties obtain rights to similar domain names, these third parties may confuse the Company's customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales and could damage its brands.

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

Interruptions in FTD's Mercury system or Teleflora's Dove System or a reduction in the Company's access to these systems may disrupt order fulfillment and create customer dissatisfaction. A portion of the Company's customers' orders are communicated to the fulfilling florist through these third party systems. These systems are order processing and messaging networks used to facilitate the transmission of floral orders between florists. The Mercury system has in the past experienced interruptions in service. If these systems experience interruptions in the future, the Company could experience difficulties in fulfilling some of its customers' orders and those customers might not continue to shop with the Company.

The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what long-term effect, acts of terrorism, war, or similar unforeseen events, may have on its business. The Company's results of operations and financial condition could be adversely impacted if such events cause an economic slowdown in the United States, or other negative effects that cannot now be anticipated.

If the Company is unable to hire and retain key personnel, its business and growth may suffer. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann, as well as its senior management team which help manage its business and growth. The loss of the services of any of the Company's executive management or key personnel or its inability to attract qualified additional personnel could cause its business and growth to suffer and force it to expend time and resources in locating and training additional personnel.

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

Additional Information

The Company's internet address is www.1800flowers.com. We make available, via a link to the Securities and Exchange Commission's website, through our investor relations website located at www.1800flowers.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. The Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., 1600 Stewart Avenue, Westbury, NY 11590.

Item 2.  PROPERTIES

                                                                                          Square
 Location               Type                 Principal Use                                Footage          Ownership
 ---------------------- -------------------- ---------------------------------------- ------------------ --------------------
 Westbury, NY           Office               Headquarters and customer service             77,000            leased
 Alamogordo, NM         Office               Customer service                              23,000            owned
 Ardmore, OK            Office               Customer service                              24,000            leased
 Madison, VA            Office and           Distribution, administrative and
                        warehouse            customer service                             300,000            owned
 Lake Forest, IL        Office, plant and    Manufacturing, distribution and
                        warehouse            administrative                               148,000            leased
 Vandalia, OH           Warehouse            Distribution                                 200,000            owned

In addition to the above properties, the Company leases approximately 315,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 23, 2003:


Name                    Age   Position with the Company
-------------------------------------------------------------------------------

James F. McCann......... 52   Chairman of the Board and Chief Executive Officer
Christopher G. McCann... 42   Director and President
T. Guy Minetti.......... 52   Director and Vice Chairman
Peter G. Rice........... 58   President of The Plow & Hearth, Inc.
William E. Shea......... 44   Senior Vice President of Finance and
                              Administration, Treasurer, Chief Financial Officer
Gerard M. Gallagher..... 50   Senior Vice President, General Counsel, Corporate
                              Secretary
Thomas G. Hartnett...... 40   Senior Vice President of Retail and Fulfillment
Vincent J. McVeigh...... 43   Senior Vice President
Enzo J. Micali.......... 43   Senior Vice President of Information Technology

James F. McCann has served as the Company's Chairman of the Board and Chief Executive Officer since inception. Mr. McCann has been in the floral industry since 1976 when he opened his retail chain of flower shops in the New York metropolitan area. Mr. McCann is a member of the board of directors of Gateway, Boyd's Bears and Very Special Arts, as well as the board of Hofstra University and Winthrop-University Hospital. James F. McCann is the brother of Christopher
G. McCann, a Director and the President of the Company.

Christopher G. McCann has been the Company's President since September 2000 and prior to that was the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. Mr. McCann serves on the board of directors of Neoware, Inc. and is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Chairman of the Board and Chief Executive Officer.

T. Guy Minetti has been a Director of the Company since December 1993 and became the Company's Vice Chairman in September 2000. Mr. Minetti serves on the board of directors of American Sports Products Group Inc., a sporting goods manufacturer that he co-founded in 1993. In March 1989, Mr. Minetti founded Bayberry Advisors, an investment banking firm, and prior thereto, Mr. Minetti was a Managing Director at Kidder, Peabody & Company.

Peter G. Rice, President of The Plow & Hearth, Inc., was co-founder of The Plow & Hearth, Inc. and served as its President and Chairman of the Board since its inception in November 1980. Mr. Rice was founder of Blue Ridge Mountain Sports, a chain of retail backpacking/outdoor stores, and co-founder of Phoenix Products, a manufacturer of kayaks. He is a member of the Catalog Advisory Committee of the Direct Marketing Association and a past director of the New England Mail Order Association and of the U.S. Senate Productivity and Quality Award Board for Virginia.

William E. Shea has been our Senior Vice President of Finance and Administration and Chief Financial Officer since September 2000. Before holding his current position, Mr. Shea was our Vice President of Finance and Corporate Controller after joining us in April 1996. From 1980 until joining us, Mr. Shea was a certified public accountant with Ernst & Young LLP.

Gerard M.  Gallagher  has been our Senior Vice  President,  General  Counsel and
Corporate Secretary since August 1999 and has been providing legal services to the Company since its inception. Mr. Gallagher is the founder and a managing partner in the law firm Gallagher, Walker, Bianco and Plastaras, based in Mineola, New York, specializing in corporate, litigation and intellectual property matters since 1993. Mr. Gallagher is duly admitted to practice before the New York State Courts and the United States District Courts of both the Eastern District and Southern District of New York.

Thomas G. Hartnett has been our Senior Vice President of Retail and Fulfillment since September 2000. Before holding this position, Mr. Hartnett held various positions within the Company since joining the Company in 1991, including Controller, Director of Store Operations, Vice President of Retail Operations and most recently as Vice President of Strategic Development.

Vincent J. McVeigh has been our Senior Vice President since October 2000. Before holding this position, Mr. McVeigh held various positions within the Company since joining the Company in 1991, including Bloomnet Manager, Director of Call Center Operations and, most recently, as Vice President of Merchandising.

Enzo J. Micali has been our Senior Vice President of Information Technology and Chief Technology Officer since December 2000. Prior to joining the Company, Mr. Micali served as Chief Technology Officer for InsLogic. Prior to joining InsLogic, Mr. Micali spent 12 years in various technology management positions with J.P. Morgan Chase & Co., formerly Chase Manhattan Bank.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq National Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended June 29, 2003 and June 30, 2002.

                                                                           High          Low
                                                                       ------------ ------------
Year ended June 29, 2003

     July 1, 2002 - September 29, 2002                                   $11.25        $ 4.75

     September 30, 2002 - December 29, 2002                              $10.90        $ 5.75

     December 30, 2002 - March 30, 2003                                  $ 7.50        $ 5.61

     March 31, 2003 - June 29, 2003                                      $ 8.91        $ 6.45

Year ended June 30, 2002

     July 2, 2001 - September 30, 2001                                   $14.78        $ 9.90

     October 1, 2001 - December 30, 2001                                 $16.50        $ 8.20

     December 31, 2001 - March 31, 2002                                  $17.86        $10.72

     April 1, 2002 - June 30, 2002                                       $14.68        $ 9.85


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

Holders

As of September 23, 2003, there were approximately 117 shareholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 23, 2003, there were approximately 17 shareholders of record of the Company's Class B common stock.

Dividend Policy

Although the Company has never declared or paid any cash dividends on its Class A or Class B common stock, the Company anticipates that it will generate increasing free cash flow in excess of its capital investment requirements. As such, although the Company has no current intent to do so, the Company may chose, at some future date, to use some portion of its cash for the purpose of stock repurchases or cash dividends.

Resales of Securities

41,372,993 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 23, 2003, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Stock Repurchase Plan

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. No repurchases have been made as of September 23, 2003.

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's equity compensation plans as of June 29, 2003. The table includes the 1-800-FLOWERS.COM 1997 Stock Option Plan and the 1-800-FLOWERS.COM, Inc. 1999 Stock Incentive Plan.


                                                                                          Number of securities
                                                                                           remaining available
                                                                                           for future issuance
                                                                                              under equity
                                                      Number of                            compensation plans
                                                  securities to be    Weighted-average         (excluding
                                                     issued upon       exercise price     securities reflected
                                                     exercise of       of outstanding        in column (a))
                                                     outstanding          options
               Plan Category                           options
               ---------------------------------------------------------------------------------------------------
                                                        (a)                (b)                    (c)
                                                  ------------------ --------------------- -----------------------
               Equity     compensation    plans
               approved by security holders           10,001,345          $8.28                7,639,930

               Equity  compensation  plans  not
               approved by security holders
                                                               -              -                        -
                                                  ------------------ --------------------- -----------------------
               Total                                  10,001,345          $8.28                7,639,930
                                                  ================== ===================== =======================

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended June 29, 2003, June 30, 2002 and July 1, 2001, and the consolidated balance sheet data as of June 29, 2003 and June 30, 2002, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended July 2, 2000 and June 27, 1999, and the selected consolidated balance sheet data as of July 1, 2001, July 2, 2000 and June 27, 1999, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of operations and balance sheet data. The Company acquired The Popcorn Factory in May 2002, The Children's Group in June 2001, disposed of Floral Works in January 2000, and acquired GreatFood.com and TheGift.com in November 1999. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition and up through the date of disposition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.


                                                                                         Years ended
                                                                  ------------------------------------------------------------------
                                                                   June 29,       June 30,       July 1,       July 2,      June 27,
                                                                    2003           2002           2001         2000          1999
                                                                  ------------  -------------  ------------- ------------ ----------
                                                                                    (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
 Telephonic                                                        $  271,071   $ 248,931      $ 230,723     $ 227,380    $ 201,467
 Online                                                               265,278     218,179        182,924       116,810       52,668
 Retail/fulfillment                                                    29,269      30,095         28,592        35,338       38,717
                                                                  ------------  -------------  ------------- ------------ ----------
     Total net revenues                                               565,618     497,205        442,239       379,528      292,852
Cost of revenues                                                      324,565     293,269        267,779       237,493      179,697
                                                                  ------------  -------------  ------------- ------------ ----------
Gross profit                                                          241,053     203,936        174,460       142,035      113,155
Operating expenses:
 Marketing and sales                                                  170,013     150,638        154,321       155,353       89,126
 Technology and development                                            13,937      13,723         16,853        16,809        8,067
 General and administrative                                            29,593      28,179         27,043        28,975       15,748
 Depreciation and amortization                                         15,389      15,061         21,716        16,479        8,385
                                                                  ------------  -------------  ------------- ------------ ----------
     Total operating expenses                                         228,932     207,601        219,933       217,616      121,326
                                                                  ------------  -------------  ------------- ------------ ----------
Operating income (loss)                                                12,121      (3,665)       (45,473)      (75,581)      (8,171)
Other income (expense), net                                               117       1,448          4,152         7,422       (1,183)
                                                                  ------------  -------------  ------------- ------------ ----------
Income (loss) before income taxes and minority
  interests                                                            12,238      (2,217)       (41,321)      (68,159)      (9,354)
Benefit from income taxes                                                   -         706              -         1,286        2,715
                                                                  ------------  -------------  ------------- ------------ ----------
Income (loss) before minority interests                                12,238      (1,511)       (41,321)      (66,873)      (6,639)
Minority interests                                                          -           -              -            43         (207)
                                                                  ------------  -------------  ------------- ------------ ----------
Net income (loss)                                                      12,238      (1,511)       (41,321)      (66,830)      (6,846)
Redeemable Class C common stock dividends                                   -           -              -             -       (5,215)
                                                                  ------------  -------------  ------------- ------------ ----------
Net income (loss) applicable to common
  stockholders                                                       $ 12,238     $(1,511)     $ (41,321)     $(66,830)    $(12,061)
                                                                  ============  =============  ============= ============ ==========

Net income (loss) per common share applicable
  to common stockholders:
  Basic                                                                $0.19      $(0.02)      $  (0.64)       $(1.10)      $(0.27)
                                                                  ============  =============  ============= ============ ==========
  Diluted                                                              $0.18      $(0.02)      $  (0.64)       $(1.10)      $(0.27)
                                                                  ============  =============  ============= ============ ==========
Shares used in the calculation of net income
  (loss) per common share:
  Basic                                                                65,566      64,703         64,197        60,889       44,035
                                                                  ============  =============  ============= ============ ==========
  Diluted                                                              67,670      64,703         64,197        60,889       44,035
                                                                  ============  =============  ============= ============ ==========

                                                                                       As of
                                                                  ------------------------------------------------------------------
                                                                   June 29,       June 30,       July 1,       July 2,      June 27,
                                                                    2003           2002          2001           2000         1999
                                                                  ------------- ------------ ------------- --------------- ---------
                                                                                    (in thousands)
    Consolidated Balance Sheet Data:
    Cash and equivalents and short-term investments                $   61,218   $  63,399      $ 63,896       $111,624      $ 99,183
    Working capital                                                    26,875      23,301        27,409         82,129        85,619
    Investments                                                        19,471       9,591        16,284          1,918           984
    Total assets                                                      214,796     207,157       195,257        224,641       182,355
    Long-term liabilities                                              12,820      15,939        16,029         12,947        37,766
    Total stockholders' equity                                        137,288     123,908       117,816        158,918       109,003

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Certain of the matters and subject areas discussed in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those more fully described under the caption "Business - Risk Factors that May Affect Future Results" and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

For more than 25 years, 1-800-FLOWERS.COM has helped millions of customers connect to the people they care about through a broad range of thoughtful gifts, award-winning customer service and its unique technology and fulfillment infrastructure. The Company's product offering reflects a carefully selected assortment of high quality merchandise chosen to accommodate customer needs in celebrating a special occasion or conveying a personal sentiment. Most products are available for same-day or overnight delivery and all come with the Company's 100% satisfaction guarantee.

The Company's product line includes flowers, plants, gourmet foods, candies, gift baskets and other unique gifts available to customers around the world via: the Internet (www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377) 24 hours a day; or by visiting one of the Company-operated or franchised stores. The Company's collection of thoughtful gifting brands includes home decor and garden merchandise from Plow & Hearth(R) (phone: 1-800-627-1712 and web: www.plowandhearth.com), premium popcorn, confections and other food gifts from The Popcorn Factory(R) (phone: 1-800-541-2676 and web: www.thepopcornfactory.com), gourmet food products from GreatFood.com(R) (www.greatfood.com), and children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com).

Most of the Company's floral orders are fulfilled through BloomNet(R) (comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers and franchise stores). The Company transmits its orders either through BloomLink, its proprietary Internet-based electronic communication system, or the communication system of a third-party. A portion of the Company's floral and gift merchandise as well as its home and garden merchandise, non-floral gift products and gourmet food merchandise are shipped by the Company, members of BloomNet(R) or third parties directly to the customer using common carriers. Most of the Company's home and garden products are fulfilled from its Madison, Virginia fulfillment center or its Vandalia, Ohio distribution facility, while the Company's children's merchandise is fulfilled from its Vandalia facility. The Company's gourmet popcorn and related merchandise is fulfilled primarily from its Lake Forest, Illinois manufacturing facility.

As of June 29, 2003 the Company-owned retail fulfillment operations consisted of 25 retail stores and 6 fulfillment centers. Retail fulfillment revenues also include fees paid to the Company by members of its BloomNet(R) network and royalties, fees and sublease rent paid to the Company by its 80 franchise stores. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. As such, a significant percentage of the revenues derived from Company-owned stores and fulfillment centers represent fulfillment of its telephonic and online sales channel floral orders and are eliminated as inter-company revenues.

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2003, 2002 and 2001 which ended on June 29, 2003, June 30, 2002 and July 1, 2001, respectively, consisted of 52 weeks.

Net Revenues

                                                              Years Ended
                                 ----------------------------------------------------------------------
                                  June 29,                    June 30,                   July 1,
                                    2003        % Change       2002        % Change       2001
                                 ------------ ------------- ------------ ------------- -------------

                                                            (in thousands)
  Net revenues:
   Telephonic                     $271,071       8.9%          $248,931      7.9%         $230,723
   Online                          265,278      21.6%           218,179     19.3%          182,924
   Retail/fulfillment               29,269      (2.7%)           30,095      5.3%           28,592
                                    ------                       ------                     ------
                                  $565,618      13.8%          $497,205     12.4%         $442,239
                                  ========                     ========                   ========

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth during the fiscal years ended June 29, 2003 and June 30, 2002 was due primarily to an increase in order volume resulting from increased effectiveness of the Company's marketing efforts, strong brand name recognition and the Company's continued expansion of its non-floral product lines. The Company's non-floral offerings include a broad range of items such as home decor and garden merchandise, plants, candies, specialty gifts, gourmet foods, including the Popcorn Factory line of products which was acquired in May 2002, and children's gifts, offered through the HearthSong and Magic Cabin brands, which were acquired in June 2001. Non-floral gift products accounted for 49.3%, 45.8% and 40.7% of total combined telephonic and online net revenues during the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively.

The Company fulfilled approximately 8,681,000, 7,172,000 and 6,520,000 orders through its combined telephonic and online sales channels during the fiscal years ended June 29, 2003, June 30, 2002, and July 1, 2001, respectively, representing increases of 21.0% and 10.0% over the respective prior fiscal years. This growth resulted from increases in both online order volume, which increased 24.1% and 14.8%, during the years ended June 29, 2003 and June 30, 2002, respectively, in comparison to prior years, driven by traffic increases through the Company's Web sites as well as through third-party portals and Web sites, and telephonic order volume, which during the years ended June 29, 2003 and June 30, 2002 increased 17.7% and 5.2% over the respective prior years, resulting from the acquisitions of the Company's gourmet popcorn product line in May 2002, and the Company's children's gift product line in June 2001. The Company's combined telephonic and online sales channel average order value decreased 5.1% to $61.79 during the fiscal year ended June 29, 2003, primarily as a result of the impact of the Popcorn Factory product line which has a lower average order value ($65.01 excluding The Popcorn Factory). During the fiscal year ended June 30, 2002 the average order increased 2.5% to $65.02. The Company's online sales channel contributed 49.5%, 46.7% and 44.2% of the total combined telephonic and online revenues during the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders,
(ii) online customers can view the Company's full range of gift offerings - including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening its relationship with them and leading to increased order rates, and
(iv) when customers visit the Company online, it provides an opportunity to engage them in an electronic dialog via cost efficient e-mail marketing programs.

Retail/fulfillment revenues for the fiscal year ended June 29, 2003 decreased as compared to the prior year period primarily as a result of the sale, closure, or conversion of certain company-owned retail stores into franchised operations. The increase in retail/fulfillment revenues for the fiscal year ended June 30, 2002, in comparison to the prior fiscal year, was primarily due to the November 2001 opening of a new home and garden outlet store in Williamsburg, VA, and an increase in same store sales, offset in part by the reduction in retail stores late in the fiscal year.

Gross Profit

                                                              Years Ended
                                 -----------------------------------------------------------------------
                                   June 29,                    June 30,                       July 1,
                                     2003        % Change       2002          % Change         2001
                                 ------------- ------------- -------------  -------------- -------------
                                                             (in thousands)

  Gross profit                     $241,053        18.2%      $203,936          16.9%        $174,460
  Gross margin %                     42.6%                      41.0%                          39.4%

Gross profit consists of net revenues less cost of revenues which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire service entities that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the fiscal years ended June 29, 2003 and June 30, 2002 as a result of increased order volume, and an improved gross margin percentage. Gross margin percentage increased by 160 basis points during each of the fiscal years ended June 29, 2003 and June 30, 2002 due to several factors including: (i) increased non-floral product sales, which were further complemented by the acquisitions of The Popcorn Factory line of products in May 2002, and the HearthSong and Magic Cabin product lines in June 2001, all of which generate higher gross margins, (ii) improvements in product shipping costs, inventory management and product sourcing, (iii) increases in the Company's service charge, aligning it with industry norms, and (iv) the
Company's continued focus on customer service, whereby stricter control standards and enforcement methods reduced the rate of product credits/returns and replacements.

As the Company continues to grow its higher margin, non-floral business, the Company expects that gross margin percentage, while varying by quarter due to seasonal changes in product mix, will continue to increase.

Marketing and Sales Expense

                                                              Years Ended
                                 -----------------------------------------------------------------------
                                   June 29,                   June 30,                       July 1,
                                     2003        % Change       2002          % Change         2001
                                 ------------- --------------------------   -------------- -------------
                                                             (in thousands)

Marketing and sales                $170,013        12.9%      $150,638          (2.4)%       $154,321
Percentage of sales                  30.1%                      30.3%                          34.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased to 30.1% and 30.3% of net revenues during the fiscal years ended June 29, 2003 and June 30, 2002, respectively, as a result of volume related operating efficiencies and targeted cost-effective advertising, coupled with the Company's strong brand name and order processing cost reduction initiatives. The decrease in marketing and sales expenses in fiscal 2002, from 34.9% (33.3%, exclusive of the non-recurring charge discussed below) of net revenues in fiscal 2001 to 30.3% in fiscal 2002, was also due to a non-recurring charge of $7.3 million ($0.11 per share), as a result of the modification of an interactive marketing agreement with one of the Company's portal providers. As a result of the Company's cost efficient customer retention programs, of the 5.4 million customers who placed orders during the fiscal year ended June 29, 2003, approximately 42.4% represented repeat customers compared to 39.2% in the prior fiscal year. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 3.1 million new customers during the fiscal year ended June 29, 2003, as compared to 3.0 million during the fiscal year ended June 30, 2002.

In order to further execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Although the Company believes that increased spending in the area of marketing and sales will be necessary for the Company to continue to grow its revenues, the Company expects that on an annual basis, marketing and sales expense will decline as a percentage of net revenues.

Technology and Development Expense

                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                           June 29,                    June 30,                   July 1,
                                             2003       % Change        2002       % Change        2001
                                        -------------- ------------- ----------- ------------- -------------
                                                                    (in thousands)

Technology and development                $13,937         1.6%         $13,723      (18.6)%        $16,853
Percentage of sales                         2.5%                         2.8%                        3.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense increased during the year ended June 29, 2003, in comparison to the prior year, as a result the incremental costs associated with the addition of The Popcorn Factory, acquired in May 2002, but decreased as a percentage of net revenues due to the continuing benefit realized by in-sourcing technology applications and by bringing the Company's disaster recovery Web-hosting platform in-house. The decrease in technology and development expenses during fiscal 2002, in comparison to fiscal 2001, was primarily due to cost efficiencies realized by bringing both the Company's primary Web-hosting and application development capabilities in-house during the latter half of fiscal 2001. Internalizing the Company's hosting and development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the fiscal years ended June 29, 2003, June 30, 2002, and July 1, 2001, the Company expended $22.2 million, $24.5 million and $30.7 million on technology and development, of which $8.3 million, $10.8 million and $13.8 million, respectively, has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal years will continue to decrease as a percentage of net revenues due to the expected benefits from previous investments in the Company's current technology platform.

General and Administrative Expenses

                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                           June 29,                    June 30,                   July 1,
                                            2003        % Change        2002       % Change        2001
                                        -------------- ------------- ----------- ------------- -------------
                                                                    (in thousands)

General and administrative                  $29,593        5.0%        $28,179        4.2%       $27,043
Percentage of sales                           5.2%                       5.7%                      6.1%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expenses during the fiscal years ended June 29, 2003 and June 30, 2002, in comparison to their respective prior years, was primarily attributable to the incremental costs associated with the acquisitions of The Popcorn Factory in May 2002 and The Children's Group in June 2001, and increased insurance costs resulting from overall market conditions, partially offset by various cost reduction initiatives.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, and as such, while increasing in absolute dollars, general and administrative expenses on an annual basis are expected to remain consistent as a percentage of net revenues.

Depreciation and Amortization

                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                          June 29,                     June 30,                   July 1,
                                            2003         % Change       2002       % Change        2001
                                        -------------- ------------- ----------- ------------- -------------
                                                                    (in thousands)

Depreciation and amortization             $15,389          2.2%        $15,061      (30.6%)         $21,716
Percentage of sales                         2.7%                         3.0%                         4.9%

Depreciation and amortization expense increased during the fiscal year ended June 29, 2003, in comparison to the prior year, primarily as a result of incremental depreciation and amortization associated with The Popcorn Factory, acquired in May 2002, offset in part by the impact of the Company's declining rate of capital additions, and the fact that certain software components of the Company's order entry, customer service, fulfillment and database systems, implemented in fiscal 2000, are now fully depreciated. The decrease in depreciation and amortization expense during the fiscal year ended June 30, 2002, in comparison to the prior fiscal year, was primarily the result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which requires the discontinuance of amortization of goodwill and other intangible assets with indefinite useful lives. As a result, depreciation and amortization expense for the year ended July 1, 2001 includes $7.5 million ($0.12 per share) of goodwill amortization which is not included in fiscal 2002.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues in comparison to prior years.

Other Income (Expense)

                                                                     Years Ended
                                        --------------------------------------------------------------------
                                           June 29,                    June 30,                    July 1,
                                            2003         % Change       2002       % Change        2001
                                        -------------- ------------- ----------- ------------- -------------
                                                                    (in thousands)

Interest income                            $1,157        (57.0%)        $2,688        (55.0%)       $5,971
Interest expense                            (982)         21.1%         (1,245)         1.5%        (1,264)
Other, net                                   (58)       (126.0%)             5        100.9%          (555)
                                        --------------               -----------               -------------
                                            $117         (91.9%)        $1,448        (65.1%)       $4,152
                                        ==============               ===========               =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The decrease in interest income for the years ended June 29, 2003 and June 30, 2002 was primarily due to the decline in cash and investment balances in order to fund capital expenditures and the acquisitions of The Popcorn Factory in May 2002, and the HearthSong and Magic Cabin brands in June 2001, as well as for fiscal 2002 a decline of the Company's average rate of return on its investments due to prevailing market conditions. The reduction in interest expense was primarily due to the decline of interest rates associated with the Company's variable rate long-term debt. During fiscal 2001, the Company recorded a non-recurring charge of $1.0 million (included above in "Other, net") associated with the write-down of the Company's minority investment in a technology partner, purchased in fiscal 2000. Offsetting this write-down was a gain of $0.3 million, recognized by the Company in November 2000, on the sale of its investment in American Floral Services, Inc. ("AFS").

Income Taxes

During the fiscal year ended June 29, 2003, the Company provided no income tax provision due to the availability of net operating loss carryforwards. However, during the fiscal year ended June 30, 2002, the Company recovered previously paid income taxes of approximately $0.7 million as a result of tax law changes which extended the period for which companies were allowed to carry-back losses. The Company has provided a full valuation allowance against the remaining portion of its net deferred tax assets, consisting primarily of net operating losses, because of uncertainty regarding its future realization.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2003 and 2002. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                               Three months ended
                                   --------------------------------------------------------------------------------
                                    Jun. 29,  Mar. 30,  Dec. 29,  Sep. 29,  Jun. 30,  Mar. 31,  Dec. 30,  Sep. 30,
                                      2003     2003       2002     2002      2002      2002      2001      2001
                                   --------- --------- --------- --------- --------- --------- --------- ----------
                                                                  (in thousands)
Net revenues:
  Telephonic                        $62,254   $52,287  $113,999    $42,531  $63,699   $50,715   $93,550    $40,967
  Online                             84,133    64,595    75,750     40,800   68,468    56,874    60,497     32,340
  Retail fulfillment                  8,456     7,239     7,680      5,894    8,120     7,835     8,278      5,862
                                   --------- --------- --------- --------- --------- --------- --------- ----------
Total net revenues                  154,843   124,121   197,429     89,225  140,287   115,424   162,325     79,169
Cost of revenues                     91,588    73,095   107,335     52,547   83,076    70,690    91,626     47,877
                                   --------- --------- --------- --------- --------- --------- --------- ----------

Gross profit                         63,255    51,026    90,094     36,678   57,211    44,734    70,699     31,292

Operating expenses:
  Marketing and sales                40,372    35,710    64,978     28,953   37,529    31,533    54,945     26,631
  Technology and development          3,621     3,323     3,415      3,578    3,279     3,222     3,532      3,690
  General and administrative          7,381     7,343     7,462      7,407    7,353     6,847     7,065      6,914
  Depreciation and amortization       3,698     3,594     4,068      4,029    3,912     3,788     3,767      3,594
                                   --------- --------- --------- --------- --------- --------- --------- ----------

     Total operating expenses        55,072    49,970    79,923     43,967   52,073    45,390    69,309     40,829
                                   --------- --------- --------- --------- --------- --------- --------- ----------

Operating income (loss)               8,183     1,056    10,171     (7,289)   5,138      (656)    1,390     (9,537)

Other income (expense), net              79       127       (84)        (5)     322       115       420         591
Income tax benefit                        -         -         -          -        -       706         -           -
                                   --------- --------- --------- --------- --------- --------- --------- ----------

Net income (loss)                    $8,262    $1,183   $10,087    $(7,294)  $5,460      $165    $1,810    $(8,946)
                                   ========= ========= =========  ========= ========= ========= ========= ==========

Net income (loss) per share:
  Basic                               $0.13     $0.02     $0.15     $(0.11)   $0.08     $0.00     $0.03     $(0.14)
                                   ========= ========= =========  ========= ========= ========= ========= ==========
  Diluted                             $0.12     $0.02     $0.15     $(0.11)   $0.08     $0.00     $0.03     $(0.14)
                                   ========= ========= =========  ========= ========= ========= ========= ==========

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into gift, home, gourmet and other related products, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter, in relation to its fiscal first and third quarters.

Liquidity and Capital Resources

At June 29, 2003, the Company had working capital of $26.9 million, including cash and equivalents and short-term investments of $61.2 million, compared to working capital of $23.3 million, including cash and equivalents and short-term investments of $63.4 million, at June 30, 2002. The increase in working capital resulted primarily from earnings, adjusted for non-cash items primarily consisting of depreciation and amortization, offset in part by capital expenditures, repayment of long-term debt and capital lease obligations and the final payment on a long-term online marketing contract. In addition to its cash and short-term investments, at June 29, 2003 and June 30, 2002, the Company maintained approximately $19.5 million and $9.6 million of long-term investments, respectively, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $19.5 million for the fiscal year ended June 29, 2003 was primarily attributable to earnings, adjusted for depreciation and amortization and other non-cash charges which in total amounted to $28.1 million, partially offset by changes in working capital, primarily due to seasonal increases in inventory, a contractual payment on a long-term online marketing agreement and a reduction in accounts payable and accrued expenses.

Net cash used in investing activities of $9.1 million for the fiscal year ended June 29, 2003 was principally comprised of capital expenditures related to the Company's technology infrastructure and purchases of short-term investment grade government and corporate securities, offset in part by net maturities and sales of long-term investments.

Net cash used in financing activities was $1.9 million for the fiscal year ended June 29, 2003, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options and purchases of stock under the Company's Employee Stock Purchase Plan.

At June 29, 2003, the Company's material capital commitments consist of:

        o obligations outstanding under capital and operating leases (including guarantees of $0.4 million) as well as a commercial note relating to
          obligations arising from,  and  collateralized   by,  the  underlying
          assets of the Company's warehousing/fulfillment facility in Madison, Virginia ($11.0 million - 2004, $9.2 million - 2005, $6.1 million - 2006, $3.9 million - 2007, $2.5 million - 2008, $8.1 million -
          thereafter);
        o inventory commitments principally related to the upcoming Thanksgiving through Christmas holiday season ($18.0 million).

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of September 23, 2003, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory and long-lived assets, including goodwill and other intangible assets related to acquisitions. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Capitalized Software

The carrying value of capitalized software, both purchased and internally developed, is periodically reviewed for potential impairment indicators. Future events could cause the Company to conclude that impairment indicators exist and that capitalized software is impaired.

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount management believes is more likely than not to be realized. Valuation allowances were principally to offset certain deferred income tax assets for operating loss carryforwards.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.
             Selected Quarterly Financial Data: See Part II, Item 7 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

Item 9A.     CONTROLS AND PROCEDURES.

             Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 29, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION.

             The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

             The information set forth in the Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         1-800-FLOWERS.COM, Inc.
         Investor Relations
         1600 Stewart Avenue
         Westbury, New York 11590
         (516) 237-6000

(a) List of Documents Filed as a Part of this Annual Report on Form 10-K:

(1) Index to Consolidated Financial Statements:
                                                                          Page
                                                                          ----

     Report of Independent Auditors                                        F-1
     Consolidated Balance Sheets as of June 29, 2003 and June 30, 2002 F-2 Consolidated Statements of Operations for the years ended June 29,
       2003, June 30, 2002 and July 1, 2001                                F-3
     Consolidated Statements of Stockholders' Equity for the years ended
       June 29, 2003, June 30, 2002 and July 1, 2001                       F-4
     Consolidated Statements of Cash Flows for the years ended June 29,
       2003, June 30, 2002 and July 1, 2001                                F-5
     Notes to Consolidated Financial Statements                            F-6

(2) Index to Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts                        S-1

    All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3) Index to Exhibits

    The  following  exhibits  are  required  to be filed  with  this  Report by
    Item 15(a)(3).  Other than exhibits 21.1,  23.1,  24.1, 31.1 and 32.1 which are filed herewith, the following exhibits are incorporated by reference to the exhibits of same number contained in the Company's registration statement on Form S-1 (No. 333-78985), dated August 2, 1999, except for exhibit 10.23, which is incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-8 (No. 333-54590), dated January 30, 2001.

Exhibit  Description
-------  -----------

  3.1    Third Amended and Restated Certificate of Incorporation.
  3.2    Amendment No. 1 to Third Amended and Restated Certificate of
         Incorporation.
  3.3    Amended and Restated By-laws.
  4.1    Specimen class A common stock certificate.
  4.2    See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
 10.1 Lease, commencing on May 15, 1998, between 1600 Stewart Avenue, L.L.C. and 800-FLOWERS, Inc.
 10.2 Investment Agreement, dated as of January 16, 1995, among Chemical Venture Capital Associates, Teleway, Inc. and James F. McCann
 10.3 Consent and Amendment No. 1 to Investment Agreement, dated as of May 20, 1999, among Chase Capital Partners, 1-800-FLOWERS.COM, Inc. and James F. McCann.
 10.10   1997 Stock Option Plan, as amended.
 10.16 Investors' Rights Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc. James F. McCann, Christopher G. McCann and
         the persons designated as Investors on the signature pages thereto.
 10.17 Stock Purchase Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc., James F. McCann, Christopher G. McCann
         and the Investors listed on Schedule A thereto.
 10.18   1999 Stock Incentive Plan.
 10.19 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc.
 10.20 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc.
 10.22 #Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 2000, by and between America Online, Inc. and 1-800-FLOWERS.COM, Inc.
 10.23   Employee Stock Purchase Plan
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of independent auditors.
 24.1    Powers of  Attorney (included in the signature page).
 31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley of 2002
 32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley of 2002
----------------------------------------------

* Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

# Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.


(b)      Reports on Form 8-K:
         On April 7, 2003, the Company received notice from J.P. Morgan Partners (SBIC), LLC, that it had terminated its Rule 10b5-1 Sales Plan (the "Plan"). The effective date of the Plan's termination was the close of business on Tuesday April 8, 2003.

         On April 25, 2003, the Company filed a report on Form 8-K which referenced its April 22, 2003 press release of the Company's results of operations and financial condition for its fiscal third quarter ended March 30, 2003.

         On May 15, 2003, the Company issued a press release reporting its order volume for its fiscal 2003 Mother's Day Holiday.

         On June 13, 2003, the Company reported that on May 28, 2003, Pamela Knox, Senior Vice President of Marketing tendered her resignation to the Company.

         On August 6, 2003, the Company issued a press release of the Company's results of operations and financial condition for its fiscal fourth quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            1-800-FLOWERS.COM, INC.

Dated: September 26, 2003                   By:   /s/ James F. McCann
                                            ---------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)


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


Dated: September 26, 2003                   By:   /s/ James F. McCann
                                            ---------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)

Dated: September 26, 2003                   By:   /s/ William E. Shea
                                            ---------------------------
                                            William E. Shea
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)

Dated: September 26, 2003                   By:   /s/  Christopher G. McCann
                                            --------------------------------
                                            Christopher G. McCann
                                            Director, President

Dated: September 26, 2003                   By:  /s/ Lawrence Calcano
                                            ---------------------------
                                            Lawrence Calcano
                                            Director

Dated: September 26, 2003                   By:  /s/ John J. Conefry, Jr.
                                            ---------------------------
                                            John J. Conefry, Jr.
                                            Director

Dated: September 26, 2003                   By:  /s/ Leonard J. Elmore
                                            ---------------------------
                                            Leonard J. Elmore
                                            Director

Dated: September 26, 2003                   By:  /s/  T. Guy Minetti
                                            ---------------------------
                                            T. Guy Minetti
                                            Director, Vice Chairman

Dated: September 26, 2003                   By:  /s/ Kevin J. O'Connor
                                            ---------------------------
                                            Kevin J. O'Connor
                                            Director

Dated: September 26, 2003                   By:  /s/ Mary Lou Quinlan
                                            ---------------------------
                                            Mary Lou Quinlan
                                            Director

Dated: September 26, 2003                   By:  /s/ Jeffrey C. Walker
                                            ---------------------------
                                            Jeffrey C. Walker
                                            Director

                         Report of Independent Auditors

The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of June 29, 2003 and June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 29, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 29, 2003 and June 30, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets effective July 2, 2001 to conform with the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets."

                                                         /s/ Ernst & Young LLP

Melville, New York
July 31, 2003

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                          June 29,     June 30,
                                                                                            2003         2002
                                                                                        ------------- ------------
Assets
Current assets:
  Cash and equivalents                                                                    $  49,079     $ 40,601
  Short-term investments                                                                     12,139       22,798
  Receivables, net                                                                            7,767        9,345
  Inventories                                                                                20,370       15,647
  Prepaid and other                                                                           2,208        2,220
                                                                                        ------------- ------------

       Total current assets                                                                  91,563       90,611
Property, plant and equipment, net                                                           46,500       51,002
Investments                                                                                  19,471        9,591
Capitalized investment in leases                                                                276          465
Goodwill                                                                                     37,692       37,772
Other intangibles, net                                                                        3,211        4,074
Other assets                                                                                 16,083       13,642
                                                                                        ------------- ------------
Total assets                                                                               $214,796     $207,157
                                                                                        ============= ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                                   $  61,663     $ 64,156
  Current maturities of long-term debt and obligations under capital leases                   3,025        3,154
                                                                                        ------------- ------------
       Total current liabilities                                                             64,688       67,310
Long-term debt and obligations under capital leases                                           9,124       12,244
Other liabilities                                                                             3,696        3,695
                                                                                        ------------- ------------
Total liabilities                                                                            77,508       83,249
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                       -            -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 28,679,848
        and 28,319,677 shares issued in 2003 and 2002, respectively                             287          283
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,399,915
        and 42,480,925 shares issued in 2003 and 2002, respectively                             424          425
 Additional paid-in capital                                                                 247,636      246,497
 Retained deficit                                                                          (107,951)    (120,189)
 Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                         (3,108)      (3,108)
                                                                                        ------------- ------------
       Total stockholders' equity                                                           137,288      123,908
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                                $ 214,796     $207,157
                                                                                        ============= ============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                                    Years ended
                                                                    --------------------------------------------
                                                                       June 29,      June 30,         July 1,
                                                                         2003          2002             2001
                                                                    -------------- --------------  -------------

Net revenues                                                           $565,618       $497,205        $442,239
Cost of revenues                                                        324,565        293,269         267,779
                                                                    -------------- --------------  -------------
Gross profit                                                            241,053        203,936         174,460
Operating expenses:
  Marketing and sales                                                   170,013        150,638         154,321
  Technology and development                                             13,937         13,723          16,853
  General and administrative                                             29,593         28,179          27,043
  Depreciation and amortization                                          15,389         15,061          21,716
                                                                    -------------- --------------  -------------
       Total operating expenses                                         228,932        207,601         219,933
                                                                    -------------- --------------  -------------
Operating income (loss)                                                  12,121         (3,665)        (45,473)
Other income (expense):
  Interest income                                                         1,157          2,688           5,971
  Interest expense                                                         (982)        (1,245)         (1,264)
  Other, net                                                                (58)             5            (555)
                                                                    -------------- --------------  -------------
       Total other income, net                                              117          1,448           4,152
                                                                    -------------- --------------  -------------
Income (loss) before income taxes                                        12,238         (2,217)        (41,321)
Benefit from income taxes                                                     -            706               -
                                                                    -------------- --------------  -------------
Net income (loss)                                                       $12,238        $(1,511)       $(41,321)
                                                                    ============== ==============  =============
Net income (loss) per common share:
   Basic                                                                  $0.19         $(0.02)        $(0.64)
                                                                    ============== ==============  =============
   Diluted                                                                $0.18         $(0.02)        $(0.64)
                                                                    ============== ==============  =============
Shares used in the calculation of net income (loss)
  per common share:
   Basic                                                                 65,566         64,703          64,197
                                                                    ============== ==============  =============
   Diluted                                                               67,670         64,703          64,197
                                                                    ============== ==============  =============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
            Years ended June 29, 2003, June 30, 2002 and July 1, 2001
                        (in thousands, except share data)



                                    Common Stock
                            ---------------------------------      Additional
                                  Class A          Class B         Paid-in                             Treasury Stock  Total
                            ----------------- ---------------                 Retained  Deferred       --------------- Stockholders'
                             Shares    Amount  Shares     Amount   Capital    Deficit   Compensation  Shares    Amount Equity
                            ---------- ------- ---------- -------- --------  ---------- ------------ ---------- ------- -----------

Balance at July 2, 2000     26,362,068  $264   43,141,645  $431    $239,476    $(77,357)   $(788)    5,332,800 $(3,108)  $158,918

Exercise of stock options       97,175     1            -     -         299           -        -             -       -        300
Employee stock purchase plan    14,512     -            -     -          75           -        -             -       -         75
Amortization of deferred
  compensation                       -     -            -     -           -           -     (156)            -       -       (156)
Forfeiture of employee stock
  options                            -     -            -     -       (944)           -      944             -       -          -
Conversion of Class B common
  stock into Class A common
  stock                        113,120     1     (113,120)   (1)          -           -        -             -       -          -
Total comprehensive loss             -     -            -     -           -     (41,321)       -             -       -    (41,321)
                            ---------- ------- ---------- -------- ---------- ---------- ----------- --------- -------- -----------
Balance at July 1, 2001     26,586,875   266   43,028,525   430     238,906    (118,678)       -     5,332,800  (3,108)   117,816

Exercise of stock options      788,008     8            -     -       2,228           -        -             -       -      2,236
Employee stock purchase plan    44,191     -            -     -         382           -        -             -       -        382
Issuance of shares of common
 stock in connection with the
 acquisition of The Popcorn
 Factory                       353,003     4            -     -       4,981           -        -             -       -      4,985
Conversion of Class B common
  stock  into Class A common
  stock                        547,600     5     (547,600)   (5)          -           -        -             -       -          -
Total comprehensive loss             -     -            -     -           -      (1,511)       -             -       -     (1,511)
                            ---------- ------- ---------- -------- ---------- ---------- ----------- --------- -------- -----------
Balance at June 30, 2002    28,319,677   283   42,480,925   425     246,497    (120,189)       -     5,332,800  (3,108)   123,908

Exercise of stock options      228,666     2            -     -         842           -        -             -       -        844
Employee stock purchase plan    50,495     1            -     -         297           -        -             -       -        298
Conversion of Class B common
  stock into Class A common
  stock                         81,010     1      (81,010)   (1)          -           -        -             -       -          -
Total comprehensive income           -     -            -     -           -      12,238        -             -       -     12,238
                            ---------- ------- ---------- -------- ---------- ---------- ----------- --------- -------- -----------
Balance at June 29, 2003    28,679,848  $287   42,399,915   $424   $247,636   $(107,951)   $   -     5,332,800 $(3,108)  $137,288
                            ========== ======= ========== ======== ========== ========== =========== ========= ======== ===========

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Years ended
                                                         ------------------------------------------------
                                                         June 29, 2003    June 30, 2002    July 1, 2001
                                                         ---------------  --------------- ---------------
Operating activities:
Net income (loss)                                            $12,238         $ (1,511)       $(41,321)
Reconciliation of net income (loss) to net cash
  provided by (used in) operations:
      Depreciation and amortization                           15,389           15,061          21,716
      Bad debt expense                                           426              107             377
      Credit to/amortization of deferred compensation              -                -            (156)
      Other non-cash items                                        72              425             743
  Changes in operating items, excluding the effects of
    acquisitions:
         Receivables                                           1,152           (1,031)           (204)
         Inventories                                          (4,723)              (7)         (1,622)
         Prepaid and other                                        12             (215)          2,499
         Accounts payable and accrued expenses                (2,493)           2,264           7,226
         Other assets                                         (2,555)          (3,544)         (1,875)
         Other liabilities                                         1               59             (13)
                                                         ---------------  --------------- ---------------
  Net cash provided by (used in) operating activities         19,519           11,608         (12,630)

Investing activities:
Acquisitions, net of cash acquired                                 -           (7,037)         (4,892)
Capital expenditures, net of non-cash expenditures-$0,
  $2,894 and $4,176 in 2003, 2002 and 2001, respectively     (10,269)         (11,994)        (15,791)
Purchases of investments                                     (56,412)         (22,798)        (16,284)
Proceeds from sales of investments                            57,191            6,693           1,194
Other                                                            390              495              76
                                                         ---------------  --------------- ---------------
  Net cash used in investing activities                       (9,100)         (34,641)        (35,697)

Financing activities:
Proceeds from employee stock options/stock purchase plan       1,142            2,618             375
Proceeds from bank borrowings                                      -                -          16,510
Repayment of notes payable and bank borrowings                (1,492)            (826)        (14,827)
Payments of capital lease obligations                         (1,591)          (2,054)         (1,459)
                                                         ---------------  --------------- ---------------
  Net cash (used in) provided by financing activities         (1,941)            (262)            599
                                                         ---------------  --------------- ---------------
Net change in cash and equivalents                             8,478          (23,295)        (47,728)
Cash and equivalents:
  Beginning of year                                           40,601           63,896         111,624
                                                         ---------------  --------------- ---------------
  End of year                                              $  49,079         $ 40,601        $ 63,896
                                                         ===============  =============== ===============

Supplemental Cash Flow Information:
-Interest  paid  amounted  to $982,  $1,245  and  $1,264  for the years  ended
 June 29,  2003,  June 30,  2002 and July 1, 2001, respectively.
-The Company  received tax refunds,  net of income taxes paid of  approximately
 $0, $706 and $1,613 for the years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively.

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 29, 2003

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. ("1-800-FLOWERS.COM") is a leading gift retailer, providing a broad range of thoughtful gift products including flowers, plants, gourmet foods, candies, gift baskets, and other unique gifts to our customers around the world. The Company has extended its product offerings through several of its subsidiaries, including The Plow & Hearth, Inc. ("Plow & Hearth"), a direct marketer of home decor and garden merchandise, GreatFood.com, Inc. ("Greatfood.com"), a source for gourmet products, The Popcorn Factory, Inc., ("The Popcorn Factory") a manufacturer and direct marketer of premium popcorn and specialty food gifts, and the Children's Group, Inc., a direct marketer of unique children's toys and games operating under the HearthSong and Magic Cabin Dolls brand names. The Company operates in one business segment, providing its customers with convenient, multi-channel access via the Internet, telephone, catalogs and retail stores.

Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30th. Fiscal years 2003, 2002 and 2001, which ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively, consisted of 52 weeks.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets' estimated useful lives using the straight-line method. Estimated useful lives are based on Company averages ranging from 3 to 10 years for furniture, fixtures and equipment and 40 years for buildings. Amortization of leasehold improvements, which range from 5 to 20 years, is calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the improvements. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually in the Company's fiscal fourth quarter for impairment. To date, there has been no impairment of these assets. Prior to fiscal 2002, goodwill was amortized over periods not exceeding 20 years.

The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within other assets was $2.6 million and $2.7 million at June 29, 2003 and June 30, 2002, respectively, relating to prepaid catalog costs.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended June 29, 2003, June 30, 2002 and July 1, 2001, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at June 29, 2003 and June 30, 2002.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to accounts receivable ($1.3 million and $1.0 million at June 29, 2003 and June 30, 2002, respectively) have been recorded based upon previous experience and management's evaluation.

Revenue Recognition

Net revenues are generated by online, telephonic and retail fulfillment operations and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment.

Cost of Revenues

Cost of revenues consists primarily of florist fulfillment costs (fees paid directly to florists and to wire services that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees.

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

The Company expenses all advertising costs at the time the advertisement is first shown. Advertising expense (including the amortization of catalog costs of $53.7 million, $37.8 million and $26.9 million for the years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively) was $88.9 million, $69.6 million and $71.0 million for the years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively.

Technology and Development

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software's useful life, typically three years. Costs associated with repair, maintenance or the development of Web site content are expensed as incurred as the useful lives of such software modifications are less than one year.

Stock-Based Compensation

The Company accounts for its employee stock option and stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (see Note 9, "Stock Option Plans"):

                                                                        Years ended
                                                    -----------------------------------------
                                                       June 29,      June 30,       July 1,
                                                        2003          2002           2001
                                                    -------------  -------------  ------------
                                                       (in thousands, except per share data)

Net income (loss)                                     $12,238         $(1,511)       $(41,321)
Less: Stock based compensation                          7,803           5,447           4,951
                                                    -------------  -------------  ------------
Pro forma net income (loss)                            $4,435         $(6,958)       $(46,272)
                                                    =============  =============  ============

Net income (loss) per share:
  Basic - As reported                                    $0.19          $(0.02)        $(0.64)
  Basic - Pro forma                                      $0.07          $(0.11)        $(0.72)
  Diluted - As reported                                  $0.18          $(0.02)        $(0.64)
  Diluted - Pro forma                                    $0.07          $(0.11)        $(0.72)

Comprehensive Income (Loss)

For the years ended June 29, 2003, June 30, 2002 and July 1, 2001, the Company's comprehensive income (losses) were equal to the respective net income (losses) for each of the periods presented.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of commons shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options) outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive.

Note 3. Acquisitions and Disposition

Acquisition of Selected Assets of The Popcorn Factory

On May 3, 2002, the Company extended the breadth of its gourmet food product assortment when it completed the acquisition of selected operating assets and liabilities of The Popcorn Factory, a manufacturer and direct marketer of premium popcorn and specialty food gifts. The purchase price of approximately $12.6 million, including $0.3 million of transaction costs, was comprised of $7.3 million used to retire The Popcorn Factory's outstanding debt and the issuance of 353,003 shares of the Company's Class A common stock, valued at approximately $5.0 million, based upon the average closing price of the Company's common stock on the date of and the two days preceding and following the closing of the transaction. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of The Popcorn Factory have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value net assets acquired of $12.0 million was allocated to goodwill.

The purchase price allocation of The Popcorn Factory business resulted in the following condensed balance sheet of assets acquired and liabilities assumed.

                                                                                      The Popcorn Factory
                                                                                   Purchase Price Allocation
                                                                            -----------------------------------------
                                                                                        (in thousands)
              Current assets                                                                   $1,704
              Property, plant and equipment                                                     1,061
              Intangible assets                                                                 1,120
              Goodwill (*)                                                                     12,001
                                                                                          ------------
                   Total assets acquired                                                       15,886
                                                                                          ------------

              Current liabilities                                                               3,120
              Non-current liabilities                                                             142
                                                                                          ------------

                   Total liabilities assumed                                                    3,262
                                                                                          ------------
                   Net assets acquired                                                        $12,624
                                                                                          ============

  (*) Approximately $12.0 million is expected to be deductible for tax purposes.

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

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of The Popcorn Factory and The Children's Group had taken place at the beginning of fiscal year 2001. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions of The Popcorn Factory and The Children's Group taken place at the beginning of the periods presented.

                                                                                       Years Ended
                                                                       ---------------------------------------------
                                                                        June 29,       June 30,          July 1,
                                                                        2003             2002             2001
                                                                       (as reported)   (pro forma)     (pro forma)
                                                                       -------------- --------------  --------------
                                                                          (in thousands, except per share data)

Net revenues (*)                                                          $ 565,618      $ 528,103       $ 509,214
Income (loss) from operations                                             $  12,121      $  (6,407)      $ (50,392)
Net income (loss)                                                         $  12,238      $  (4,688)      $ (46,671)
Net income (loss) per common share
   Basic                                                                  $    0.19      $   (0.07)      $   (0.73)
   Diluted                                                                $    0.18      $   (0.07)      $   (0.73)

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

Note 4. Goodwill and Intangible Assets


The change in the net carrying amount of goodwill is as follows:

                                                                                     June 29,       June 30,
                                                                                       2003           2002
                                                                                    -------------- -------------
                                                                                          (in thousands)

             Goodwill - beginning of year                                               $37,772        $25,632
             Acquisition of The Popcorn Factory                                            (80)         12,081
             Other                                                                            -             59
                                                                                    -------------- -------------
             Goodwill - end of year                                                     $37,692        $37,772
                                                                                    ============== =============

The Company's intangible assets consist of the following:

                                                         June 29, 2003                               June 30, 2002
                                            ---------------------------------------------------------------------------------------
                                               Gross                                     Gross
                              Amortization   Carrying     Accumulated                  Carrying      Accumulated
                                 Period       Amount      Amortization       Net        Amount       Amortization        Net
                             -------------- ------------- ---------------- --------- ------------- ------------------- ------------
                                                               (in thousands)

Intangible assets with
determinable lives:
   Investment in licenses    14 - 16 years     $4,927          $2,792      $2,135        $4,927            $2,468         $2,459
   Customer lists                  3 years        910             354         556           910                51            859
   Technology                      3 years      1,659           1,659           -         1,659             1,428            231
   Other                          20 years        171             127          44           171               122             49
                                            ------------ --------------------------------------------------------------------------
                                                7,667           4,932       2,735         7,667             4,069          3,598
Trademarks
   with indefinite lives           -              480               4         476           480                 4            476
                                            ------------ --------------------------------------------------------------------------
Total intangible assets                        $8,147          $4,936      $3,211        $8,147            $4,073         $4,074
                                            ============ ==========================================================================

The amortization of intangible assets for the years ended June 29, 2003, June 30, 2002 and July 1, 2001 was $0.9 million, $0.7 million and $0.9 million, respectively. Future estimated amortization expense is as follows: 2004 - $0.6 million, 2005 - $0.6 million, 2006 - $0.3 million, 2007 - $0.3 million, 2008 -
$0.3 million,  and thereafter - $0.6 million.

The following table provides pro forma disclosure of net loss and net loss per share for the years ended July 1, 2001, as if goodwill and indefinite-lived intangibles had not been amortized:

                                                                               July 1,
                                                                                2001
                                                                             ------------
                                                                        (in thousands, except
                                                                           per share data)

    Reported net loss                                                          $(41,321)
         Amortization                                                             7,458
                                                                             ------------
    Adjusted net loss                                                          $(33,863)
                                                                             ============
    Reported net loss per common share                                           $(0.64)
         Amortization per common share                                             0.11
                                                                             ------------
    Adjusted net loss per common share                                           $(0.53)
                                                                             ============

Note 5. Property, Plant and Equipment

                                                                       June 29,        June 30,
                                                                         2003             2002
                                                                       -------------- -------------
                                                                             (in thousands)

Computer equipment                                                         $37,429        $33,989
Software development costs                                                  31,712         27,451
Telecommunication equipment                                                  6,411          6,059
Leasehold improvements                                                      12,267         11,588
Building and building improvements                                          11,454         11,489
Equipment                                                                    7,160          6,253
Furniture and fixtures                                                       3,712          3,576
Land                                                                           666            666
                                                                       -------------- -------------
                                                                           110,811        101,071
Accumulated depreciation and amortization                                   64,311         50,069
                                                                       -------------- -------------
                                                                          $ 46,500       $ 51,002
                                                                       ============== =============

Note 6. Long-Term Debt

                                                                       June 29,          June 30,
                                                                         2003             2002
                                                                       -------------- --------------
                                                                             (in thousands)

Commercial notes and revolving credit line (1-2)                             $6,612        $7,380
Seller financed acquisition obligations (3-4)                                   145           202
Obligations under capital leases (see Note 12)                                5,392         7,816
                                                                       -------------- --------------
                                                                             12,149        15,398
Less current maturities of long-term debt and obligations under
  capital leases                                                              3,025         3,154
                                                                       -------------- --------------
                                                                             $9,124       $12,244
                                                                       ============== ==============

___________
The following notes and credit lines relate to obligations arising from, and collateralized by, the underlying assets of the Company's Plow & Hearth facility in Madison, Virginia.

(1) $5,000,000 revolving credit line dated December 12, 2002, renewable on November 30, 2003 (none outstanding at June 29, 2003) bearing interest equal to the monthly LIBOR Index plus 1.75% per annum (3.07% at June 29, 2003).

(2) $6,612,000 note dated June 27, 2003 bearing interest at 5.44% per annum. The note, which resulted from the consolidation and refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003, is payable in 60 equal monthly installments of principal and interest commencing August 1, 2003.

The following notes relate to seller-financed acquisition obligations, all of which have been collateralized by either the stock or assets of various subsidiaries of the Company:

(3) $275,000 promissory note dated November 1, 1994 ($54,000 outstanding at June 29, 2003), bearing interest at 8% per annum. The note is payable in 120 equal monthly installments of principal and interest commencing December 1, 1994.

(4) $160,000 non-interest bearing promissory note dated September 30, 1999 ($91,000 outstanding at June 29, 2003). The note is payable in 84 monthly installments commencing January 1, 2001.

As of June 29, 2003, long-term debt maturities, excluding amounts relating to capital leases, are as follows:

                                                                            Debt
                  Year                                                     Maturities
                  ----                                                  --------------
                                                                        (in thousands)

                  2004                                                          1,136
                  2005                                                          1,289
                  2006                                                          1,336
                  2007                                                          1,411
                  2008                                                          1,466
                  Thereafter                                                      119
                                                                        --------------
                                                                               $6,757
                                                                        ==============

Note 7.  Income Taxes

Significant components of the benefit for income taxes are as follows:

                                                                        Years ended
                                                        ------------------------------------------------
                                                          June 29,        June 30,          July 1,
                                                             2003           2002              2001
                                                         -------------   --------------  ---------------
                                                                         (in thousands)
Current:
  Federal (*)                                                $     -            $706         $     -
  State and local                                                  -               -               -
                                                         -------------   --------------  ---------------
                                                                   -             706               -
Deferred                                                           -               -               -
                                                         -------------   --------------  ---------------
                                                             $     -            $706         $     -
                                                         =============   ==============  ===============

     *As a result of tax law changes enacted in fiscal 2002, which extended the period for which companies are allowed to carry-back losses, the Company was able to recover previously paid income taxes, thereby resulting in an income tax benefit of $0.7 million.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit is as follows:

                                                                        Years ended
                                                        --------------------------------------------
                                                          June 29,        June 30,       July 1,
                                                            2003            2002          2001
                                                        -------------  -------------- --------------
     Tax at U.S. statutory rates                             34.0%          34.0%          34.0%
     State income taxes, net of federal tax benefit           5.9            3.6            4.9
     Goodwill amortization                                    1.0          (13.8)          (6.8)
     Change in deferred tax asset valuation                 (39.7)           8.6          (33.0)
     Other                                                   (1.2)          (0.6)           0.9
                                                        -------------  -------------- --------------
                                                              0.0%          31.8%           0.0%
                                                        =============  ============== ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                         Years ended
                                                        ----------------------------------------------
                                                          June 29,        June 30,         July 1,
                                                           2003            2002             2001
                                                        -------------- ---------------  --------------
                                                                       (in thousands)
Deferred tax assets:
  Net operating loss carryforwards                         $ 34,247       $ 37,946         $ 37,097
  Accrued expenses and reserves                               3,624          3,031            2,946
  Valuation allowance                                       (36,523)       (38,242)         (37,447)
Deferred tax liabilities:
  Installment sales                                             (53)           (54)             (61)
  Tax in excess of book depreciation                         (1,295)        (2,681)          (2,535)
                                                        -------------- ---------------  --------------

Net deferred tax assets                                    $      -       $      -         $      -
                                                        ============== ===============  ==============


At June 29, 2003, the Company's U.S. federal and state net operating loss carryforwards for income tax purposes were approximately $85.6 million. If not utilized, these net operating loss carryforwards will begin to expire in fiscal year 2020. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $13.5 million, the resulting benefits will be credited to additional paid-in capital.

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

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. No repurchases have been made as of June 29, 2003.

Note 9. Stock Option Plans

The 1-800-FLOWERS.COM stock option and incentive plan, which has been approved by the Company's Board of Directors and shareholders, is a broad-based, long-term retention program that is intended to attract and retain qualified employees, and align stockholder and employee interests. The components of the plan include a discretionary option grant program, an automatic option grant program, a stock issuance program, and a salary investment option grant program.

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

At June 29, 2003, the Company has reserved approximately 17,641,000 shares of common stock for issuance under common stock option plans. The shares authorized automatically increase on the first trading day in January of each calendar year, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December in the preceding calendar year, but in no event will this annual increase exceed 2,000,000 shares.

In January 1999, the Company issued stock options to employees to purchase 200,000 shares of common stock at $2.00 per share, which was considered to be the fair value of the common stock at that time. Such options vested at the rate of 25% per year on the anniversary of the grant date. Soon thereafter, the Company entered into discussions with an investor to purchase shares of common stock at $10.43 per share. Accordingly, for accounting purposes, the Company used such per share value to record a deferred compensation charge of $1.7 million associated with the January 1999 option grants. During the year ended July 1, 2001, the Company reversed $0.2 million of amortization, representing previously amortized deferred compensation expense associated with unvested stock options which were forfeited upon the employee's separation from the Company.

The following table summarizes activity in stock options:

                                                         Years ended
                            --------------------------------------------------------------------------
                              June 29, 2003            June 30, 2002             July 1, 2001
                            --------------------------------------------------------------------------
                                         Weighted                  Weighted                Weighted
                                         Average     Shares       Average     Shares       Average
                             Shares     Exercise     Under        Exercise    Under        Exercise
                             Under       Price      Option        Price      Option        Price
                             Option
                           ------------ ---------- ------------  ---------- ------------- ------------
Balance, beginning of year  8,113,144     $8.95     6,455,262      $6.64      5,788,171      $8.53
Grants                      3,036,705     $6.55     2,897,950     $12.43      2,143,925      $3.91
Exercises                    (228,666)    $3.69      (788,008)     $2.72        (97,175)     $3.83
Forfeitures                  (919,838)    $9.43      (452,060)     $9.94     (1,379,659)    $10.52
                          ------------            ------------              -------------
Balance, end of year       10,001,345     $8.28     8,113,144      $8.95      6,455,262      $6.64
                          ============            ============              =============

The following table summarizes information about stock options outstanding at June 29, 2003:

                                  Options Outstanding                      Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-        Weighted-                       Weighted-
                                        Average          Average                         Average
                       Options         Remaining         Exercise        Options         Exercise
    Exercise Price   Outstanding   Contractual Life       Price        Exercisable        Price
------------------- -------------- ------------------ --------------- --------------- ---------------

    $1.61 -  3.65      1,973,164       7.0 years           $3.32          1,106,911        $3.07
    $4.02 -  6.70      4,331,585       8.4 years           $5.78            851,640        $4.55
    $6.75 - 12.95      2,850,510       8.0 years          $12.14            824,041       $12.19
   $13.00 - 17.38        174,099       6.4 years          $13.93             88,462       $13.94
   $21.00 - 23.10        671,987       5.9 years          $21.08            535,323       $21.07
                    --------------                                    ---------------
                      10,001,345       7.8 years           $8.28          3,406,377        $8.76
                    ==============                                    ===============

Fair Value Disclosures

The exercise price of employee stock option grants is set at the closing price of the Company's common stock on the date of grant and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB No. 25, the Company does not recognize compensation expense associated with the grant of employee stock options. SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding options granted after 1994. The fair value of these options was estimated at the date of grant using the minimum value option pricing model prior to the Company's initial public offering in August 1999, and the Black-Scholes option pricing model thereafter, with the following assumptions: risk free interest rate of 3.95%, 4.50% and 5.35% in 2003, 2002 and 2001, respectively; no dividend yield; 70%, 66% and 60% volatility in 2003, 2002 and 2001 respectively, and a weighted-average expected life of the options of 5 years at date of grant. These assumptions resulted in weighted average fair values of $3.95, $7.32 and $2.21 per share for employee options granted in 2003, 2002 and 2001, respectively.

Note 10. Employee Stock Purchase Plan

In December 2000, the Company's board of director's approved the 1-800-FLOWERS.COM, Inc. 2001 Employee Stock Purchase Plan (ESPP), a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, to provide substantially all employees who have completed six months of service, an opportunity to purchase shares of the Company's Class A common stock. Employees may contribute a maximum of 15% of eligible compensation, but in no event can an employee purchase more than 500 shares on any purchase date. Offering periods have a duration of six months, and the purchase price per share will be the lower of: (i) 85% of the fair market value of a share of Class A common stock on the last trading day of the applicable offering period, or (ii) 85% of the fair market value of a share of Class A common stock on the last trading day before the commencement of the offering period. At June 29, 2003, the Company has reserved approximately 2,491,000 shares of common stock for issuance under its ESPP. The share pool shall be increased on the first trading day of each calendar year, by a number equal to the lesser of (i) 1% of the total number of shares of common stock then outstanding, or (ii) 750,000 shares of Class A common stock.

Note 11. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The
Company made contributions of $0.4 million, $0.3 million and $0.2 million, for the years ended June 29, 2003, June 30 2002 and July 1, 2001, respectively.

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

The Company leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $18.4 million at June 29, 2003 and June 30, 2002, and accumulated amortization of $14.1 million and $12.4 million, respectively. In addition, the Company subleases land and buildings (which are leased from third parties) to certain of its franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

The Company has a $5.0 million equipment lease line of credit with a bank. Interest under this line, which is renewable annually, is determined on the date of each commitment to borrow and is based on the bank's base rate on such date. At June 29, 2003, the Company had financed $7.1 million of equipment purchases through such lease line. The borrowings, which bear interest at rates ranging from 5.39% to 6.36% annually, are payable in 60 monthly installments of principal and interest commencing in February 2001. Borrowings under the line are collateralized by the underlying equipment purchased and an equal amount of pledged investments.

As of June 29, 2003, future minimum payments under non-cancelable capital lease obligations, lease receipts due from franchisees (shown as Capitalized Investment in Leases) and operating leases with initial terms of one year or more consist of the following:

                                                               Obligations
                                                                  Under      Capitalized
                                                                 Capital     Investment     Operating
                                                                 Leases       In Leases      Leases
                                                               ------------  ------------  ------------
                                                                           (in thousands)

  2004                                                            $ 2,170         $ 166        $ 4,295
  2005                                                              1,933           100          4,037
  2006                                                              1,439            42          1,853
  2007                                                                368            12          1,313
  2008                                                                 12            12            756
  Thereafter                                                           20            20          2,601
                                                               ------------  ------------  ------------
  Total minimum lease payments                                      5,942           352     $   14,855
                                                                                           ============
  Less amounts representing interest                                 (550)          (76)
                                                               ------------  ------------
  Present value of net minimum lease payments                      $5,392          $276
                                                               ============  ============

At June 29, 2003, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                          Sublease       Sublease
                                                                           Income         Expense
                                                                        -------------- --------------
                                                                               (in thousands)

  2004                                                                      $ 2,783        $ 2,769
  2005                                                                        2,208          2,199
  2006                                                                        1,884          1,877
  2007                                                                        1,393          1,387
  2008                                                                          987            981
  Thereafter                                                                  1,698          1,680
                                                                        -------------- --------------
                                                                           $ 10,953       $ 10,893
                                                                        ============== ==============

In addition to the above, the Company has agreed to provide rent guarantees for leases entered into by certain franchisees with third party landlords. At June 29, 2003, the aggregate minimum rent payable by franchisees guaranteed by the Company was approximately $0.4 million. Rent expense was approximately $9.0 million, $8.7 million and $8.4 million for the years ended June 29, 2003, June 30, 2002 and July 1, 2001 respectively.

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

                                                     1-800-FLOWERS.COM, INC.
                                      Schedule II - Valuation and Qualifying Accounts




                                                                  Additions
                                                       ---------------------------------
                                                        Charged to
Description                              Balance at        Costs         Charged to                           Balance at
                                         Beginning          and       Other Accounts-      Deductions-         End of
                                         of Period      Expenses         Describe           Describe           Period
                                       --------------  -------------  ------------------ ------------------ ---------------

Year ended June 29, 2003:
Reserves and allowances deducted
  from asset accounts:
Reserve for estimated doubtful
  accounts-accounts/notes receivable     $1,016,000       $426,000      $         -         $(165,000)(a)      $1,277,000
Valuation allowance on deferred tax
  assets                                 38,242,000              -       (1,719,000)(b)             -          36,523,000
                                       --------------  -------------  ------------------ ------------------ ---------------
                                       $ 39,258,000       $426,000      $(1,719,000)        $(165,000)        $37,800,000
                                       ==============  =============  ================== ================== ===============





Year ended June 30, 2002:
Reserves and allowances deducted
  from asset accounts:
Reserve for estimated doubtful
  accounts-accounts/notes receivable     $1,144,000       $107,000      $        -          $(235,000)(a)      $1,016,000
Valuation allowance on deferred tax
  assets                                 37,447,000              -        1,501,000(b)       (706,000)         38,242,000
                                       --------------  -------------  ------------------ ------------------ ---------------
                                       $ 38,591,000       $107,000       $1,501,000         $(941,000)        $39,258,000
                                       ==============  =============  ================== ================== ===============




Year ended July 1, 2001:
Reserves and allowances deducted
  from asset accounts:
Reserve for estimated doubtful
  accounts-accounts/notes receivable   $    926,000       $377,000      $         -       $(159,000)(a)        $ 1,144,000
Valuation allowance on deferred tax
  assets                                 22,098,000              -       15,349,000(b)            -             37,447,000
                                       --------------  -------------  ------------------  ------------------   ---------------
                                       $ 23,024,000       $377,000      $15,349,000       $(159,000)           $38,591,000
                                       ==============  =============  ==================  ==================   ===============





___________________________________

(a)      Reduction in allowance due to write-off of accounts/notes receivable balances.
(b)      Record a valuation allowance for deferred tax assets.
(c)      Reduction in valuation allowance due to receipt of income tax refund resulting from tax law change which extended allowable carry-back period.

                                                         S-1