Form 10-Q
period 2003-09-28
1 800 FLOWERS COM INC
filed 2003-11-12
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 28, 2003


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

Indicate by check  mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                    Yes (X) No ( )

The number of shares outstanding of each of the Registrant's classes of common stock:


                                   28,899,353
                                   ----------
  (Number of shares of Class A common stock outstanding as of November 5, 2003)


                                   36,959,815
                                   ----------
  (Number of shares of Class B common stock outstanding as of November 5, 2003)

                            1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2003


                             INDEX
                                                                        Page
                                                                        ----

Part I.  Financial Information

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets - September 28, 2003
            (Unaudited) and June 29, 2003                                   1

           Consolidated Statements of Operations (Unaudited) - Three
            Months Ended September 28, 2003 and September 29, 2002          2

           Consolidated Statements of Cash Flows (Unaudited) - Three
            Months Ended September 28, 2003 and September 29, 2002          3

           Notes to Consolidated Financial Statements (Unaudited)           4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11

  Item 4.  Controls and Procedures                                          11


Part II. Other Information

  Item 1.  Legal Proceedings                                                12

  Item 2.  Changes in Securities and Use of Proceeds                        12

  Item 3.  Defaults upon Senior Securities                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                12

  Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                  13

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                      September 28,    June 29,
                                                                                          2003           2003
                                                                                     --------------- -----------
                                                                                      (unaudited)

Assets
Current assets:
  Cash and equivalents                                                                 $ 28,854        $ 49,079
  Short-term investments                                                                 19,390          12,139
  Receivables, net                                                                        9,343           7,767
  Inventories                                                                            29,322          20,370
  Prepaid and other current assets                                                        4,941           2,208
                                                                                     -------------   ------------
       Total current assets                                                              91,850          91,563

Property, plant and equipment, net                                                       44,858          46,500
Investments                                                                               9,427          19,471
Capitalized investment in leases                                                            244             276
Goodwill                                                                                 37,692          37,692
Other intangibles, net                                                                    3,053           3,211
Other assets                                                                             18,555          16,083
                                                                                     -------------   ------------
Total assets                                                                           $205,679        $214,796
                                                                                     =============   ============




Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                                $ 57,667        $ 61,663
  Current maturities of long-term debt and obligations under capital leases               2,950           3,025
                                                                                     -------------   ------------
       Total current liabilities                                                         60,617          64,688
Long-term debt and obligations under capital leases                                       8,379           9,124
Other liabilities                                                                         4,312           3,696
                                                                                     -------------   ------------
Total liabilities                                                                        73,308          77,508
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value,  10,000,000 shares authorized, none issued                  -               -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 28,837,611 and 28,679,848 shares issued at September 28, 2003 and June 29, 2003,
   respectively                                                                             288             287
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,293,855 and 42,399,915 shares issued at September 28, 2003 and June 29, 2003,
   respectively                                                                             423             424
 Additional paid-in capital                                                             247,865         247,636
 Retained deficit                                                                      (113,097)       (107,951)
 Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                     (3,108)         (3,108)
                                                                                     -------------   ------------
       Total stockholders' equity                                                       132,371         137,288
                                                                                     -------------   ------------
Total liabilities and stockholders' equity                                             $205,679        $214,796
                                                                                     =============   ============




See accompanying notes.



                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                    Three Months Ended
                                                                             ----------------------------------
                                                                               September 28,    September 29,
                                                                                   2003              2002
                                                                             -----------------  ---------------
Net revenues                                                                     $95,160            $89,225
Cost of revenues                                                                  56,093             52,547
                                                                             -----------------  ---------------
Gross profit                                                                      39,067             36,678
Operating expenses:
  Marketing and sales                                                             28,846             28,953
  Technology and development                                                       3,431              3,578
  General and administrative                                                       7,779              7,407
  Depreciation and amortization                                                    3,917              4,029
                                                                             -----------------  ---------------
       Total operating expenses                                                   43,973             43,967
                                                                             -----------------  ---------------
Operating loss                                                                    (4,906)            (7,289)
Other income (expense):
  Interest income                                                                    192                351
  Interest expense                                                                  (233)              (314)
  Other, net                                                                        (199)               (42)
                                                                             -----------------  ---------------
Total other income (expense), net                                                   (240)                (5)
                                                                             -----------------  ---------------
Net loss                                                                         $(5,146)           $(7,294)
                                                                             =================  ===============

Basic and diluted net loss per common share                                      ($0.08)             $(0.11)
                                                                             =================  ===============
Weighted average shares used in the calculation of basic and
  diluted net loss per common share                                               65,775             65,476
                                                                             =================  ===============

See accompanying notes.



                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                   --------------------------------
                                                                                   September 28,      September 29,
                                                                                        2003              2002
                                                                                   ---------------   --------------

Operating activities:
Net loss                                                                               $(5,146)          ($7,294)
Reconciliation of net loss to net cash used in operations:
  Depreciation and amortization                                                          3,917             4,029
  Bad debt expense                                                                          91                82
  Other non-cash items                                                                     156                72
  Changes in operating items:
    Receivables                                                                         (1,667)              (27)
    Inventories                                                                         (8,952)           (9,214)
    Prepaid and other                                                                   (2,733)           (2,577)
    Accounts payable and accrued expenses                                               (3,996)           (2,105)
    Other assets                                                                        (2,581)           (3,796)
    Other liabilities                                                                      616               326
                                                                                   ---------------   --------------
  Net cash used in operating activities                                                (20,295)          (20,504)

Investing activities:
Purchase of investments                                                                (18,666)           (5,026)
Sale of investments                                                                     21,459            12,651
Capital expenditures, net of non-cash expenditures                                      (2,233)           (1,962)
Other                                                                                       75                56
                                                                                   ---------------   --------------
  Net cash provided by investing activities                                                635             5,719

Financing activities:
Proceeds from employee stock options                                                       229               108
Repayment of notes payable and bank borrowings                                            (250)             (244)
Payment of capital lease obligations                                                      (544)             (537)
                                                                                   ---------------   --------------
  Net cash used in financing activities                                                   (565)             (673)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                     (20,225)          (15,458)
Cash and equivalents:
  Beginning of period                                                                   49,079            40,601
                                                                                   ---------------   --------------
  End of period                                                                        $28,854           $25,143
                                                                                   ===============   ==============




See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2004.

The balance sheet information at June 29, 2003 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Employee Stock Incentive Plans

The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."



                                                                             Three Months Ended
                                                                      ---------------------------------
                                                                       September 28,    September 29,
                                                                           2003             2002
                                                                      ---------------- ----------------
                                                                    (in thousands, except per share data)


      Net loss                                                            ($5,146)         ($7,294)
         Less: Stock based compensation                                    $1,877           $1,589
                                                                      ---------------- ----------------
      Pro forma net loss                                                  ($7,023)         ($8,883)
                                                                      ================ ================

      Net loss per share:
         Basic and diluted - As reported                                    ($0.08)         ($0.11)
         Basic and diluted - Pro-forma                                      ($0.11)         ($0.14)


The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Comprehensive Loss

For the three months ended September 28, 2003 and September 29, 2002, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Other Intangibles

The Company's other intangible assets consist of the following:


                                                      September 28, 2003                          June 29, 2003
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                  Gross
                              Amortization   Carrying     Accumulated                 Carrying     Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization       Net
                             --------------- ------------ -------------  ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
    Investment in licenses   14 - 16 years      $4,927         $2,872      $2,055      $4,927          $2,792       $2,135
    Customer lists                 3 years         910            430         480         910             354          556
    Other                         20 years         171            129          42         171             127           44
                                             ------------ -------------  ----------- ----------- --------------- ------------
                                                 6,008          3,431       2,577       6,008           3,273        2,735

 Trademarks with
   indefinite lives               -                480              4         476         480               4          476
                                             ------------ -------------  ----------- ----------- --------------- ------------
 Total identifiable
   intangible assets                            $6,488         $3,435      $3,053      $6,488          $3,277       $3,211
                                             ============ =============  =========== =========== =============== ============



Estimated amortization expense is as follows: remainder of fiscal 2004 - $0.5 million, fiscal 2005 - $0.6 million, fiscal 2006 - $0.3 million, fiscal 2007 - $0.3 million, fiscal 2008 - $0.3 million, and thereafter - $0.6 million.

Note 3 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                          September      June 29,
                                                                                           28, 2003        2003
                                                                                         -------------  ------------
                                                                                                  (in thousands)

                Commercial notes and revolving credit lines                                  $6,402          $6,612
                Seller financed acquisition obligations                                         113             145
                Obligations under capital leases                                              4,814           5,392
                                                                                         -----------     -----------
                                                                                             11,329          12,149
                Less current maturities of long-term debt and obligations under
                   capital leases                                                             2,950           3,025
                                                                                         -----------     -----------
                                                                                             $8,379          $9,124
                                                                                         ===========     ===========

Note 4 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of 2,741,000 and 2,052,000 dilutive potential common shares outstanding (employee stock options) for the three months ended September 28, 2003 and September 29, 2002, as their inclusion would be antidilutive.

Note 5 - Commitments and Contingencies

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

Overview

1-800-FLOWERS.COM has helped millions of customers connect to the people they care about with a broad range of thoughtful gifts, award-winning customer service and its unique technology and fulfillment infrastructure. The Company's product line includes flowers, plants, gourmet foods, candies, gift baskets and other unique gifts available to customers around the world via: the Internet (www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377) 24 hours a day; or by visiting one of the Company-operated or franchised stores. 1-800-FLOWERS.COM's collection of thoughtful gifting brands includes home decor and garden merchandise from Plow & Hearth(R) (phone: 1-800-627-1712 or web: www.plowandhearth.com), premium popcorn, confections and other food gifts from The Popcorn Factory(R)(phone: 1-800-541-2676 or web: www.thepopcornfactory.com), gourmet food products from GreatFood.com(R) (www.greatfood.com), and children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com).

Results of Operations

Net Revenues

                                       Three Months Ended
                                 ----------------------------------
                                     September      September 29,
                                     28, 2003             2002         % Change
                                 ----------------   ---------------  -----------
                                            (in thousands)
 Net revenues:
    Telephonic                         $40,371        $42,531         (5.1%)
    Online                              48,936         40,800         19.9%
    Retail/fulfillment                   5,853          5,894         (0.7%)
                                      --------        -------
 Total net revenues                    $95,160        $89,225          6.7%
                                      ========        =======

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth of 7.2% during the three months ended September 28, 2003 was due to an increase in order volume and average order value resulting from the Company's effective marketing efforts, continued leverage of its existing customer base and strong brand name recognition.

The Company fulfilled approximately 1,381,000 orders through its combined telephonic and online sales channels during the three months ended September 28, 2003, an increase of 5.5% over the prior year period. This growth was driven by the Company's online sales channel, which experienced a 16.8% increase in order volume in comparison to the prior year period, driven by improved conversion of qualified traffic through the Company's websites and third party portals and affiliates, and the continued migration of customers from the Company's telephonic sales channel, which experienced a corresponding 7.7% order volume decrease in comparison to the prior year period. The online sales channel contributed 54.8% of total combined telephonic and online revenues during the three months ended September 28, 2003, compared to 49.0% for the same period of the prior year. The Company intends to continue to drive revenue growth through its online business, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full array of gift offerings including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

In order to improve overall demand, in response to forecasted economic conditions and analysis of consumer buying patterns, during the three months ended September 28, 2003, the Company reallocated some of its marketing spending, reducing the circulation of certain non-floral product catalogs and redirecting those funds to various online and media programs, including several summer programs featuring floral gifts, such as the Company's successful rose promotion in July. As a result, during the three months ended September 28, 2003, non-floral gift products accounted for 37.4% of total combined telephonic and online net revenues, in comparison to 39.5% during the same period of the prior year. In the future, while the Company may choose to emphasize different products and categories to better match changes in consumer preferences and economic conditions, the Company expects that on an annual basis, an increasingly higher proportion of revenue will continue to be derived from the sale of non-floral products.

The Company's combined telephonic and online sales channels average order value of $64.68 during the three months ended September 28, 2003, was 1.6% higher than that of the prior year, due in part to merchandise mix and the successful penetration of recently implemented up-selling and cross-brand selling programs.

Retail/fulfillment revenues for the three months ended September 28, 2003 decreased slightly in comparison to the same period of the prior year, primarily as a result of closing or converting certain company owned retail stores into franchised operations.


Gross Profit


                                              Three Months Ended
                                       ---------------------------------
                                       September 28,     September 29,
                                            2003             2002           % Change
                                       ---------------  ---------------- ---------------
                                                (in thousands)

 Gross profit                               $39,067           $36,678         6.5%
 Gross margin %                               41.1%             41.1%


Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire service entities that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three months ended September 28, 2003, in comparison to the same period of the prior year, primarily as a result of increased order volume. Gross margin percentage was consistent with prior year as a result of the aforementioned shift in product mix towards floral products which yield a lower gross margin, but require a comparably lower proportion of marketing support, thereby contributing to the Company's overall improvement in operating margins in comparison to prior year. The reduction in margin percentage resulting from the shift in product mix was offset by: i) improvements in inventory management and product sourcing, ii) the November 2002 increase in the Company's service charge, aligning it with industry norms, and
iii) the Company's continued focus on customer service, whereby stricter quality control standards and enforcement methods reduced the rate of product credits/returns and replacements.

As the Company continues to grow its higher margin, non-floral business, the Company expects that gross margin percentage, while varying by quarter due to seasonal changes in product mix, will continue to increase on an annual basis by approximately 50 basis points.

Marketing and Sales Expense
                                                Three Months Ended
                                         ---------------------------------
                                         September 28,     September 29,
                                              2003             2002           % Change
                                         ---------------  ----------------  -------------
                                                  (in thousands)

 Marketing and sales                         $28,846           $28,953         (0.4%)
 Percentage of net revenues                    30.3%             32.4%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses for the three months ended September 28, 2003 were consistent with the same period of the prior year, and decreased to 30.3% of net revenues during the three months ended September 28, 2003, from 32.4% during the same period of the prior fiscal year, as a result of: (i) volume related operating efficiencies, (ii) a reduction in order processing costs, and (iii) a net reduction in advertising cost per order, resulting from the aforementioned shift in the mix of products being promoted by the Company, which enabled it to reduce the circulation of higher cost per order catalogs in favor of lower cost media and online advertising. As a result of the Company's cost-efficient customer retention programs, of the 1,160,000 customers who placed orders during the three months ended September 28, 2003, approximately 58.3% represented repeat customers as compared to 56.0% in the prior year period. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 484,000 new customers during the three months ended September 28, 2003.

In order to further execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including changing economic conditions, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Although the Company believes that increased spending in the area of marketing and sales will be necessary for the Company to continue to grow its revenues, the Company expects that on an annual basis marketing and sales expense will continue to decline as a percentage of net revenues.


Technology and Development Expense


                                          Three Months Ended
                                    --------------------------------
                                    September 28,    September 29,
                                         2003            2002         % Change
                                    --------------- ---------------- -----------
                                            (in thousands)

Technology and development              $3,431           $3,578      (4.1%)
Percentage of net revenues                3.6%             4.0%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased during the three months ended September 28, 2003, in comparison to the same period of the prior year, due to cost-efficiencies realized by bringing the Popcorn Factory's web-hosting platform in-house during the second quarter of the prior year. Internalizing the Company's development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the three months ended September 28, 2003, the Company expended $5.3 million on technology and development, of which $1.9 million has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods will continue to decrease as a percentage of net revenues due to the expected benefits from previous investments in the Company's current technology platform.

General and Administrative Expense
                                             Three Months Ended
                                       -------------------------------
                                         September      September
                                          28, 2003       29, 2002        % Change
                                       --------------  --------------- -----------
                                               (in thousands)

General and administrative                 $7,779           $7,407        5.0%
Percentage of net revenues                   8.2%             8.3%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. The increase in general and administrative expense during the three months ended September 28, 2003, in comparison to the same period of the prior year, was primarily attributable to increases in various professional fees, including executive search costs related to the Company's vacant senior vice president of marketing position.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, and as such, while increasing in absolute dollars, general and administrative expenses on an annual basis are expected to continue to decline as a percentage of net revenues.

Depreciation and Amortization Expense

                                             Three Months Ended
                                       -------------------------------
                                         September       September
                                          28, 2003        29, 2002      % Change
                                       --------------  --------------- -----------
                                               (in thousands)

Depreciation and amortization               $3,917           $4,029      (2.8%)
Percentage of net revenues                    4.1%             4.5%


The decrease in depreciation and amortization expense during the three months ended September 28, 2003, in comparison to the same period of the prior year, reflects the impact of the Company's declining rate of capital additions, and the fact that certain software components of the Company's order entry, customer service, fulfillment and database systems, are now fully depreciated.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues in comparison to prior fiscal periods.

Other Income (Expense)


                                             Three Months Ended
                                       --------------------------------
                                       September 28,    September 29,
                                            2003             2002         % Change
                                       ---------------  --------------- ------------
                                               (in thousands)

Interest income                             $192             $351         (45.3%)
Interest expense                            (233)            (314)        (25.8%)
Other                                       (199)             (42)       (373.8%)
                                         ---------          -------
                                           ($240)             ($5)     (4,700.0%)
                                         =========          =======

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The decrease in other income (expense) for the three months ended September 28, 2003 was primarily due to a decline in the average rate of return on its investments  as a result of prevailing  market  conditions,  and a loss incurred upon the conversion/relocation of a retail store into a local fulfillment center, offset by a reduction in interest expense associated with the refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003.

Income Taxes

During the three months ended September 28, 2003 and September 29, 2002, the Company recorded no income tax benefit as all available loss carrybacks have been fully utilized. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

At September 28, 2003, the Company had working capital of $31.2 million, including cash and equivalents and short-term investments of $48.2 million, compared to working capital of $26.9 million, including cash and equivalents and short-term investments of $61.2 million, at June 29, 2003. In addition to its cash and short-term investments, at September 28, 2003 and June 29, 2003, the Company maintained approximately $9.4 million and $19.5 million of long-term investments, respectively, consisting primarily of investment grade corporate and U.S. government securities.

Net cash used in operating activities of $20.3 million for the three months ended September 28, 2003 was primarily attributable to net losses and seasonal changes in working capital, consisting of reductions in accounts payable and accrued expenses and inventory purchases for the upcoming holidays, offset in part by non-cash charges of depreciation and amortization.

Net cash provided by investing activities of $0.6 million for the three months ended September 28, 2003 was principally comprised of net sales of investments, reduced by capital expenditures related to the Company's technology infrastructure.

Net cash used in financing activities was $0.6 million for the three months ended September 28, 2003, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

At September 28, 2003, the Company's material capital commitments consist of:

   o obligations outstanding under capital and operating leases (including guarantees of $0.4 million), as well as commercial notes related to obligations arising from, and collateralized by, the underlying assets of the Company's warehousing/fulfillment facility in Madison, Virginia ($8.6 million - 2004, $9.2 million - 2005, $6.1 million - 2006, $3.9 million - 2007, $2.5 million - 2008, and $8.1 million -
       thereafter);
   o   inventory commitments ($21.3 million).

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of November 5, 2003, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be funded utilizing available cash.

Critical Accounting Policies and Estimates


The Company's discussion and analysis of its financial statements and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory and long-lived assets, including goodwill and other intangible assets related to acquisitions. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affects the Company's more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Income Taxes


The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount management believes is more likely than not to be realized. Valuation allowances were provided principally to offset certain deferred income tax assets for operating loss carryforwards.



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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               On August 6, 2003, the Company filed a report on Form 8-K announcing results of operations and financial condition for its fiscal 2003 fourth quarter ended June 29, 2003.

               On October 23, 2003, the Company filed a report on Form 8-K announcing results of operations and financial condition for its fiscal 2004 first quarter ended September 28, 2003.

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




Date:  November 11, 2003                    /s/ James F. McCann
---------------------------                 ----------------------------------
                                            James F. McCann
                                            Chief Executive Officer
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)




Date:  November 11, 2003                   /s/ William E. Shea
---------------------------                 ----------------------------------
                                            William E. Shea
                                            Senior Vice President Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)