Form 10-Q
period 2003-12-28
1 800 FLOWERS COM INC
filed 2004-02-10
CIK 1084869

_
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 28, 2003


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

                                   29,137,188
                                   ----------
  (Number of shares of Class A common stock outstanding as of February 4, 2004)

                                   36,878,605
                                   ----------
  (Number of shares of Class B common stock outstanding as of February 4, 2004)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 28, 2003


                                      INDEX
                                                                         Page
                                                                         ----
Part I.   Financial Information

 Item 1.   Consolidated Financial Statements:

           Consolidated Balance Sheets - December 28, 2003
            (Unaudited) and June 29, 2003                                  1

           Consolidated Statements of Income (Unaudited) -
            Three and Six Months Ended December 28, 2003 and
            December 29, 2002                                              2

           Consolidated Statements of Cash Flows (Unaudited) -
            Six Months Ended December 28, 2003 and December 29,
            2002                                                           3

           Notes to Consolidated Financial Statements (Unaudited)          4

 Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12


 Item 4.   Controls and Procedures                                        13


Part II.  Other Information

 Item 1.   Legal Proceedings                                              14

 Item 2.   Changes in Securities and Use of Proceeds                      14

 Item 3.   Defaults upon Senior Securities                                14

 Item 4.   Submission of Matters to a Vote of Security Holders            14

 Item 5.   Other Information                                              14

 Item 6.   Exhibits and Reports on Form 8-K                               14

Signatures                                                                16

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                      December 28,    June 29,
                                                                                          2003         2003
                                                                                     -------------- --------------
                                                                                      (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                  $ 84,696        $ 49,079
 Short-term investments                                                                   7,870          12,139
 Receivables, net                                                                        15,686           7,767
 Inventories                                                                             18,429          20,370
 Prepaid and other current assets                                                         2,750           2,208
                                                                                     -------------   ------------
    Total current assets                                                                129,431          91,563

Property, plant and equipment, net                                                       43,202          46,500
Investments                                                                              10,508          19,471
Capitalized investment in leases                                                            215             276
Goodwill                                                                                 37,692          37,692
Other intangibles, net                                                                    2,895           3,211
Other assets                                                                             15,318          16,083
                                                                                     -------------   ------------
Total assets                                                                           $239,261        $214,796
                                                                                     =============   ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                  $77,816        $ 61,663
 Current maturities of long-term debt and obligations under capital leases                2,871           3,025
                                                                                     -------------   ------------
       Total current liabilities                                                         80,687          64,688
Long-term debt and obligations under capital leases                                       7,834           9,124
Other liabilities                                                                         3,915           3,696
                                                                                     -------------   ------------
Total liabilities                                                                        92,436          77,508
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                   -               -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,119,537 and 28,679,848 shares issued at December 28, 2003 and June 29, 2003,
  respectively                                                                              291             287
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,170,015 and 42,399,915 shares issued at December 28, 2003 and June 29, 2003,
    respectively                                                                            422             424
 Additional paid-in capital                                                             248,639         247,636
 Retained deficit                                                                       (99,419)       (107,951)
 Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                     (3,108)         (3,108)
                                                                                     -------------   ------------
    Total stockholders' equity                                                          146,825         137,288
                                                                                     -------------   ------------
Total liabilities and stockholders' equity                                             $239,261        $214,796
                                                                                     =============   ============


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                             ---------------------------------   ---------------------------------
                                                               December 28,     December 29,      December 28,     December 29,
                                                                  2003             2002               2003             2002
                                                             ---------------- ----------------   ---------------  ----------------
Net revenues                                                    $213,182         $197,429           $308,342         $286,654
Cost of revenues                                                 117,550          107,335            173,643          159,882
                                                             ---------------- ----------------   ---------------  ----------------
Gross profit                                                      95,632           90,094            134,699          126,772
Operating expenses:
  Marketing and sales                                             66,762           64,978             95,608           93,931
  Technology and development                                       3,503            3,415              6,934            6,993
  General and administrative                                       7,577            7,462             15,356           14,869
  Depreciation and amortization                                    3,843            4,068              7,760            8,097
                                                             ---------------- ----------------   ---------------  ----------------
       Total operating expenses                                   81,685           79,923            125,658          123,890
                                                             ---------------- ----------------   ---------------  ----------------
Operating income                                                  13,947           10,171              9,041            2,882
Other income (expense):
  Interest income                                                    223              284                415              635
  Interest expense                                                  (186)            (262)              (419)            (576)
  Other                                                              (14)            (106)              (213)            (148)
                                                             ---------------- ----------------   ---------------  ----------------
Total other income (expense), net                                     23              (84)              (217)             (89)
                                                             ---------------- ----------------   ---------------  ----------------
Income before income taxes                                        13,970           10,087              8,824            2,793
Income taxes                                                        (292)               -               (292)               -
                                                             ---------------- ----------------   ---------------  ----------------
Net income                                                       $13,678          $10,087             $8,532           $2,793
                                                             ================ ================   ===============  ================

Net income per common share:
   Basic                                                           $0.21            $0.15              $0.13            $0.04
                                                             ================ ================   ===============  ================
   Diluted                                                         $0.20            $0.15              $0.12            $0.04
                                                             ================ ================   ===============  ================

Weighted average shares used in the calculation of
 net income per common share:
   Basic                                                          65,881           65,522             65,828           65,500
                                                             ================ ================   ===============  ================
   Diluted                                                        69,074           67,804             68,811           67,704
                                                             ================ ================   ===============  ================

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                   --------------------------------
                                                                                    December 28,       December 29,
                                                                                        2003              2002
                                                                                   ---------------   --------------

Operating activities:
Net income                                                                                $8,532            $2,793
Reconciliation of net income to net cash provided by operations:
  Depreciation and amortization                                                            7,760             8,097
  Bad debt expense                                                                           279               317
  Other non-cash items                                                                       157               187
  Changes in operating items:
    Receivables                                                                           (8,198)           (6,339)
    Inventories                                                                            1,941            (4,761)
    Prepaid and other                                                                       (542)             (617)
    Accounts payable and accrued expenses                                                 16,154            13,315
    Other assets                                                                             619               648
    Other liabilities                                                                        219             1,553
                                                                                   ---------------   --------------
  Net cash provided by operating activities                                               26,921            15,193

Investing activities:
Purchase of investments                                                                  (23,018)          (18,364)
Sale of investments                                                                       36,250            38,434
Capital expenditures, net of non-cash expenditures                                        (4,296)           (3,522)
Other                                                                                        145               132
                                                                                   ---------------   --------------
  Net cash provided by investing activities                                                9,081            16,680

Financing activities:
Proceeds from employee stock options/stock purchase plan                                   1,005               333
Repayment of notes payable and bank borrowings                                              (528)             (466)
Payment of capital lease obligations                                                        (862)           (1,192)
                                                                                   ---------------   --------------
  Net cash used in financing activities                                                     (385)           (1,325)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                        35,617            30,548
Cash and equivalents:
 Beginning of period                                                                      49,079            40,601
                                                                                   ---------------   --------------
 End of period                                                                           $84,696           $71,149
                                                                                   ===============   ==============




See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2004.

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

Employee Stock Incentive Plans

The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

                                                Three Months Ended            Six Months Ended
                                      ------------------------------- -----------------------------
                                       December 28,    December 29,      December 28,   December 29,
                                          2003            2002               2003           2002
                                      --------------- --------------- -------------- --------------
                                              (in thousands, except per share data)


Net income - As reported                   $13,678        $10,087         $8,532         $2,793
 Less: Stock based compensation              1,974          2,261          3,851          3,851
                                      --------------- --------------- -------------- --------------
Net income (loss) - Pro forma              $11,704         $7,826         $4,681        ($1,058)
                                      =============== =============== ============== ==============
Net income (loss) per share:
   Basic - As reported                       $0.21          $0.15          $0.13          $0.04
   Basic - Pro forma                         $0.18          $0.12          $0.07         ($0.02)
   Diluted - As reported                     $0.20          $0.15          $0.12          $0.04
   Diluted - Pro forma                       $0.17          $0.12          $0.07         ($0.02)

The  assumptions  used to  calculate  the fair  value  of  options  granted  are
evaluated  and  revised,   as  necessary,   to  reflect  market  conditions  and
experience.

Comprehensive Income

For the three months and six months ended December 28, 2003 and December 29, 2002, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Other Intangibles

The Company's other intangible assets consist of the following:

                                                       December 28, 2003                        June 29, 2003
                                            ------------------------------------ ----------------------------------------
                                               Gross                                 Gross
                              Amortization   Carrying   Accumulated                Carrying      Accumulated
                                 Period       Amount    Amortization      Net        Amount      Amortization       Net
                             --------------- --------- ------------- ----------- --------------- ------------  ----------
                                                                   (in thousands)
 Intangible assets with
 determinable lives
    Investment in licenses   14 - 16 years    $4,927         $2,954       $1,973      $4,927          $2,792       $2,135
    Customer lists                 3 years       910            506          404         910             354          556
    Other                          5 years       171            129           42         171             127           44
                                            ------------ --------------- ----------- ----------- ------------------------
                                               6,008          3,589        2,419       6,008           3,273        2,735

 Trademarks with
  indefinite lives                 -             480              4          476         480               4          476
                                            ------------ --------------- ----------- ----------- --------------- --------
 Total identifiable
    intangible assets                         $6,488         $3,593       $2,895      $6,488          $3,277       $3,211
                                            ============ =============== =========== =========== ========================

Estimated amortization expense is as follows: remainder of fiscal 2004 - $0.3 million, fiscal 2005 - $0.6 million, fiscal 2006 - $0.3 million, fiscal 2007 - $0.3 million, fiscal 2008 - $0.3 million, and thereafter - $0.6 million.

Note 3 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        December 28,     June
                                                                                            2003          29, 2003
                                                                                       ----------------  -----------
                                                                                                 (in thousands)

                Commercial notes and revolving credit lines                                 $6,131          $6,612
                Seller financed acquisition obligations                                        106             145
                Obligations under capital leases                                             4,468           5,392
                                                                                         -----------     -----------
                                                                                            10,705          12,149
                Less current maturities of long-term debt and obligations under
                 capital leases                                                              2,871           3,025
                                                                                         -----------     -----------
                                                                                            $7,834          $9,124
                                                                                         ===========     ===========


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 4 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                         Three Months Ended                   Six Months Ended
                                                    ----------------------------------  ----------------------------------
                                                     December 28,      December 29,     December 28,       December 29,
                                                       2003              2002             2003              2002
                                                    -----------------  ---------------  ----------------  ----------------
                                                                      (in thousands, except per share data)
     Numerator:
        Net income                                        $13,678            $10,087           $8,532          $2,793
                                                    =================  ===============  ================  ================

     Denominator:
        Weighted average shares outstanding                65,881             65,522           65,828          65,500
        Effect of dilutive securities:
            Employee stock options                          3,193              2,282            2,983           2,204
                                                    -----------------  ---------------  ----------------  ----------------
     Adjusted weighted-average shares and assumed
        conversions                                        69,074             67,804           68,811          67,704
                                                    =================  ===============  ================  ================
Net income per common share:
        Basic                                               $0.21              $0.15            $0.13           $0.04
        Diluted                                             $0.20              $0.15            $0.12           $0.04


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

Overview

1-800-FLOWERS.COM has helped millions of customers connect to the people they care about with a broad range of thoughtful gifts, award-winning customer service and its unique technology and fulfillment infrastructure. The Company's product line includes flowers, plants, gourmet foods, candies, gift baskets and other unique gifts available to customers around the world via: the Internet (www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377) 24 hours a day; or by visiting one of the Company-operated or franchised stores. 1-800-FLOWERS.COM's collection of thoughtful gifting brands includes home decor and garden merchandise from Plow & Hearth(R) (phone: 1-800-627-1712 or web: www.plowandhearth.com), premium popcorn, confections and other food gifts from The Popcorn Factory(R) (phone: 1-800-541-2676 or web: www.thepopcornfactory.com), gourmet food products from GreatFood.com(R) (www.greatfood.com), and children's gifts from HearthSong(R) (phone:
1-800-325-2502   or  web:   www.hearthsong.com)   and  Magic  Cabin(R)   (phone:
1-888-623-623-6557 or web: www.magiccabin.com).

Results of Operations

Net Revenues

                                          Three Months Ended                              Six Months Ended
                              --------------------------------------------- --------------------------------------------
                               December 28,    December 29,                   December 28,    December 29,
                                  2003            2002          % Change         2003            2002       % Change
                              --------------- ---------------- ------------ --------------- -------------- ------------
                                                                   (in thousands)
Net revenues:
 Telephonic                    $113,374        $113,999          (0.5%)       $153,745        $156,530        (1.8%)
 Online                          90,878          75,750          20.0%         139,814         116,550        20.0%
 Retail/fulfillment               8,930           7,680          16.3%          14,783          13,574         8.9%

                              -------------- ----------------               --------------- --------------
Total net revenues             $213,182        $197,429           8.0%        $308,342        $286,654         7.6%
                              ============== ================               =============== ==============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth of 7.6% and 7.5%, respectively, during the three and six months ended December 28, 2003 was due to an increase in order volume resulting from the Company's effective marketing efforts, continued leverage of its existing customer base and strong brand name recognition.

The Company fulfilled approximately 3,420,000 and 4,801,000 orders through its combined telephonic and online sales channels during the three and six months ended December 28, 2003, an increase of 8.3% and 7.5% over the prior year periods. This growth was driven by the Company's online sales channel, which experienced a 19.1% and 18.3% increase in order volume during the three and six months ended December 28, 2003, respectively, driven by improved conversion of qualified traffic through the Company's websites and third party portals, search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel. During the three months ended December 28, 2003, telephonic order volume was consistent with the same period of the prior year, while order volume during the six months ended December 28, 2003 decreased 1.8% in comparison to the prior year period. The Company's combined telephonic and online average order value of $59.72 and $61.15, during the three and six months ended December 28, 2003, respectively, was consistent with the prior year periods.

The online sales channel contributed 44.5% and 47.6% of total combined telephonic and online revenues during the three and six months ended December 28, 2003, respectively, compared to 39.9% and 42.7% during the same periods of the prior year. The Company intends to continue to drive revenue growth through its online sales channel, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full array of gift offerings including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

In order to improve overall demand, in response to forecasted economic conditions and analysis of consumer buying patterns, during the three and six months ended December 28, 2003, the Company reallocated some of its marketing spending, reducing the circulation of certain non-floral product catalogs and redirecting those funds to various online and media programs featuring floral gifts. As a result, during the three and six months ended December 28, 2003, non-floral gift products accounted for 66.2% and 57.5% of total combined telephonic and online net revenues, respectively, in comparison to 67.0% and 58.6% during the same periods of the prior year. In the future, while the Company may choose to emphasize different products and categories to better match changes in consumer preferences and economic conditions, the Company expects that on an annual basis, an increasingly higher portion of revenue will continue to be derived from the sale of non-floral products.

Retail/fulfillment revenues for the three and six months ended December 28, 2003 increased in comparison to the same periods of the prior year, primarily as a result of continued enhancements in our BloomNet(TM) distribution network and improved Company-owned and franchised store sales.

Gross Profit

                                        Three Months Ended                              Six Months Ended
                           --------------------------------------------- ---------------------------------------------
                            December 28,     December 29,                  December 28,     December 29,
                               2003             2002         % Change         2003             2002         % Change
                           --------------  --------------- ------------- ---------------  --------------- ------------
                                                           (in thousands)

Gross profit                   $95,632       $90,094          6.1%         $134,699        $126,772         6.3%
Gross margin %                   44.9%         45.6%                          43.7%           44.2%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire service entities that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and six months ended December 28, 2003, in comparison to the same periods of the prior year, primarily as a result of increased order volume on the Company's online sales channels. Gross margin percentage during the three and six months ended December 28, 2003 decreased in comparison to the prior year, primarily as a result of the aforementioned shift in product mix towards floral products which yield a lower gross margin, but require lower marketing support, thereby contributing to the Company's overall improvement in operating margins in comparison to prior year. Gross margin percentage was also impacted by a slight increase in promotional offers, as the Company used targeted discount programs to incentivize certain customer behavior, such as new product introductory pricing, and early delivery offers, which improve fulfillment logistics. The reduction in margin percentage resulting from the above was largely offset by: i) improvements in inventory management and product sourcing, ii) the November 2002 increase in the Company's service charge, aligning it with industry norms, and iii) the Company's continued focus on customer service, whereby stricter quality control standards and enforcement methods reduced the rate of product credits/returns and replacements.

As a result of these factors, the Company expects that its gross margin percentage for its fiscal year ending June 27, 2004 will be consistent with the prior year. However, over the longer term, the Company expects to continue to grow its higher margin, non-floral business, and while varying by quarter due to seasonal changes in product mix, expects that its gross margin percentage will continue to increase on an annual basis.

Marketing and Sales Expense

                                              Three Months Ended                               Six Months Ended
                                 ----------------------------------------------  ---------------------------------------------
                                  December 28,    December 29,                   December 28,     December 29,
                                     2003            2002          % Change         2003             2002          % Change
                                 --------------- ---------------  -------------  --------------  --------------- -------------
                                                                (in thousands)

Marketing and sales                  $66,762          $64,978           2.7%         $95,608         $93,931          1.8%
Percentage of net revenues             31.3%            32.9%                          31.0%           32.8%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased as a percentage of net revenues during the three and six months ended December 28, 2003, compared to the same periods of the prior year as a result of: (i) volume related operating efficiencies, (ii) a reduction in order processing costs, and (iii) a net reduction in advertising cost per order, resulting from the aforementioned shift in the mix of products being promoted by the Company, which enabled it to proportionately reduce the circulation of higher cost per order catalogs in favor of lower cost media and online advertising. As a result of the Company's cost-efficient customer retention programs, of the 2,327,000 and 3,487,000 customers who placed orders during the three and six months ended December 28, 2003, respectively, approximately 48.6% and 48.9% represented repeat customers, compared to 46.9% and 46.4%, in the prior year periods. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 1,197,000 and 1,681,000 new customers during the three and six months ended December 28, 2003, respectively.

In order to further execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including the impact of changing economic conditions and consumer preferences, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Although the Company believes that increased spending in the area of marketing and sales will be necessary for the Company to continue to grow its revenues, the Company expects that, on an annual basis, marketing and sales expense will continue to decline as a percentage of net revenues.

Technology and Development Expense

                                              Three Months Ended                               Six Months Ended
                                 ----------------------------------------------  ---------------------------------------------
                                  December 28,    December 29,                   December 28,     December 29,
                                       2003            2002        % Change          2003             2002         % Change
                                 -------------- --------------- --------------   --------------  --------------- -------------
                                                                (in thousands)

Technology and development          $3,503         $3,415           2.6%              $6,934          $6,993         (0.8%)
Percentage of net revenues            1.6%           1.7%                               2.2%            2.4%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three and six months ended December 28, 2003, technology and development expense decreased as a percentage of net revenues in comparison to the same periods of the prior year due to continued cost-efficiencies realized by internalizing the Company's development functions, which offset increased costs associated with software licensing and computer maintenance agreements required to support the Company's IT infrastructure. Internalizing the development functions has enabled the Company to cost effectively enhance the content and functionality of its Web sites and improve the performance of the Company's fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the three and six months ended December 28, 2003, the Company expended $4.6 million and $9.9 million on technology and development, of which $1.1 million and $3.0 million has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods will continue to decrease as a percentage of net revenues due to the expected benefits from previous investments in the Company's current technology platform.

General and Administrative Expense

                                               Three Months Ended                               Six Months Ended
                                 ---------------------------------------------- ----------------------------------------------
                                  December 28,      December 29,                   December 28,    December 29,
                                     2003              2002          % Change         2003            2002           % Change
                                 --------------- --------------- -------------- --------------- --------------- --------------
                                                                (in thousands)

General and administrative         $7,577            $7,462           1.6%           $15,356         $14,869          3.3%
Percentage of net revenues           3.6%              3.8%                             5.0%            5.2%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. Although decreasing as a percentage of net revenues, general and administrative expense during the three and six months ended December 28, 2003 increased in comparison to the same periods of the prior year, primarily as a result of payroll increases and higher health and business insurance costs.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, and as such, while increasing in absolute dollars, general and administrative expenses on an annual basis are expected to continue to decline as a percentage of net revenues.

Depreciation and Amortization Expense

                                               Three Months Ended                             Six Months Ended
                                 ---------------------------------------------- ----------------------------------------------
                                  December 28,     December 29,                  December 28,     December 29,
                                     2003             2002          % Change        2003             2002          % Change
                                 --------------- --------------- -------------- --------------- --------------- --------------
                                                                (in thousands)

Depreciation and amortization      $3,843            $4,068          (5.5%)          $7,760          $8,097          (4.2%)
Percentage of net revenues           1.8%              2.1%                            2.5%            2.8%


The decrease in depreciation and amortization expense during the three and six months ended December 28, 2003, in comparison to the same periods of the prior year, reflects the impact of the Company's declining rate of capital additions, and the fact that certain software components of the Company's order entry, customer service, fulfillment and database systems, are now fully depreciated.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues in comparison to prior fiscal periods.

Other Income (Expense)

                                               Three Months Ended                             Six Months Ended
                                 ---------------------------------------------- ----------------------------------------------
                                  December 28,     December 29,                  December 28,     December 29,
                                     2003             2002          % Change        2003             2002          % Change
                                 --------------- --------------- -------------- --------------- --------------- --------------
                                                                (in thousands)

Interest income                      $223            $284           (21.5%)        $415             $635          (34.6%)
Interest expense                     (186)           (262)           29.0%         (419)            (576)          27.3%
Other                                 (14)           (106)           86.8%         (213)            (148)         (43.9%)

                                 -------------  -------------                   -------------   ---------------
                                      $23            ($84)          127.4%        ($217)            ($89)        (143.8%)
                                 =============  =============                   =============   ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The increase in other income (expense) during the three months ended December 28, 2003 was primarily attributable to a reduction in interest expense associated with the refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003, and a loss incurred in the prior year upon the closure of a retail store, offset in part by a reduction of interest income due to a decline in the average rate of return on the Company's investments as a result of prevailing market conditions. The decrease in other income (expense) during the six months ended December 28, 2003 was primarily due to a decline in the average rate of return on its investments, and a loss incurred upon the conversion/relocation of a retail store into a local fulfillment center, offset by a reduction in interest expense associated with the aforementioned long-term debt refinancing.

Income Taxes

During the three and six months ended December 28, 2003 the Company recorded a $0.3 million income tax provision for federal alternative minimum tax (AMT) and various state taxes resulting from state tax law changes that deferred the usage of available net operating losses. During the three and six months ended
December 29, 2002, no income taxes were recorded, as all available loss carrybacks had been fully utilized. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

At December 28, 2003, the Company had working capital of $48.7 million, including cash and equivalents and short-term investments of $92.6 million, compared to working capital of $26.9 million, including cash and equivalents and short-term investments of $61.2 million, at June 29, 2003. In addition to its cash and short-term investments, at December 28, 2003 and June 29, 2003, the Company maintained approximately $10.5 million and $19.5 million, respectively, of long-term investments, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $26.9 million for the six months ended December 28, 2003 was primarily attributable to net income and seasonal changes in working capital, consisting of increases in accounts payable and accrued expenses related to the Christmas holiday and non-cash charges of depreciation and amortization, offset in part by increases in accounts receivable, also due to the Christmas Holiday.

Net cash provided by investing activities of $9.1 million for the six months ended December 28, 2003 was principally comprised of net sales of investments, reduced by capital expenditures primarily related to the Company's technology infrastructure.

Net cash used in financing activities was $0.4 million for the six months ended December 28, 2003, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

At December 28, 2003, the Company's material capital commitments consist of:

     o obligations outstanding under capital and operating leases (including guarantees of $0.4 million), as well as commercial notes related to obligations arising from, and collateralized by, the underlying assets of the Company's warehousing/fulfillment facility in Madison, Virginia ($6.2 million - 2004, $9.2 million - 2005, $6.1 million - 2006, $3.9 million - 2007, $2.5 million - 2008, and $8.1 million -
         thereafter);o
     o   inventory commitments ($14.9 million).

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of February 4, 2004, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be funded utilizing available cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 2, 2003.

         The following nominees were elected as directors, each to serve until the 2006 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                       Withheld
         ----------------------------    -----------------------------------      ------------------------------------------
         Jeffrey C. Walker                          390,212,925                                    935,376
         Kevin J. O'Connor                          390,437,248                                    711,053

         The following Directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the Company: James F. McCann, Christopher G. McCann, T. Guy Minetti,
         John J. Conefry, Jr., Leonard J. Elmore and Mary Lou Quinlan.

         The proposal to approve the Section 16 Executive Officers Bonus Plan was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               390,988,707                            118,993                                      40,601

         The proposal to approve the 2003 Long Term Incentive and Share Award
         Plan was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               371,727,831                           10,743,144                                     3,849


         The proposal to ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending June 27, 2004 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               391,011,917                            135,128                                       1,256

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

          On January 12, 2004, the Company filed a report on Form 8-K announcing anticipated results for its fiscal 2004 second quarter ended December 28, 2003.

          On February 5, 2004, the Company filed a report on Form 8-K disclosing financial results for its fiscal 2004 second quarter ended December 28, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             1-800-FLOWERS.COM, Inc.
                                             ----------------------------------
                                             (Registrant)




Date:  February 10, 2004                     /s/ James F. McCann
---------------------------                  ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date:  February 10, 2004                     /s/ William E. Shea
-------------------------                    ----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)