Form 10-Q
period 2004-03-28
1 800 FLOWERS COM INC
filed 2004-05-11
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 2004


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

                                   29,289,768
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 5, 2004)

                                   36,864,465
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 5, 2004)

                             1-800-FLOWERS.COM, Inc.

                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 28, 2004


                                 INDEX
                                                                           Page

Part I.  Financial Information

 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets - March 28, 2004
           (Unaudited) and June 29, 2003                                      1

          Consolidated Statements of Income (Unaudited) - Three
           and Nine Months Ended March 28, 2004 and March 30,
           2003                                                               2

          Consolidated Statements of Cash Flows (Unaudited) - Nine
           Months Ended March 28, 2004 and March 30, 2003                     3

          Notes to Consolidated Financial Statements (Unaudited)              4

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

 Item 4.  Controls and Procedures                                            13

Part II.  Other Information

 Item 1.  Legal Proceedings                                                  14

 Item 2.  Changes in Securities and Use of Proceeds                          14

 Item 3.  Defaults upon Senior Securities                                    14

 Item 4.  Submission of Matters to a Vote of Security Holders                14

 Item 5.  Other Information                                                  14

 Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   15

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                       March 28,      June 29,
                                                                                        2004            2003
                                                                                     -------------   ------------

                                                                                      (unaudited)

Assets
Current assets:
  Cash and equivalents                                                                 $ 70,447        $ 49,079
  Short-term investments                                                                  6,395          12,139
  Receivables, net                                                                        9,246           7,767
  Inventories                                                                            23,131          20,370
  Prepaid and other current assets                                                        5,898           2,208
                                                                                     -------------   ------------
     Total current assets                                                               115,117          91,563

Property, plant and equipment, net                                                       41,351          46,500
Investments                                                                              10,591          19,471
Capitalized investment in leases                                                            186             276
Goodwill                                                                                 37,692          37,692
Other intangibles, net                                                                    2,734           3,211
Other assets                                                                             11,104          16,083
                                                                                     -------------   ------------
Total assets                                                                           $218,775        $214,796
                                                                                     =============   ============




Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                  $55,907        $ 61,663
 Current maturities of long-term debt and obligations under capital leases                2,792           3,025
                                                                                     -------------   ------------
     Total current liabilities                                                           58,699          64,688
Long-term debt and obligations under capital leases                                       7,154           9,124
Other liabilities                                                                         3,770           3,696
                                                                                     -------------   ------------
Total liabilities                                                                        69,623          77,508
Commitments and contingencies
Stockholders' equity:
 Preferred  stock, $.01 par  value, 10,000,000  shares  authorized, none  issued              -               -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,228,547
  and 28,679,848 shares issued at March 28, 2004 and June 29, 2003, respectively            292             287
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,158,605
  and 42,399,915 shares issued at March 28, 2004 and June 29, 2003, respectively            422             424
 Additional paid-in capital                                                             249,022         247,636
 Retained deficit                                                                       (97,476)       (107,951)
 Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                     (3,108)         (3,108)
                                                                                     -------------   ------------
       Total stockholders' equity                                                       149,152         137,288
                                                                                     -------------   ------------
Total liabilities and stockholders' equity                                             $218,775        $214,796
                                                                                     =============   ============




See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                             ---------------------------------   ---------------------------------
                                                                 March 28,        March 30,        March 28,         March 30,
                                                                  2004             2003             2004              2003
                                                             ----------------  ---------------   ----------------  ---------------
Net revenues                                                    $134,069         $124,121           $442,411         $410,775
Cost of revenues                                                  79,429           73,095            253,072          232,977
                                                             ----------------  ---------------   ----------------  ---------------
Gross profit                                                      54,640           51,026            189,339          177,798
Operating expenses:
 Marketing and sales                                              37,693           35,710            133,301          129,641
 Technology and development                                        3,576            3,323             10,510           10,316
 General and administrative                                        7,872            7,343             23,228           22,212
 Depreciation and amortization                                     3,572            3,594             11,332           11,691
                                                             ---------------- ----------------   ---------------  ----------------
   Total operating expenses                                       52,713           49,970            178,371          173,860
                                                             ---------------- ----------------   ---------------  ----------------
Operating income                                                   1,927            1,056             10,968            3,938
Other income (expense):
 Interest income                                                     269              245                684              880
 Interest expense                                                   (182)            (213)              (601)            (789)
 Other                                                                (5)              95               (218)             (53)
                                                             ---------------- ----------------   ---------------  ----------------
Total other income (expense), net                                     82              127               (135)              38
                                                             ---------------- ----------------   ---------------  ----------------
Income before income taxes                                         2,009            1,183             10,833            3,976
Income taxes                                                         (66)               -               (358)               -
                                                             ---------------- ----------------   ---------------  ----------------
Net income                                                        $1,943           $1,183            $10,475           $3,976
                                                             ================ ================   ===============  ================

Net income per common share:
   Basic                                                           $0.03            $0.02              $0.16            $0.06
                                                             ================ ================   ===============  ================
   Diluted                                                         $0.03            $0.02              $0.15            $0.06
                                                             ================ ================   ===============  ================

Weighted average shares used in the calculation of
 net income per common share:
 Basic                                                            66,016           65,583             65,891           65,528
                                                             ================ ================   ===============  ================
 Diluted                                                          68,984           67,117             68,876           67,581
                                                             ================ ================   ===============  ================


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                      March 28,       March 30,
                                                                                        2004           2003
                                                                                   ---------------   --------------

Operating activities:
Net income                                                                             $10,475            $3,976
Reconciliation of net income to net cash provided by (used in)
 operations:
 Depreciation and amortization                                                          11,332            11,691
 Bad debt expense                                                                          401               452
 Other non-cash items                                                                      170                65
 Changes in operating items:
   Receivables                                                                          (1,880)             (933)
   Inventories                                                                          (2,761)           (8,770)
   Prepaid and other                                                                    (1,106)             (683)
   Accounts payable and accrued expenses                                                (5,756)           (2,702)
   Other assets                                                                          2,207            (5,534)
   Other liabilities                                                                        74               783
                                                                                   ---------------   --------------
 Net cash provided by (used in) operating activities                                    13,156            (1,655)

Investing activities:
Purchase of investments                                                                (34,072)          (21,350)
Sale of investments                                                                     48,696            37,215
Capital expenditures, net of non-cash expenditures                                      (5,866)           (4,680)
Other                                                                                      187               284
                                                                                   ---------------   --------------
 Net cash provided by investing activities                                               8,945            11,469

Financing activities:
Proceeds from employee stock options/stock purchase plan                                 1,389               571
Repayment of notes payable and bank borrowings                                            (834)             (721)
Payment of capital lease obligations                                                    (1,288)           (1,703)
                                                                                   ---------------   --------------
 Net cash used in financing activities                                                    (733)           (1,853)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                      21,368             7,961
Cash and equivalents:
 Beginning of period                                                                    49,079            40,601
                                                                                   ---------------   --------------
 End of period                                                                         $70,447           $48,562
                                                                                   ===============   ==============







See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2004.

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

                                            Three Months Ended             Nine Months Ended
                                      ------------------------------- -----------------------------
                                        March 28,        March 30,     March 28,      March 30,
                                          2004             2003          2004           2003
                                      --------------- --------------- -------------- --------------
                                                 (in thousands, except per share data)

Net income - As reported                 $1,943            $1,183         $10,475         $3,976

 Less: Stock based compensation           1,759             2,045           5,598          5,896
                                      --------------- --------------- -------------- --------------
Net income (loss) - Pro forma            $  184             ($862)         $4,877        ($1,920)
                                      =============== =============== ============== ==============

Net income (loss) per share:
   Basic - As reported                    $0.03             $0.02           $0.16          $0.06
   Basic - Pro forma                      $0.00            ($0.01)          $0.07         ($0.03)
   Diluted - As reported                  $0.03             $0.02           $0.15          $0.06
   Diluted - Pro forma                    $0.00            ($0.01)          $0.07         ($0.03)

The  assumptions  used to  calculate  the fair  value  of  options  granted  are
evaluated  and  revised,   as  necessary,   to  reflect  market  conditions  and
experience.

Comprehensive Income

For the three months and nine months ended March 28, 2004 and March 30, 2003, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Other Intangibles

The Company's other intangible assets consist of the following:

                                                        March 28, 2004                            June 29, 2003
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                 Gross
                              Amortization   Carrying     Accumulated                Carrying     Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization       Net
                             -------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years     $4,927         $3,034       $1,893      $4,927          $2,792       $2,135
   Customer lists                  3 years        910            581          329         910             354          556
   Other                           5 years        171            135           36         171             127           44
                                            ------------ --------------- ----------- ----------- ---------------- ------------
                                                6,008          3,750        2,258       6,008           3,273        2,735

 Trademarks with
    indefinite lives               -              480              4          476         480               4          476
                                            ------------ --------------- ----------- ----------- --------------- -------------
 Total identifiable
    intangible assets                          $6,488         $3,754       $2,734      $6,488          $3,277       $3,211
                                            ============ =============== =========== =========== =============================

Estimated amortization expense is as follows: remainder of fiscal 2004 - $0.2 million, fiscal 2005 - $0.6 million, fiscal 2006 - $0.3 million, fiscal 2007 - $0.3 million, fiscal 2008 - $0.3 million, and thereafter - $0.6 million.

Note 3 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                         March 28,        June 29,
                                                                                           2004            2003
                                                                                       ----------------  -----------
                                                                                                (in thousands)

         Commercial notes and revolving credit lines                                         $5,836          $6,612
         Seller financed acquisition obligations                                                 94             145
         Obligations under capital leases                                                     4,016           5,392
                                                                                         -----------     -----------
                                                                                              9,946          12,149
         Less current maturities of long-term debt and obligations under
          capital leases                                                                      2,792           3,025
                                                                                         -----------     -----------
                                                                                             $7,154          $9,124
                                                                                         ===========     ===========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 4 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                        Three Months Ended                   Nine Months Ended
                                                              ----------------------------------  ----------------------------------
                                                                  March 28,         March 30,        March 28,          March 30,
                                                                    2004               2003             2004              2003
                                                              -----------------  ---------------  ----------------  ----------------
                                                                                (in thousands, except per share data)
    Numerator:
       Net income                                                  $1,943             $1,183          $10,475            $3,976
                                                              =================  ===============  ================  ================
    Denominator:
       Weighted average shares outstanding                         66,016             65,583           65,891            65,528
       Effect of dilutive securities:
           Employee stock options                                   2,968              1,534            2,985             2,053
                                                              -----------------  ---------------  ----------------  ----------------
    Adjusted weighted-average shares and assumed
       conversions                                                 68,984             67,117           68,876            67,581
                                                              =================  ===============  ================  ================

    Net income per common share:
        Basic                                                       $0.03              $0.02           $0.16              $0.06
        Diluted                                                     $0.03              $0.02           $0.15              $0.06


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

Overview

For more than 25 years, 1-800-FLOWERS.COM, Inc. has been a leader in the floral industry, taking the extra step to help people connect and express themselves quickly and easily with exquisite floral gifts crafted with care by renowned artisans and some of the nation's leading florists, as well as distinctive non-floral gifts appropriate for any occasion or sentiment. The Company provides gift solutions same day, any day, offering an unparalleled selection of flowers, plants, gourmet foods and confections, gift baskets and other impressive unique gifts. As always, satisfaction is guaranteed, and customer service is paramount with quick, convenient ordering options, fast and reliable delivery, and gift advisors always available. Customers can shop 1-800-FLOWERS.COM(R) 24-hours a day, seven-days a week via the Internet (http://www.1800flowers.com); by calling 1-800-FLOWERS(R)(1-800-356-9377); or by visiting a Company-operated or franchised store. The 1-800-FLOWERS.COM(R) family of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1- 800-627-1712 or http://www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or http://www.thepopcornfactory.com); gourmet foods from GreatFood.com(R) (http://www.greatfood.com); and children's gifts from HearthSong(R) (http://www.hearthsong.com) and Magic Cabin(R) (http://www.magiccabin.com).

Results of Operations

Net Revenues

                                                  Three Months Ended                             Nine Months Ended
                                    ----------------------------------------------- ---------------------------------------------
                                       March 28,      March 30,                       March 28,        March 30,
                                          2004          2003           % Change         2004            2003          % Change
                                    --------------- ---------------- -------------- --------------- --------------- -------------
                                                                   (in thousands)
Net revenues:
 Telephonic                            $50,851          $52,287           (2.7%)       $204,596        $208,817        (2.0%)
 Online                                 74,521           64,595           15.4%         214,335         181,145        18.3%
 Retail/fulfillment                      8,697            7,239           20.1%          23,480          20,813        12.8%
                                    --------------- ----------------                --------------- ---------------
       Total net revenues             $134,069         $124,121            8.0%        $442,411        $410,775         7.7%
                                    =============== ================                =============== ===============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth of 7.3% and 7.4%, respectively, during the three and nine months ended March 28, 2004, was due to an increase in order volume resulting from the Company's effective marketing efforts, continued leverage of its existing customer base and strong brand name recognition.

The Company fulfilled approximately 2,052,000 and 6,853,000 orders through its combined telephonic and online sales channels during the three and nine months ended March 28, 2004, an increase of 9.7% and 8.1% over the prior year periods. This growth was driven by the Company's online sales channel, which experienced a 16.3% and 17.6% increase in order volume during the three and nine months ended March 28, 2004, respectively, driven by improved conversion of qualified traffic through the Company's websites and third party portals, search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel. During the three months ended March 28, 2004, telephonic order volume was consistent with the same period of the prior year, while order volume during the nine months ended March 28, 2004 decreased 1.3% in comparison to the prior year period. The Company's combined telephonic and online average order value of $61.11 and $61.14 during the three and nine months ended March 28, 2004, decreased 2.2% and 0.6% in comparison to the respective periods of the prior year.

The online sales channel contributed 59.4% and 51.2% of total combined telephonic and online revenues during the three and nine months ended March 28, 2004, respectively, compared to 55.3% and 46.5% during the same periods of the prior year. The Company intends to continue to drive revenue growth through its online sales channel, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full array of gift offerings including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

In order to improve overall demand, in response to forecasted economic conditions and analysis of consumer buying patterns, during the three and nine months ended March 28, 2004, the Company reallocated its marketing spending, reducing the circulation of certain non-floral product catalogs and redirecting those funds to various online and media programs featuring floral gifts. As a result, during the three and nine months ended March 28, 2004, non-floral gift products accounted for 35.3% and 50.4% of total combined telephonic and online net revenues, respectively, in comparison to 38.1% and 52.5% during the same periods of the prior year. In the future, while the Company may choose to emphasize different products and categories to better match changes in consumer preferences and economic conditions, the Company expects that on an annual basis, an increasingly higher portion of revenue will continue to be derived from the sale of non-floral products.

Retail/fulfillment revenues for the three and nine months ended March 28, 2004 increased in comparison to the same periods of the prior year, primarily as a result of continued enhancements in our BloomNet(TM) distribution network.

Gross Profit

                                            Three Months Ended                              Nine Months Ended
                                  --------------------------------------------- ----------------------------------------------
                                    March 28,       March 30,                     March 28,        March 30,
                                      2004            2003          % Change        2004            2003           % Change
                                  --------------  --------------- ------------- ---------------  --------------- -------------
                                                                (in thousands)

Gross profit                          $54,640         $51,026          7.1%         $189,339        $177,798         6.5%
Gross margin %                          40.8%           41.1%                          42.8%           43.3%



Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire service entities that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and nine months ended March 28, 2004, in comparison to the same periods of the prior year, primarily as a result of increased order volume on the Company's online sales channel. Gross margin percentage during the three and nine months ended March 28, 2004 decreased in comparison to the prior year, primarily as a result of the aforementioned shift in product mix towards floral products which yield a lower gross margin, but require lower marketing support, thereby contributing to the Company's overall improvement in operating margins in comparison to the prior year. Gross margin percentage was also impacted by a slight increase in promotional offers, as the Company used targeted discount programs to incent certain customer behavior, such as new product introductory pricing, and early delivery offers, which improve fulfillment logistics. The reduction in margin percentage resulting from the above was offset by: i) improvements in inventory management and product sourcing, ii) the November 2002 increase in the Company's service charge, aligning it with industry norms, and iii) the Company's continued focus on customer service, whereby stricter quality control standards and enforcement methods reduced the rate of product credits/returns and replacements.

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

Marketing and Sales Expense

                                              Three Months Ended                                Nine Months Ended
                               ----------------------------------------------  ----------------------------------------------
                                 March 28,      March 30,                       March 28,        March 30,
                                   2004           2003            % Change         2004             2003          % Change
                               --------------- ---------------  -------------  --------------  --------------- --------------
                                                                (in thousands)

Marketing and sales               $37,693         $35,710           5.6%          $133,301        $129,641          2.8%
Percentage of net revenues          28.1%           28.8%                            30.1%           31.6%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased as a percentage of net revenues during the three and nine months ended March 28, 2004, compared to the same periods of the prior year as a result of: (i) volume related operating efficiencies, (ii) a reduction in order processing costs, and (iii) a net reduction in advertising cost per order, resulting from the aforementioned shift in the mix of products being promoted by the Company, which enabled it to proportionately reduce the circulation of higher cost per order catalogs in favor of lower cost media and online advertising. As a result of the Company's cost-efficient customer retention programs, of the 1,628,000 and 4,491,000 customers who placed orders during the three and nine months ended March 28, 2004, respectively, approximately 56.6% and 47.7% represented repeat customers, compared to 55.0% and 46.2%, in the prior year periods. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 707,000 and 2,351,000 new customers during the three and nine months ended March 28, 2004, respectively.

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

Technology and Development Expense

                                                Three Months Ended                              Nine Months Ended
                                   ----------------------------------------------  ---------------------------------------------

                                     March 28,    March 30, 2003                    March 28,     March 30, 2003
                                       2004                         % Change          2004                          % Change
                                   -------------- --------------- --------------  --------------  --------------- -------------
                                                                (in thousands)

Technology and development             $3,576        $3,323           7.6%            $10,510        $10,316          1.9%
Percentage of net revenues               2.7%          2.7%                              2.4%           2.5%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three and nine months ended March 28, 2004, technology and development expense increased in comparison to the same periods of the prior year due to increased costs associated with software licensing and computer maintenance agreements required to support the Company's technology infrastructure, and added customer functionality on its websites. These increases were largely offset by the Company's ability to internalize its development functions, thereby cost effectively enhancing the content and functionality of the Company's Web sites and improving the performance of the fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the three and nine months ended March 28, 2004, the Company expended $5.0 million and $14.9 million on technology and development, of which $1.4 million and $4.4 million has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods will continue to decrease as a percentage of net revenues due to the expected benefits from previous investments in the Company's current technology platform.

General and Administrative Expense

                                                Three Months Ended                              Nine Months Ended
                                   ----------------------------------------------  ---------------------------------------------
                                     March 28,          March 30,                     March 28,        March 30,
                                        2004             2003          % Change         2004              2003         % Change
                                   ----------------  --------------  ------------  --------------  ---------------  ------------
                                                                (in thousands)

General and administrative             $7,872            $7,343           7.2%          $23,228        $22,212          4.6%
Percentage of net revenues               5.9%              5.9%                            5.3%           5.4%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. Although remaining consistent as a percentage of net revenues, general and administrative expense during the three and nine months ended March 28, 2004 increased in comparison to the same period of the prior year, primarily as a result of higher health and business insurance costs and payroll increases.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, and as such, while increasing in absolute dollars, general and administrative expenses on an annual basis are expected to continue to decline as a percentage of net revenues.

Depreciation and Amortization Expense

                                                Three Months Ended                              Nine Months Ended
                                   ----------------------------------------------  ---------------------------------------------
                                     March 28,          March 30,                     March 28,        March 30,
                                        2004             2003          % Change         2004              2003         % Change
                                   ----------------  --------------  ------------  --------------  ---------------  ------------
                                                                   (in thousands)

Depreciation and amortization          $3,572            $3,594           (0.6%)        $11,332        $11,691          (3.1%)
Percentage of net revenues               2.7%              2.9%                            2.6%           2.8%


The decrease in depreciation and amortization expense during the three and nine months ended March 28, 2004, in comparison to the same periods of the prior year, reflects the impact of the Company's declining rate of capital additions, and the fact that certain software components of the Company's order entry, customer service, fulfillment and database systems, are now fully depreciated.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues in comparison to prior fiscal periods.

Other Income (Expense)

                                                Three Months Ended                              Nine Months Ended
                                   ----------------------------------------------  ---------------------------------------------
                                     March 28,          March 30,                     March 28,        March 30,
                                        2004             2003          % Change         2004              2003         % Change
                                   ----------------  --------------  ------------  --------------  ---------------  ------------
                                                                   (in thousands)

Interest income                         $269             $245           9.8%            $684             $880          (22.3%)
Interest expense                        (182)            (213)         14.6%            (601)            (789)          23.8%
Other                                     (5)              95        (105.3%)           (218)             (53)        (311.3%)
                                   ----------------  --------------                --------------  ---------------
                                         $82             $127         (35.4%)          ($135)             $38         (455.3%)
                                   ================  ==============                ==============  ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt.

The decrease in other income (expense) during the three months ended March 28, 2004 was primarily attributable to a gain recognized in the prior year upon the sale of a retail store, offset by increased interest income due to higher average cash balances and a reduction in interest expense associated with the refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003. The decrease in other income (expense) during the nine months ended March 28, 2004 was primarily due to a decline in the average rate of return on investments, a loss incurred upon the conversion/relocation of a retail store into a local fulfillment center in the current year, and the aforementioned gain recognized in the prior year upon the sale of a retail store, offset in part by a reduction in interest expense associated with the aforementioned long-term debt refinancing.

Income Taxes

During the three and nine months ended March 28, 2004 the Company recorded a $0.1 million and $0.4 million income tax provision, respectively, for federal alternative minimum tax (AMT) and various state taxes resulting from state tax law changes that deferred the use of available net operating losses. The Company has provided a full valuation allowance on that portion of its deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

At March 28, 2004, the Company had working capital of $56.4 million, including cash and equivalents and short-term investments of $76.8 million, compared to working capital of $26.9 million, including cash and equivalents and short-term investments of $61.2 million, at June 29, 2003. In addition to its cash and short-term investments, at March 28, 2004 and June 29, 2003, the Company maintained approximately $10.6 million and $19.5 million, respectively, of long-term investments, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $13.2 million for the nine months ended March 28, 2004 was primarily attributable to net income and non-cash charges of depreciation and amortization, offset in part by seasonal changes in working capital consisting of reductions in accounts payable and accrued expenses and increases in accounts receivable and inventories in preparation for the spring selling season.

Net cash provided by investing activities of $8.9 million for the nine months ended March 28, 2004 was principally comprised of net sales of investments, reduced by capital expenditures primarily related to the Company's technology infrastructure.

Net cash used in financing activities was $0.7 million for the nine months ended March 28, 2004, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received from the exercise of employee stock option and employee stock purchase plan.

At March 28, 2004, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1        1 - 3          3 - 5            More than 5
                                             Total               year        years          years                  years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt                              $5,930             $1,125          $4,407            $398
Capital lease obligations                    4,016              1,667           2,326              23
Operating lease obligations                 11,634              4,102           4,742             933               $1,857
Sublease obligations                         8,865              2,351           4,569           1,396                  549
Other cash obligations (*)                     262                262               -               -                    -
Purchase commitments                        14,794             14,794               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
  Total                                    $45,501            $24,301         $16,044          $2,750               $2,406
                                        ===========    ===============    ============   =============     ================

(*) Other cash obligations include $0.3  million of franchise  lease guarantees.

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of May 5, 2004, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be funded utilizing available cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 28, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             On January 12, 2004, the Company filed a report on Form 8-K, attaching its press release dated January 6, 2004, disclosing anticipated results for its fiscal 2004 second quarter ended December 28, 2003.

             On February 5, 2004, the Company filed a report on Form 8-K, attaching its press release dated January 20, 2004, disclosing financial results for its fiscal 2004 second quarter ended December 28, 2003.

             On March 3, 2004, the Company filed a report on Form 8-K, attaching its press release dated February 19, 2004, disclosing results of its fiscal 2004 Valentine's Day holiday.

             On May 3, 2004, the Company filed a report on Form 8-K, attaching its press release dated April 22, 2004, disclosing financial results for its fiscal 2004 third quarter ended March 28, 2004.

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




Date:  May 11, 2004                          /s/ James F. McCann
----------------------                       --------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date:  May 11, 2004                          /s/ William E.Shea
----------------------                       --------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)