Form 10-K
period 2004-06-27
1 800 FLOWERS COM INC
filed 2004-09-09
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 27, 2004

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                11-3117311
--------                                                ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

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

     The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on December 26, 2003 as reported on the Nasdaq National Market, was approximately $298,872,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   29,403,363
 (Number of shares of class A common stock outstanding as of September 7, 2004)

                                   36,864,465
 (Number of shares of class B common stock outstanding as of September 7, 2004)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be
    filed with the SEC within 120 days of June 27, 2004, are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.

                                    FORM 10-K
                     For the fiscal year ended June 27, 2004

                                      INDEX


PART I
  Item 1.   Business                                                           1

  Item 2.   Properties                                                        21

  Item 3.   Legal Proceedings                                                 21

  Item 4.   Submission of Matters to a Vote of Security Holders               21

PART II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           24

  Item 6.   Selected Financial Data                                           26

  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         28

  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk        38

  Item 8.   Financial Statements and Supplementary Data                       39

  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          39

  Item 9A.  Controls and Procedures                                           39

PART III
  Item 10.  Directors and Executive Officers of the Registrant                39

  Item 11.  Executive Compensation                                            39

  Item 12.  Security Ownership of Certain Beneficial Owners and Management    39

  Item 13.  Certain Relationships and Related Transactions                    40

  Item 14.  Principal Accounting Fees and Services                            40

Part IV

  Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   41


  Signatures                                                                  43

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

Item 1. BUSINESS

The Company

For more than 25 years, 1-800-FLOWERS.COM, Inc. has been a leading innovator in the floral industry, taking the extra step to help people connect and express themselves quickly and easily with exquisite floral gifts crafted with care by renowned artisans and the nation's leading florists, as well as distinctive non-floral gifts appropriate for any occasion or sentiment. The Company provides gift solutions same day, any day, offering an unparalleled selection of flowers, plants, gourmet foods and confections, gift baskets and other impressive unique gifts. As always, satisfaction is guaranteed, and customer service is paramount with quick, convenient ordering options, fast and reliable delivery, and gift advisors always available.

Customers can shop 1-800-FLOWERS.COM 24-hours a day, seven-days a week via the Internet (http://www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377); or by visiting a Company-operated or franchised store. The 1-800-FLOWERS.COM family of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or http://www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or http://www.thepopcornfactory.com); gourmet foods from GreatFood.com(R) (http://www.greatfood.com); and children's gifts from HearthSong(R) (http://www.hearthsong.com) and Magic Cabin(R) (http://www.magiccabin.com). The Company's Class A common stock is listed on the NASDAQ National Market (ticker symbol "FLWS").

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

To enable the Company to deliver products reliably nationwide on a same-day or next-day basis and to market pre-selected, high-quality floral products, the Company created BloomNet(R), a nationwide network including independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

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

The Company's online presence has enabled it to expand the number and types of products it can effectively offer. As a result, the Company has developed relationships with customers who purchase products not only for gifting occasions but also for everyday consumption. Since 1995, the Company has broadened its product offerings of flowers, gourmet foods and gifts and added complementary home and garden merchandise through its April 1998 acquisition of Plow & Hearth, as well as unique and educational children's toys and games when it acquired the HearthSong and Magic Cabin product lines in June 2001. In order to further expand its gourmet food line, the Company acquired GreatFood.com in November 1999, and purchased selected assets of The Popcorn Factory in May 2002, adding premium popcorn and specialty snack foods to the Company's product offerings.

The Company's Strategy

1-800-FLOWERS.COM's objective is to become the leading provider of thoughtful gifts, helping its customers connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service. The key elements of its strategy to achieve this objective are:

Opportunistically Extend the Company's Brands. The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings to complementary products, including giftware, gourmet foods, home and garden merchandise, and children's toys and games. This extension of product offerings through its brands has enabled the Company to increase the number of purchases by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company believes its brands are characterized by:

      o Convenience. All of the Company's product offerings can be purchased either via the web (www.1800flowers.com) from their home or office 24 hours a day, seven days a week, or via the Company's toll-free telephone numbers for those customers who prefer a personal gift advisor to assist them. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
      o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
      o  Delivery.  The  Company  has  developed  a  market-proven   fulfillment
         infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet(R)(comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers, and franchise stores), with Company-owned distribution centers in Madison, Virginia, Vandalia, Ohio and Lake Forest, Illinois and brand-name vendors who ship directly to the Company's customers. These fulfillment points are connected by the Company's proprietary "BloomLink(R)" communication system, a secure internet-based system through which orders and related information are transmitted.
      o Selection. Over the course of a year, the Company offers over 2,700 varieties of fresh-cut flowers, floral arrangements and plants, over 3,200 SKUs of gifts and gourmet foods, approximately 9,400 different products for the home and garden, including garden accessories and casual lifestyle furnishings, and over 6,300 unique and educational toys and games.
      o Customer Service. The Company strives to ensure that customer service, whether online, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates four customer service facilities to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

The Company's goal is to make its brands synonymous with thoughtful gifting. To do this, the Company intends to continue to invest in its brands through the use of selective media, public relations and strategic internet portal relationships, while capitalizing on the Company's large and loyal customer base through cost-effective customer retention programs.

As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, the Company intends to market other high-quality brands in addition to 1-800-FLOWERS.COM. The Company intends to accomplish this through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. In keeping with this strategy, in May 2002 the Company acquired The Popcorn Factory, a manufacturer and direct marketer of giftable premium popcorn and related food gift products, and in June 2001 the Company acquired The Children's Group, including its two brands of unique and educational children's toys and games. In fiscal 2000 the Company acquired GreatFood.com, an online retailer of gourmet foods, and in 1998, the Company acquired Plow & Hearth, a direct marketer of home decor and garden merchandise. As a complement to the Company's own brands and product lines, the Company has formed strategic relationships with Lenox(R), Waterford(R), Swarovski(R), Godiva(R), Hershey's(R), Gund(R), Crabtree and Evelyn(R), Things Remembered(R) and Yankee Candle(R), among others, in order to provide our customers with an even broader selection of products to further its position as a destination for all of their gifting needs.

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

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. The Company plans to encourage more frequent and extensive use of its Web site, by continuing to provide product-related content and interactive features. The Company will also continue to improve its customers' shopping experience by personalizing the features of its Web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. As of June 27, 2004, the Company's total database of customers numbered approximately 23.9 million (12.0 million of which have transacted business with the Company within the past 36 months), 9.7 million of which have transacted business with the Company online (6.7 million of which have transacted business with the Company online within the past 36 months).

In addition, the Company believes it has significant opportunity to expand its corporate customer base and intends to leverage existing and/or develop successful gifting programs with corporate customers, many of which are included in the Fortune 1000, such as AT&T, Bank of America, General Electric, IBM, JP Morgan Chase, and Verizon, to name a few. These programs focus on developing and/or strengthening strategic partnerships with Fortune 1000 organizations to develop customized and personalized gifts for their clients and employees.

Increase the Number of Online Customers. Online transactions are more cost efficient to process. Although the Company expects its customers to choose the most convenient channel available to them at the time of their purchase, the Company expects its trend of online growth to continue. In fact, to further increase the number of customer orders placed through its Web site, the Company intends to continue to:

     o actively promote its Web site through internet portals, online networks and search engines;
     o expand its online affiliate program, in which independent Web sites link directly to the Company's Web site;
     o  aggressively market the Company's Web site in its advertising campaigns;
     o facilitate access to the Company's Web site for its corporate customers by implementing direct links from their internal corporate networks.

Capitalize upon the Company's Technology Infrastructure. The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone.

The Company's online and telephonic orders are fed directly from the Company's secure Web site, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company warehouse, or for florist fulfilled or drop-shipped items selects a vendor to fulfill the customer's order and electronically transmits the necessary information to assure timely delivery. In addition, the Company's gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

In prior years, the Company invested heavily in building a scalable technology platform to support the Company's order volume growth, including in-sourcing of its Web-hosting and disaster recovery systems. In addition to cost savings, in-sourcing has provided improved operational flexibility, additional capacity and system redundancy. Although the Company will continue to make significant investments, and use available technologies in order to improve its operations, the Company plans to leverage its existing information technology infrastructure capabilities, thereby allowing for continued reduction in overall technology spending as a percentage of revenues while providing resources to focus on customer specific projects to ensure that our customers are provided an enjoyable shopping experience.

Continue to Improve the Company's Fulfillment Capabilities. A majority of the Company's customers' purchases of floral and floral-related gift products are fulfilled by one of the Company's BloomNet(R) members. This allows the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers' need for prompt delivery. In addition, the Company is better positioned to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects BloomNet(R) members for their high-quality products, superior customer service and order fulfillment and delivery capabilities. Beginning in fiscal 2001, the Company began entering into Order Fulfillment Agreement(s) with selected BloomNet(R) members to operate LFC's to facilitate the fulfillment of the Company's floral and gift orders, improving the economics of florist fulfilled transactions, and improving the Company's ability to control product quality and branding.

The Company fulfills most of its gift basket and gourmet food items, other than its premium popcorn and related products, which are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois, primarily through members of BloomNet(R) or third-party gift vendors that ship products directly to the customer by next-day or other delivery options chosen by the customer. The Company selects its third-party gift vendors based upon the quality of their products, their reliability and ability to meet volume requirements. The Company primarily packages and ships its home and garden products from its 300,000 square foot distribution center located in Madison, Virginia, or through the Company's 200,000 square foot distribution center in Vandalia, Ohio. Shipment of children's merchandise is primarily facilitated through the Vandalia, Ohio distribution center.

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet(R) members and third party gift vendors, the Company internally-developed BloomLink(R), a proprietary and secure internet-based communications system. All BloomNet(R) members and third-party gift vendors have adopted BloomLink(R). The Company also has the ability to arrange for international delivery of floral products through independent wire services and direct relationships.

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

The Company's Products

The Company offers a wide range of products, including fresh-cut flowers, floral arrangements and plants, gifts, popcorn, baked goods and gourmet foods, home and garden merchandise and unique toys and games for children. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers. For the years ended June 27, 2004, June 29, 2003, and June 30, 2002, the sale of floral products represented 52.2%, 50.5%, and 54.2% of total combined telephonic and online net revenues, respectively.

Over the course of a year, the Company's product selection consists of:

Flowers. The Company offers more than 2,000 varieties of fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, flowers delivered from the farm through its "Fresh From Our Growers" program, and most recently, the Company launched its "celebrity" gift collections, including the unique floral creations of Jane Carroll, and designs to make every day a celebration from the Company's entertaining expert Donata Maggipinto.

Plants. The Company also offers approximately 700 varieties of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Food. The Company offers more than 800 premium popcorn and specialty snack products from The Popcorn Factory brand, as well as approximately 700 carefully selected gourmet food and sweet products from the GreatFood brand, including candies, chocolates, nuts, cookies, fruit, imported cheeses and giftable surf-and-turf dinners. The Company's introduction of its own brand of bakeshop gifts, "Mama Moore's" is becoming one of the Company's best selling food gift lines, and the Company's most popular items are offered in beautiful and innovative gift baskets, providing customers with an assortment of baskets to choose from. In addition, The Popcorn Factory brand's premium popcorn and related products can be packaged in seasonal, occasion specific, decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customer's gifting needs.

Unique and Specialty Gifts. The Company offers 1,700 specially selected gift items, including plush toys, balloons, bath and spa items, candles, wreaths, ornaments, collectibles, home accessories, giftware and fine jewelry.

Home and Garden. Through its Plow & Hearth brand, the Company offers more than 7,500 SKUs for home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and approximately 1,900 gardening items, including tools and accessories, pottery, nature-related products, books and related products.

Children's Gifts. Through the HearthSong and Magic Cabin brands, the Company offers over 6,300 products, including environmentally friendly toys, plush stuffed animals, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.

Greetings. Through its relationships with American Greetings Corporation and Cardstore.com, the Company provides its customers the ability to send personalized electronic and printed greeting cards with hundreds of fun and creative ways to express emotions, offer congratulations, or just keep in touch.

The Company's Web Sites

The Company offers floral, plant, gourmet food and specialty gift products through its 1-800-FLOWERS.COM Web site (www.1800flowers.com). Customers can come to the Web site directly or be linked by one of the Company's portal providers or search engine relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft, Google and Overture, as well as thousands of its online affiliate program members. The Company also offers home and garden products through the Plow & Hearth Web site (www.plowandhearth.com), gourmet food products through GreatFood.com (www.greatfood.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com) and children's gifts through its HearthSong (www.hearthsong.com) and Magic Cabin (www.magiccabin.com) Web sites. As of June 27, 2004, approximately 9.6 million customers had made a purchase through the Company's online sales channel. Approximately 70% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

The Company's Web sites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience. The Company's Web sites offer customers detailed product information, complete with photographs, personalized shopping services, contests, home decorating and how-to tips, information on floral trends, gift-giving suggestions and information about special events and offers. The Company has designed its Web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. The Company's Web sites include the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour/7 day customer service that are available to all its customers:

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

Personalization. The Company utilizes its Web site to enhance the direct relationship with its customers, including greeting customers by name and personalized Web pages tailored to its registered customers. The "Member Benefits" provide customers with an online address book for names and addresses of their gift recipients, express checkout services and e-mail notification of special promotions, product previews and events. The Company's registered customers can also utilize its "Gift Reminder Program," which sends e-mail reminders prior to any pre-selected occasion and offers suggestions to specific flower and/or gift products.

Multiple Channel Access to Gift Advisors. The Company's Web site offers customers the ability to use e-mail, real-time online keyboard-to-keyboard chat messaging and "click-to-talk" capability to reach one of the Company's gift advisors who can answer product questions, provide gifting suggestions or resolve order issues. The Company also offers its customers answers to frequently asked questions directly on the Web site.

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



Marketing and Promotion

The Company's marketing and promotion strategy is designed to strengthen the

1-800-FLOWERS.COM brands, build customer loyalty, increase the number of customers, encourage repeat purchases and develop additional product revenue opportunities. The Company also intends to develop and market other high-quality brands in addition to its current 1-800-FLOWERS.COM, Plow & Hearth, GreatFood, The Popcorn Factory, HearthSong and Magic Cabin brands through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. The most recent example of this was this year's introduction of the Company's "Mama Moore's" brand of baked goods. The Company markets and promotes its brands and products as follows:

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to introduce additional products to its existing customers. Through the use of the Plow & Hearth, HearthSong, The Popcorn Factory and Magic Cabin catalogs the Company cross-promotes its floral and gift products to its non-floral customers and the Company similarly cross-promotes its non-floral products to its floral and gift customers in the 1-800-FLOWERS gift catalog. In addition to providing a direct sale mechanism, the Company believes that these catalogs will attract additional customers to the Company's Web sites. For the year ended June 27, 2004, the Company mailed in excess of 100 million branded catalogs.

Traditional Media. The Company utilizes traditional media, including television, radio, print and outdoor advertising, to market its brand and products. Traditional media allows the Company to reach a large number of customers and to target particular market segments.

The Company's Strategic Online Relationships. The Company promotes its products through strategic relationships with leading internet portals, search engines and online networks. The Company's relationships include, among others, AOL, Yahoo!, Microsoft, Google and Overture.

The Company's Online Affiliate Program. In addition to securing alliances with frequently visited Web sites, the Company developed an affiliate network that includes thousands of Web sites operated by third parties. Affiliates may join this program through the Company's Web site and their participation may be terminated by them or by the Company at any time. These Web sites earn commissions on purchases made by customers referred from their sites to the Company's Web site. The affiliates include such Web sites as Ebates.com, Looksmart.com and Shopathomeselect.com.

E-mails. The Company is able to capitalize on its customer database of approximately 23.9 million customers (12.0 million of which have transacted business with the Company within the past 36 months), 9.7 million of which have transacted business with the Company on-line (6.7 million of which have transacted business with the Company online within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

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

Flowers. A majority of the Company's floral orders are fulfilled through BloomNet(R). The Company selects retail florists for BloomNet(R) based upon the historical volume of floral deliveries in a particular geographic area, the number of BloomNet(R) florists currently serving the area and the florist's design staff, facilities, quality of floral processing, and ability to fulfill orders in sufficient volume and delivery capabilities. The Company regularly monitors BloomNet(R) florists' performance and adherence to the Company's quality standards to ensure proper product branding and packaging.

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

The Company's relationships with its BloomNet(R) members are non-exclusive. Many florists, including many BloomNet(R) florists, also are members of other floral fulfillment organizations. The BloomNet(R) agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist. As of June 27, 2004, the Company had entered into approximately 60 Order Fulfillment Agreements with selected BloomNet(R) members to operate LFC's, providing coverage of all significant population centers across the United States. Generally, these agreements provide for a three-year term, terminable upon 30 days notice upon breach and immediately by the Company in the event of certain specified defaults by the operator of the LFC. In consideration of the operator's satisfactory performance, the Company agrees to use reasonable efforts to forward orders with a specified minimum merchandise value during each year of the agreement. The Company has not granted an exclusive territory to any operator.

In certain instances, the Company is required to fulfill orders through non-BloomNet(R) members, and transmits these orders to the fulfilling florist using the communication system of an independent wire service or via telephone. Additionally, the Company offers its customers an alternative to florist designed products through its "Fresh From Our Growers" program. In this program, the Company ships overnight via common carrier to its customers from growers and through its fulfillment centers.

As of June 27, 2004, the Company operates 19 floral retail stores, located primarily in the New York and Los Angeles metropolitan areas and 8 fulfillment centers. In addition, the Company has 73 franchised stores, located primarily in California and Texas. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

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

Home and Garden and Children's Toys. The Company fulfills purchases of home and garden merchandise from its Madison, Virginia and Vandalia, Ohio fulfillment center or by third-party product suppliers using next-day or other delivery option selected by the customer. In fiscal 2004, the Company shipped approximately 2.3 million packages from these facilities which employ advanced technology for receiving, packaging, shipping and inventory control.

Technology Infrastructure

The Company believes it has an advanced technology platform. Its technology infrastructure, primarily consisting of the Company's Web site, transaction processing, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical. In recent years the Company installed an Oracle-based order processing and database management system; developed BloomLink(R), upgraded its telecommunications network, including its call management system and internalized its Web-hosting and development capabilities. The Company plans to continue to invest in technologies that will improve and expand its e-commerce and telecommunication capabilities.

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

The Company's customer service centers and third-party outsourcers are connected electronically to its transaction processing system to permit the rapid transmission of, and access to, critical order and customer information. In addition, BloomLink(R) electronically connects the Company to its BloomNet(R) members and non-floral vendors.

The Company's operations center is located in its headquarters in Westbury, New York. The Company provides comprehensive facility management services, including human and technical monitoring of all production servers, 24 hours per day, seven days per week.

Seasonality

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

In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are various providers of floral products, none of which is dominant in the industry. The Company's competitors include:

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

Employees

As of June 27, 2004, the Company had a total of approximately 2,500 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The Company's operating results may suffer if revenues during the Company's peak seasons do not meet its expectations. Sales of the Company's products are seasonal, concentrated in the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays, and the second calendar quarter, due to Mother's Day and Administrative Professionals' Week. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company's business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in its expanded product lines including plants, gift baskets, popcorn, gourmet food, unique or specialty gifts, home and garden accessories and children's gifts, it expects to continue to incur significant costs in marketing these products. If the Company's customers do not continue to find its product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. Although the Company expects a significant portion of its online customers will continue to come to its Web site directly, it will also rely on third party Web sites with which the Company has strategic relationships, including AOL Time Warner, Yahoo!, Overture, Google and Microsoft Corporation, for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it fails to enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, customers may not shop with the Company again. In many cases, floral orders placed by the Company's customers are fulfilled by local independent florists, a majority of which are a member of BloomNet(R). The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

Interruptions in FTD's Mercury system or Teleflora's Dove System or a reduction in the Company's access to these systems may disrupt order fulfillment and create customer dissatisfaction. A portion of the Company's customers' orders are communicated to the fulfilling florist through these third party systems. These systems are order processing and messaging networks used to facilitate the transmission of floral orders between florists. These systems have in the past experienced interruptions in service. If these systems experience interruptions in the future, the Company could experience difficulties in fulfilling some of its customers' orders and those customers might not continue to shop with the Company.

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

If the Company is unable to hire and retain key personnel, its business may suffer. The Company's success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company's success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann, as well as its senior management team which help manage its business. The loss of the services of any of the Company's executive management or key personnel or its inability to attract qualified additional personnel could cause its business to suffer and force it to expend time and resources in locating and training additional personnel.

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

The Company may lose sales or incur significant expenses should states be successful in imposing broader guidelines to state sales and use tax. In addition to the Company's retail store operations, the Company collects sales or other similar taxes in states where the Company's online and telephonic sales channels have applicable nexus. Our customer service and fulfillment networks, and any further expansion of those networks, along with other aspects of our evolving business, may result in additional sales and use tax obligations. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

The Company's stock price may be highly volatile and could drop unexpectedly, particularly because it has Internet operations. The price at which the Company's Class A common stock will trade may be highly volatile and may fluctuate substantially. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities, particularly securities of companies with Internet operations. As a result, investors may experience a material decline in the market price of the Company's Class A common stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources.

Additional Information
The Company's internet address is www.1800flowers.com. We make available, through the investor relations tab on our website located at www.1800flowers.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. The Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., 1600 Stewart Avenue, Westbury, NY 11590.

Item 2.  PROPERTIES

                                                                                     Square
 Location           Type                 Principal Use                              Footage     Ownership
 ----------------- -------------------- ----------------------------------------- ----------- -------------

 Westbury, NY       Office               Headquarters and customer service            77,000     leased

 Alamogordo, NM     Office               Customer service                             23,000     owned

 Ardmore, OK        Office               Customer service                             24,000     leased

 Madison, VA        Office and           Distribution, administrative and customer
                    warehouse            service                                     300,000     owned

 Lake Forest, IL    Office, plant and    Manufacturing, distribution and
                    warehouse            administrative                              148,000     leased

 Vandalia, OH       Warehouse            Distribution                                200,000     owned

In addition to the above properties, the Company leases approximately 267,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 7, 2004:

Name                            Age   Position with the Company
------------------------------ -----  ------------------------------------------
James F. McCann............     53    Chairman of the Board and Chief Executive
                                      Officer
Christopher G. McCann......     43    Director and President
T. Guy Minetti.............     53    Director and Vice Chairman
Peter G. Rice..............     59    President of The Plow & Hearth, Inc.
William E. Shea............     45    Senior Vice President of Finance and
                                      Administration,Treasurer, Chief Financial
                                      Officer
Gerard M. Gallagher........     51    Senior Vice President, General Counsel,
                                      Corporate Secretary
Thomas G. Hartnett.........     41    Senior Vice President of Retail and
                                      Fulfillment
Vincent J. McVeigh.........     44    Senior Vice President

Enzo J. Micali.............     44   Senior Vice President, Chief Technology
                                     Officer
Monica Woo.................     48   Senior Vice President, Chief Marketing
                                     Officer


James F. McCann has served as the Company's Chairman of the Board and Chief Executive Officer since inception. Mr. McCann has been in the floral industry since 1976 when he began a retail chain of flower shops in the New York metropolitan area. Mr. McCann is a member of the board of directors of Gtech Corporation, Willis Holdings Group and Boyd's Collection, as well as the board of Hofstra University and Winthrop-University Hospital. James F. McCann is the brother of Christopher G. McCann, a Director and the President of the Company.

Christopher G. McCann has been the Company's President since September 2000 and prior to that had served as the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. Mr. McCann serves on the board of directors of Neoware, Inc. and is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Chairman of the Board and Chief Executive Officer.

T. Guy Minetti has been a Director of the Company since December 1993 and became the Company's Vice Chairman in September 2000. Mr. Minetti serves on the board of directors of Misonix, Inc., a medical device and industrial product company. In March 1989, Mr. Minetti founded Bayberry Advisors, an investment banking firm, and prior thereto, Mr. Minetti was a Managing Director at Kidder, Peabody & Company.

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

Vincent J. McVeigh has been our Senior Vice President since October 2000. Before holding this position, Mr. McVeigh held various positions within the Company since joining the Company in 1991, including Bloomnet Manager, Director of Call Center Operations and as Vice President of Merchandising.

Enzo J. Micali has been our Chief Technology Officer since December 2000. Prior to joining the Company, Mr. Micali served as Chief Technology Officer for InsLogic. Prior to joining InsLogic, Mr. Micali spent 12 years in various technology management positions with J.P. Morgan Chase & Co., formerly Chase Manhattan.

Monica L.Woo has been our Senior Vice President, Chief Marketing Officer, since January 2004. Prior to joining the Company, Ms. Woo had founded a successful consulting practice focusing on growth strategies for such multi-national clients as Deutsche Bank, Northwest Airlines and Campbell's Soup. Prior to that, Ms. Woo was the President of Bacardi Global Brands, Inc., of Bacardi Limited. Before holding this position, Ms. Woo had assumed a number of senior executive positions in the financial services and consumer packaged goods sectors, including the Global Marketing Director of Citibank On-line and the Citibank Private Bank, and the Sr. Vice President, European Marketing Director of Diageo PLC.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq National Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended June 27, 2004 and June 29, 2003.

                                                                      High            Low
                                                                  -------------- --------------
Year ended June 27, 2004

  June 30, 2003 - September 28, 2003                                  $10.14        $ 7.55

  September 29, 2003 - December 28, 2003                              $12.14        $ 7.48

  December 29, 2003 - March 28, 2004                                  $12.10        $ 8.90

  March 29, 2004 - June 27, 2004                                      $11.15        $ 9.08

Year ended June 29, 2003

  July 1, 2002 - September 29, 2002                                   $11.25        $  4.75

  September 30, 2002 - December 29, 2002                              $10.90        $  5.75

  December 30, 2002 - March 30, 2003                                  $ 7.50        $  5.61

  March 31, 2003 - June 29, 2003                                      $ 8.91        $  6.45

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

Holders

As of September 7, 2004, there were approximately 260 shareholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 7, 2004, there were approximately 14 shareholders of record of the Company's Class B common stock.

Dividend Policy

Although the Company has never declared or paid any cash dividends on its Class A or Class B common stock, the Company anticipates that it will generate increasing free cash flow in excess of its capital investment requirements. As such, although the Company has no current intent to do so, the Company may chose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Resales of Securities

40,613,080 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 7, 2004, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. No repurchases were made during the fiscal year ended June 27, 2004.

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, and the consolidated balance sheet data as of June 27, 2004 and June 29, 2003, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended July 1, 2001 and July 2, 2000, and the selected consolidated balance sheet data as of June 30, 2002, July 1, 2001 and July 2, 2000, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of income and balance sheet data. The Company acquired The Popcorn Factory in May 2002, The Children's Group in June 2001, disposed of Floral Works in January 2000, and acquired GreatFood.com and TheGift.com in November 1999. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition and up through the date of disposition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                            Years ended
                                                   ---------------------------------------------------------------------
                                                     June 27,     June 29,       June 30,     July 1,       July 2,
                                                       2004         2003          2002         2001          2000
                                                   ------------- ------------- ------------- ------------- -------------
                                                                      (in thousands, except per share data)

Consolidated Statement of Income Data:
Net revenues:
  Telephonic                                        $ 263,039     $ 271,071     $ 248,931     $ 230,723     $ 227,380
  Online                                              307,470       265,278       218,179       182,924       116,810
  Retail/fulfillment                                   33,469        29,269        30,095        28,592        35,338
                                                   ------------- ------------- ------------- ------------- -------------
     Total net revenues                               603,978       565,618       497,205       442,239       379,528
Cost of revenues                                      351,111       324,565       293,269       267,779       237,493
                                                   ------------- ------------- ------------- ------------- -------------
Gross profit                                          252,867       241,053       203,936       174,460       142,035
Operating expenses:
  Marketing and sales                                 172,251       170,013       150,638       154,321       155,353
  Technology and development                           13,799        13,937        13,723        16,853        16,809
  General and administrative                           30,415        29,593        28,179        27,043        28,975
  Depreciation and amortization                        14,992        15,389        15,061        21,716        16,479
                                                   ------------- ------------- ------------- ------------- -------------
     Total operating expenses                         231,457       228,932       207,601       219,933       217,616
                                                   ------------- ------------- ------------- ------------- -------------
Operating income (loss)                                21,410        12,121        (3,665)      (45,473)      (75,581)
Other income, net                                         320           117         1,448         4,152         7,422
                                                   ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and minority
  interests                                            21,730        12,238        (2,217)      (41,321)      (68,159)
Income tax benefit                                     19,174             -           706             -         1,286
                                                   ------------- ------------- ------------- ------------- -------------
Income (loss) before minority interests                40,904        12,238        (1,511)      (41,321)      (66,873)
Minority interests                                          -             -             -             -            43
                                                   ------------- ------------- ------------- ------------- -------------
Net income (loss)                                   $  40,904      $ 12,238      $ (1,511)     $(41,321)     $(66,830)
                                                   ============= ============= ============= ============= =============
Net income (loss) per common share:
  Basic                                                  $.62         $0.19        $(0.02)      $ (0.64)      $(1.10)
                                                   ============= ============= ============= ============= =============
  Diluted                                                $.60         $0.18        $(0.02)      $ (0.64)      $(1.10)
                                                   ============= ============= ============= ============= =============
Shares used in the calculation of net income
  (loss)per common share:
  Basic                                                65,959        65,566        64,703        64,197        60,889
                                                   ============= ============= ============= ============= =============
  Diluted                                              68,165        67,670        64,703        64,197        60,889
                                                   ============= ============= ============= ============= =============



                                                                              As of
                                                   ------------- ------------- ------------- ------------- -------------
                                                   June 27, 2004 June 29, 2003 June 30, 2002 July 1, 2001   July 2, 2000
                                                   ------------- ------------- ------------- ------------- -------------
                                                                              (in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents and short-term investments     $ 103,374     $ 61,218      $ 63,399       $63,896        $111,624
Working capital                                        83,704       26,875        23,301        27,409          82,129
Investments-non current                                 8,260       19,471         9,591        16,284           1,918
Total assets                                          261,552      214,796       207,157       195,257         224,641
Long-term liabilities                                   8,874       12,820        15,939        16,029          12,947
Total stockholders' equity                            186,390      137,288       123,908       117,816         158,918


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

Overview

For more than 25 years, 1-800-FLOWERS.COM, Inc. (NASDAQ: FLWS) has been the leading innovator in the floral industry, taking the extra step to help people connect and express themselves quickly and easily with exquisite floral gifts crafted with care by renowned artisans and the nation's leading florists, as well as distinctive non-floral gifts appropriate for any occasion or sentiment. The Company provides gift solutions same day, any day, offering an unparalleled selection of flowers, plants, gourmet foods and confections, gift baskets and other impressive unique gifts. As always, satisfaction is guaranteed, and customer service is paramount with quick, convenient ordering options, fast and reliable delivery, and gift advisors always available.

Customers can shop 1-800-FLOWERS.COM 24-hours a day, seven-days a week via the Internet (http://www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377); or by visiting a Company-operated or franchised store. The 1-800-FLOWERS.COM family of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1- 800-627-1712 or http://www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or http://www.thepopcornfactory.com); gourmet foods from GreatFood.com(R) (http://www.greatfood.com); and children's gifts from HearthSong(R) (http://www.hearthsong.com) and Magic Cabin(R) (http://www.magiccabin.com).

Most of the Company's floral orders are fulfilled through BloomNet(R) (comprised of independent florists operating retail flower shops and Local Fulfillment Centers ("LFC's"), Company-owned stores and fulfillment centers and franchise stores). The Company transmits its orders either through BloomLink(R), its proprietary Internet-based electronic communication system, or the communication system of a third-party. A portion of the Company's floral and gift merchandise; as well as its home and garden merchandise, non-floral gift products and gourmet food merchandise are shipped by the Company, members of BloomNet(R), or third parties directly to the customer using common carriers. Most of the Company's home and garden products are fulfilled from its Madison, Virginia fulfillment center or its Vandalia, Ohio distribution facility, while the Company's children's merchandise is fulfilled from its Vandalia facility. The Company's gourmet popcorn and related merchandise is fulfilled primarily from its Lake

Forest, Illinois manufacturing facility.

As of June 27, 2004, the Company-owned retail fulfillment operations consisted of 22 retail stores and 8 fulfillment centers. Retail fulfillment revenues also includes fees paid to the Company by, and the sale of wholesale products by the Company to, members of its BloomNet(R) network as well as royalties, fees and sublease rent paid to the Company by its 73 franchise stores. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. As such, a significant percentage of the revenues derived from Company-owned stores and fulfillment centers represent fulfillment of its telephonic and online sales channel floral orders and are eliminated as inter-company revenues.

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2004, 2003 and 2002 which ended on June 27, 2004, June 29, 2003 and June 30, 2002, respectively, consisted of 52 weeks.

Net Revenues

                                                              Years Ended
                                 ----------------------------------------------------------------------
                                  June 27,                      June 29,                    June 30,
                                    2004         % Change         2003        % Change        2002
                                 ------------ --------------- ------------- ------------- -------------
                                                            (in thousands)
     Net revenues:
      Telephonic                   $263,039       (3.0%)         $271,071       8.9%         $248,931
      Online                        307,470       15.9%           265,278      21.6%          218,179
      Retail/fulfillment             33,469       14.3%            29,269      (2.7%)          30,095
                                     ------                        ------                      ------
                                   $603,978        6.8%          $565,618      13.8%         $497,205
                                   ========                      ========                    ========

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth of 6.4% and 14.8% during the fiscal years ended June 27, 2004 and June 29, 2003, respectively, was due to an increase in order volume resulting from: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) the success of our marketing and merchandising efforts to enhance revenue growth in our floral gift category and in complimentary categories, including gourmet food gifts, such as the Popcorn Factory line of products acquired in May 2002, gift baskets, candy and children's gifts. This growth was offset, in part by, slower sales in the home and garden gift product line as a result of internal marketing and merchandising issues, as well as increasingly competitive market conditions. The Company has completed a review of this product line and has begun to implement a marketing plan to enhance product offerings, and the creative look and feel of its catalogs and website.

The Company fulfilled approximately 9,322,000, 8,681,000 and 7,172,000 orders through its combined telephonic and online sales channels during the fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002, respectively, representing increases of 7.4% and 21.0% over the respective prior fiscal years. The growth resulted primarily from increases in online order volume, which increased 15.6% and 24.1%, during the years ended June 27, 2004 and June 29, 2003, respectively, in comparison to prior years, driven by improved conversion of qualified traffic through the Company's Web sites, and through third-party portals, search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel. During the fiscal year ended June 29, 2003, telephonic order volume increased 17.7% over the comparative prior fiscal year, primarily as a result of the acquisition of the Company's gourmet popcorn product line in May 2002. The Company's combined telephonic and online sales channel average order value decreased 1.0% and 5.1% to $61.20 and $61.79 during the fiscal years ended June 27, 2004 and June 29, 2003, respectively, primarily as a result of product sales mix, and, in fiscal 2003, the addition of the gourmet popcorn product line which has a lower average order value. The Company's online sales channel contributed 53.9%, 49.5% and 46.7% of the total combined telephonic and online revenues during the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively. The Company intends to continue to drive revenue growth through its online sales channel and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings, including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with customers in an electronic dialog via cost efficient marketing programs.

In order to improve overall demand, in response to forecasted economic conditions and analysis of consumer buying patterns within the Company's available product offerings, during the fiscal year ended June 27, 2004, the Company reallocated its marketing spending, reducing the circulation of certain home and garden gift product catalogs and redirecting those funds to various online and media programs featuring floral gifts. As a result, during the fiscal year ended June 27, 2004, non-floral gift products accounted for 47.8% of total combined telephonic and online net revenues, compared to 49.5% and 45.8% during the years ended June 29, 2003 and June 30, 2002, respectively. The increase in the percentage of non-floral gift products sold during the fiscal year ended June 29, 2003 resulted from the expansion of candy, gift basket and gourmet foods, including the Popcorn Factory line in May 2002. In the future, the Company will continue to emphasize appropriate products and categories to match consumer preferences and economic conditions.

Retail/fulfillment revenues for the fiscal year ended June 27, 2004 increased compared to the prior year primarily as a result of enhancements to our BloomNet(R) network of fulfilling florists and to our Bloomlink communication system, as well as sales of wholesale products to its BloomNet(R) members. During the fiscal year ended June 29, 2003, retail/fulfillment revenues decreased as compared to the prior year primarily as a result of the sale, closure, or conversion of certain company-owned retail stores into franchised operations.

Gross Profit

                                                              Years Ended
                                 ---------------------------------------------------------------------
                                   June 27,                   June 30,                       June 30,
                                     2004        % Change       2002          % Change         2002
                                 ------------- ------------- ------------- ------------- -------------
                                                             (in thousands)

     Gross profit                   $252,867        4.9%       $241,053         18.2%       $203,936
     Gross margin %                    41.9%                      42.6%                        41.0%


Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire service entities that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the fiscal years ended June 27, 2004 and June 29, 2003 as a result of increased order volume, and in fiscal 2003, as a result of an improved gross margin percentage. During the fiscal year ended June 27, 2004 gross margin percentage declined by 70 basis points over the prior fiscal year, primarily as a result of product mix, specifically, lower sales of home decor and garden merchandise which generate higher gross margins in comparison to the Company's floral merchandise. Gross margin percentage during the fiscal year ended June 29, 2003 increased over the comparative prior year due to several factors including: (i) increased non-floral product sales, which were further complemented by the acquisition of the Popcorn Factory product line in May 2002 which earns higher gross margins, (ii) improvements in product shipping costs, inventory management and product sourcing, (iii) increases in the Company's service charge, to align it with industry norms, and (iv) the Company's continued focus on customer service, whereby stricter control standards and enforcement methods reduced the rate of product credits/returns and replacements.

As the Company implements its plans to restore sustainable growth in its home and garden gift line, the Company expects that over the longer term it will continue to grow its higher margin, non-floral business. During fiscal 2005, while varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will remain consistent with results achieved during the fiscal year ended June 27, 2004.

Marketing and Sales Expense

                                                              Years Ended
                                 ---------------------------------------------------------------------
                                   June 27,                   June 29,                       June 30,
                                     2004        % Change       2003          % Change         2002
                                 ------------- ------------- ------------- ------------- -------------
                                                             (in thousands)


     Marketing and sales            $172,251        1.3%        $170,013        12.9%       $150,638
     Percentage of sales               28.5%                       30.1%                       30.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses decreased as a percentage of net revenues as a result of volume related operating efficiencies and a reduction in order processing costs. During fiscal 2004, marketing and sales expense, as a percentage of net revenue, was further reduced as a result of a net reduction in advertising cost per order, resulting from the aforementioned shift in the mix of products being promoted by the Company, which enabled it to proportionately reduce the circulation of higher cost per order catalogs in favor of lower cost media and online advertising. As a result of the Company's cost efficient customer retention programs, of the 5.7 million customers who placed orders during the fiscal year ended June 27, 2004, approximately 45.3% represented repeat customers, compared to 42.4% in fiscal 2003 and 39.2% in fiscal 2002. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 3.1 million new customers during the fiscal year ended June 27, 2004, consistent with the prior fiscal year.

In order to further execute its business plan, the Company expects to continue to invest in its marketing and sales efforts to acquire new customers, while also leveraging its already significant customer base through cost effective customer retention initiatives. Such spending will be within the context of the Company's overall marketing plan, which is continually evaluated and revised to reflect the results of the Company's most recent market research, including the impact of changing economic conditions and consumer preferences, and seeks to determine the most cost-efficient use of the Company's marketing dollars. Although the Company believes that increased spending in the area of marketing and sales will be necessary for the Company to continue to grow its revenues, the Company expects that, on an annual basis, marketing and sales expense will continue to decline as a percentage of net revenues.

Technology and Development Expense

                                                                     Years Ended
                                 ---------------------------------------------------------------------
                                   June 27,                   June 29,                      June 30,
                                    2004        % Change       2003          % Change         2002
                                 ------------- ------------- ------------- ------------- -------------
                                                             (in thousands)


     Technology and development     $13,799        (1.0)%      $13,937          1.6%       $13,723
     Percentage of sales               2.3%                       2.5%                        2.8%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense decreased as a percentage of net revenue during the years ended June 27, 2004 and June 23, 2003, and in absolute spending in fiscal 2004, due to the Company's ability to internalize its development functions, thereby cost effectively enhancing the content and functionality of the Company's Web sites and improving the performance of the fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002, the Company expended $22.8 million, $22.2 million and $24.5 million on technology and development, of which $9.0 million, $8.3 million and $10.8 million, respectively, has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal years will continue to decrease as a percentage of net revenues due to the expected benefits from previous investments in the Company's current technology platform.

General and Administrative Expenses

                                                          Years Ended
                                 ---------------------------------------------------------------------
                                   June 27,                   June 29,                     June 30,
                                    2004         % Change      2003          % Change       2002
                                 ------------- ------------- ------------- ------------- -------------
                                                                    (in thousands)

General and administrative          $30,415        2.8%        $29,593          5.0%       $28,179
Percentage of sales                    5.0%                       5.2%                        5.7%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. Although declining as a percentage of net revenues, general and administrative expenses increased during the fiscal years ended June 27, 2004 and June 29, 2003, in comparison to their respective prior years, primarily as a result of increased health and business insurance costs, partially offset by various cost reduction initiatives. The increase in fiscal 2003 was also attributable to the incremental costs associated with the acquisition of The Popcorn Factory in May 2002.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, and as such, while increasing in absolute dollars, general and administrative expenses on an annual basis are expected to continue to decline as a percentage of net revenues.

Depreciation and Amortization

                                                               Years Ended
                                 ---------------------------------------------------------------------
                                   June 27,                     June 29,                   June 30,
                                    2004         % Change         2003       % Change        2002
                                 ------------- ------------- ------------- ------------- -------------
                                                             (in thousands)


  Depreciation and amortization     $14,992        (2.6)%        $15,389       2.2%         $15,061
  Percentage of sales                  2.5%                         2.7%                       3.0%

Depreciation and amortization expense decreased during the fiscal year ended June 27, 2004, in comparison to the prior year, due to the declining rate of capital additions, and that certain software components of the Company's order entry, customer service, fulfillment and database systems, are now fully depreciated. The increase in depreciation and amortization expense during the fiscal year ended June 29, 2003, in comparison to the prior fiscal year, was primarily the result of the incremental depreciation and amortization associated with The Popcorn Factory, which was acquired in May 2002.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues in comparison to prior years.

Other Income (Expense)

                                                              Years Ended
                                 ---------------------------------------------------------------------
                                   June 27,                    June 29,                    June 30,
                                    2004         % Change       2003        % Change        2002
                                 ------------- ------------- ------------- ------------- -------------
                                                             (in thousands)


  Interest income                   $1,324         14.4%        $1,157        (57.0%)       $2,688
  Interest expense                    (663)        32.5%          (982)        21.1%        (1,245)
  Other, net                          (341)       487.9%           (58)      (126.0%)            5
                                 -------------               -------------               -------------
                                      $320        173.5%          $117        (91.9%)       $1,448
                                 =============               =============               =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The increase in other income (expense) during the fiscal year ended June 27, 2004, in comparison to the prior fiscal year, resulted primarily from: (i) an increase in interest income resulting from higher invested cash balances generated from operations, and (ii) a reduction in interest expense associated with the refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003, partially offset by losses incurred upon closure/conversion of certain retail stores. The decrease in other income (expense) during the fiscal year ended June 29, 2003, in comparison to the prior fiscal year, was primarily due to a decline in interest income resulting from a decrease in cash and investment balances in order to fund capital expenditures and the acquisition of The Popcorn Factory in May 2002, as well as the decline of the Company's average rate of return on its investments, partially offset by the decline of interest expense due to the decline in interest rates on the Company's variable rate long-term debt.

Income Taxes

During the fiscal year ended June 27, 2004, the Company recorded an income tax benefit of approximately $19.2 million (net) due to the removal of the Company's valuation allowance on its deferred tax assets which consisted primarily of net operating loss carryforwards (see below), offset in part by income tax expense for federal alternative minimum tax and various state taxes resulting from state tax law changes that deferred the use of available net operating losses for state purposes.

At June 27, 2004, management of the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized. Accordingly, the Company removed the valuation allowance of approximately $30.0 million from its deferred tax assets resulting in the recognition of an income tax benefit of approximately $20.8 million, a reduction of goodwill of approximately $3.1 million, related to the acquired net operating losses of GreatFood.com, and an increase in additional paid-in-capital of approximately $6.1 million related to income tax benefits associated with employee stock option exercises. The favorable impact of the income tax benefit has distorted the trends in our net income and will impact the comparability of our net income with other periods. During fiscal 2005, the Company anticipates an effective rate of approximately 41%.

During the fiscal year ended June 29, 2003, the Company provided no income tax provision due to the availability of net operating loss carryforwards. During the fiscal year ended June 30, 2002, the Company recorded a tax benefit related to previously paid income taxes of approximately $0.7 million as a result of tax law changes which extended the period for which companies were allowed to carry-back losses.

At  June  27,  2004,  the  Company's   federal  and  state  net  operating  loss
carryforwards were approximately $72.1 million, which, if not utilized, will begin to expire in fiscal year 2020.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2004 and 2003. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                   Three months ended
                                  ---------------------------------------------------------------------------------------

                                   Jun. 27,   Mar. 28,   Dec. 28,   Sep. 28,   Jun. 29,    Mar.30,   Dec. 29,    Sep. 29,
                                     2004      2004       2003        2003       2003       2003      2002        2002
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                        (in thousands)
Net revenues:
  Telephonic                        58,443     50,851    113,374    $40,371     $62,254   $52,287    $113,999    $42,531
  Online                            93,135     74,521     90,878     48,936      84,133    64,595      75,750     40,800
  Retail fulfillment                 9,989      8,697      8,930      5,853       8,456     7,239       7,680      5,894
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Total net revenues                 161,567    134,069    213,182     95,160     154,843   124,121     197,429     89,225
Cost of revenues                    98,039     79,429    117,550     56,093      91,588    73,095     107,335     52,547
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Gross profit                        63,528     54,640     95,632     39,067      63,255    51,026      90,094     36,678

Operating expenses:
  Marketing and sales               38,950     37,693     66,762     28,846      40,372    35,710      64,978     28,953
  Technology and development         3,289      3,576      3,503      3,431       3,621     3,323       3,415      3,578
  General and administrative         7,187      7,872      7,577      7,779       7,381     7,343       7,462      7,407
  Depreciation and amortization      3,660      3,572      3,843      3,917       3,698     3,594       4,068      4,029
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

     Total operating expenses       53,086     52,713     81,685     43,973      55,072    49,970      79,923     43,967
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Operating income (loss)             10,442      1,927     13,947     (4,906)      8,183     1,056      10,171     (7,289)

Other income (expense), net            455         82         23       (240)         79       127         (84)        (5)
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Income (loss) before income taxes   10,897      2,009     13,970     (5,146)      8,262     1,183      10,087     (7,294)
Income tax benefit (provision)      19,532        (66)      (292)         -           -         -           -          -
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Net income (loss)                  $30,429     $1,943    $13,678    $(5,146)     $8,262    $1,183     $10,087    $(7,294)
                                  ========== ========== ========== ========== ========== ========== ========== ==========

Net income (loss) per share:
  Basic                              $0.46      $0.03      $0.21     $(0.08)      $0.13     $0.02       $0.15     $(0.11)
                                  ========== ========== ========== ========== ========== ========== ========== ==========
  Diluted                            $0.45      $0.03      $0.20     $(0.08)      $0.12     $0.02       $0.15     $(0.11)
                                  ========== ========== ========== ========== ========== ========== ========== ==========

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

Liquidity and Capital Resources

At June 27, 2004, the Company had working capital of $83.7 million, including cash and equivalents and short-term investments of $103.4 million, compared to working capital of $26.9 million, including cash and equivalents and short-term investments of $61.2 million, at June 29, 2003. In addition to cash and short-term investments, at June 27, 2004 and June 29, 2003, the Company maintained approximately $8.3 million and $19.5 million of long-term investments, respectively, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $42.1 million for the fiscal year ended June 27, 2004 was primarily attributable to earnings, adjusted for depreciation and amortization, deferred income taxes and other non-cash charges, which in total amounted to $35.8 million, as well as decreases in other assets, primarily related to recoverable income taxes.

Net cash used in investing activities of $9.6 million for the fiscal year ended June 27, 2004 was principally comprised of capital expenditures related to the Company's technology infrastructure.

Net cash used in financing activities was $0.8 million for the fiscal year ended June 27, 2004, resulting primarily from the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options and employee stock purchase plan. The Company has a $5.0 million revolving line of credit, renewable November 30, 2004 (none outstanding at any point during the fiscal year ending June 27, 2004), available for working capital purposes.

At June 27, 2004, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        ---------------------------------------------------------------------------------
                                                                           (in thousands)
                                                          Less than 1          1 - 3          3 - 5          More than 5
                                             Total               year          years          years                years
                                        -----------    ---------------    -----------   ------------     ----------------

Long-term debt                              $5,589            $1,284          $2,751          $1,554
Capital lease obligations                    3,495             1,738           1,732              19                   $6
Operating lease obligations                 11,788             4,417           3,490           1,570                2,311
Sublease obligations                         9,692             2,781           3,670           2,009                1,232
Other cash obligations (*)                     228               228               -               -                    -
Purchase commitments (**)                   25,894            25,894               -               -                    -
                                        -----------    ---------------    -----------   ------------     ----------------
  Total                                    $56,686           $36,342         $11,643          $5,152               $3,549
                                        ===========    ===============    ===========   ============     ================

(*) Other cash obligations include $0.2 million of franchise lease guarantees. (**) Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business.

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Although no repurchases have been made as of June 27, 2004, any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers or franchisees to make required payments. If the financial condition of the Company's customers or franchisees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company has recognized as a deferred tax asset the tax benefits associated with losses related to operations, which are expected to result in a future tax benefit. Realization of this deferred tax asset assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

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

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

Item 9A.     CONTROLS AND PROCEDURES.

             Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

             The Company maintains a Code of Ethics, which is applicable to all directors, officers and employees on the Investor Relations-
             Corporate   Governance  tab   of   the  Company's   website   at
             1800flowers.com. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. A copy of the Code of Ethics is a available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., 1600 Stewart Avenue, Westbury, New York 11590.

Item 11.     EXECUTIVE COMPENSATION.

             The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.


Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

             The information set forth in the Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) List of Documents Filed as a Part of this Annual Report on Form 10-K:

 (1) Index to Consolidated Financial Statements:
                                                                           Page
                                                                           ----

     Report of Independent Registered Public Accounting Firm                F-1
     Consolidated Balance Sheets as of June 27, 2004 and June 29, 2003 F-2 Consolidated Statements of Income for the years ended June 27, 2004,
      June 29, 2003 and June 30, 2002                                       F-3
     Consolidated Statements of Stockholders' Equity for the years
      ended June 27, 2004, June 29, 2003 and June 30, 2002                  F-4
     Consolidated Statements of Cash Flows for the years ended
      June 27, 2004, June 29, 2003 and June 30, 2002                        F-5
     Notes to Consolidated Financial Statements                             F-6

 (2) Index to Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                        S-1

     All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

 (3) Index to Exhibits

     The following exhibits are required to be filed with this Report by Item 15
     (a)(3). Other than exhibits 21.1, 23.1, 24.1, 31.1 and 32.1 which are filed herewith, the following exhibits are incorporated by reference to the exhibits of same number contained in the Company's registration statement on Form S-1 (No. 333-78985), dated August 2, 1999, except for exhibit 10.23, which is incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-8 (No. 333-54590), dated January 30, 2001, and Exhibits 10.24 and 10.25, which are incorporated by reference to Registrant's Definitive Proxy Statement filed on October 27, 2003 (No. 000-26841).

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

  10.16 Investors' Rights Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc. James F. McCann, Christopher G. McCann and the persons designated as Investors on the signature pages thereto.
  10.17 Stock Purchase Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc., James F. McCann, Christopher G. McCann and the Investors listed on Schedule A thereto.
  10.18   1999 Stock Incentive Plan.
  10.19 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc.
  10.20 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc.
  10.22 #Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 2000, by and between America Online, Inc. and 1-800-FLOWERS.COM, Inc.
  10.23   Employee Stock Purchase Plan
  10.24   2003 Long Term Incentive and Share Award Plan.
  10.25   Section 16 Executive Officers Bonus Plan.
  21.1    Subsidiaries of the Registrant.
  23.1    Consent of independent auditors.
  24.1    Powers of Attorney (included in the signature page).
  31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
  32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
---------------------------

    # Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

    (b)       Reports on Form 8-K:
              On May 3, 2004, the Company filed a report on Form 8-K which referenced its April 22, 2004, press release of the Company's results of operations and financial condition for its fiscal third quarter ended March 28, 2004.

              On May 17, 2004, the Company issued a press release reporting its order volume for its fiscal 2004 Mother's Day Holiday.

              On June 29, 2004, the Company issued a press release of its anticipated results of operations for its fiscal fourth quarter ended June 27, 2004.

              On August 10, 2004, the Company filed a report on Form 8-K which referenced its August 5, 2004 press release of the Company's results of operations and financial condition for its fiscal fourth quarter and year ended June 27, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 9, 2004                     1-800-FLOWERS.COM, Inc.

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


Dated: September 9, 2004                     By:     /s/ James F. McCann
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)

Dated: September 9, 2004                     By:     /s/ William E. Shea
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)

Dated: September 9, 2004                     By:     /s/ Christopher G. McCann
                                             Christopher G. McCann
                                             Director, President


Dated: September 9, 2004                     By:     /s/ John J. Conefry, Jr.
                                             John J. Conefry, Jr.
                                             Director


Dated: September 9, 2004                     By:     /s/ Leonard J. Elmore
                                             Leonard J. Elmore
                                             Director


Dated: September 9, 2004                     By:     /s/ T. Guy Minetti
                                             T. Guy Minetti
                                             Director, Vice Chairman


Dated: September 9, 2004                     By:     /s/ Kevin J. O'Connor
                                             Kevin J. O'Connor
                                             Director


Dated: September 9, 2004                     By:     /s/ Mary Lou Quinlan
                                             Mary Lou Quinlan
                                             Director


Dated: September 9, 2004                     By:     /s/ Jeffrey C. Walker
                                             Jeffrey C. Walker
                                             Director

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of June 27, 2004 and June 29, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 27, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 27, 2004 and June 29, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP


Melville, New York
July 30, 2004

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                          June 27,     June 29,
                                                                                            2004         2003
                                                                                        ------------- ------------
Assets
Current assets:
 Cash and equivalents                                                                   $  80,824      $  49,079
 Short-term investments                                                                    22,550         12,139
 Receivables, net                                                                           9,013          7,767
 Inventories                                                                               19,625         20,370
 Deferred income taxes                                                                     16,463              -
 Prepaid and other                                                                          1,517          2,208
                                                                                        ------------- ------------
      Total current assets                                                                149,992         91,563
Property, plant and equipment, net                                                         42,460         46,500
Investments                                                                                 8,260         19,471
Goodwill                                                                                   34,529         37,692
Other intangibles, net                                                                      2,598          3,211
Deferred income taxes                                                                      13,548              -
Other assets                                                                               10,165         16,359
                                                                                        ------------- ------------
Total assets                                                                             $261,552       $214,796
                                                                                        ============= ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                                   $ 63,266      $  61,663
 Current maturities of long-term debt and obligations under capital leases                  3,022          3,025
                                                                                        ------------- ------------
      Total current liabilities                                                            66,288         64,688
Long-term debt and obligations under capital leases                                         6,062          9,124
Other liabilities                                                                           2,812          3,696
                                                                                        ------------- ------------
Total liabilities                                                                          75,162         77,508
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                     -              -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,428,143
    and 28,679,848 shares issued in 2004 and 2003, respectively                               295            287
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,144,465
    and 42,399,915 shares issued in 2004 and 2003, respectively                               421            424
 Additional paid-in capital                                                               255,829        247,636
 Retained deficit                                                                         (67,047)      (107,951)
 Treasury stock, at cost-52,800 Class A and 5,280,000 Class B shares                       (3,108)        (3,108)
                                                                                        ------------- ------------
      Total stockholders' equity                                                          186,390        137,288
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                               $261,552      $ 214,796
                                                                                        ============= ============




See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                                 Years ended
                                                                    ----------------------------------------
                                                                      June 27,      June 29,      June 30,
                                                                        2004          2003          2002
                                                                    ------------  ------------  ------------

Net revenues                                                          $603,978      $565,618       $497,205
Cost of revenues                                                       351,111       324,565        293,269
                                                                    ------------  ------------  ------------
Gross profit                                                           252,867       241,053        203,936
Operating expenses:
 Marketing and sales                                                   172,251       170,013        150,638
 Technology and development                                             13,799        13,937         13,723
 General and administrative                                             30,415        29,593         28,179
 Depreciation and amortization                                          14,992        15,389         15,061
                                                                    ------------  ------------  ------------
   Total operating expenses                                            231,457       228,932        207,601
                                                                    ------------  ------------  ------------
Operating income (loss)                                                 21,410        12,121         (3,665)
Other income (expense):
 Interest income                                                         1,324         1,157          2,688
 Interest expense                                                         (663)         (982)        (1,245)
 Other, net                                                               (341)          (58)             5
                                                                    ------------  ------------  ------------
   Total other income, net                                                 320           117          1,448
                                                                    ------------  ------------  ------------
Income (loss) before income taxes                                       21,730        12,238         (2,217)
Income tax benefit                                                      19,174             -            706
                                                                    ------------  ------------  ------------
Net income (loss)                                                      $40,904       $12,238        $(1,511)
                                                                    ============  ============  ============
Net income (loss) per common share:
 Basic                                                                   $0.62         $0.19         $(0.02)
                                                                    ============  ============  ============
 Diluted                                                                 $0.60         $0.18         $(0.02)
                                                                    ============  ============  ============

Weighted shares used in the calculation of net income (loss)
 per common share:
 Basic                                                                  65,959        65,566         64,703
                                                                    ============  ============  ============
 Diluted                                                                68,165        67,670         64,703
                                                                    ============  ============  ============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
           Years ended June 27, 2004, June 29, 2003 and June 30, 2002
                        (in thousands, except share data)


                                                  Common Stock
                                     --------------------------------------
                                           Class A            Class B        Additional           Treasury Stock         Total
                                     ------------------ -------------------   Paid-in   Retained  -----------------   Stockholders'
                                      Shares     Amount  Shares      Amount   Capital   Deficit     Shares   Amount      Equity
                                     ---------- ------- ---------- -------- ---------  ---------- --------- --------  ------------

 Balance at July 1, 2001             26,586,875  $ 266  43,028,525   $ 430  $238,906   $(118,678) 5,332,800 $(3,108)   $117,816

 Exercise of stock options              788,008      8           -       -     2,228           -          -       -       2,236
 Employee stock purchase plan            44,191      -           -       -       382           -          -       -         382
 Issuance of shares of common stock
   in connection with the acquisition
   of The Popcorn Factory               353,003      4           -       -     4,981           -          -       -       4,985
 Conversion of Class B common stock
   into Class A common stock            547,600      5    (547,600)     (5)        -           -          -       -           -
 Net loss                                     -      -           -       -         -      (1,511)         -       -      (1,511)
                                     ---------- ------- ---------- -------- ---------  ---------- --------- --------  ------------
 Balance at June 30, 2002            28,319,677    283  42,480,925      425  246,497    (120,189) 5,332,800  (3,108)    123,908

 Exercise of stock options              228,666      2           -        -      842           -          -       -         844
 Employee stock purchase plan            50,495      1           -        -      297           -          -       -         298
 Conversion of Class B common stock
   into Class A common stock             81,010      1     (81,010)      (1)       -           -          -       -           -

 Net income                                   -      -           -        -        -       12,238         -       -      12,238
                                     ---------- ------- ---------- -------- ---------  ---------- --------- --------  ------------
 Balance at June 29, 2003            28,679,848    287  42,399,915      424  247,636    (107,951) 5,332,800   (3,108)   137,288

 Exercise of stock options              440,741      4                         1,730                                      1,734
 Employee stock purchase plan            52,104      1                           391                                        392
 Reversal of valuation allowance
   related to income tax benefits
   from employee stock option                                                  6,072                                      6,072
   exercises
 Conversion of Class B common stock
   into Class A common stock            255,450      3    (255,450)      (3)                                                  -
 Net income                                                                               40,904                         40,904

                                     ---------- ------- ---------- -------- ---------  ---------- --------- --------  ------------
 Balance at June 27, 2004            29,428,143  $ 295  42,144,465    $ 421 $255,829   $ (67,047) 5,332,800  $(3,108) $ 186,390
                                     ========== ======= ========== ======== =========  ========== ========= ========  ============



See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Years ended
                                                         ------------------------------------------------
                                                         June 27, 2004    June 29, 2003   June 30, 2002
                                                         ---------------  --------------- ---------------

Operating activities:
Net income (loss)                                            $40,904         $12,238        $ (1,511)
Reconciliation of net income (loss) to net cash
 provided by operations:
     Depreciation and amortization                            14,992          15,389           15,061
     Deferred income taxes                                   (20,776)              -                -
     Bad debt expense                                            437             426              107
     Other non-cash items                                        250              72              425
 Changes in operating items, excluding the effects of
  acquisitions:
     Receivables                                              (1,683)          1,152           (1,031)
     Inventories                                                 745          (4,723)              (7)
     Prepaid and other                                           691              12             (215)
     Accounts payable and accrued expenses                     1,624          (2,493)            2,264
     Other assets                                              5,829          (2,555)           (3,544)
     Other liabilities                                          (884)              1                59
                                                         ---------------  --------------- ---------------
 Net cash provided by operating activities                    42,129          19,519            11,608

Investing activities:
Acquisitions, net of cash acquired                                 -               -            (7,037)
Capital expenditures, net of non-cash expenditures-$0,
 $0, and $2,894 in 2004, 2003 and 2002, respectively         (10,576)        (10,269)          (11,994)
Purchases of investments                                     (62,584)        (56,412)          (22,798)
Proceeds from sales of investments                            63,384          57,191             6,693
Other                                                            217             390               495
                                                         ---------------  --------------- ---------------
 Net cash used in investing activities                        (9,559)         (9,100)          (34,641)

Financing activities:
Proceeds from employee stock options/stock purchase plan       2,126           1,142             2,618
Repayment of notes payable and bank borrowings                (1,176)         (1,492)             (826)
Payments of capital lease obligations                         (1,775)         (1,591)           (2,054)
                                                         ---------------  --------------- ---------------
 Net cash used in financing activities                          (825)         (1,941)             (262)
                                                         ---------------  --------------- ---------------
Net change in cash and equivalents                            31,745           8,478           (23,295)
Cash and equivalents:
 Beginning of year                                            49,079          40,601            63,896
                                                         ---------------  --------------- ---------------
 End of year                                               $  80,824       $  49,079          $ 40,601
                                                         ===============  =============== ===============




 Supplemental Cash Flow Information:
------------------------------------
 -Interest paid amounted to $663, $982 and $1,245 for the years ended June
  27, 2004, June 29, 2003 and June 30, 2002, respectively.
 -The Company received tax refunds, net of income taxes paid of approximately
  $1,476, $0 and $706 for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

See accompanying notes.

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. ("1-800-FLOWERS.COM") is a leading gift retailer, providing a broad range of thoughtful gift products including flowers, plants, gourmet foods, candies, gift baskets, and other unique gifts to our customers around the world. The 1-800-FLOWERS.COM family of brands also includes Plow & Hearth, a direct marketer of home decor and garden merchandise, GreatFood.com, a source for gourmet products, The Popcorn Factory, a manufacturer and direct marketer of premium popcorn and specialty food gifts, and HearthSong and Magic Cabin, direct marketers of unique children's toys and games. The Company operates in one business segment, providing its customers with convenient, multi-channel access via the Internet, telephone, catalogs and retail stores.

Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30th. Fiscal years 2004, 2003 and 2002, which ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively, consisted of 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Equivalents

Cash and equivalents consist of demand deposits with banks, highly liquid money market funds, United States government securities, overnight repurchase agreements and commercial paper with maturities of three months or less when purchased.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets' estimated useful lives using the straight-line method. Amortization of leasehold improvements and capital leases are calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the improvements. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively. The Company's property plant and equipment is depreciated using the following estimated lives:

            Buildings                                          40 years
            Leasehold Improvements                           3-10 years
            Furniture, Fixtures and Equipment                3-10 years
            Software                                            3 years

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within other assets was $3.8 million and $2.6 million at June 27, 2004 and June 29, 2003, respectively, relating to prepaid catalog costs.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended June 27, 2004, June 29, 2003 and June 30, 2002, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at June 27, 2004 and June 29, 2003.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($1.4 million and $1.3 million at

June 27, 2004 and June 29, 2003, respectively) have been recorded based upon previous experience and management's evaluation.

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

Marketing and Sales

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, interactive marketing agreements, retail store and fulfillment operations (other than costs included in cost of revenues), and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $91.1 million, $88.9 million and $69.6 million for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

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

                                                                        Years ended
                                                    --------------------------------------------
                                                       June 27,        June 29,      June 30,
                                                         2004           2003          2002
                                                    --------------  --------------  ------------
                                                       (in thousands, except per share data)

Net income (loss), as reported                         $40,904         $12,238         $(1,511)
Less: FAS 123 stock based compensation (*)               1,339           7,803           5,447
                                                    --------------  --------------  ------------
Pro forma net income (loss)                            $39,565          $4,435         $(6,958)
                                                    ==============  ==============  ============

Net income (loss) per share:
  Basic - As reported                                    $0.62           $0.19          $(0.02)
  Basic - Pro forma                                      $0.60           $0.07          $(0.11)
  Diluted - As reported                                  $0.60           $0.18          $(0.02)
  Diluted - Pro forma                                    $0.58           $0.07          $(0.11)

    (*) Note: During fiscal 2004, FAS 123 stock based compensation is net of the income tax benefit of 6.1 million, associated with the removal of the valuation allowance on deferred tax assets arising from employee stock option exercises.

Comprehensive Income (Loss)

For the years ended June 27, 2004, June 29, 2003 and June 30, 2002, the Company's comprehensive income (losses) were equal to the respective net income (losses) for each of the periods presented.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options) outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

Note 3. Acquisitions and Disposition

Acquisition of Selected Assets of The Popcorn Factory

On May 3, 2002, the Company extended the breadth of its gourmet food product assortment when it completed the acquisition of selected operating assets and liabilities of The Popcorn Factory, a manufacturer and direct marketer of premium popcorn and specialty food gifts. The purchase price of approximately $12.6 million, including $0.3 million of transaction costs, was comprised of $7.3 million used to retire The Popcorn Factory's outstanding debt and the issuance of 353,003 shares of the Company's Class A common stock, valued at approximately $5.0 million, based upon the average closing price of the Company's common stock on the date of and the two days preceding and following the closing of the transaction. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of The Popcorn Factory have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired of $12.0 million was allocated to goodwill.

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

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of The Popcorn Factory had taken place at the beginning of fiscal year 2002. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisition taken place at the beginning of the periods presented.

                                                                                       Years Ended
                                                                       ---------------------------------------------
                                                                          June 27,       June 29,        June 30,
                                                                            2004          2003            2002
                                                                        (as reported)  (as reported)   (pro forma)
                                                                       -------------- --------------  --------------
                                                                          (in thousands, except per share data)

Net revenues                                                              $603,978       $565,618       $528,103

Income (loss) from operations                                             $ 21,410       $ 12,121       $ (6,407)

Net income (loss)                                                         $ 40,904       $ 12,238       $ (4,688)

Net income (loss) per common share
   Basic                                                                  $   0.62       $   0.19       $  (0.07)
   Diluted                                                                $   0.60       $   0.18       $  (0.07)




Note 4. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                         June 27,       June 29,
                                                                          2004           2003
                                                                       -------------- -------------
                                                                             (in thousands)

Goodwill - beginning of year                                              $37,692        $37,772
Removal of deferred tax asset valuation allowance related to net
  operating losses acquired from GreatFood.com, Inc.                       (3,163)             -
Other                                                                           -            (80)
                                                                       -------------- -------------
Goodwill - end of year                                                    $34,529        $37,692
                                                                       ============== =============


The Company's intangible assets consist of the following:

                                                         June 27, 2004                             June 29, 2003
                                            --------------------------------------- -------------------------------------------
                                               Gross                                     Gross
                              Amortization   Carrying     Accumulated                  Carrying      Accumulated
                                 Period       Amount      Amortization       Net        Amount       Amortization      Net
                             -------------- ------------ --------------- ---------- -------------- ----------------- ----------
                                                               (in thousands)
Intangible assets with
determinable lives:
  Investment in licenses     14 - 16 years    $4,927          $3,115       $1,812        $4,927         $2,792        $2,135
  Customer lists                   3 years       910             657          253           910            354           556
  Other                           20 years       194             137           57           171            127            44
                                            ------------ --------------- ---------- -------------- ----------------- ----------
                                               6,031           3,909        2,122         6,008          3,273         2,735

Trademarks with
indefinite lives                   -             476               -          476           476              -           476
                                            ------------ --------------- ---------- -------------- ----------------- ----------
Total intangible
assets                                        $6,507          $3,909       $2,598        $6,484         $3,273        $3,211

                                            ============ =============== ========== ============== ================= ==========


The amortization of intangible assets for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 was $0.6 million, $0.9 million and $0.7 million, respectively. Future estimated amortization expense is as follows: 2005 - $0.6 million, 2006 - $0.3 million, 2007 - $0.3 million, 2008 - $0.3 million, and 2009
- $0.3 million, and thereafter - $0.3 million.

Note 5. Property, Plant and Equipment

                                                                         June 27,        June 29,
                                                                           2004            2003
                                                                       -------------- -------------
                                                                             (in thousands)

      Computer equipment                                                   $41,173       $37,429
      Software                                                              36,321        31,712
      Telecommunication equipment                                            6,842         6,411
      Leasehold improvements                                                11,767        12,267
      Building and building improvements                                    12,038        11,454
      Equipment                                                              8,016         7,160
      Furniture and fixtures                                                 3,755         3,712
      Land                                                                     666           666
                                                                       -------------- -------------
                                                                           120,578       110,811
      Accumulated depreciation and amortization                             78,118        64,311
                                                                       -------------- -------------
                                                                           $42,460      $ 46,500
                                                                       ============== =============

Note 6. Long-Term Debt

                                                                         June 27,        June 29,
                                                                           2004            2003
                                                                       -------------- -------------
                                                                             (in thousands)

      Commercial notes and revolving credit line (1-2)                      $5,504         $6,612
      Seller financed acquisition obligations (3-4)                             85            145
      Obligations under capital leases (see Note 12)                         3,495          5,392
                                                                       -------------- -------------
                                                                             9,084         12,149
      Less current maturities of long-term debt and
      obligations under capital leases                                       3,022          3,025
                                                                       -------------- -------------
                                                                            $6,062         $9,124
                                                                       ============== =============




The following notes and credit lines relate to obligations arising from, and collateralized by, the underlying assets of the Company's Plow & Hearth facility in Madison, Virginia.

(1) $5,000,000 revolving credit line, renewable on November 30, 2004 (none outstanding at June 27, 2004), bearing interest equal to the monthly LIBOR Index plus 1.75% per annum (3.09% at June 27, 2004).

(2)      $6,612,000 note  dated  June 27, 2003, ($5,504,000 outstanding  at June
         27, 2004), bearing interest at 5.44% per annum. The note, which resulted from the consolidation and refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003, is payable in 60 equal monthly installments of principal and interest commencing August 1, 2003.

The following notes relate to seller-financed acquisition obligations, all of which have been collateralized by either the stock or assets of various subsidiaries of the Company:

(3) $275,000 promissory note dated November 1, 1994 ($16,000 outstanding at June 27, 2004), bearing interest at 8% per annum. The note is payable in 120 equal monthly installments of principal and interest commencing December 1, 1994.

(4) $160,000 non-interest bearing promissory note dated September 30, 1999 ($69,000 outstanding at June 27, 2004). The note is payable in 8 annual installments commencing August 2000.

As of June 27, 2004, long-term debt maturities, excluding amounts relating to capital leases, are as follows:

                                                                            Debt
        Year                                                              Maturities
        ----                                                            --------------
                                                                        (in thousands)

        2005                                                                 $1,284
        2006                                                                  1,338
        2007                                                                  1,413
        2008                                                                  1,554
                                                                        --------------
                                                                             $5,589
                                                                        ==============



Note 7.  Income Taxes

Significant components of the income tax benefit are as follows:

                                                                        Years ended
                                                        ---------------------------------------------
                                                           June 27,         June 29,        June 30,
                                                             2004             2003           2002
                                                        -------------   --------------  -------------
                                                                          (in thousands)

    Current provision (benefit):
     Federal                                                  $677         $     -           $(706)
     State                                                     923               -               -
                                                         -------------   --------------  -------------
                                                             1,600               -            (706)
    Deferred benefit:
     Federal                                               (15,796)              -               -
     State                                                  (4,980)              -               -
                                                         -------------   --------------  -------------
                                                           (20,776)              -               -
                                                         -------------   --------------  -------------
    Income tax benefit                                    $(19,174)        $     -           $(706)
                                                         =============   ==============  =============

A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                        Years ended
                                                         ---------------------------------------------
                                                           June 27,         June 29,        June 30,
                                                             2004             2003           2002
                                                         -------------   --------------  -------------

    Tax at U.S. statutory rates                               35.0%           34.0%          (34.0)%
    State income taxes, net of federal tax benefit             2.8             5.9            (3.6)
    Goodwill amortization                                       .5             1.0            13.8
    Tax settlements                                            2.7               -               -
    Change in tax rates                                        4.2               -               -
    Change in valuation allowance                           (140.1)          (39.7)           (8.6)
    Other                                                      6.7            (1.2)            0.6
                                                         -------------   --------------  -------------
                                                             (88.2)%           0.0%          (31.8)%
                                                         =============   ==============  =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                        Years ended
                                                         ---------------------------------------------
                                                           June 27,         June 29,        June 30,
                                                             2004             2003           2002
                                                         -------------  --------------  --------------
                                                                       (in thousands)

    Deferred income tax assets:
     Net operating loss carryforwards                       $27,878       $ 34,247         $ 37,946
     Accrued expenses and reserves                            3,463          3,624            3,031
     Valuation allowance                                          -        (36,523)         (38,242)
    Deferred income tax liabilities:
     Installment sales                                          (39)           (53)             (54)
     Tax in excess of book depreciation                      (1,291)        (1,295)          (2,681)
                                                        --------------  --------------  --------------
    Net deferred income tax assets                          $30,011       $      -         $      -
                                                        ==============  ==============  ==============

At June 27, 2004, management of the Company reassessed the valuation allowance previously established against its net deferred income tax assets. Based on the Company's earnings history and projected future taxable income, management determined that it is more likely than not that the deferred income tax assets would be realized. Accordingly, the Company removed the valuation allowance of approximately $30.0 million from its deferred income tax assets resulting in the recognition of an income tax benefit of approximately $20.8 million, a reduction of goodwill of approximately $3.1 million, related to the acquired net operating losses of GreatFood.com, and an increase in additional paid-in-capital of approximately $6.1 million related to income tax benefits associated with employee stock option exercises.

During the fiscal year ended June 30, 2002, the Company recorded a benefit related to previously paid income taxes of approximately $0.7 million as a result of tax law changes which extended the period for which companies were allowed to carry-back losses.

At  June  27,  2004,  the  Company's   federal  and  state  net  operating  loss
carryforwards were approximately $72.1 million, which, if not utilized, will begin to expire in fiscal year 2020.

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

On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. No repurchases had been made as of June 27, 2004.

Note 9. Stock Option Plans

In December 2003, the Company's Board of Directors and shareholders approved the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (the "Plan"). The Plan is a broad-based, long-term incentive program that is intended to attract, retain and motivate employees, consultants and directors to achieve the Company's long-term growth and profitability objectives, and therefore align stockholder and employee interests. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively "Awards"). The Plan reserves 7,500,000 shares of Common Stock, which is approximately the amount of shares which had been previously available for issuance under the Company's 1999 Stock Incentive Plan. No further awards will be issued under the 1999 Stock Incentive Plan. During a calendar year i) the maximum number of shares with respect to which options and SARs may be granted to an eligible participant under the Plan will be 1,000,000 shares, and
ii) the maximum number of shares with respect to which Awards intended to qualify as performance-based compensation other than options and SARs may be granted to an eligible participant under the Plan will be 500,000 shares.

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the
"Committee"). Unless otherwise determined by the Board, the Committee will consist of two or more members of the Board who are nonemployee directors within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Committee will determine which eligible employees, consultants and directors receive awards, the types of awards to be received and the terms and conditions thereof. The Chief Executive Officer shall have the power and authority to make Awards under the Plan to employees and consultants not subject to Section 16 of the Exchange Act, subject to limitations imposed by the Committee.

At June 27, 2004, the Company has reserved approximately 17,415,000 shares of common stock for issuance under common stock option plans, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The following table summarizes activity in stock options:

                                                              Years ended
                               --------------------------------------------------------------------------
                                   June 27, 2004            June 29, 2003            June 30, 2002
                               ----------------------- --------------------------------------------------
                                            Weighted                  Weighted                Weighted
                                 Shares      Average     Shares        Average     Shares      Average
                                  Under     Exercise      Under       Exercise      Under     Exercise
                                 Option       Price      Option         Price      Option       Price
                               ------------ ---------- ------------  ----------------------- ------------

  Balance, beginning of year    10,001,345    $8.28     8,113,144       $8.95     6,455,262      $6.64
  Grants                           154,800   $10.15     3,036,705       $6.55     2,897,950     $12.43
  Exercises                       (440,741)   $3.93      (228,666)      $3.69      (788,008)     $2.72
  Forfeitures                     (606,419)   $9.38      (919,838)      $9.43      (452,060)     $9.94
                               ------------            ------------             ------------
  Balance, end of year           9,108,985    $8.45    10,001,345       $8.28     8,113,144      $8.95
                               ============            ============             ============


The following table summarizes information about stock options outstanding at June 27, 2004:

                                  Options Outstanding                      Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-        Weighted-                       Weighted-
                                        Average          Average                         Average
                       Options         Remaining         Exercise        Options         Exercise
    Exercise Price   Outstanding   Contractual Life       Price        Exercisable        Price
------------------- ------------- ------------------ --------------- -------------- ---------------

    $1.61 - 2.00        297,325       4.0 years           $1.95          297,325          $1.95
    $3.32 - 4.50      2,664,927       6.2 years           $4.05        1,879,829          $4.08
    $4.95 - 6.70      2,615,853       8.2 years           $6.45           24,724          $5.14
    $6.76 -10.00        164,900       8.1 years           $8.39           50,000          $8.24
    $10.20-14.69      2,725,080       7.0 years          $12.41        1,356,950         $12.49
    $15.77-17.38          1,100       7.5 years          $15.92              440         $15.92
    $21.00-23.10        639,800       4.9 years          $21.09          639,800         $21.09
                    ------------                                     -------------
                      9,108,985       6.9 years           $8.45         4,249,068         $9.23
                    ============                                     =============

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

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

                                                                        Years ended
                                                        --------------------------------------------
                                                          June 27,       June 29,       June 30,
                                                            2004           2003           2002
                                                        -------------  -------------- --------------

    Weighted average fair value of options granted         $5.99          $3.95          $7.32
    Risk-free interest rate                                 3.61%          3.95%          4.50%
    Expected life (in years)                                 5.0            5.0            5.0
    Expected volatility                                     67.8%          70.0%          66.0%
    Expected dividend yield                                  0.0%           0.0%           0.0%

Note 10. Employee Stock Purchase Plan

In December 2000, the Company's Board of Director's approved the 1-800-FLOWERS.COM, Inc. 2001 Employee Stock Purchase Plan (ESPP), a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, to provide substantially all employees who have completed six months of service, an opportunity to purchase shares of the Company's Class A common stock. Employees may contribute a maximum of 15% of eligible compensation, but in no event can an employee purchase more than 500 shares on any purchase date. Offering periods have a duration of six months, and the purchase price per share will be the lower of: (i) 85% of the fair market value of a share of Class A common stock on the last trading day of the applicable offering period, or (ii) 85% of the fair market value of a share of Class A common stock on the last trading day before the commencement of the offering period. At June 27, 2004, the Company has reserved approximately 3,098,000 shares of common stock for issuance under its ESPP. The share pool shall be increased on the first trading day of each calendar year, by a number equal to the lesser of (i) 1% of the total number of shares of common stock then outstanding, or (ii) 750,000 shares of Class A common stock.

Note 11. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The
Company made contributions of $0.3 million, $0.4 million and $0.3 million, for the years ended June 27, 2004, June 29 2003 and June 30, 2002, respectively.

Note 12. Commitments and Contingencies

Leases

The Company currently leases office, store facilities, and equipment under various operating leases through fiscal 2019. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis. All leases and subleases with an initial term of greater than one year are accounted for under SFAS No. 13, Accounting for Leases. These leases are classified as either capital leases, operating leases or subleases, as appropriate.

The Company leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $18.4 million at June 27, 2004 and June 29, 2003, and accumulated amortization of $15.6 million and $14.1 million, respectively. In addition, the Company subleases land and buildings (which are leased from third parties) to certain of its franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

The Company has a $5.0 million equipment lease line of credit with a bank. Interest under this line, which is renewable annually, is determined on the date of each commitment to borrow and is based on the bank's base rate on such date. At June 27, 2004, approximately $3.5 million is outstanding. The borrowings, which bear interest at rates ranging from 5.39% to 6.36% annually, are payable in 60 monthly installments of principal and interest commencing in February 2001. Borrowings under the line are collateralized by the underlying equipment purchased and an equal amount of pledged investments.

As of June 27, 2004, future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

                                                               Obligations
                                                                  Under
                                                                 Capital       Operating
                                                                  Leases        Leases
                                                               ------------  ------------
                                                                      (in thousands)

       2005                                                       $ 1,934       $ 4,417
       2006                                                         1,440         2,087
       2007                                                           367         1,403
       2008                                                            12         1,066
       2009                                                            12           504
       Thereafter                                                       7          2,311
                                                               ------------  ------------
       Total minimum lease payments                                 3,772    $   11,788
                                                                             ============
       Less amounts representing interest                            (277)
                                                               ------------
       Present value of net minimum lease payments                 $3,495
                                                               ============




At June 27, 2004, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                          Sublease       Sublease
                                                                           Income         Expense
                                                                        -------------- --------------
                                                                               (in thousands)

       2005                                                               $ 2,778        $ 2,781
       2006                                                                 2,066          2,066
       2007                                                                 1,610          1,604
       2008                                                                 1,193          1,187
       2009                                                                   827            822
       Thereafter                                                           1,244          1,232
                                                                        -------------- --------------
                                                                          $ 9,718        $ 9,692
                                                                        ============== ==============

In addition to the above, the Company has agreed to provide rent guarantees for leases entered into by certain franchisees with third party landlords. At June 27, 2004, the aggregate minimum rent payable by franchisees guaranteed by the Company was approximately $0.2 million. Rent expense was approximately $8.4 million, $9.0 million, and $8.7 million for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 respectively.

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