Form 10-Q
period 2004-09-26
1 800 FLOWERS COM INC
filed 2004-11-04
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 2004


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

                                 (516) 237-6000
                                  -------------
              (Registrant's telephone number, including area code)

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

                                   29,204,473
                                   ----------
(Number of shares of Class A common stock outstanding as of November
1, 2004)

                                   36,864,465
                                   ----------
(Number of shares of Class B common stock outstanding as of November
1, 2004)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                           Page
                                                                           ----
Part I.     Financial Information

  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets - September 26, 2004
              (Unaudited) and June 27, 2004                                   1

             Consolidated Statements of Income (Unaudited) -
              Three Months Ended September 26, 2004 and
              September 28, 2003                                              2

             Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended September 26, 2004 and
              September 28, 2003                                              3

             Notes to Consolidated Financial Statements (Unaudited)           4

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             6

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk      12

  Item 4.    Controls and Procedures                                         12

Part II.     Other Information

  Item 1.    Legal Proceedings                                               13

  Item 2.    Changes in Securities and Use of Proceeds                       13

  Item 3.    Defaults upon Senior Securities                                 13

  Item 4.    Submission of Matters to a Vote of Security Holders             13

  Item 5.    Other Information                                               13

  Item 6.    Exhibits and Reports on Form 8-K                                13

Signatures                                                                   14

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                     September 26,       June
                                                                                         2004          27, 2004
                                                                                     -------------  -------------
                                                                                      (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                  $50,790        $ 80,824
 Short-term investments                                                                 23,343          22,550
 Receivables, net                                                                        9,761           9,013
 Inventories                                                                            33,358          19,625
 Deferred income taxes                                                                  18,430          16,463
 Prepaid and other                                                                       3,681           1,517
                                                                                     -------------  -------------
    Total current assets                                                               139,363         149,992

Property, plant and equipment, net                                                      41,670          42,460
Investments                                                                              7,729           8,260
Goodwill                                                                                34,529          34,529
Other intangibles, net                                                                   2,440           2,598
Deferred income taxes                                                                   13,548          13,548
Other assets                                                                            12,490          10,165
                                                                                     -------------  -------------
Total assets                                                                          $251,769        $261,552
                                                                                     =============  =============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                  57,581        $ 63,266
 Current maturities of long-term debt and obligations under capital leases               2,956           3,022
                                                                                     -------------   ------------
    Total current liabilities                                                           60,537          66,288
Long-term debt and obligations under capital leases                                      5,362           6,062
Other liabilities                                                                        3,217           2,812
                                                                                     -------------   ------------
Total liabilities                                                                       69,116          75,162
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                  -               -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,460,966
   and 29,428,143 shares issued at September 26, 2004 and June 27, 2004,                   295             295
   respectively
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,144,465
   shares issued at September 26, 2004 and June 27, 2004                                   421             421
 Additional paid-in capital                                                            255,975         255,829
 Retained deficit                                                                      (69,757)        (67,047)
 Treasury stock, at cost-206,471 Class A and 5,280,000 Class B shares                   (4,281)         (3,108)
                                                                                     -------------   ------------
    Total stockholders' equity                                                         182,653         186,390
                                                                                     -------------   ------------
Total liabilities and stockholders' equity                                            $251,769        $261,552
                                                                                     =============   ============








         See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended
                                                             ---------------------------------
                                                               September 26,    September 28,
                                                                  2004             2003
                                                             ---------------- ----------------
Net revenues                                                     $97,514          $95,160
Cost of revenues                                                  57,942           56,093
                                                             ---------------- ----------------
Gross profit                                                      39,572           39,067
Operating expenses:
 Marketing and sales                                              29,892           28,846
 Technology and development                                        3,104            3,431
 General and administrative                                        7,602            7,779
 Depreciation and amortization                                     3,896            3,917
                                                             ---------------- ----------------
    Total operating expenses                                      44,494           43,973
                                                             ---------------- ----------------
Operating loss                                                    (4,922)          (4,906)
Other income (expense):
 Interest income                                                     382              192
 Interest expense                                                   (141)            (233)
 Other                                                                 4             (199)
                                                             ---------------- ----------------
Total other income (expense), net                                    245             (240)
                                                             ---------------- ----------------
Loss before income taxes                                          (4,677)          (5,146)
Income tax benefit                                                 1,967                -
                                                             ---------------- ----------------
Net loss                                                         ($2,710)         ($5,146)
                                                             ================ ================
Basic and diluted net loss per common share                       ($0.04)          ($0.08)
                                                             ================ ================
Weighted average shares used in the calculation
 of basic and diluted net loss per common share                   66,210           65,775
                                                             ================ ================

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                   --------------------------------
                                                                                    September 26,     September 28,
                                                                                        2004             2003
                                                                                   ---------------   --------------
Operating activities:
Net loss                                                                               ($2,710)        ($5,146)
Reconciliation of net loss to net cash used in operations:
 Depreciation and amortization                                                           3,896           3,917
 Deferred income taxes                                                                  (1,967)              -
 Bad debt expense                                                                           46              91
 Other non-cash items                                                                        -             156
 Changes in operating items:
   Receivables                                                                            (794)         (1,667)
   Inventories                                                                         (13,733)         (8,952)
   Prepaid and other                                                                    (2,164)         (2,733)
   Accounts payable and accrued expenses                                                (5,685)         (3,996)
   Other assets                                                                         (2,404)         (2,581)
   Other liabilities                                                                       405             616
                                                                                   ---------------   --------------
 Net cash used in operating activities                                                 (25,110)        (20,295)

Investing activities:
Purchase of investments                                                                (26,090)        (18,666)
Sale of investments                                                                     25,828          21,459
Capital expenditures, net of non-cash expenditures                                      (2,945)         (2,233)
Other                                                                                       58              75
                                                                                   ---------------   --------------
 Net cash (used in) provided by investing activities                                    (3,149)            635

Financing activities:
Acquisition of treasury stock                                                           (1,173)              -
Proceeds from employee stock options                                                       146             229
Repayment of notes payable and bank borrowings                                            (337)           (250)
Payment of capital lease obligations                                                      (411)           (544)
                                                                                   ---------------   --------------
 Net cash used in financing activities                                                  (1,775)           (565)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                     (30,034)        (20,225)
Cash and equivalents:
 Beginning of period                                                                    80,824          49,079
                                                                                   ---------------   --------------
 End of period                                                                          50,790         $28,854
                                                                                   ===============   ==============







See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2005.

The balance sheet information at June 27, 2004 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Employee Stock Incentive Plans

The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

                                                                  Three Months Ended
                                                           ------------------------------------
                                                               September 26,   September 28,
                                                                  2004            2003
                                                           ---------------- -------------------
                                                           (in thousands, except per share data)

                      Net loss - As reported                    ($2,710)         ($5,146)
                       Less: Stock based compensation             1,711            1,877
                                                           ---------------- -------------------
                      Net loss - Pro forma                      ($4,421)         ($7,023)
                                                           ================ ===================

                      Net loss per share:
                       Basic and diluted - As reported           ($0.04)          ($0.08)
                       Basic and diluted - Pro forma             ($0.07)          ($0.11)

The  assumptions  used to  calculate  the fair  value  of  options  granted  are
evaluated  and  revised,   as  necessary,   to  reflect  market  conditions  and
experience.

Comprehensive Income (Loss)

For the three months ended September 26, 2004 and September 28, 2003, the Company's comprehensive loss was equal to the respective net loss for each of the periods presented.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Other Intangibles

The Company's other intangible assets consist of the following:

                                                      September 26, 2004                          June 27, 2004
                                            ---------------------------------------- ---------------------------------------
                                               Gross                                   Gross
                              Amortization    Carrying      Accumulated               Carrying     Accumulated
                                 Period        Amount       Amortization     Net       Amount      Amortization      Net
                             -------------- ------------- --------------- ---------- ----------- --------------- -----------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
  Investment in licenses     14 - 16 years     $4,927         $3,196        $1,731     $4,927         $3,115       $1,812
  Customer lists                   3 years        910            733           177        910            657          253
  Other                            5 years        194            138            56        194            137           57
                                            ------------- --------------- ---------- ----------- --------------- -----------
                                                6,031          4,067         1,964      6,031          3,909        2,122

 Trademarks with
  indefinite lives                 -              476              -           476        476              -          476
                                            ------------- --------------- ---------- ----------- --------------- -----------
 Total identifiable
  intangible assets                            $6,507         $4,067        $2,440     $6,507         $3,909       $2,598
                                            ============= =============== ========== =========== =============== ===========


Estimated amortization expense is as follows: remainder of fiscal 2005 - $0.5 million, fiscal 2006 - $0.3 million, fiscal 2007 - $0.3 million, fiscal 2008 - $0.3 million, fiscal 2009 - $0.3 million, and thereafter - $0.3 million.

Note 3 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        September 26,    June 27,
                                                                                            2004           2004
                                                                                       --------------- -----------
                                                                                               (in thousands)

       Commercial notes and revolving credit lines                                         $5,200         $5,504
       Seller financed acquisition obligations                                                 52             85
       Obligations under capital leases                                                     3,066          3,495
                                                                                       ------------     ----------
                                                                                            8,318          9,084
       Less current maturities of long-term debt and obligations under
        capital leases                                                                      2,956          3,022
                                                                                       ------------     ----------
                                                                                           $5,362         $6,062
                                                                                       ============     ==========

Note 4 - Net Income (Loss) Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of 1,404,000 and 2,741,000 dilutive potential common shares (employee stock options) for the three months ended September 26, 2004 and September 28, 2003, respectively, as their inclusion would be antidilutive.

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

Results of Operations

Net Revenues

                                                Three Months Ended
                                    --------------------------------------------
                                      September 26,  September 28,
                                         2004            2003          % Change
                                    --------------- ---------------- -----------
                                             (in thousands)

       Net revenues:
        Telephonic                     $37,586         $40,371           (6.9%)
        Online                          53,086          48,936            8.5%
        Retail/fulfillment               6,842           5,853           16.9%
                                    --------------  ---------------
       Total net revenues              $97,514         $95,160            2.5%
                                    ==============  ===============


Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company grew its combined telephonic and online revenue by 1.5% during the three months ended September 26, 2004, due to a slight increase in order volume even though the Company's marketing efforts were shifted from direct response marketing, by lowering circulation, to more brand advertising through media. Although there are no significant gifting holidays during the summer months, the Company believes the "top of mind" brand advertising expended during the latter half of its fiscal first quarter will reinforce its strong brand name recognition as the Company enters the holiday gift giving season.

The Company fulfilled approximately 1,407,000 orders through its combined telephonic and online sales channels during the three months ended September 26, 2004, an increase of 1.9% over the prior year period. This growth was driven by the Company's online sales channel, which experienced a 7.9% increase in order volume in comparison to the prior year period, driven by improved conversion of qualified traffic through the Company's websites, search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel, which experienced a corresponding 7.0% decrease in order volume in comparison to the prior year period. The Company's combined telephonic and online average order value of $64.46 during the three months ended September 26, 2004, was consistent with the same period of the prior year.

The online sales channel contributed 58.5% of total combined telephonic and online revenues during the three months ended September 26, 2004, compared to 54.8% for the same period of the prior year. The Company intends to continue to drive revenue growth through its online sales channel, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders,
(ii) online customers can view the Company's full range of gift offerings, including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

In order to improve the effectiveness of its marketing spend, in response to forecasted economic conditions and analysis of consumer buying patterns within the Company's available product offerings, during the three months ended September 26, 2004, the Company reallocated its marketing spending, reducing the circulation of certain non-floral product catalogs within the quarter, by deferring catalog drops until the Company's fiscal second quarter during which time the Company believes it can achieve a greater return on its catalog spending, and invested in incremental media programs, featuring floral gifts for everyday occasions to keep the 1-800-Flowers flagship brand "top of mind" as the Company enters the upcoming Holiday selling season. As a result, during the three months ended September 26, 2004, non-floral gift products accounted for 37.4% of total combined telephonic and online net revenues, in comparison to 38.2% during the same period of the prior year. In the future, the Company will continue to adjust its product mix, emphasizing those products and categories that best match consumer preferences and economic conditions.

Retail/fulfillment revenues for the three months ended September 26, 2004 increased in comparison to the same periods of the prior year, primarily as a result of improved comparative store sales and continued enhancements in product and service offerings to the Company's BloomNet(TM) distribution network.

Gross Profit

                                               Three Months Ended
                                  ---------------------------------------------

                                   September 26,  September 28,
                                       2004          2003           % Change
                                  -------------- ---------------- -------------
                                           (in thousands)

      Gross profit                   $39,572         $39,067          1.3%
      Gross margin %                   40.6%           41.1%


Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists and fees paid to wire service entities that serve as clearinghouses for floral orders, net of wire service rebates), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise production operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three months ended September 26, 2004, in comparison to the same periods of the prior year, primarily as a result of increased order volume on the Company's online sales channel. Gross margin percentage during the three months ended September 26, 2004 decreased in comparison to the prior year, by 50 basis points, primarily as a result of product mix, specifically, lower sales of home decor and garden merchandise which generate higher gross margins in comparison to the Company's floral merchandise. The reduction in margin percentage resulting from the above was offset by: i) improvements in inventory management and product sourcing, ii) the April 2004 increase in the Company's minimum shipping charge, aligning it with industry norms, and iii) the Company's continued focus on customer service, whereby stricter quality control standards and enforcement methods reduced the rate of product credits/returns and replacements.

As the Company implements its plan to restore sustainable growth in its home and garden gift line, the Company expects that over the longer term it will continue to grow its higher margin, non-floral business. During the remainder of fiscal 2005, while varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will remain consistent with the results achieved during the fiscal year ended June 27, 2004.

Marketing and Sales Expense

                                              Three Months Ended
                                 ----------------------------------------------

                                  September 26,   September 28,
                                      2004            2003          % Change
                                 --------------- ---------------  -------------
                                       (in thousands)

      Marketing and sales            $29,892         $28,846           3.6%
      Percentage of net revenues       30.7%           30.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses increased as a percentage of net revenues during the three months ended September 26, 2004, compared to the same period of the prior year as a result of increased spending on various media programs during the latter half of the quarter in order to promote "top of mind" brand awareness as it enters the upcoming holiday shopping period. Partially funding the increased spending were volume related operating efficiencies, and a continued reduction in order processing costs. As a result of the Company's cost-efficient customer retention programs, of the 1,165,000 customers who placed orders during the three months ended September 26, 2004, approximately 60.5% represented repeat customers, compared to 58.3%, in the prior year period. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 460,000 new customers during the three months ended September 26, 2004.

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

Technology and Development Expense

                                              Three Months Ended
                                    --------------------------------------------

                                    September 26,   September 28,
                                       2004            2003           % Change
                                    -------------- --------------- -------------
                                                    (in thousands)

      Technology and development         $3,104        $3,431          (9.5%)
      Percentage of net revenues           3.2%          3.6%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three months ended September 26, 2004, technology and development expense decreased in comparison to the same periods of the prior year due to the Company's ability to internalize its development functions and through continued centralization of key operating functions across its brands, thereby cost effectively enhancing the content and functionality of the Company's Web sites and improving the performance of its fulfillment and customer service systems. During the three months ended
September 26, 2004, the Company expended $5.1 million on technology and development, of which $2.0 million has been capitalized.

Although the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending in comparison to prior fiscal periods will continue to decrease as a percentage of net revenues due to the expected benefits from previous investments in the Company's current technology platform.

General and Administrative Expense

                                                      Three Months Ended
                                           ---------------------------------------------

                                            September 26,    September 28,
                                                2004            2003          % Change
                                           ----------------  ------------- -------------
                                                            (in thousands)

              General and administrative         $7,602          $7,779        (2.3%)
              Percentage of net revenues           7.8%            8.2%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense decreased during the three months ended September 26, 2004 in comparison to the same period of the prior year, primarily as a result of lower payroll and cost reduction initiatives, partially offset by higher health insurance costs.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, and as such, while increasing in absolute dollars, general and administrative expenses on an annual basis are expected to continue to decline as a percentage of net revenues.

Depreciation and Amortization Expense

                                                      Three Months Ended
                                           ---------------------------------------------

                                            September 26,    September 28,
                                                2004            2003          % Change
                                           ----------------  ------------- -------------
                                                            (in thousands)

              Depreciation and amortization      $3,896          $3,917        (0.5%)
              Percentage of net revenues           4.0%            4.1%


Depreciation and amortization expense during the three months ended September 26, 2004 was consistent with the same period of the prior year, and decreased as a percentage of net revenues, reflecting the impact of the Company's declining rate of capital additions, and the leverage of the Company's existing infrastructure.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues.

Other Income (Expense)

                                                      Three Months Ended
                                           ---------------------------------------------

                                            September 26,    September 28,
                                                2004            2003          % Change
                                           ----------------  ------------- -------------
                                                            (in thousands)
              Interest income                      $382            $192        99.0%
              Interest expense                     (141)           (233)       39.5%
              Other                                   4            (199)      102.0%
                                           ----------------  -------------
                                                   $245           ($240)      202.1%
                                           ================  =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The increase in other income (expense) during the three months ended September 26, 2004 was primarily attributable to higher interest income resulting from an increase in average cash balances, and lower interest expense due to maturing capital lease obligations, and from the loss incurred upon the conversion/relocation of a retail store into a local fulfillment center in the prior year.

Income Taxes

During the three months ended September 26, 2004 the Company recorded a $2.0 million income tax benefit based upon the Company's anticipated effective income tax rate for fiscal 2005 of approximately 41%. Until the fourth quarter of the prior fiscal year, the Company had recorded a full valuation allowance on its deferred tax assets, consisting primarily of net operating loss carryforwards. At June 27, 2004, management of the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based upon the Company's earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized, and, accordingly, at that time, the Company removed the valuation allowance.

Liquidity and Capital Resources

At September 26, 2004, the Company had working capital of $78.8 million, including cash and equivalents and short-term investments of $74.1 million, compared to working capital of $83.7 million, including cash and equivalents and short-term investments of $103.4 million, at June 27, 2004. In addition to its cash and short-term investments, at September 26, 2004 and June 27, 2004, the Company maintained approximately $7.7 million and $8.3 million, respectively, of long-term investments, consisting primarily of investment grade corporate and U.S. government securities.

Net cash used in operating activities of $25.1 million for the three months ended September 26, 2004 was primarily attributable to the Company's net loss and seasonal changes in working capital, consisting of reduction in accounts payable and accrued expenses and inventory purchases for the upcoming holidays, offset in part by non-cash charges of depreciation and amortization.

Net cash used in investing activities of $3.1 million for the three months ended September 26, 2004 was principally comprised of capital expenditures, primarily related to the Company's technology infrastructure.

Net cash used in financing activities of $1.8 million for the three months ended September 26, 2004, resulted primarily from the acquisition of Company Class A common stock, which was placed in treasury, and repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received from the exercise of employee stock options.

At September 26, 2004, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                         (in thousands)
                                                          Less than 1        1 - 3           3 - 5           More than 5
                                             Total               year        years           years                 years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt                              $5,252             $1,274          $2,728          $1,250
Capital lease obligations                    3,066              1,682           1,376               8
Operating lease obligations                 10,683              3,834           3,235           1,670               $1,944
Sublease obligations                         8,997              2,603           3,450           2,299                  645
Other cash obligations (*)                     195                195               -               -                    -
Purchase commitments (**)                   28,671             28,671               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
  Total                                    $56,864            $38,259         $10,789          $5,227               $2,589
                                        ===========    ===============    ============   =============     ================

(*) Other cash obligations include $0.2 million of franchise lease guarantees. (**) Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business

Critical Accounting Policies and Estimates

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company has recognized as a deferred tax asset the tax benefits associated with losses related to operations, which are expected to result in a future tax benefit. Realization of this deferred tax asset assumes that the Company will be able to generate sufficient taxable income so that these assets will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 26, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first quarter of fiscal 2005 which includes the period June 28, 2004 through September 26, 2004.

                                                                         Total Number of           Dollar Value of
                                                                         Shares Purchased as       Shares that May Yet
                                                                         Part of Publicly          Be Purchased Under
                           Total Number of          Average Price        Announced Plans or        the Plans or
Period                     Shares Purchased        Paid Per Share        Programs                  Programs
--------------------------------------------------------------------------------------------------------------------------
                                   (in thousands, except average price paid per share)

6/28/04 - 7/25/04                       -                      -                        -                $10,000
7/26/04 - 8/22/04                    50.0                  $7.43                     50.0                 $9,628
8/23/04 - 9/26/04                   103.7                  $7.73                    103.7                 $8,827
                           --------------------    -------------------   ----------------------
Total                               153.7                  $7.63                    153.7


On September 16, 2001, the Company's Board of Directors approved the repurchase of up to $10.0 million of the Company's Class A common stock. All share purchases were made in open-market transactions. The average price paid per share is calculated on a settlement basis and excludes commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             On August 10, 2004, the Company filed a report on Form 8-K, attaching its press release dated August 5, 2004, disclosing financial results for its fiscal 2004 fourth quarter ended June 27, 2004.

             On October 29, 2004, the Company filed a report on Form 8-K, attaching its press release dated October 21, 2004, disclosing financial results for its fiscal 2005 first quarter ended September 26, 2004.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             1-800-FLOWERS.COM, Inc.
                                             --------------------------
                                             (Registrant)




Date: November 4, 2004                       /s/ James F. McCann
-----------------------                      --------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: November 4, 2004                       /s/William E.Shea
-----------------------                      ----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)