Form 10-Q
period 2004-12-26
1 800 FLOWERS COM INC
filed 2005-02-04
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 26, 2004


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
                             -----------------------
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

                                   29,223,686
                                   ----------
  (Number of shares of Class A common stock outstanding as of January 31, 2005)

                                   36,864,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of January 31, 2005)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                          Page
                                                                          ----

Part I.  Financial Information
 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets - December 26, 2004
           (Unaudited) and June 27, 2004                                    1

          Consolidated Statements of Income (Unaudited)-
           Three and Six Months Ended December 26, 2004 and
           December 28, 2003                                                2

          Consolidated Statements of Cash Flows (Unaudited)-
           Three and Six Months Ended December 26, 2004 and
           December 28, 2003                                                3

          Notes to Consolidated Financial Statements (Unaudited)            4


 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

 Item 4.  Controls and Procedures                                          15

Part II. Other Information

 Item 1.  Legal Proceedings                                                16

 Item 2.  Changes in Securities and Use of Proceeds                        16

 Item 3.  Defaults upon Senior Securities                                  16

 Item 4.  Submission of Matters to a Vote of Security Holders              16

 Item 5.  Other Information                                                16

 Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                 18

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                      December 26,     June 27,
                                                                                         2004           2004
                                                                                     ------------- --------------
                                                                                       (unaudited)
Assets
Current assets:
 Cash and equivalents                                                                  $86,794        $ 80,824
 Short-term investments                                                                 19,086          22,550
 Receivables, net                                                                       20,660           9,013
 Inventories                                                                            27,675          19,625
 Deferred income taxes                                                                  18,522          16,463
 Prepaid and other                                                                       2,137           1,517
                                                                                     ------------- --------------
    Total current assets                                                               174,874         149,992

Property, plant and equipment, net                                                      41,642          42,460
Investments                                                                              3,687           8,260
Goodwill                                                                                42,189          34,529
Other intangibles, net                                                                   2,266           2,598
Deferred income taxes                                                                    9,146          13,548
Other assets                                                                             8,714          10,165
                                                                                     ------------- --------------
Total assets                                                                          $282,518        $261,552
                                                                                     ============= ==============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                 $81,017        $ 63,266
 Current maturities of long-term debt and obligations under capital leases               2,925           3,022
                                                                                     ------------- --------------
    Total current liabilities                                                           83,942          66,288
Long-term debt and obligations under capital leases                                      4,614           6,062
Other liabilities                                                                        3,108           2,812
                                                                                     ------------- --------------
Total liabilities                                                                       91,664          75,162
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                  -               -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,545,850 and 29,428,143 shares issued at December 26, 2004 and June 27, 2004,
  respectively                                                                             295             295
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,144,465
  shares issued at December 26, 2004 and June 27, 2004, respectively                       421             421
 Additional paid-in capital                                                            256,474         255,829
 Retained deficit                                                                      (61,053)        (67,047)
 Treasury stock, at cost-326,023 and 52,800 Class A shares at December 26, 2004
  and June 27, 2004, respectively and 5,280,000 Class B shares                          (5,283)         (3,108)
                                                                                     ------------- --------------
    Total stockholders' equity                                                         190,854         186,390
                                                                                     ------------- --------------
Total liabilities and stockholders' equity                                            $282,518        $261,552
                                                                                     ============= ==============






See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     Three Months Ended                  Six Months Ended
                                                             ---------------------------------  ---------------------------------
                                                               December 26,     December 28,      December 26,     December 28,
                                                                  2004             2003               2004             2003
                                                             ---------------- ----------------  ---------------  ----------------
Net revenues                                                    $230,014         $213,182           $327,528         $308,342
Cost of revenues                                                 127,402          117,550            185,344          173,643
                                                             ---------------- ----------------  ---------------  ----------------
Gross profit                                                     102,612           95,632            142,184          134,699
Operating expenses:
 Marketing and sales                                              72,841           66,762            102,733           95,608
 Technology and development                                        3,292            3,503              6,396            6,934
 General and administrative                                        7,954            7,577             15,556           15,356
 Depreciation and amortization                                     3,770            3,843              7,666            7,760
                                                             ---------------- ----------------  ---------------  ----------------
    Total operating expenses                                      87,857           81,685            132,351          125,658
                                                             ---------------- ----------------  ---------------  ----------------
Operating income                                                  14,755           13,947              9,833            9,041
Other income (expense):
 Interest income                                                     275              223                657              415
 Interest expense                                                   (124)            (186)              (265)            (419)
 Other                                                                21              (14)                25             (213)
                                                             ---------------- ----------------  ---------------  ----------------
Total other income (expense), net                                    172               23                417             (217)
                                                             ---------------- ----------------  ---------------  ----------------
Income before income taxes                                        14,927           13,970             10,250            8,824
Income taxes                                                      (6,223)            (292)            (4,256)            (292)
                                                             ---------------- ----------------  ---------------  ----------------
Net income                                                        $8,704          $13,678             $5,994           $8,532
                                                             ================ ================  ===============  ================
Net income per common share:
 Basic                                                             $0.13            $0.21              $0.09            $0.13
                                                             ================ ================  ===============  ================
 Diluted                                                           $0.13            $0.20              $0.09            $0.12
                                                             ================ ================  ===============  ================
Weighted average shares used in the calculation of
 net income per common share:
 Basic                                                            66,061           65,881             66,135           65,828
                                                             ================ ================  ===============  ================
 Diluted                                                          67,637           69,074             67,627           68,811
                                                             ================ ================  ===============  ================

                       See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                   --------------------------------
                                                                                    December 26,      December 28,
                                                                                        2004            2003
                                                                                   ---------------   --------------

Operating activities:
Net income                                                                             $5,994            $8,532
Reconciliation of net income to net cash provided by operations:
 Depreciation and amortization                                                          7,666             7,760
 Deferred income taxes                                                                  4,256                 -
 Bad debt expense                                                                         146               279
 Other non-cash items                                                                       -               157
 Changes in operating items:
   Receivables                                                                        (11,078)           (8,198)
   Inventories                                                                         (7,719)            1,941
   Prepaid and other                                                                     (620)             (542)
   Accounts payable and accrued expenses                                               15,765            16,154
   Other assets                                                                         1,592               619
   Other liabilities                                                                      296               219
                                                                                   ---------------   --------------
 Net cash provided by operating activities                                             16,298            26,921

Investing activities:
Purchase of investments                                                               (32,866)          (23,018)
Sale of investments                                                                    40,903            36,250
Acquisition of business                                                                (9,674)                -
Capital expenditures, net of non-cash expenditures                                     (5,653)           (4,296)
Other                                                                                       2               145
                                                                                   ---------------   --------------
 Net cash (used in) provided by investing activities                                   (7,288)            9,081

Financing activities:
Acquisition of treasury stock                                                          (2,175)                -
Proceeds from employee stock options/purchase plan                                        645             1,005
Repayment of notes payable and bank borrowings                                           (654)             (528)
Payment of capital lease obligations                                                     (856)             (862)
                                                                                   ---------------   --------------
 Net cash used in financing activities                                                  (3,040)            (385)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                       5,970            35,617
Cash and equivalents:
 Beginning of period                                                                    80,824            49,079
                                                                                   ---------------   --------------
 End of period                                                                         $86,794           $84,696
                                                                                   ===============   ==============



See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2005.

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

                                              Three Months Ended              Six Months Ended
                                        ------------------------------- -----------------------------
                                         December 26,    December 28,   December 26,   December 28,
                                            2004            2003           2004           2003
                                        --------------- --------------- -------------- --------------
                                                 (in thousands, except per share data)


    Net income - As reported                $8,704         $13,678         $5,994          $8,532
     Less: Stock based compensation          1,996           1,974          3,690           3,851
                                        --------------- --------------- -------------- --------------
    Net income - Pro forma                  $6,708         $11,704         $2,304          $4,681
                                        =============== =============== ============== ==============

Net income per share:
   Basic - As reported                       $0.13           $0.21          $0.09           $0.13
   Basic - Pro forma                         $0.10           $0.18          $0.03           $0.07
   Diluted - As reported                     $0.13           $0.20          $0.09           $0.12
   Diluted - Pro forma                       $0.10           $0.17          $0.03           $0.07


The  assumptions  used to  calculate  the fair  value  of  options  granted  are
evaluated  and  revised,   as  necessary,   to  reflect  market  conditions  and
experience.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Comprehensive Income

For the three and six months ended December 26, 2004 and December 28, 2003, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal 2006. The Company is currently evaluating the impact of SFAS123R on its financial position and results of operations. See Employee Stock Incentive Plans, above for information related to the pro forma effects on reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, "Acounting for Stock Based Compensation," to stock-based employee compensation.


Note 2 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                   Three Months Ended                   Six Months Ended
                                                            ----------------------------------  ----------------------------------
                                                              December 26,      December 28,     December 26,       December 28,
                                                                 2004              2003             2004               2003
                                                            -----------------  ---------------  ----------------  ----------------
                                                                          (in thousands, except per share data)
       Numerator:
          Net income                                            $8,704            $13,678           $5,994            $8,532
                                                            =================  ===============  ================  ================
       Denominator:
          Weighted average shares outstanding                   66,061             65,881           66,135            65,828
          Effect of dilutive securities:
              Employee stock options                             1,576              3,193            1,492             2,983
                                                            -----------------  ---------------  ----------------  ----------------
       Adjusted weighted-average shares and assumed
          conversions                                           67,637             69,074           67,627            68,811
                                                            =================  ===============  ================  ================

       Net income per common share:
          Basic                                                  $0.13              $0.21            $0.09             $0.13
          Diluted                                                $0.13              $0.20            $0.09             $0.12


Note 3 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                                        December 26,
                                                                                            2004
                                                                                       ----------------
                                                                                        (in thousands)

                Goodwill - beginning of year                                                $34,529
                Acquisition of Winetasting Network                                            7,474
                Other                                                                           186
                                                                                          -----------
                Goodwill - end of period                                                    $42,189
                                                                                          ===========

The Company's other intangible assets consist of the following:

                                                       December 26, 2004                          June 27, 2004
                                            ---------------------------------------- ---------------------------------------
                                              Gross                                    Gross
                              Amortization   Carrying     Accumulated                Carrying     Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization       Net
                             -------------- ------------ -------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
  Investment in licenses     14 - 16 years    $4,927          $3,277        $1,650      $4,927       $3,115         $1,812
  Customer lists                   3 years       910             809           101         910          657            253
  Other                            5 years       194             155            39         194          137             57
                                            ------------ -------------- -----------  ---------- --------------- ------------
                                               6,031           4,241         1,790       6,031        3,909          2,122

 Trademarks with
  indefinite lives                 -             476               -           476         476            -            476
                                            ------------ -------------- -----------  ---------- --------------- ------------
 Total identifiable
  intangible assets                           $6,507          $4,241        $2,266      $6,507       $3,909         $2,598
                                            ============ ============== ===========  ========== =============== ============


Estimated amortization expense is as follows: remainder of fiscal 2005 - $0.3 million, fiscal 2006 - $0.3 million, fiscal 2007 - $0.3 million, fiscal 2008 - $0.3 million, fiscal 2009 - $0.3 million, and thereafter - $0.3 million.

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        December 26,     June 27,
                                                                                            2004           2004
                                                                                       ----------------  -----------
                                                                                                  (in thousands)

          Commercial notes and revolving credit lines                                      $4,890          $5,504
          Seller financed acquisition obligations                                              45              85
          Obligations under capital leases                                                  2,604           3,495
                                                                                       ----------------  -----------
                                                                                            7,539           9,084
          Less current maturities of long-term debt and obligations under
           capital leases                                                                   2,925           3,022
                                                                                       ----------------  -----------
                                                                                           $4,614          $6,062
                                                                                       ================  ===========

Note 5 - Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Income taxes have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 41.6%. The primary reason that the tax rate differs from the 35% statutory federal corporate income tax rate is due to state income tax expense.

Note 6 - Acquistion of The Winetasting Network

On November 15, 2004, the Company acquired The Winetasting Network, a Napa Valley, California based distributor and direct-to-consumer wine marketer, for $9.4 million, including acquisition costs and the retirement of $2.4 million of long-term debt. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The preliminary allocation of the purchase price consists of the following (in thousands):


             Net current assets                                                           $(845)
             Other non-current assets                                                        80
             Plant and equipment                                                            798
             Deferred tax assets                                                          1,914
             Goodwill                                                                     7,474
                                                                                        -----------
                Total purchase price                                                     $9,421
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

Overview

For more than 25 years, 1-800-FLOWERS.COM, Inc. (NASDAQ: FLWS) has been the leading innovator in the floral industry, taking the extra step to help people connect and express themselves quickly and easily with exquisite floral gifts crafted with care by renowned artisans and the nation's leading florists, as well as distinctive non-floral gifts appropriate for any occasion or sentiment. The Company provides gift solutions same day, any day, offering an unparalleled selection of flowers, plants, gourmet foods and confections, gift baskets and other impressive unique gifts. As always, satisfaction is guaranteed, and customer service is paramount with quick, convenient ordering options, fast and reliable delivery, and gift advisors always available. Customers can shop 1-800-FLOWERS.COM 24-hours a day, seven-days a week via the Internet (http://www.1800flowers.com); by calling 1-800-FLOWERS(R) (1-800-356-9377); or
by visiting a Company-operated or franchised store. The 1-800-FLOWERS.COM family of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1- 800-627-1712 or http://www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or http://www.thepopcornfactory.com); gourmet foods from GreatFood.com(R) (http://www.greatfood.com); children's gifts from HearthSong(R) (http://www.hearthsong.com) and Magic Cabin(R) (http://www.magiccabin.com) and wine gifts from The Wine Tasting Network (www.ambrosiawine.com and www.winetasting.com).

Results of Operations

Net Revenues

                                         Three Months Ended                              Six Months Ended
                             ----------------------------------------------- ---------------------------------------------
                              December 26,    December 28,                    December 26,   December 28,
                                 2004            2003          % Change          2004           2003          % Change
                             -------------- ---------------- -------------- --------------- -------------- --------------
                                                                   (in thousands)

Net revenues:
 Telephonic                     $109,570         $113,374        (3.4%)        $147,156       $153,745         (4.3%)
 Online                          107,686           90,878        18.5%          160,772        139,814          15.0%
 Retail/fulfillment               12,758            8,930        42.9%           19,600         14,783          32.6%
                             -------------- ----------------                --------------- -------------- ---------------
Total net revenues              $230,014          $213,182        7.9%         $327,528       $308,342           6.2%
                             ============== ================                =============== ==============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company grew its combined telephonic and online revenue by 6.4% and 4.9%, respectively, during the three and six months ended December 26, 2004, due to an increase in order volume resulting from: (i) the Company's strong brand name recognition,
(ii) continued leveraging of its existing customer base, and (iii) the success of its marketing and merchandising efforts to enhance revenue growth in several of its key gift items, including its gourmet gift foods, unique children's gifts, and expanded line of gift baskets. Growth in these areas was tempered by the growth of the Company's home decor gift items, which increased 1.8% for the quarter, but reversed the negative sales trend experienced in this category during the prior fiscal year and into the first quarter of fiscal 2005. As a result, during the three and six months ended December 26, 2004, non-floral gift products accounted for 66.3% and 57.8%, respectively, of total combined telephonic and online net revenues, which was relatively consistent with the same periods of the prior year.

The Company fulfilled approximately 3,635,000 and 5,042,000 orders through its combined telephonic and online sales channels during the three and six months ended December 26, 2004, an increase of 6.3% and 5.0%, respectively, over the prior year periods. This growth was driven by the Company's online sales channel, which experienced a 16.8% and 13.8% increase in order volume during the three and six months ended December 26, 2004, respectively, in comparison to the prior year periods, driven by improved conversion of qualified traffic through the Company's websites, search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel, which experienced a corresponding 3.0% and 4.0% decrease in order volume in comparison to the respective periods of the prior year. The Company's combined telephonic and online average order values of $59.77 and $61.08 during the three and six months ended December 26, 2004, were consistent with the same periods of the prior year.

The online sales channel contributed 49.6% and 52.2% of total combined telephonic and online revenues during the three and six months ended December 26, 2004, respectively, compared to 44.5% and 47.6% for the respective periods of the prior year. The Company intends to continue to drive revenue growth through its online sales channel, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings, including non-floral gifts, which yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

Retail/fulfillment revenues for the three and six months ended December 26, 2004 increased in comparison to the same periods of the prior year, primarily as a result of increased membership and sales of product and service offerings to the Company's BloomNet(TM) network, as well as the incremental revenue generated by the acquisition of the Wine Tasting Network during the month of November 2004.

In order to extend the Company's leadership position in the floral and thoughtful gift marketplace, the Company plans to increase its marketing spending during the second half of fiscal 2005. In addition to increasing its presence in online media, as well as broadcast advertising, the Company plans to further expand its BloomNet operations to increase its market share, and build out the technology platform, and increase the depth of its marketing programs and personnel within its recently acquired wine gift business in support of the Company's growing gourmet gift and gift basket product lines. While these investments will impact the Company's earnings growth over the short term, over the longer term, the Company believes that this strategy will enable it to achieve sustainable double digit revenue growth and provide further leverage within its business model and therefore improved profitability.

Gross Profit

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ------------------------------------------------
                                  December 26,     December 28,                  December 26,     December 28,
                                      2004             2003         % Change         2004             2003          % Change
                                  --------------  --------------- ------------- ---------------  --------------- -------------
                                                                (in thousands)

Gross profit                        $102,612          $95,632          7.3%        $142,184        $134,699         5.6%
Gross margin %                         44.6%            44.9%                         43.4%           43.7%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and six months ended December 26, 2004, in comparison to the same periods of the prior year, primarily as a result of increased revenue on the Company's online and retail fulfillment sales channels. Gross margin percentage during the three and six months ended December 26, 2004 decreased in comparison to the prior year, by 30 basis points, primarily as a result of the effect of increased shipping costs and holiday-season promotional pricing.

As the Company implements its plan to restore sustainable growth in its home and garden gift line, the Company expects that over the longer term it will continue to grow its higher margin, non-floral business. However, during the remainder of fiscal 2005, while varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will remain relatively consistent with the results achieved during the fiscal year ended June 27, 2004.

Marketing and Sales Expense

                                                Three Months Ended                                Six Months Ended
                                 ---------------------------------------------- ----------------------------------------------
                                  December 26,    December 28,                   December 26,     December 28,
                                      2004            2003          % Change         2004             2003          % Change
                                 --------------- --------------- -------------- -------------- --------------- ---------------
                                                                (in thousands)

Marketing and sales                  $72,841        $66,762           9.1%         $102,733         $95,608          7.5%
Percentage of net revenues             31.7%          31.3%                           31.4%           31.0%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses increased as a percentage of net revenues during the three and six months ended December 26, 2004, compared to the same periods of the prior year as a result of increased spending in evolving areas including search and affiliate marketing as well as in a variety of direct marketing and broadcast advertising programs to promote "top of mind" brand awareness both prior to and during the holiday shopping period. Partially funding the increased spending were volume related operating efficiencies, and a continued reduction in order processing costs. As a result of the Company's cost-efficient customer retention programs, of the 2,515,000 and 3,457,000 customers who placed orders during the three and six months ended December 26, 2004, approximately 51.3% represented repeat customers, compared to 48.6 and 48.9%, in the respective prior year periods. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 1,225,000 and 1,685,000 new customers during the three and six months ended December 26, 2004, respectively.

During the remainder of fiscal 2005, the Company expects to increase its marketing and sales spending in order to accelerate its rate of new customer acquisition, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will include an increasing presence in online search and affiliate relationships, as well as in direct marketing and broadcast advertising programs. In addition, the Company plans to add personnel to grow its BloomNet membership and support the anticipated growth of its recently acquired wine business. As a result, over the short term the Company expects that marketing and sales expense will increase as a percentage of net revenues, enabling the Company to accelerate revenue growth and thereby extend the Company's leadership in the floral and thoughtful gift marketplace.

Technology and Development Expense

                                                Three Months Ended                               Six Months Ended
                                 ---------------------------------------------- ----------------------------------------------

                                   December 26,    December 28,                   December 26,     December 28,
                                       2004            2003         % Change          2004             2003         % Change
                                 -------------- --------------- --------------- --------------  --------------- --------------
                                                                (in thousands)

Technology and development           $3,292         $3,503          (6.0%)         $6,396            $6,934          (7.8%)
Percentage of net revenues             1.4%           1.6%                           2.0%              2.2%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three and six months ended December 26, 2004, technology and development expense decreased in comparison to the same periods of the prior year due to the Company's ability to internalize its development functions and through continued centralization of key operating functions across its brands, thereby cost effectively enhancing the content and functionality of the Company's Web sites and improving the performance of its fulfillment and customer service systems. During the three and six months ended December 26, 2004, the Company expended $4.9 million and $10.0 million on technology and development, of which $1.6 million and $3.6 million has been capitalized.

Although over the longer term, the Company believes that it will continue to demonstrate its ability to leverage its IT platforms, during the remainder of fiscal 2005, the Company intends to improve the technology infrastructure of its recently acquired wine business, and therefore expects that technology and development spending as a percentage of net revenues will be consistent with, or slightly higher than in prior years.

General and Administrative Expense

                                                Three Months Ended                               Six Months Ended
                                   ----------------------------------------------  ---------------------------------------------
                                    December 26,      December 28,                   December 26,     December 28,
                                        2004              2003          % Change         2004             2003           % Change
                                   ----------------  ---------------  -------------- --------------  ---------------  ------------
                                                                (in thousands)

General and administrative             $7,954            $7,577            5.0%          $15,556         $15,356          1.3%
Percentage of net revenues              3.5%              3.6%                             4.7%            5.0%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased during the three and six months ended December 26, 2004 in comparison to the same periods of the prior year, primarily as a result of the incremental expenses associated with the acquisition of the Wine Tasting Network and compliance with the Sarbanes Oxley Act, offset in part by lower payroll and cost reduction initiatives.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, as a result of the incremental expenses associated with the Company's wine gift product line, during the remainder of fiscal 2005, the Company expects that its general and administrative expenses as a percentage of net revenue will be consistent with, or slightly higher than the prior year.

Depreciation and Amortization Expense

                                                 Three Months Ended                             Six Months Ended
                                    -------------------------------------------- ----------------------------------------------
                                     December 26,     December 28,                  December 26,     December 28,
                                        2004             2003         % Change         2004             2003          % Change
                                    --------------  ---------------  ------------ ---------------  ---------------  ------------
                                                                (in thousands)

Depreciation and amortization         $3,770           $3,843            (1.9%)       $7,666            $7,760          (1.2%)
Percentage of net revenues             1.6%             1.8%                           2.3%              2.5%



Depreciation and amortization expense during the three and six months ended December 26, 2004 decreased slightly over the same periods of the prior year, reflecting the impact of the Company's declining rate of capital additions, and the leverage of the Company's existing infrastructure.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement and absorption of the technology platform of the Company's newly acquired wine business, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues.

Other Income (Expense)

                                                 Three Months Ended                              Six Months Ended
                                    --------------------------------------------  ---------------------------------------------
                                     December 26,     December 28,                  December 26,     December 28,
                                        2004             2003         % Change         2004             2003         % Change
                                    --------------  ---------------  -----------  ---------------  ---------------  ------------
                                                                (in thousands)

Interest income                          $275          $223              23.3%         $657            $415             58.3%
Interest expense                         (124)         (186)             33.3%         (265)           (419)            36.8%
Other                                      21           (14)            250.0%           25            (213)           111.7%
                                    --------------  --------------                --------------   ---------------
                                         $172           $23             647.8%         $417           ($217)           292.2%
                                    ==============  ==============                ==============   ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The increase in other income (expense) during the three and six months ended December 26, 2004 was primarily attributable to higher interest income resulting from an increase in average cash balances and interest rate returns, as well as lower interest expense due to maturing capital lease obligations. Additionally, during the six months ended December 26, 2004, other income (expense) increased as a result of a loss incurred upon the conversion/relocation of a retail store into a local fulfillment center in the prior year period.

Income Taxes

During the three and six months ended December 26, 2004 the Company recorded income taxes of $6.2 million and $4.3 million, based upon the Company's anticipated effective annualized income tax rate of approximately 41.6%. Until the fourth quarter of the prior fiscal year, the Company had recorded a full valuation allowance on its deferred tax assets, consisting primarily of net operating loss carryforwards. At June 27, 2004, management of the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based upon the Company's earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized, and, accordingly, at that time, the Company removed the valuation allowance.

Liquidity and Capital Resources

At December 26, 2004, the Company had working capital of $90.9 million, including cash and equivalents and short-term investments of $105.9 million, compared to working capital of $83.7 million, including cash and equivalents and short-term investments of $103.4 million, at June 27, 2004. In addition to its cash and short-term investments, at December 26, 2004 and June 27, 2004, the Company maintained approximately $3.7 million and $8.3 million, respectively, of long-term investments, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $16.3 million for the six months ended December 26, 2004 was primarily attributable to the Company's net income as well as non-cash charges of depreciation and amortization and deferred income taxes, offset in part by seasonal changes in working capital, including receivables which increased in comparison to the prior year due to the timing of the Christmas Holiday in relation to the Company's quarter end, and inventory, which increased due to early buys of spring related merchandise which, in part, is sourced from overseas, and expansion of inventory for sale to the Company's BloomNet members for the upcoming floral holidays.

Net cash used in investing activities of $7.3 million for the six months ended December 26, 2004 was primarily attributable to acquisition of the Wine Tasting Network as well as capital expenditures, primarily related to the Company's technology infrastructure, offset in part by maturities of long-term investments.

Net cash used in financing activities of $3.0 million for the six months ended December 26, 2004, resulted primarily from the acquisition of Company Class A common stock, which was placed in treasury, and repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received from the exercise of employee stock options.

At December 26, 2004, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                         ------------------------------------------------------------------------------
                                                                           (in thousands)
                                                          Less than 1         1 - 3         3 - 5         More than 5
                                             Total               year         years         years               years
                                         -----------   ---------------   ------------   -------------   ---------------

Long-term debt                              $4,935            $1,268          $2,728            $939                -
Capital lease obligations                    2,604             1,717             887               -                -
Operating lease obligations                 11,098             3,565           3,908           1,817           $1,808
Sublease obligations                         8,301             2,424           3,230           2,086              561
Other cash obligations (*)                     161               161               -               -                -
Purchase commitments (**)                   14,611            14,611               -               -                -
                                         -----------   ---------------   ------------   -------------   ---------------
  Total                                    $41,710           $23,746         $10,753          $4,842           $2,369
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


Recent Accounting Pronouncements


In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal 2006. The Company is currently evaluating the impact of SFAS123R on its financial position and results of operations. See Note 1 of notes to consolidated financial statements included in Part 1, Item 1 of this report for information related to the pro forma effects on reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, "Acounting for Stock Based Compensation," to stock-based employee compensation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 26, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the second quarter of fiscal 2005 which includes the period September 27, 2004 through December 26, 2004.

                                                                          Total Number of          Dollar Value of
                                                                          Shares Purchased as      Shares that May Yet
                                                                          Part of Publicly         Be Purchased Under
                             Total Number of          Average Price       Announced Plans or       the Plans or
Period                       Shares Purchased        Paid Per Share       Programs                 Programs
---------------------------------------------------------------------------------------------------------------------------
                                        (in thousands, except average price paid per share)

  9/27/04 - 10/24/04                   86.6               $8.44                  86.6                   $8,096
 10/25/04 - 11/21/04                   33.0               $8.22                  33.0                   $7,825
 11/22/04 - 12/26/04                      -                  $-                     -                   $7,825
                             -----------------    -----------------   ------------------

Total                                 119.6               $8.38                 119.6

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 10, 2004.

         The following nominees were elected as directors, each to serve until the 2007 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                       Withheld
         ----------------------------    -----------------------------------      ------------------------------------------
         John J. Conefry, Jr.                       388,725,877                                   2,264,269
         Leonard J. Elmore                          388,689,663                                   2,300,483
         Mary Lou Quinlan                           382,768,589                                   8,221,557

         The following Directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the
         Company: James F. McCann, Christopher G. McCann, T. Guy Minetti,
         Jeffrey C. Walker and Kevin J. O'Connor.

         The proposal to ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending July 3, 2005 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               390,400,623                            580,581                                       8,942

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

               On November 16, 2004, the Company filed a report on Form 8-K, announcing that it had acquired the Winetasting Network.

               On January 31, 2005, the Company filed a report on Form 8-K, attaching its press release dated January 18, 2005, disclosing financial results for its fiscal 2005 second quarter ended December 26, 2004.

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




Date: February 4, 2005                       /s/ James F. McCann
---------------------------                  ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: February 4, 2005                       /s/ William E. Shea
---------------------------                  ----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)