Form 10-Q
period 2005-03-27
1 800 FLOWERS COM INC
filed 2005-05-05
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 2005

                                       or

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

                                      28,859,752
                                      ----------
    (Number of shares of Class A common stock outstanding as of May 2, 2005)

                                      36,864,465
                                      ----------
    (Number of shares of Class B common stock outstanding as of May 2, 2005)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page
                                                                            ----

Part I.  Financial Information

 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets - March 27, 2005
           (Unaudited) and June 27, 2004                                       1

          Consolidated Statements of Income (Unaudited) - Three
           and Nine Months Ended March 27, 2005 and March 28, 2004             2

          Consolidated Statements of Cash Flows (Unaudited) - Nine
           Months Ended March 27, 2005 and March 28, 2004                      3

          Notes to Consolidated Financial Statements (Unaudited)               4

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

 Item 4.  Controls and Procedures                                             16

Part II. Other Information

 Item 1.  Legal Proceedings                                                   17

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

 Item 3.  Defaults upon Senior Securities                                     17

 Item 4.  Submission of Matters to a Vote of Security Holders                 17

 Item 5.  Other Information                                                   17

 Item 6.  Exhibits                                                            17

Signatures                                                                    18

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                          1-800-FLOWERS.COM, Inc. and Subsidiaries
                                 Consolidated Balance Sheets
                              (in thousands, except share data)

                                                                                       March 27,      June 27,
                                                                                        2005           2004
                                                                                    ------------- --------------
                                                                                      (unaudited)
Assets
Current assets:
 Cash and equivalents                                                                  $71,601       $ 80,824
 Short-term investments                                                                 20,279         22,550
 Receivables, net                                                                       13,263          9,013
 Inventories                                                                            28,658         19,625
 Deferred income taxes                                                                  18,522         16,463
 Prepaid and other                                                                       3,282          1,517
                                                                                    -------------   ------------
    Total current assets                                                               155,605        149,992

Property, plant and equipment, net                                                      40,904         42,460
Investments                                                                              5,865          8,260
Goodwill                                                                                42,553         34,529
Other intangibles, net                                                                   2,108          2,598
Deferred income taxes                                                                   10,693         13,548
Other assets                                                                             7,944         10,165
                                                                                    -------------   ------------
Total assets                                                                          $265,672       $261,552
                                                                                    =============   ============


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                 $67,018       $ 63,266
 Current maturities of long-term debt and obligations under capital leases               2,867          3,022
                                                                                    -------------   ------------
    Total current liabilities                                                           69,885         66,288
Long-term debt and obligations under capital leases                                      3,913          6,062
Other liabilities                                                                        2,856          2,812
                                                                                    -------------   ------------
Total liabilities                                                                       76,654         75,162
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                  -              -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,739,486
  and 29,428,143 shares issued at March 27, 2005 and June 27, 2004, respectively           297            295
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,144,465
  shares issued at March 27, 2005 and June 27, 2004                                        421            421
 Additional paid-in capital                                                            257,910        255,829
 Retained deficit                                                                      (63,099)       (67,047)
 Deferred Compensation                                                                  (1,228)             -
 Treasury stock, at cost-326,023 and 52,800 Class A shares at March 27, 2005 and
  June 27, 2004, respectively and 5,280,000 Class B shares                              (5,283)        (3,108)
                                                                                    -------------   ------------
    Total stockholders' equity                                                         189,018        186,390
                                                                                    -------------   ------------
Total liabilities and stockholders' equity                                            $265,672       $261,552
                                                                                    =============   ============








See accompanying notes.

                            1-800-FLOWERS.COM, Inc. and Subsidiaries
                               Consolidated Statements of Income
                             (in thousands, except per share data)
                                         (unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                             ---------------------------------   ---------------------------------
                                                                March 27,       March 28,            March 27,      March 28,
                                                                  2005            2004                 2005           2004
                                                             ---------------- ----------------   ---------------  ----------------
Net revenues                                                    $157,033         $134,069           $484,561         $442,411
Cost of revenues                                                  97,947           79,429            283,291          253,072
                                                             ---------------- ----------------   ---------------  ----------------
Gross profit                                                      59,086           54,640            201,270          189,339
Operating expenses:
 Marketing and sales                                              45,813           37,693            148,546          133,301
 Technology and development                                        4,160            3,576             10,556           10,510
 General and administrative                                        9,864            7,872             25,420           23,228
 Depreciation and amortization                                     3,350            3,572             11,016           11,332
                                                             ---------------- ----------------   ---------------  ----------------
   Total operating expenses                                       63,187           52,713            195,538          178,371
                                                             ---------------- ----------------   ---------------  ----------------
Operating (loss) income                                           (4,101)           1,927              5,732           10,968
Other income (expense):
 Interest income                                                     570              269              1,227              684
 Interest expense                                                   (116)            (182)              (381)            (601)
 Other                                                                55               (5)                80             (218)
                                                             ---------------- ----------------   ---------------  ----------------
Total other income (expense), net                                    509               82                926             (135)
                                                             ---------------- ----------------   ---------------  ----------------
(Loss) income before income taxes                                 (3,592)           2,009              6,658           10,833
Income tax (benefit)                                              (1,546)              66              2,710              358
                                                             ---------------- ----------------   ---------------  ----------------
Net (loss) income                                                $(2,046)          $1,943             $3,948          $10,475
                                                             ================ ================   ===============  ================
Net (loss) income per common share:
 Basic                                                            $(0.03)           $0.03              $0.06            $0.16
                                                             ================ ================   ===============  ================
 Diluted                                                          $(0.03)           $0.03              $0.06            $0.15
                                                             ================ ================   ===============  ================
Weighted average shares used in the calculation of
 net (loss) income per common share:
 Basic                                                            66,102           66,016             66,124           65,891
                                                             ================ ================   ===============  ================
 Diluted                                                          66,102           68,984             67,565           68,876
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

                            1-800-FLOWERS.COM, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                       (in thousands)
                                        (unaudited)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                      March 27,       March 28,
                                                                                       2005             2004
                                                                                   ---------------   --------------

Operating activities:
Net income                                                                            $3,948            $10,475
Reconciliation of net income to net cash provided by operations:
 Depreciation and amortization                                                        11,016             11,332
 Deferred income taxes                                                                 2,710                  -
 Bad debt expense                                                                        249                401
 Stock compensation expense                                                              101                  -
 Other non-cash items                                                                      -                170
 Changes in operating items:
   Receivables                                                                        (3,785)            (1,880)
   Inventories                                                                        (8,703)            (2,761)
   Prepaid and other                                                                  (1,765)            (1,106)
   Accounts payable and accrued expenses                                               1,765             (5,756)
   Other assets                                                                        1,840              2,207
   Other liabilities                                                                      44                 74
                                                                                   ---------------   --------------
 Net cash provided by operating activities                                             7,420             13,156


Investing activities:
Purchase of investments                                                              (84,593)           (34,072)
Sale of investments                                                                   89,259             48,696
Acquisition of business                                                               (9,674)                 -
Capital expenditures, net of non-cash expenditures                                    (8,106)            (5,866)
Other                                                                                    143                187
                                                                                   ---------------   --------------
 Net cash (used in) provided by investing activities                                 (12,971)             8,945

Financing activities:
Acquisition of treasury stock                                                         (2,175)                 -
Proceeds from employee stock options/purchase plan                                       754              1,389
Repayment of notes payable and bank borrowings                                          (967)              (834)
Payment of capital lease obligations                                                  (1,284)            (1,288)
                                                                                   ---------------   --------------
  Net cash used in financing activities                                               (3,672)              (733)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                    (9,223)            21,368
Cash and equivalents:
  Beginning of period                                                                 80,824             49,079
                                                                                   ---------------   --------------
  End of period                                                                      $71,601            $70,447
                                                                                   ===============   ==============







See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2005.

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

                                                Three Months Ended              Nine Months Ended
                                            ------------------------------ ------------------------------
                                              March 27,       March 28,      March 27,      March 28,
                                                2005            2004           2005           2004
                                            --------------  -------------- -------------- ---------------
                                                       (in thousands, except per share data)


Net (loss) income - As reported               $(2,046)         $1,943         $3,948          $10,475
   Less: Stock based compensation (a)           4,218           1,759          7,907            5,598
                                            --------------  -------------- -------------- ---------------
Net (loss) income - Pro forma                 $(6,264)          $ 184        $(3,959)         $ 4,877
                                            ==============  ============== ============== ===============

Net (loss) income per share:
   Basic - As reported                         $(0.03)          $0.03          $0.06            $0.16
   Basic - Pro forma                           $(0.09)          $0.00         $(0.06)           $0.07
   Diluted - As reported                       $(0.03)          $0.03          $0.06            $0.15
   Diluted - Pro forma                         $(0.09)          $0.00         $(0.06)           $0.07



(a) In March 2005, the Company accelerated the vesting of all unvested stock options awarded to employees and officers which had an exercise price greater than $10.00 per share. Options to purchase approximately 1.9 million shares became exercisable immediately as a result of the vesting acceleration. Assuming that the Company adopts SFAS 123R, "Share-Based Payment," as expected in the first quarter of fiscal 2006, the decision to accelerate the vesting of the identified stock options will result in the Company not being required to recognize share-based compensation expense, of approximately $2.1 million in fiscal 2006 and $0.9 million in fiscal 2007. The Company sought to balance the

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


         benefit of eliminating the requirement to recognize compensation expense in future periods with the need to continue to motivate employee performance through previously issued, but currently unvested, stock option grants. With those factors being considered, management determined it to be appropriate to only accelerate those unvested stock options where the strike price was reasonably in excess of the Company's then current stock price.

         The effect of accelerating the vesting for all unvested shares with exercise prices greater than $10.00 per share was an increase to the pro-forma stock based employee compensation expense for the three and nine months ended March 27, 2005 of $3.8 million ($0.06 per basic and diluted share).

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

                                                                                  Three months ended
                                                                               -----------------------------
                                                                                 March 27,       March 28,
                                                                                   2005           2004
                                                                               -------------  --------------

             Weighted average fair value of options granted                        $4.10          $5.91
             Risk-free interest rate                                                3.86%          3.95%
             Expected life (in years)                                               5.0            5.0
             Expected volatility                                                   57.0%          70.0%
             Expected dividend yield                                                0.0%           0.0%

Comprehensive Income

For the three and nine months ended March 27, 2005 and March 28, 2004, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for, and will be adopted by the Company beginning with the first quarter of fiscal 2006. The Company currently uses the Black-Scholes model to value its options and is currently assessing which model will be used in the future, as well as the impact that SFAS 123R will have on its results of operations and financial position. See Employee Stock Incentive Plans, above for information related to the pro forma effect on reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, "Acounting for Stock Based Compensation," to stock-based employee compensation.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 2 - Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

                                                       Three Months Ended                   Nine Months Ended
                                                  ----------------------------------  ----------------------------------
                                                     March 27,          March 28,         March 27,       March 28,
                                                       2005              2004                2005           2004
                                                  -----------------  ---------------  ----------------  ----------------
                                                                     (in thousands, except per share data)
   Numerator:

      Net (loss) income                              $(2,046)            $1,943           $3,948            $10,475
                                                  =================  ===============  ================  ================

   Denominator:
      Weighted average shares outstanding             66,102             66,016           66,124             65,891
      Effect of dilutive securities:
          Employee stock options                           -              2,968            1,441              2,985
                                                  -----------------  ---------------  ----------------  ----------------
   Adjusted weighted-average shares and assumed
      conversions                                     66,102             68,984           67,565             68,876
                                                  =================  ===============  ================  ================

   Net (loss) income per common share:
      Basic                                           $(0.03)             $0.03            $0.06              $0.16
      Diluted                                         $(0.03)             $0.03            $0.06              $0.15



   Note 3 - Goodwill and Intangible Assets

   The change in the net carrying amount of goodwill is as follows:

                                                                                        March 27, 2005
                                                                                       ----------------
                                                                                        (in thousands)

                   Goodwill - beginning of year                                             $34,529
                   Acquisition of Winetasting Network                                         7,499
                   Other                                                                        525
                                                                                         -----------
                   Goodwill - end of period                                                 $42,553
                                                                                         ===========


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company's other intangible assets consist of the following:

                                                     March 27, 2005                            June 27, 2004
                                            ---------------------------------------- ---------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying      Accumulated                Carrying     Accumulated
                                 Period       Amount       Amortization      Net       Amount     Amortization       Net
                            --------------- ------------ --------------- ----------- ----------- --------------- -----------
                                                                       (in thousands)
Intangible assets with
determinable lives
 Investment in licenses      14 - 16 years   $ 4,927        $3,357        $1,570      $4,927         $3,115       $1,812
 Customer lists                    3 years       910           885            25         910            657          253
    Other                          5 years       194           157            37         194            137           57
                                            ------------ --------------- ----------- ----------- --------------- -----------
                                               6,031         4,399         1,632       6,031          3,909        2,122

 Trademarks with                   -             476             -           476         476              -          476
    indefinite lives                        ------------ --------------- ----------- ----------- --------------- -----------
 Total identifiable
    intangible assets                         $6,507        $4,399        $2,108      $6,507          $3,909      $2,598
                                            ============ =============== =========== =========== =============== ===========


Estimated amortization expense is as follows: remainder of fiscal 2005 - $0.1 million, fiscal 2006 - $0.3 million, fiscal 2007 - $0.3 million, fiscal 2008 - $0.3 million, fiscal 2009 - $0.3 million, and thereafter - $0.3 million.

Note 4 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                          March 27,       June 27,
                                                                                           2005            2004
                                                                                       ----------------  -----------
                                                                                               (in thousands)

        Commercial notes and revolving credit lines                                        $4,576          $5,504
        Seller financed acquisition obligations                                                45              85
        Obligations under capital leases                                                    2,159           3,495
                                                                                         -----------     -----------
                                                                                            6,780           9,084
        Less current maturities of long-term debt and obligations under
         capital leases                                                                     2,867           3,022
                                                                                         -----------     -----------
                                                                                           $3,913          $6,062
                                                                                         ===========     ===========

Note 5 - Income Taxes

At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Income taxes have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 40.7%. The primary reason that the tax rate differs from the 35% statutory federal corporate income tax rate is due to state income tax expense.

Note 6 - Acquistion of The Winetasting Network

On November 15, 2004, the Company acquired The Winetasting Network, a Napa Valley, California based distributor and direct-to-consumer wine marketer, for $9.4 million, including acquisition costs and the retirement of $2.4 million of long-term debt. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The preliminary allocation of the

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

purchase price consists of the following (in thousands):

            Net current assets                                                           $(870)
            Other non-current assets                                                        80
            Plant and equipment                                                            798
            Deferred tax assets                                                          1,914
            Goodwill                                                                     7,499
                                                                                      -----------
                Total purchase price                                                    $9,421
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

Note 8 - Subsequent Event - Acquisition of Cheryl & Co

On March 28, 2005, the Company completed its acquisition of Cheryl & Co., Inc., a Westerville, Ohio-based manufacturer and direct marketer of premium cookies and related baked gift items, with annual revenues of approximately $33 million during its most recent year ended January 29, 2005. The purchase price of approximately $42.0 million, including acquisition costs, was funded utilizing the Company's available cash and investment balance, and included $6.3 million used to retire Cheryl & Co.'s outstanding debt.

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

Overview

For more than 25 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice" (sm) - has been providing customers across the nation with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped Fresh From Our Growers (sm). Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Gift advisors are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or wwwcherylandco.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com) and wine gifts from the WineTasting Network(R) (www.ambrosiawine.com and www.winetasting.com).

Results of Operations

Net Revenues

                                                     Three Months Ended                           Nine Months Ended
                                    ----------------------------------------------- ---------------------------------------------
                                       March 27,      March 28,                        March 27,     March 28,
                                         2005           2004           % Change          2005         2004            % Change
                                    --------------- ---------------- -------------- --------------- -------------- --------------
                                                                     (in thousands)

       Net revenues:
        Telephonic                      $52,424         $50,851              3.1%       $199,580       $204,596         (2.5)%
        Online                           91,638          74,521             23.0%        252,410        214,335         17.8%
        Retail/fulfillment               12,971           8,697             49.1%         32,571         23,480         38.7%
                                     -------------- ----------------                --------------- --------------
       Total net revenues              $157,033        $134,069             17.1%       $484,561       $442,411          9.5%
                                     ============== ================                =============== ==============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company grew its combined telephonic and online revenue by 14.9% and 7.9%, respectively, during the three and nine months ended March 27, 2005, due to an increase in order volume resulting from: (i) the Company's strong brand name recognition,
(ii) continued leveraging of its existing customer base, (iii) increased spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth, (iv) the impact of Easter holiday, which fell in the third quarter of fiscal 2005, compared to the fourth quarter during fiscal 2004, and (v) the continued improvement in the sale of home decor gift items which increased 7.4% during the three months ended March 27, 2005, continuing the turnaround which began during the Company's fiscal second quarter. During the three and nine months ended March 27, 2005, non-floral gift products accounted for 35.0% and 50.6%, respectively, of total combined telephonic and online net revenues, consistent with the same periods of the prior year.

The Company fulfilled approximately 2,432,000 and 7,474,000 orders through its combined telephonic and online sales channels during the three and nine months ended March 27, 2005 an increase of 18.5% and 9.1%, respectively. Order volume through the Company's online sales channel increased by 26.8% and 18.3% during the three and nine months ended March 27, 2005, respectively, in comparison to the prior year periods, as a result of improved conversion of qualified traffic through the Company's websites, increased marketing efforts through search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel, as well as the aforementioned shift in the timing of the Easter Holiday. The Company's telephonic sales channel experienced a 4.9% increase in order volume during the three months ended March 27, 2005 as a result of improvement in the sale of home decor gift items, as well as the impact of the shift in the timing of the Easter Holiday on the Company's Popcorn Factory products. During the nine months ended March 27, 2005, the revenue through the Company's telephonic sales channel decreased by 2.5% due to the migration of telephonic customers to the Company's websites. The Company's combined telephonic and online average order values of $59.24 and $60.47 during the three and nine months ended March 27, 2005, decreased 3.0% and 1.1% over the respective prior year periods, primarily as a result of product mix and increased promotional activity due to the highly competitive nature of the Valentine's holiday period.

The online sales channel contributed 63.6% and 55.8% of total combined telephonic and online revenues during the three and nine months ended March 27, 2005, respectively, compared to 59.4% and 51.2% for the respective periods of the prior year. The Company intends to continue to drive revenue growth through its online sales channel, and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings, including non-floral gifts, which in many cases yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

Retail/fulfillment revenues for the three and nine months ended March 27, 2005 increased in comparison to the same periods of the prior year, primarily as a result of increased membership and sales of product and service offerings to the Company's BloomNet(TM) network, as well as the incremental winery services revenue generated by the acquisition of The Winetasting Network in November 2004.

In order to extend the Company's leadership position in the floral and thoughtful gift marketplace, the Company will continue to execute against its previously announced plan to increase its marketing spending during the remainder of fiscal 2005. In addition to increasing its presence in online media, as well as broadcast advertising, the Company will expand its BloomNet business-to-business floral operations, build out its technology platform, and increase the depth of its marketing programs and personnel within its recently acquired wine gift business in support of the Company's growing gourmet gift and gift basket product lines, which now includes Cheryl & Co., which was acquired on March 28, 2005. While the Company believes that these investments will impact the Company's earnings growth over the short term, over the longer term, the Company believes that this strategy will enable it to achieve sustainable double digit revenue growth and provide further leverage within its business model and therefore improved profitability.

Gross Profit

                                           Three Months Ended                              Nine Months Ended
                               --------------------------------------------- ----------------------------------------------
                                 March 27,       March 28,                     March 27,       March 28,
                                  2005             2004          % Change        2005            2004           % Change
                               --------------  --------------- ------------- ---------------  --------------- -------------
                                                               (in thousands)

Gross profit                      $59,086         $54,640         8.1%         $201,270         $189,339         6.3 %
Gross margin %                      37.6%           40.8%                         41.5%            42.8%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and nine months ended March 27, 2005, in comparison to the same periods of the prior year, as a result of increased revenue on the Company's online and retail fulfillment sales channels. Gross margin percentage during the three and nine months ended March 27, 2005 decreased in comparison to the prior year, by 320 and 130 basis points respectively, due to a combination of product mix, increased promotional discounting related to the highly competitive nature of the Valentine's holiday, as well as increased carrier fuel surcharges and shipping costs associated with the Monday placement of the Valentine's Holiday.

During the remainder of fiscal 2005 the Company expects that its gross margin percentage will improve through a combination of operational efficiencies and continued growth of its higher margin specialty brands gift categories, including the recent acquisition of Cheryl & Co.

Marketing and Sales Expense

                                                Three Months Ended                              Nine Months Ended
                                 ---------------------------------------------- --------------------------------------------
                                   March 27,      March 28,                       March 27,      March 28,
                                     2005           2004           % Change         2005           2004           % Change
                                 --------------- ---------------  ------------- --------------  --------------- ------------
                                                                (in thousands)

Marketing and sales                $45,813          $37,693           21.5%       $148,546         $133,301        11.4%
Percentage of net revenues           29.2%            28.1%                          30.7%            30.1%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expenses increased during the three and nine months ended March 27, 2005, compared to the same periods of the prior year, as a result of the Company's efforts to increase new customer acquisition and accelerate top-line growth through increased spending in online and broadcast advertising, as well as adding personnel to expand its Bloomnet business-to-business floral operations. Partially funding the increased spending during the highly competitive Valentine's Day holiday period were volume related operating efficiencies, and a continued reduction of order processing costs. As a result of the Company's cost-efficient customer retention programs, of the 1,878,000 and 4,817,000 customers who placed orders during the three and nine months ended March 27, 2005, approximately 57.8% and 48.6% represented repeat customers, compared to 56.6% and 47.7%, in the respective prior year periods. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 792,000 and 2,476,000 new customers during the three and nine months ended March 27, 2005, respectively.

During the remainder of fiscal 2005, the Company expects to increase its marketing and sales spending in order to accelerate its rate of new customer acquisition, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will include an increasing presence in online search and affiliate relationships, as well as in direct marketing and broadcast advertising programs. In addition, the Company plans to continue to add personnel to grow its BloomNet membership and support the anticipated growth of its recently acquired wine business. As a result, over the short term the Company expects that marketing and sales expense will increase as a percentage of net revenues, enabling the Company to accelerate revenue growth and thereby extend the Company's leadership in the floral and thoughtful gift marketplace.

Technology and Development Expense

                                                Three Months Ended                              Nine Months Ended
                                 ---------------------------------------------- --------------------------------------------
                                   March 27,       March 28,                      March 27,        March 28,
                                     2005            2004           % Change        2005             2004         % Change
                                 --------------- ---------------  ------------- --------------  --------------- ------------
                                                                (in thousands)

Technology and development         $4,160         $3,576              16.3%          $10,556        $10,510        0.4%
Percentage of net revenues           2.6%           2.7%                                2.2%           2.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three and nine months ended March 27, 2005, technology and development expense increased in comparison to the same periods of the prior year, primarily as a result of the incremental expenses associated with the acquisition of The Winetasting Network in November 2004. During the three and nine months ended March 27, 2005, the Company expended $5.6 million and $15.6 million on technology and development, of which $1.4 million and $5.0 million has been capitalized.

Although over the longer term, the Company believes that it will continue to demonstrate its ability to leverage its IT platforms, during the remainder of fiscal 2005, the Company intends to improve the technology infrastructure of its wine business, as well as the recently acquired Cheryl & Co. cookies and baked gifts business, and therefore expects that technology and development spending as a percentage of net revenues will be consistent with, or slightly higher than in the prior year.

General and Administrative Expense

                                                Three Months Ended                            Nine Months Ended
                                 ---------------------------------------------- --------------------------------------------
                                   March 27,      March 28,                       March 27,       March 28,
                                     2005           2004           % Change         2005            2004          % Change
                                 --------------- ---------------  ------------- --------------  --------------- ------------
                                                                (in thousands)

General and administrative          $9,864         $7,872            25.3%         $25,420         $23,228         9.4%
Percentage of net revenues            6.3%           5.9%                             5.2%            5.3%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased during the three and nine months ended March 27, 2005 in comparison to the same periods of the prior year, primarily as a result of the incremental expenses associated with the acquisition of The Winetasting Network and compliance with the Sarbanes-Oxley Act.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, as a result of the incremental expenses associated with the Company's wine gift product line and additional overhead added during a seasonally slow period for Cheryl & Co., during the remainder of fiscal 2005, the Company expects that its general and administrative expenses as a percentage of net revenue will increase in comparison to prior year.

Depreciation and Amortization Expense

                                                Three Months Ended                          Nine Months Ended
                                 ---------------------------------------------- --------------------------------------------
                                   March 27,      March 28,                       March 27,      March 28,
                                     2005           2004           % Change         2005           2004           % Change
                                 --------------- ---------------  ------------- --------------  --------------- ------------
                                                                (in thousands)

Depreciation and amortization        $3,350        $3,572          (6.2)%          $11,016        $11,332         (2.8)%
Percentage of net revenues             2.1%          2.7%                            2.3 %           2.6%



Depreciation and amortization expense during the three and nine months ended March 27, 2005 decreased slightly in comparison to the same periods of the prior year, reflecting the impact of the Company's declining rate of capital additions, and the leverage of the Company's existing infrastructure.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platform of the Company's wine business, but also for the anticipated expansion of Cheryl & Co.'s operations, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization will continue to decrease as a percentage of net revenues.

Other Income (Expense)

                                                 Three Months Ended                             Nine Months Ended
                                     -------------------------------------------- ---------------------------------------------
                                      March 27,         March 28,                   March 27,         March 28,
                                        2005             2004          % Change       2005              2004          % Change
                                     --------------  ---------------  ----------- ---------------  ---------------  -----------
                                                                (in thousands)

Interest income                          $570            $269            111.9%      $1,227            $684            79.4%
Interest expense                         (116)           (182)            36.3%        (381)           (601)           36.6%
Other                                      55              (5)          1200.0%          80            (218)          136.7%
                                     --------------  ---------------  ----------- ---------------  ---------------
                                         $509             $82            520.7%        $926           ($135)          785.9%
                                     ==============  ===============              ===============  ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The increase in other income (expense) during the three and nine months ended March 27, 2005 was primarily attributable to higher interest income, resulting from an increase in average cash balances and interest rate returns, as well as lower interest expense due to maturing capital lease obligations. Additionally, during the nine months ended March 27, 2005, other income (expense) increased as a result of a loss incurred upon the conversion/relocation of a retail store into a local fulfillment center in the prior year period.

Income Taxes

During the three and nine months ended March 27, 2005, the Company recorded an income tax (benefit) provision of ($1.5) million and $2.7 million, respectively, based upon the Company's anticipated effective annualized income tax rate of approximately 41%. During the three and nine months ended March 28, 2004 the Company recorded a $0.1 million and $0.4 million income tax provision, respectively, for federal alternative minimum tax (AMT) and various state taxes resulting from state tax law changes that deferred the use of available net operating losses. Until the fourth quarter of the prior fiscal year, the Company had recorded a full valuation allowance on its deferred tax assets, consisting primarily of net operating loss carryforwards. At June 27, 2004, management of the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based upon the Company's earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized, and, accordingly, at that time, the Company removed the valuation allowance.

Liquidity and Capital Resources

At March 27, 2005, the Company had working capital of $85.7 million, including cash and equivalents and short-term investments of $91.9 million, compared to working capital of $83.7 million, including cash and equivalents and short-term investments of $103.4 million, at June 27, 2004. In addition to its cash and short-term investments, at March 27, 2005 and June 27, 2004, the Company maintained approximately $5.9 million and $8.3 million, respectively, of long-term investments, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $7.4 million for the nine months ended March 27, 2005 was primarily attributable to the Company's net income as well as non-cash charges of depreciation and amortization and deferred income taxes, offset in part by seasonal changes in working capital, including receivables which increased in comparison to the prior year due to the timing of the Easter Holiday in relation to the Company's quarter end, and inventory, which increased in preparation for the upcoming selling season.

Net cash used in investing activities of $13.0 million for the nine months ended March 27, 2005 was primarily attributable to acquisition of The Winetasting Network as well as capital expenditures, primarily related to the Company's technology infrastructure, offset in part by maturities of long-term investments.

Net cash used in financing activities of $3.7 million for the nine months ended March 27, 2005, resulted primarily from the acquisition of the Company's Class A common stock, which was placed in treasury, as well as repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received from the exercise of employee stock options and purchase plan.

At March 27, 2005, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1          1 - 3          3 - 5            More than 5
                                             Total               year          years          years                  years
                                        -----------    ---------------    ------------   -------------     ----------------


Long-term debt                              $4,621             $1,268          $2,728            $625                    -
Capital lease obligations                    2,159              1,599             560               -                    -
Operating lease obligations                 10,876              3,250           4,034           1,476               $2,116
Sublease obligations                         9,236              2,453           3,688           1,994                1,101
Other cash obligations (*)                     127                127               -               -                    -
Purchase commitments (**)                   10,807             10,807               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                 $37,826            $19,504         $11,010          $4,095               $3,217
                                        ===========    ===============    ============   =============     ================

(*) Other cash obligations include $0.1 million of franchise lease guarantees. (**) Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business

Critical Accounting Policies and Estimates

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


Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for years beginning after June 15, 2005, and will be adopted by the Company beginning with the first quarter of fiscal 2006. The Company currently uses the Black-Scholes model to value its options and is currently assessing which model will be used in the future, as well as the impact that SFAS 123R will have on its results of operations and financial position. See Employee Stock Incentive Plans, above for information related to the pro forma effect on reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, "Acounting for Stock Based Compensation," to stock-based employee compensation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 27, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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





                                             1-800-FLOWERS.COM, Inc.
                                             -----------------------------------
                                             (Registrant)




Date: May 5, 2005                             /s/ James F. McCann
-------------------------                    -----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: May 5, 2005                             /s/ William E. Shea
-------------------------                    -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)