Form 10-K
period 2005-07-03
1 800 FLOWERS COM INC
filed 2005-09-15
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 3, 2005

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                  11-3117311
  --------------                                               ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |X| No |_|
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on December 23, 2004 as reported on the Nasdaq National Market, was approximately $211,778,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                      28,293,229
 (Number of shares of class A common stock outstanding as of September 8, 2005)

                                      36,864,465
 (Number of shares of class B common stock outstanding as of September 8, 2005)

                      DOCUMENTS INCORPORATED BY REFERENCE:
   Portions of the Registrant's Definitive Proxy Statement for the 2005 Annual
                     Meeting of Stockholders (the Definitive
               Proxy Statement) are incorporated by reference into
                            Part III of this Report.

                             1-800-FLOWERS.COM, INC.

                                    FORM 10-K
                     For the fiscal year ended July 3, 2005

                                      INDEX


PART I
  Item 1.    Business                                                          1

  Item 2.    Properties                                                       23

  Item 3.    Legal Proceedings                                                23

  Item 4.    Submission of Matters to a Vote of Security Holders              23

PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters and Issuer Purchases of Equity Securities                26

  Item 6.    Selected Financial Data                                          28

  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        30

  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk       40

  Item 8.    Financial Statements and Supplementary Data                      41

  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         41

  Item 9A.   Controls and Procedures                                          41

  Item 9B.   Other Information                                                44

PART III
  Item 10.   Directors and Executive Officers of the Registrant               45

  Item 11.   Executive Compensation                                           45

  Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  45

  Item 13.   Certain Relationships and Related Transactions                   45

  Item 14.   Principal Accounting Fees and Services                           45

Part IV

  Item 15.   Exhibits and Financial Statement Schedules                       46


  Signatures                                                                  48

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

Item 1. BUSINESS

The Company

For more than 25 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice(sm)" - has been providing customers across the nation with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers delivered through its Fresh From Our Growers(sm) program.

Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Gift advisors are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com) and wine gifts from The Winetasting Network(R) (www.ambrosiawine.com and www.winetasting.com). 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

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

The Company's online presence has enabled it to expand the number and types of products it can effectively offer. As a result, the Company has developed relationships with customers who purchase products not only for gifting occasions but also for everyday consumption. Since 1995, the Company has broadened its product offerings of flowers, gourmet foods and gifts by adding complementary home and garden merchandise through its April 1998 acquisition of Plow & Hearth, as well as unique and educational children's toys and games when it acquired the HearthSong and Magic Cabin product lines in June 2001. In order to further expand its food, wine and gift baskets category, the Company acquired GreatFood.com in November 1999, purchased selected assets of The Popcorn Factory in May 2002, adding premium popcorn and specialty snack foods to the Company's product offerings, acquired The Winetasting Network in November 2004, introducing wine gifts to complement it's floral and gourmet offerings, and most recently, in March 2005, acquired Cheryl & Co., providing our customers with an exceptional offering of cookies and related baked products.

The Company's Strategy

1-800-FLOWERS.COM's objective is to become the leading authority of thoughtful gifting, to serve an expanding range of our customers celebratory needs, thereby helping our customers connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service. The key elements of its strategy to achieve this objective are:

Opportunistically Grow the Company's Brands.

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include home and garden merchandise, children's toys and games, gourmet popcorn, cookies and related baked and snack food products, as well as wine gifts, many of which can be combined into giftable baskets. This extension of product offerings through its brands has enabled the Company to increase the number of purchases by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company believes its brands are characterized by:

     o Convenience. All of the Company's product offerings can be purchased either via the web, or via the Company's toll-free telephone numbers, 24 hours a day, seven days a week, for those customers who prefer a personal gift advisor to assist them. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
     o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
     o Delivery. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet(R) (comprised of independent florists operating retail flower shops and Local Fulfillment Fulfillment or Design Centers ("LFC's"), Company-owned stores and fulfillment centers, and franchise stores), with its six Company-owned distribution centers located in California, Illinois, New York, Ohio, and Virginia, and brand-name vendors who ship directly to the Company's customers. These fulfillment points are connected by the Company's proprietary "BloomLink(R)" communication system, a secure internet-based system through which orders and related information are transmitted.
    o Selection. Over the course of a year, the Company offers over 1,800 varieties of fresh-cut flowers, floral arrangements and plants, over 3,900 SKUs of gifts, gourmet foods and wines, approximately 8,600 different products for the home and garden, including garden accessories and casual lifestyle furnishings, and over 6,500 unique and educational toys and games.
    o Customer Service. The Company strives to ensure that customer service, whether online, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates five customer service facilities to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

The Company's goal is to make its brands synonymous with thoughtful gifting. To do this, the Company intends to continue to invest in its brands and acquisition of new customers through the use of selective on and off-line media, direct marketing, public relations and strategic internet relationships, while capitalizing on the Company's large and loyal customer base through cost-effective customer retention programs.

As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the
Company intends to market other high-quality brands in addition to 1-800-FLOWERS.COM. The Company intends to accomplish this through internal development, co-branding arrangements, strategic relationships and/or acquisitions of complementary businesses. In keeping with this strategy, in March 2005, the Company acquired Cheryl&Co., a manufacturer and direct marketer of premium cookies and related baked gift items, and in November 2004, the Company acquired The Winetasting Network, a distributor and direct-to-consumer marketer of wine. These acquisitions, when combined with The Popcorn Factory product line, acquired in May 2002, have enabled the Company to more fully develop its food, wine and gift baskets product line. In June 2001 the Company acquired The Children's Group, including its two brands of unique and educational children's toys and games, HearthSong and Magic Cabin. In fiscal 2000 the Company acquired GreatFood.com, an online retailer of gourmet foods, and in 1998, the Company acquired Plow & Hearth, a direct marketer of home decor and garden merchandise. As a complement to the Company's own brands and product lines, the Company has formed relationships with Lenox(R), Waterford(R), Swarovski(R), Godiva(R), Hershey's(R), Gund(R), Crabtree and Evelyn(R), and Yankee Candle(R), as well as renowned celebrity floral artisans such as Jane Carroll, Julie McCann Mulligan and Jane Packer, among others, in order to provide our customers with an even broader selection of products to further its position as a destination for all of their gifting needs.

Differentiated and Value-Added Product Offerings. The Company's wide selection of products creates the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company's merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet food and wine, home and garden and children's toys, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion, convey a sentiment or cater to a casual lifestyle. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that our customers have embraced and come to expect from us while we eliminate marginal performers our product offerings.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. We plan to encourage more frequent and extensive use of our branded Web sites, by continuing to provide product-related content and interactive features. The Company will also continue to improve its customers' shopping experience by personalizing the features of its Web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. In addition, the Company plans to drive purchase frequency improvements through the use of loyalty, thank-you and reminder programs. As of July 3, 2005, the Company's total database of unique customers numbered approximately 25.0 million (12.8 million of which have transacted business with the Company within the past 36 months).

Through its Business Gift Services programs, the Company believes it has significant opportunity to expand its corporate customer base and leverage existing and/or develop successful gifting programs with corporate customers, many of which are included in the Fortune 1000, such as AT&T, Bank of America, General Electric, IBM, JP Morgan Chase, Kraft, and Verizon, to name a few. These programs focus on developing and/or strengthening strategic partnerships to develop customized and personalized gifts for their clients and employees, and are also tailored to meet the needs of small and mid-sized businesses. The Company helps its corporate partners manage daily sentiment programs, holiday gifting, rewards and recognition, conferences and events, as well as client acquisition and customer retention to support their growth strategies.

Increase the Number of Online Customers. Online transactions are more cost efficient to process. Although the Company expects its customers to choose the most convenient channel available to them at the time of their purchase, the Company expects its trend of online growth to continue. In fact, to further increase the number of customer orders placed through its Web site, the Company intends to continue to:

   o further build brand awareness to drive customers directly to the Company's URLs;
   o actively promote its Web site through internet portals, online networks and search engines and affiliates;
   o aggressively market the Company's Web site in its marketing campaigns;
   o facilitate access to the Company's Web site for its corporate customers by implementing direct links from their internal corporate networks, and develop customized co-branded micro-sites for larger corporate partners.

Capitalize upon the Company's Technology Infrastructure. The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone.

The Company's online and telephonic orders are fed directly from the Company's secure Web sites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company warehouse, or for florist fulfilled or drop-shipped items selects a vendor to fulfill the customer's order and electronically transmits the necessary information to assure timely delivery. In addition, the Company's gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

In prior years, the Company has invested heavily in building a scalable technology platform to support the Company's order volume growth, including in-sourcing of its Web-hosting and disaster recovery systems. In addition to leveraging this infrastructure to drive cost savings, in-sourcing has allowed the Company to focus resources on customer specific projects to ensure an enjoyable shopping experience while providing improved operational flexibility, additional capacity and system redundancy. The Company intends to utilize its informational technology expertise to improve the technology infrastructure of The Winetasting Network, acquired in November 2004, as well as Cheryl & Co., acquired in March 2005, to accomodate anticipated growth.

Continue to Improve the Company's Fulfillment Capabilities. A majority of the Company's customers' purchases of floral and floral-related gift products are fulfilled by one of the Company's BloomNet(R) members. This allows the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers' need for prompt delivery. In addition, the Company is better positioned to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects BloomNet(R) members for their high-quality products, superior customer service and order fulfillment and delivery capabilities. In fiscal 2001, the Company began entering into Order Fulfillment Agreement(s) with selected BloomNet(R) members to operate LFC's to facilitate the fulfillment of the Company's floral and gift orders, improving the economics of florist fulfilled transactions, and improving the Company's ability to control product quality and branding. In addition to florist-designed arrangements, fulfilled by the Company's BloomNet members, for those customers that prefer, the Company offers direct-shipped product through its Fresh From Our Growers program, all of which come with the Company's 100% satisfaction freshness guarantee.

The Company fulfills its cookie and baked gifts from its 51,000 square foot baking and distribution center in Westerville, Ohio, while its premium popcorn and related snack products are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Most wine gift and fulfillment services are provided through the Company's 52,000 square foot fulfillment center in Napa, California. The remainder of the Company's gift basket, gourmet food and wine items are fulfilled through members of BloomNet(R) or third-party gift vendors that ship products directly to the customer by next-day or other delivery options chosen by the customer. The Company selects its third-party gift vendors based upon the quality of their products, their reliability and ability to meet volume requirements. The Company packages and ships its home and garden products primarily from its 300,000 square foot distribution center located in Madison, Virginia, or through the Company's 200,000 square foot distribution center in Vandalia, Ohio. Shipment of children's gifts is primarily facilitated through the Vandalia, Ohio distribution center.

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

The Company intends to improve its fulfillment capabilities to make its operations more efficient by:

   o strengthening relationships and increasing the number of its vendors and BloomNet(R) member florists, as appropriate, to ensure geographic coverage and shorten delivery times;
   o continuing to improve warehousing operations and reduce fulfillment times in support of its gift, gourmet food and wine, home and garden and children's product lines;
   o expanding the use of cross-dock logistics and utilizing cross brand fulfillment capabilities.

The Company's Products

The Company offers a wide range of products, including fresh-cut flowers, floral arrangements and plants, gifts, popcorn, gourmet foods and wine, home and garden merchandise and unique toys and games for children. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers. For the years ended July 3, 2005, June 27, 2004, and June 29, 2003, the sale of floral products represented 52.7%, 52.2%, and 50.5% of total combined telephonic and online net revenues, respectively.

Over the course of a year, the Company's product selection consists of:

Flowers. The Company offers more than 1,500 varieties of fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, flowers delivered through its "Fresh From Our Growers" program, and most recently, the Company expanded its successful "celebrity" gift collections, including the unique floral creations of Jane Carroll, Julie McCann Mulligan and Jane Packer.

Plants. The Company also offers approximately 300 varieties of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Wines. The Company offers more than 800 premium popcorn and specialty snack products from The Popcorn Factory brand, as well as approximately 800 carefully selected gourmet food and sweet products from the GreatFood brand, including candies, chocolates, nuts, cookies, fruit, imported cheeses and giftable surf-and-turf dinners. Most recently, in March 2005, the Company added over 800 premium cookies and baked gift items from Cheryl & Co., which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from; and, through the November 2004 acquisition of The Winetasting Network, the Company now offers its customer more than 400 different wines, primarily from the prestigious wine regions in California. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. Many of the Company's gourmet products can be packaged in seasonal, occasion specific or decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customer's gifting needs.

Unique and Specialty Gifts. The Company offers more than 1,100 specially selected gift items, including plush toys from Gund(R), balloons, bath and spa items, candles from Yankee Candle(R), wreaths, ornaments, collectibles, home accessories and giftware.

Home and Garden. Through its Plow & Hearth brand, the Company offers more than 6,800 SKUs for home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and approximately 1,800 gardening items, including tools and accessories, pottery, nature-related products, books and related products.

Children's Gifts. Through the HearthSong and Magic Cabin brands, the Company offers over 6,500 products, including environmentally friendly toys, plush stuffed animals, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.

Greetings. Through its relationships with UPresent.com and 4YourSoul.com, the Company provides its customers the ability to send personalized electronic and printed greeting cards with hundreds of fun and creative ways to express emotions, offer congratulations, or just keep in touch.

The Company's Web Sites

The Company offers floral, plant, gift baskets, gourmet foods, candies, plush and specialty gift products through its 1-800-FLOWERS.COM Web site (www.1800flowers.com). Customers can come to the Web site directly or be linked by one of the Company's portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft, Google and Overture, as well as thousands of its online affiliate program members. The Company also offers home and garden products through the Plow & Hearth Web site (www.plowandhearth.com), gourmet food products through GreatFood.com (www.greatfood.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl&Co. (www.cherylandco.com), children's gifts through its HearthSong (www.hearthsong.com) and Magic Cabin (www.magiccabin.com), and wine gifts from The Winetasting Network (www.ambrosiawine.com and www.winetasting.com) Web sites. Approximately 74% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

The Company's Web sites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience. The Company's Web sites offer customers detailed product information, complete with photographs, personalized shopping services, contests, sweepstakes, floral care information, gift-giving suggestions, home decorating and how-to-tips and information about special events and offers. The Company has designed its Web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. The Company's Web sites include the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour/7 day customer service that are available to all its customers:

Product Search and Order Tracking. The Company's websites have sophisticated search capabilities, which enable customers to search for products by occasion, category/department, price point, flower type, brand or keyword. Many of the Company's websites also features a "more shopping" section, containing an easy-to-view drop-down list and quick-links to some of the most popular categories. The Company's online order tracking capabilities allow customers to quickly and easily view the delivery status of their purchase, while its "Delivery Wizard" provides customers with expected delivery dates for each product selection.

Value-Added Services. The Company utilizes its websites to enhance the direct relationship with its customers, including greeting customers by name and personalized web pages tailored to its registered customers. The 1-800-Flowers' website "Member Benefits" provide customers with an online address book for names and addresses of their gift recipients, express checkout services and e-mail notification of special promotions, product previews and events. The Company developed its Expressions Exchange for the customer searching for the perfect expression of their sentiment, while registered customers can also utilize its "Gift Reminder Program," which sends e-mail reminders prior to any pre-selected occasion and offers suggestions to specific flower and/or gift products.

Multiple Channel Access to Gift Advisors. The Company's websites offer customers the ability to use e-mail, real-time online messaging and "click-to-talk" capability to reach one of the Company's gift advisors who can answer product questions, provide gifting suggestions or resolve order issues. The Company also offers its customers answers to frequently asked questions directly on the Web site.

Security. The Company provides a safe and secure shopping experience within its websites through the use of secure server software, which encrypts the customer's credit card number to protect against interception as the information is transmitted over the Internet.

Privacy. The Company recognizes the importance of maintaining the privacy of its customers. The Company uses the information gathered on its websites from time to time to send promotional materials and to enhance the customer's shopping experience. The Company periodically makes certain information available to selected third parties for direct marketing purposes. However, customers may elect not to receive promotional information and/or instruct the Company not to make their information available to third parties. The Company's current online privacy policy, which is updated to continuously reflect current industry guidelines, is set forth on its websites.

Marketing and Promotion

The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, encourage repeat purchases and develop additional product revenue opportunities through organic growth, and where appropriate, through acquisition. The Company markets and promotes its brands and products as follows:

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of the Plow & Hearth, HearthSong, Magic Cabin, Popcorn Factory and Cheryl & Co. catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products. In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company's Web sites. For the year ended July 3, 2005, the Company mailed in excess of 125 million branded catalogs.

Off-line Media. The Company utilizes off-line media, including television, radio and print to market its 1-800-Flowers.com brand and products. Off-line media allows the Company to reach a large number of customers and to target particular market segments.

The Company's Strategic Online Relationships. The Company promotes its products through strategic relationships with leading internet portals, search engines and online networks. The Company's online relationships include, among others, AOL, Yahoo!, Microsoft, Google and Overture.

Affiliate and Co-Marketing Promotions. In addition to securing alliances with frequently visited Web sites, the Company developed an affiliate network that includes thousands of Web sites operated by third parties. Affiliates may join this program through the Company's Web site and their participation may be terminated by them or by the Company at any time. These Web sites earn commissions on purchases made by customers referred from their sites to the Company's Web site. In order to expand the reach of its marketing programs and stretch its marketing dollars, the Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with American, United and Delta Airlines, as well as Upromise, Capital One, American Express, VISA and MasterCard, among others.

E-mails. The Company is able to capitalize on its customer database of approximately 25.0 million unique customers (12.8 million of which have transacted business with the Company within the past 36 months), 11.8 million of which have transacted business with the Company on-line (7.7 million of which have transacted business with the Company online within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

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

Flowers. A majority of the Company's floral orders are fulfilled through BloomNet(R). The Company selects retail florists for BloomNet(R) based upon the historical volume of floral deliveries in a particular geographic area, the number of BloomNet(R) florists currently serving the area and the florist's design staff, facilities, quality of floral processing, and ability to fulfill orders in sufficient volume and delivery capabilities. The Company regularly monitors BloomNet(R) florists' performance and adherence to the Company's quality standards to ensure proper fulfillment.

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

The Company's relationships with its BloomNet(R) members are non-exclusive. Many florists, including many BloomNet(R) florists, also are members of other floral fulfillment organizations. The BloomNet(R) agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist. As of July 3, 2005, the Company had entered into approximately 59 Order Fulfillment Agreements with selected BloomNet(R) members to operate LFC's, providing coverage of all significant population centers across the United States. Generally, these agreements provide for a three-year term, terminable upon 30 days notice upon breach and immediately by the Company in the event of certain specified defaults by the operator of the LFC. In consideration of the operator's satisfactory performance, the Company agrees to use reasonable efforts to forward orders with a specified minimum merchandise value during each year of the agreement. The Company has not granted an exclusive territory to any operator.

In certain instances, the Company is required to fulfill orders through non-BloomNet(R) members, and transmits these orders to the fulfilling florist using the communication system of an independent wire service or via telephone. Additionally, the Company offers its customers an alternative to florist designed products through its "Fresh From Our Growers" program. In this program, the Company ships overnight via common carrier to its customers.

As of July 3, 2005, the Company operates 21 floral retail stores, located primarily in the New York and Los Angeles metropolitan areas and 8 fulfillment centers. In addition, the Company has 83 franchised stores, located primarily in California, Colorado and Texas. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

Plants, Gift Baskets, Gourmet Food and Wine, Premium Popcorn, and Unique Gifts. The Company's plants, gift baskets, gourmet food and wines, premium popcorn, and unique gifts are shipped directly to the customer through its Lake Forest, Illinois, Westerville, Ohio, Napa, California, Madison, Virginia or Vandalia, Ohio fulfillment centers, or by members of BloomNet(R) and other third-party product suppliers using next-day or other delivery option selected by the customer. The Company's business is not dependent on any single third-party supplier.

Home and Garden and Children's Toys. The Company fulfills purchases of home and garden merchandise from its Madison, Virginia and Vandalia, Ohio fulfillment center or by third-party product suppliers using next-day or other delivery option selected by the customer.

Technology Infrastructure

The Company believes it has an advanced technology platform. Its technology infrastructure, primarily consisting of the Company's Web sites, transaction processing, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical. In recent years the Company installed an Oracle-based order processing and database management system; developed BloomLink(R), upgraded its telecommunications network, including its call management system and internalized its Web-hosting and development capabilities. The Company plans to continue to invest in technologies that will improve and expand its e-commerce and telecommunication capabilities.

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

Seasonality

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, including the acquisitions of The Winetasting Network and Cheryl & Co. during fiscal 2005, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter. In addition, results during the Company's fiscal first quarter will be negatively impacted by the aforementioned acquisitions due to their seasonal nature and the incremental overhead incurred during this slow period.

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

Similarly, the plant, gift basket, gourmet food and wine, unique gifts, children's toys and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products, is highly fragmented and is served by a large number of companies, none of which is dominant. Products in these categories may be purchased from a number of outlets, including mass merchants, telemarketers, retail specialty shops, online retailers and mail-order catalogs.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others,"1-800-FLOWERS.COM", "1-800-FLOWERS", "Plow & Hearth", "GreatFood.com", "The Popcorn Factory", "TheGift.com", "HearthSong", "Magic Cabin", "Winetasting Network", and "Cheryl&Co.". The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.flowers.com,
www.plowandhearth.com,       www.greatfood.com,       www.thepopcornfactory.com,
www.hearthsong.com,          www.magiccabin.com,           www.ambrosiawine.com,
www.winetasting.com, and www.cherylandco.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of July 3, 2005, the Company had a total of approximately 3,000 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

Risk Factors that May Affect Future Results

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Our disclosures and analysis in this Form 10-K contain some forward-looking statements that set forth anticipated results based on management's plans and assumptions. From time to time, we also provide forward-looking statements in other statements we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan, "believe" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; the effectiveness of our marketing programs; the performance of our existing products and services; our ability to attract and retain customers and expand our customer base; our ability to enter into or renew online marketing agreements; our ability to respond to competitive pressures; expenses, including shipping costs and the costs of marketing our current and future products and services; the outcome of contingencies, including legal proceedings in the normal course of business; and our ability to integrate acquisitions.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risk, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks and uncertainties.

The Company's operating results may fluctuate, and this fluctuation could cause financial results to be below expectations. The Company's operating results may fluctuate from period to period for a number of reasons. In budgeting the Company's operating expenses for the foreseeable future, the Company assumes that revenues will continue to grow; however, some of the Company's operating expenses are fixed in the short term. Sales of the Company's products are seasonal, concentrated in the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays, and the second calendar quarter, due to Mother's Day and Administrative Professionals' Week. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

The Company's quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control.

The most important of these factors include:

    o  seasonality;
    o  the retail economy;
    o  the timing and effectiveness of marketing programs;
    o  the timing of the introduction of new products and services;
    o the Company's ability to find and maintain reliable sources for certain of its products;
    o  the timing and effectiveness of capital expenditures;
    o the Company's ability to enter into or renew online marketing agreements; and
    o  competition.

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

If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company's business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in its expanded product lines including plants, gift baskets, popcorn, gourmet food and wine, unique or specialty gifts, home and garden accessories, and children's gifts, it expects to continue to incur significant costs in marketing these products. If the Company's customers do not continue to find its product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. Although the Company expects a significant portion of its online customers will continue to come directly to its Web site, it will also rely on third party Web sites, search engines and affililates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, customers may not shop with the Company again. In many cases, floral orders placed by the Company's customers are fulfilled by local independent florists, a majority of which are members of BloomNet(R). The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company's products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company's fulfillment centers located in California, Illinois, New York, Ohio and Virginia. The Company has established relationships with Federal Express, United Parcel Service and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company's goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

Competition in the floral, plant, gift basket, gourmet food and wine, specialty gift, children's toys and games and home and garden industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

     o  retail floral shops, some of which maintain toll-free telephone numbers;
     o  online floral retailers;
     o  catalog companies that offer floral products;
     o  floral telemarketers and wire services; and
     o supermarkets, mass merchants and specialty gift retailers with floral departments.

Similarly, the plant, gift basket, gourmet food and wine, specialty gift, children's toys and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

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

Interruptions in FTD's Mercury system or Teleflora's Dove System or a reduction in the Company's access to these systems may disrupt order fulfillment and create customer dissatisfaction. A small portion of the Company's customers' orders are communicated to the fulfilling florist through these third party systems. These systems are order processing and messaging networks used to facilitate the transmission of floral orders between florists. These systems have in the past experienced interruptions in service. If these systems
experience   interruptions   in  the  future,   the  Company  could   experience
difficulties in fulfilling some of its customers' orders and those customers might not continue to shop with the Company.

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

The Company may lose sales or incur significant expenses should states be successful in imposing broader guidelines to state sales and use taxes. In addition to the Company's retail store operations, the Company collects sales or other similar taxes in states where the Company's online and telephonic sales channels have applicable nexus. Our customer service and fulfillment networks, and any further expansion of those networks, along with other aspects of our evolving business, may result in additional sales and use tax obligations. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

A failure to integrate our acquisitions may cause the results of the acquired company to suffer as well as the results of the Company. The Company has opportunistically acquired several companies over the past several years. As part of the acquisition process, the Company embarks upon a project management effort to integrate the acquisition onto our information technology systems and management processes. If we are unsuccessful in integrating our acquisitions, the results of our acquisitions may suffer, management may have to divert valuable resources to oversee and manage the acquisitions, the Company may have to expend additional investments in the acquired company to upgrade personnel and/or information technology systems and the results of the Company may suffer.

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food and alcoholic beverage products, home and garden products, or children's toys may expose it to product liability claims in the event that the use or consumption of these products results in personal injury. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company's reputation and its brands. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

The wine industry is subject to governmental regulation. The alcoholic beverage industry is subject to extensive specialized regulation under state and federal laws and regulations, including the following matters: licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable laws and regulations, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company's business and its results of operations.

In addition, the alcoholic beverage industry is subject to potential legislation and regulation on a continuous basis including in such areas as direct and Internet sales of alcohol. Certain states still prohibit the sale of alcohol into their jurisdictions from out of state wineries and/or retailers. There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company's business and its results of operations. While to date the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company's business and its results of operations. The Company's growth strategy for its wine business includes expansion into additional states; however, there can be no assurance that the Company will be successful in obtaining the required permits or licenses in any additional states. From time to time, the Company may introduce new marketing initiatives, which may be expected to undergo regulatory scrutiny. There can be no assurance that such initiatives will not be stymied by regulatory criticism.

The Company is dependent on common carriers to deliver its wine shipments. The Company uses FedEx and UPS to deliver its wine shipments. If FedEx or UPS were to terminate delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company's business and its results of operations. If any state prohibits or limits intrastate shipping of alcoholic beverages by third party couriers, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company's business and its results of operations.

There are various health issues regarding wine consumption. Since 1989, federal law has required health-warning labels on all alcoholic beverages. Although an increasing number of research studies suggest that health benefits may result from the moderate consumption of wine, these suggestions have been widely challenged and a number of groups advocate increased governmental action to restrict consumption of alcoholic beverages. Restrictions on the sale and consumption of wine or increases in the taxes imposed on wine in response to concerns regarding health issues may have a material adverse effect on the Company's business and operating results. There can be no assurance that there will not be legal or regulatory challenges to the industry as a whole, and any such legal or regulatory challenge may have a material adverse effect on the Company's business and results of operations.

The price at which the Company's Class A common stock will trade may be highly volatile and may fluctuate substantially. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities, particularly securities of companies with Internet operations. As a result, investors may experience a material decline in the market price of the Company's Class A common stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources, and as such, could have a material adverse effect on the Company's business and its results of operations.

Additional Information
The Company's internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowers.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., 1600 Stewart Avenue, Westbury, NY 11590.

Item 2.  PROPERTIES

                                                                                                     Square
 Location               Type                 Principal Use                                          Footage       Ownership
 ---------------------- -------------------- ------------------------------------------------ ---------------   ---------------


 Westbury, NY           Office               Headquarters and customer service*                       77,000         leased
 Alamogordo, NM         Office               Customer service                                         23,000         owned
 Ardmore, OK            Office               Customer service                                         24,000         leased
 Madison, VA            Office and           Distribution, administrative and customer
                        warehouse            service                                                 300,000         owned
 Lake Forest, IL        Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                                    148,000         leased
 Vandalia, OH           Warehouse            Distribution                                            200,000         owned
 Westerville, OH        Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                                     51,000         owned
 Westerville, OH        Office and
                        warehouse            Distribution and customer service                        25,000         leased
 Obetz, OH              Warehouse            Distribution                                             79,000         leased
 Napa, CA               Office and           Distribution, administrative and customer
                        warehouse            service                                                  68,000         leased

        * The Company is currently in the process of relocating its Corporate Headquarters to a 90,000 square foot leased facility in Carle Place, New York.

In addition to the above properties, the Company leases approximately 289,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 15, 2005:

Name                                        Age    Position with the Company
------------------------------------------------  -------------------------------------------------


James F. McCann...........................  54    Chairman of the Board and Chief Executive Officer
Christopher G. McCann.....................  44    Director and President
T. Guy Minetti............................  54    Director and Vice Chairman
Gerard M. Gallagher.......................  52    Senior Vice President, General Counsel, Corporate
                                                  Secretary
Thomas G. Hartnett........................  41    Senior Vice President of Retail and Fulfillment
Tim Hopkins...............................  51    President of Specialty Brands Division
Vincent J. McVeigh........................  44    Senior Vice President
Enzo J. Micali............................  46    Senior Vice President of Information Technology and
                                                  Chief Information Officer
Peter G. Rice.............................  59    President of The Plow & Hearth, Inc.
William E. Shea...........................  46    Senior Vice President of Finance and Administration,
                                                  Treasurer, Chief Financial Officer
Monica Woo................................  49    Chief Marketing Officer

James F. McCann has served as the Company's Chairman of the Board and Chief Executive Officer since inception. Mr. McCann has been in the floral industry since 1976 when he began a retail chain of flower shops in the New York metropolitan area. Mr. McCann is a member of the board of directors of Gtech Corporation, Willis Holdings Group and Boyd's Collection. James F. McCann is the brother of Christopher G. McCann, a Director and the President of the Company.

Christopher G. McCann has been the Company's President since September 2000 and prior to that had served as the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. Mr. McCann serves on the board of directors of Neoware, Inc., Bluefly, Inc. and is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Chairman of the Board and Chief Executive Officer.

T. Guy Minetti has been a Director of the Company since December 1993 and became the Company's Vice Chairman in September 2000. Mr. Minetti serves on the board of directors of Misonix Inc., a medical device and industrial product company. In March 1989, Mr. Minetti founded Bayberry Advisors, an investment banking firm, and prior thereto, Mr. Minetti was a Managing Director at Kidder, Peabody & Company.

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

Tim Hopkins has been our President of the Specialty Brands division since March 2005. Before holding this position, Mr. Hopkins was employed with Sur La Table, Inc., a multi-channel upscale specialty retailer of gourmet culinary and serveware products, and served as its Chief Executive Officer and Director since 2001. Prior to joining Sur La Table, Inc., Mr. Hopkins was employed with Le Gourmet Chef, Inc., a national retailer of gourmet foods and served as its Chief Executive Officer, President and Director since 2000.

Vincent J. McVeigh has been our Senior Vice President since October 2000. Before holding this position, Mr. McVeigh held various positions within the Company since joining the Company in 1991, including Bloomnet Manager, Director of Call Center Operations and as Vice President of Merchandising.

Enzo J. Micali has been our Senior Vice President of Information Technology and Chief Information Officer since December 2000. Prior to joining the Company, Mr. Micali served as Chief Technology Officer for InsLogic. Prior to joining InsLogic, Mr. Micali spent 12 years in various technology management positions with J.P. Morgan Chase & Co., formerly Chase Manhattan.


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

Monica L.Woo has been our Chief Marketing Officer since January 2004. Prior to joining the Company, Ms. Woo had founded a successful consulting practice focusing on growth strategies for such multi-national clients as Deutsche Bank, Northwest Airlines and Campbell's Soup. Prior to that, Ms. Woo was the President of Bacardi Global Brands, Inc., of Bacardi Limited. Before holding this position, Ms. Woo had assumed a number of senior executive positions in the financial services and consumer packaged goods sectors, including the Global Marketing Director of Citibank On-line and the Citibank Private Bank, and the Sr. Vice President, European Marketing Director of Diageo PLC.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq National Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended July 3, 2005 and June 27, 2004.

                                                                           High            Low
                                                                       -------------- --------------
            Year ended July 3, 2005

              June 28, 2004 - September 26, 2004                          $ 9.64         $ 7.01

              September 27, 2004 - December 26, 2004                      $ 8.95         $ 7.44

              December 27, 2004 - March 27, 2005                          $ 8.75         $ 7.20

              March 28, 2005 - July 3, 2005                               $ 7.83         $ 6.52

            Year ended June 27, 2004

              June 30, 2003 - September 28, 2003                          $ 10.14        $ 7.55

              September 29, 2003 - December 28, 2003                      $ 12.14        $ 7.48

              December 29, 2003 - March 28, 2004                          $ 12.10        $ 8.90

              March 29, 2004 - June 27, 2004                              $ 11.15        $ 9.08

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

Holders

As of September 8, 2005, there were approximately 267 stockholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 8, 2005, there were approximately 16 stockholders of record of the Company's Class B common stock.

Dividend Policy

Although the Company has never declared or paid any cash dividends on its Class A or Class B common stock, the Company anticipates that it will generate increasing free cash flow in excess of its capital investment requirements. As such, although the Company has no current intent to do so, the Company may choose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Resales of Securities

39,937,834 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 8, 2005, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market. Purchases of Equity Securities by the Issuer

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 3, 2005, the Company had repurchased 1,328,050 shares of Class A common stock for $9.8 million, all of which was repurchased during the fiscal year ending July 3, 2005.

The following table sets forth, for the months indicated, the Company's purchase of Class A common stock during the fiscal year ending July 3, 2005, which includes the period June 28, 2004 through July 3, 2005.

                                                                              Total Number of            Dollar Value of
                                                                            Shares Purchased             Shares that May
                                 Total Number                               as Part of Publicly         Yet Be Purchased
                                  of Shares            Average Price          Announced Plans           Under the Plans or
          Period                  Purchased            Paid Per Share           or Programs                  Programs
---------------------------    ------------------    ------------------     ---------------------    ----------------------
                                         (in thousands, except average price paid per share)
         6/28/04 - 7/25/04                     -                     -                         -                   $10,000
         7/26/04 - 8/22/04                  50.0                 $7.43                      50.0                    $9,626
         8/23/04 - 9/26/04                 103.7                 $7.73                     103.7                    $8,820
        9/27/04 - 10/24/04                  86.6                 $8.44                      86.6                    $8,085
       10/25/04 - 11/21/04                  33.0                 $8.22                      33.0                    $7,812
       11/22/04 - 12/26/04                     -                    $-                         -                    $7,812
        12/27/04 - 1/23/05                     -                    $-                         -                    $7,812
         1/24/05 - 2/20/05                     -                    $-                         -                    $7,812
         2/21/05 - 3/27/05                     -                    $-                         -                    $7,812
         3/28/05 - 4/24/05                     -                    $-                         -                    $7,812
         4/25/05 - 5/22/05                 451.7                 $6.98                     451.7                   $14,641
          5/23/05 - 7/3/05                 603.1                 $7.31                     603.1                   $10,187

                               ------------------    ------------------     ---------------------
             Total                       1,328.1                 $7.35                   1,328.1
                               ==================    ==================     =====================

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the years ended July 3, 2005, June 27, 2004 and June 29, 2003 and the consolidated balance sheet data as of July 3, 2005 and June 27, 2004, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended June 30, 2002 and July 1, 2001, and the selected consolidated balance sheet data as of June 29, 2003, June 30, 2002 and July 1, 2001, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of income and balance sheet data. The Company acquired Cheryl & Co. in March 2005, The Winetasting Network in November 2004, The Popcorn Factory in May 2002, and The Children's Group in June 2001. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                                       Years ended
                                                      ----------------------------------------------------------------------
                                                        July 3,       June 27,       June 29,     June 30,       July 1,
                                                         2005           2004           2003         2002          2001
                                                      ------------  -------------  ------------- ------------ --------------
                                                                         (in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues:
  Online                                               $ 360,902       $ 307,470      $ 265,278   $ 218,179     $ 182,924
  Telephonic                                             259,929         263,039        271,071     248,931       230,723
  Retail/fulfillment                                      49,848          33,469         29,269      30,095        28,592
                                                      ------------  -------------  ------------- ------------ --------------
     Total net revenues                                  670,679         603,978        565,618     497,205       442,239
Cost of revenues                                         395,028         351,111        324,565     293,269       267,779
                                                      ------------  -------------  ------------- ------------ --------------
Gross profit                                             275,651         252,867        241,053     203,936       174,460

Operating expenses:
  Marketing and sales                                    198,935         172,251        170,013     150,638       154,321
  Technology and development                              14,757          13,799         13,937      13,723        16,853
  General and administrative                              35,572          30,415         29,593      28,179        27,043
  Depreciation and amortization                           14,489          14,992         15,389      15,061        21,716
                                                      ------------  -------------  ------------- ------------ --------------
     Total operating expenses                            263,753         231,457        228,932     207,601       219,933
                                                      ------------  -------------  ------------- ------------ --------------
Operating income (loss)                                   11,898          21,410         12,121      (3,665)      (45,473)
Other income, net                                          1,349             320            117       1,448         4,152
                                                      ------------  -------------  ------------- ------------ --------------
Income (loss) before income taxes                         13,247          21,730         12,238      (2,217)      (41,321)
Income taxes (benefit)                                     5,398         (19,174)             -        (706)            -
                                                      ------------  -------------  ------------- ------------ --------------
Net income (loss)                                        $ 7,849         $40,904       $ 12,238    $ (1,511)    $ (41,321)
                                                      ============  =============  ============= ============ ==============
Net income (loss) per common share:
  Basic                                                    $0.12           $0.62          $0.19      $(0.02)       $(0.64)
                                                      ============  =============  ============= ============ ==============
  Diluted                                                  $0.12           $0.60          $0.18      $(0.02)       $(0.64)
                                                      ============  =============  ============= ============ ==============

Shares used in the calculation of net income
  (loss) per common share:
  Basic                                                   66,038          65,959         65,566      64,703        64,197
                                                      ============  =============  ============= ============ ==============
  Diluted                                                 67,402          68,165         67,670      64,703        64,197
                                                      ============  =============  ============= ============ ==============

                                                                                          As of

                                                         -------------- -------------- -------------- --------------- -------------
                                                         July 3, 2005   June 27, 2004  June 29, 2003   June 30, 2002   July 1, 2001
                                                         -------------- -------------- -------------- --------------- -------------
                                                                                       (in thousands)
      Consolidated Balance Sheet Data:
      Cash and equivalents and short-term investments      $ 46,608       $103,374       $ 61,218        $63,399         $63,896
      Working capital                                        41,692         83,704         26,875         23,301          27,409
      Investments-non current                                     -          8,260         19,471          9,591          16,284
      Total assets                                          251,952        261,552        214,796        207,157         195,257
      Long-term liabilities                                   5,900          8,874         12,820         15,939          16,029
      Total stockholders' equity                            186,334        186,390        137,288        123,908         117,816




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

For more than 25 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice(sm)" - has been providing customers across the nation with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers delivered through its Fresh From Our Growers(sm) program.

Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Gift advisors are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com) and wine gifts from The Winetasting Network(R) (www.ambrosiawine.com and www.winetasting.com). 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

Most of the Company's floral orders are fulfilled through BloomNet(R) (comprised of independent florists operating retail flower shops and Local Fulfillment or Design Centers ("LFC's"), Company-owned stores and fulfillment centers and franchise stores). The Company transmits its orders either through BloomLink(R), its proprietary Internet-based electronic communication system, or the communication system of a third-party. A portion of the Company's floral and gift merchandise, as well as its home and garden merchandise, non-floral gift products and gourmet food merchandise, are shipped by the Company, members of BloomNet(R), or third parties directly to the customer using common carriers. Most of the Company's home and garden products are fulfilled from its Madison, Virginia fulfillment center or its Vandalia, Ohio distribution facility, while the Company's children's merchandise is fulfilled from its Vandalia facility. The Company's gourmet popcorn and related merchandise is produced and fulfilled primarily from its Lake Forest, Illinois manufacturing facility. Cookies and related gifts are baked and fulfilled from the Company's Westerville, Ohio facility, while winery services and wine gifts are shipped from its distribution facility in Napa, California or through third-parties.

As of July 3, 2005, the Company-owned retail fulfillment operations consisted of 34 retail stores and 8 fulfillment centers. Retail fulfillment revenues also includes fees paid to the Company by, and the sale of wholesale products by the Company to, members of its BloomNet(R) network as well as distribution service fees for its winery fulfillment operations, wholesale bakery product revenue, and royalties, fees and sublease rent paid to the Company by its 83 franchise stores. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs. As such, a significant percentage of the revenues derived from Company-owned stores and fulfillment centers represent fulfillment of its telephonic and online sales channel floral orders and are eliminated as inter-company revenues.

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2005, which ended on July 3, 2005, consisted of 53 weeks, while fiscal years 2004 and 2003, which ended on June 27, 2004 and June 29, 2003, respectively, consisted of 52 weeks.

Net Revenues

                                                              Years Ended
                                 ----------------------------------------------------------------------
                                   July 3,                      June 27,                    June 29,
                                    2005         % Change         2004        % Change        2003
                                 ------------ --------------- ------------- ------------- -------------

                                                            (in thousands)
    Net revenues:
     Online                         $360,902         17.4%      $307,470        15.9%      $265,278
     Telephonic                      259,929         (1.2%)      263,039        (3.0%)      271,071
     Retail/fulfillment               49,848         48.9%        33,469        14.3%        29,269
                                      ------                      ------                     ------
                                    $670,679         11.0%      $603,978         6.8%      $565,618
                                    ========                    ========                   ========

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined telephonic and online revenue growth of 8.8% and 6.4% during the fiscal years ended July 3, 2005 and June 27, 2004, respectively, was due to an increase in order volume resulting from: (i) the Company's strong brand name recognition,
(ii) continued leveraging of its existing customer base, (iii) increased spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth, and (iv) the turnaround of the home and garden gift category, which implemented a revised marketing plan to enhance its product offerings, and improve the creative look and feel of its catalogs after experiencing a decline in sales during fiscal 2004. In addition, revenues were favorably impacted by the incremental revenue from Cheryl & Co., a manufacturer of cookies and baked gifts, which was acquired in March 2005, and the inclusion of an additional week of sales, as fiscal year 2005 consisted of 53 weeks. During the fiscal year ended June 27, 2004, the Company's combined telephonic and online sales channels experienced strong growth in the floral and complementary gift categories of gourmet food gifts, such as the Popcorn Factory line of products, gift baskets and children's gifts, but this growth was partially offset by slower sales in the home and garden gift category as a result of internal marketing and merchandising issues, as well as increasingly competitive market conditions.

The Company fulfilled approximately 10,213,000, 9,322,000, and 8,681,000 orders through its combined telephonic and online sales channels during the fiscal years ended July 3, 2005, June 27, 2004, and June 29, 2003, respectively, representing increases of 9.6% and 7.4% over the respective prior fiscal years. Order volume through the Company's online sales channel increased 17.5% and 15.6%, during the years ended July 3, 2005 and June 27, 2004, respectively, as a result of improved conversion of qualified traffic through the Company's Websites, and increased marketing efforts through search engines and affiliates. The continued migration of customers from the Company's telephonic sales channel also contributed to the growth within the online sales channel, resulting in the order volume decreases of 1.1% and 1.9% experienced by the telephonic sales channel during the fiscal years ending July 3, 2005 and June 27, 2004. The Company's combined telephonic and online sales channel average order value has declined slightly as a result of product mix, and was $60.79 during fiscal 2005, compared with $61.20 in fiscal 2004 and $61.79 during fiscal 2003.

The Company's online sales channel contributed 58.1%, 53.9% and 49.5% of the total combined telephonic and online revenues during the fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003, respectively. The Company intends to continue to drive revenue growth through its online sales channel and continue the migration of its customers from the telephone to the Web for several important reasons: (i) online orders are less expensive to process than telephonic orders, (ii) online customers can view the Company's full range of gift offerings, including non-floral gifts, which in many cases yield higher gross margin opportunities, (iii) online customers can utilize all of the Company's services, such as the various gift search functions, order status check and reminder service, thereby deepening the relationship with its customers and leading to increased order rates, and (iv) when customers visit the Company online, it provides an opportunity to interact with them in an electronic dialog via cost efficient marketing programs.

Retail/fulfillment revenues for the fiscal years ended July 3, 2005 and June 27, 2004 increased in comparison to the prior years, primarily as a result of increased membership and sales of products to the Company's BloomNet(R) members. Additionally, during fiscal 2005 the Company generated winery services revenue via its November 2004 acquisition of The Winetasting Network and retail and wholesale bakery product revenue via its March 2005 acquisition of Cheryl & Co.

At the start of the second half of fiscal 2005, the Company initiated a strategy designed to extend the Company's leadership position in the floral and thoughtful gift marketplace, and implemented plans to increase its marketing spending to drive increased customer acquisition particularly in the core floral gift category. As a result, during the fiscal year ended July 3, 2005, non-floral gift products accounted for 47.3% of total combined telephonic and online net revenues, compared to 47.8% and 49.5% during the years ended June 27, 2004 and June 29, 2003, respectively. The Company intends to continue to execute against this plan, and in addition to increasing its media presence, the Company will expand its BloomNet business-to-business floral operations, build out its technology platform, and increase the depth of its marketing programs and personnel within its recently acquired wine gift business and cookies and baked goods product line which support the Company's growing gourmet gift and gift basket product line. While the Company believes that these investments will impact the Company's earnings growth over the short term, over the longer term, the Company believes that this strategy will enable it to achieve sustainable double digit revenue growth and provide further leverage within its business model and therefore improved profitability.

Gross Profit

                                                              Years Ended
                                 ----------------------------------------------------------------------
                                   July 3,                      June 27,                    June 29,
                                    2005         % Change         2004        % Change        2003
                                 ------------ --------------- ------------- ------------- -------------
                                                             (in thousands)

    Gross profit                   $275,651         9.0%        $252,867         4.9%       $241,053
    Gross margin %                   41.1%                        41.9%                       42.6%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the fiscal years ended July 3, 2005 and June 27, 2004, as a result of increased order volume from the Company's online and retail fulfillment sales channels, and the incremental gross profit associated with the acquisitions of Cheryl & Co. in March 2005 and The Winetasting Network in November 2004. During the fiscal years ended July 3, 2005 and June 27, 2004 gross margin percentage declined by 80 and 70 basis points, respectively, over the prior fiscal years, due to a combination of product mix, increased promotional pricing, and increased carrier fuel surcharges and shipping costs associated with the Monday placement of the Valentine's Day Holiday.

During fiscal 2006, although varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will improve primarily through the continued growth of its higher margin specialty brand gift categories, including the recent acquisition of Cheryl & Co., and through improved sourcing, pricing initiatives and customer service and fulfillment enhancements which are expected to mitigate continued pressure on shipping costs.

Marketing and Sales Expense

                                                              Years Ended
                                 ----------------------------------------------------------------------
                                   July 3,                      June 27,                    June 29,
                                    2005         % Change         2004        % Change        2003
                                 ------------ --------------- ------------- ------------- -------------
                                                              (in thousands)


     Marketing and sales           $198,935         15.5%       $172,251          1.3%       $170,013
     Percentage of sales             29.7%                        28.5%                        30.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expense increased during the year ended July 3, 2005 as a result of the Company's efforts to increase new customer acquisition and accelerate top-line growth through increased spending on media, as well as adding personnel to expand its BloomNet business-to-business floral operations. Partially funding the increased spending were volume related operating efficiencies, and a continued reduction of order processing costs. As a result of the Company's cost-efficient customer retention programs, of the 6,182,000 customers who placed orders during the year ended July 3, 2005, approximately 46.4% represented repeat customers compared to 45.0% in fiscal 2004 and 42.4% in fiscal 2003. In addition, as a result of the Company's strategic initiative to increase its marketing and selling efforts, specifically, in its core floral gift business, the Company added 3,311,000 new customers in fiscal 2005 compared with 3,141,000 and 3,106,000 in fiscal 2004 and fiscal 2003, respectively.

Marketing and sales expense decreased as a percentage of net revenue during the year ended June 27, 2004 in comparison to the prior fiscal year as a result of volume related efficiencies and reduced order processing costs, as well as a net reduction in advertising cost per order, resulting from a shift in product mix to floral products, which enabled it to proportionately reduce the circulation of higher cost per order catalogs in favor of lower cost media and online advertising.

The Company expects to increase its marketing and sales spending in order to accelerate its rate of new customer acquisition, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will include an increasing presence in online search and affiliate relationships, as well as in direct marketing and broadcast advertising programs. In addition, the Company plans to continue to add personnel to grow its BloomNet membership and support the anticipated growth of its recently acquired wine business. As a result, over the short term the Company expects that marketing and sales expense, as a percentage of revenue, will be consistent with the prior year.

Technology and Development Expense

                                                                 Years Ended
                                    ----------------------------------------------------------------------
                                      July 3,                      June 27,                    June 29,
                                       2005         % Change         2004        % Change        2003
                                    ------------ --------------- ------------- ------------- -------------
                                                                  (in thousands)


     Technology and development        $14,757          6.9%         $13,799       (1.0)%       $13,937
     Percentage of sales                 2.2%                          2.3%                       2.5%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense increased during the year ended July 3, 2005, primarily as a result of the incremental expenses associated with the acquisition of The Winetasting Network in November 2004 and Cheryl & Co. in March 2005, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform. During the fiscal year ended June 27, 2004 technology and development expense decreased as a percentage of net revenue and in absolute spending due to the Company's ability to internalize its development functions, thereby cost effectively enhancing the content and functionality of the Company's Web sites and improving the performance of the fulfillment and database systems, while adding improved operational flexibility and supplemental back-up and system redundancy. During the fiscal years ended July 3, 2005, June 27, 2004, and June 29, 2003, the Company expended $24.0 million, $22.8 million, and $22.2 million on technology and development, of which $9.2 million, $9.0 million, and $8.3 million, respectively, has been capitalized.

Although over the longer term, the Company believes that it will continue to demonstrate its ability to leverage its IT platforms, during fiscal 2006, the Company intends to improve the technology infrastructure of its wine gift business, as well as the recently acquired Cheryl & Co. cookies and baked gifts business, and therefore expects that technology and development spending as a percentage of net revenues will be consistent with the prior year.

General and Administrative Expenses

                                                                   Years Ended
                                      ----------------------------------------------------------------------
                                        July 3,                      June 27,                    June 29,
                                         2005         % Change         2004        % Change        2003
                                      ------------ --------------- ------------- ------------- -------------
                                                                   (in thousands)


    General and administrative          $35,572         17.0%          $30,415         2.8%       $29,593
    Percentage of sales                   5.3%                           5.0%                       5.2%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased during the fiscal year ended July 3, 2005, due to: (i) incremental expenses associated with the Company's wine gift product line and additional overhead added during a seasonally slow period for Cheryl & Co., which was acquired in March 2005, (ii) an increase in professional fees associated with Sarbanes-Oxley compliance, and (iii) increased travel and entertainment related to the Company's BloomNet business-to-business expansion. Although declining as a percentage of net revenues, general and administrative expenses increased during the fiscal year ended June 27, 2004, in comparison to the prior year, primarily as a result of increased health and business insurance costs, partially offset by various cost reduction initiatives.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, as a result of the incremental expenses associated with the acquisitions of The Winetasting Network and Cheryl & Co., the Company expects that its general and administrative expenses as a percentage of net revenue during fiscal 2006 will be consistent to increase slightly in comparison to fiscal 2005.

Depreciation and Amortization

                                                                   Years Ended
                                      ----------------------------------------------------------------------
                                        July 3,                      June 27,                    June 29,
                                         2005         % Change         2004        % Change        2003
                                      ------------ --------------- ------------- ------------- -------------
                                                                  (in thousands)


    Depreciation and amortization        $14,489        (3.4)%        $14,992        (2.6)%       $15,389
    Percentage of sales                    2.2%                         2.5%                        2.7%

Depreciation and amortization expense during the fiscal years ended July 3, 2005 and June 27, 2004 decreased slightly in comparison to the respective prior fiscal years, reflecting the impact of the Company's declining rate of capital additions, and the leverage of the Company's existing infrastructure.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platform of its wine gift business and anticipated expansion of Cheryl & Co.'s operations, is critical to attaining its strategic objectives, the Company expects that depreciation and amortization in fiscal 2006 will continue to decrease as a percentage of net revenues in comparison to prior years.

Other Income (Expense)

                                                                   Years Ended
                                      ----------------------------------------------------------------------
                                        July 3,                      June 27,                    June 29,
                                         2005         % Change         2004        % Change        2003
                                      ------------ --------------- ------------- ------------- -------------
                                                                   (in thousands)

  Interest income                         $1,690         27.6%         $1,324         14.4%        $1,157
  Interest expense                          (481)        27.5%           (663)        32.5%          (982)
  Other, net                                 140        141.1%           (341)       487.9%           (58)
                                      ------------                 -------------               -------------
                                          $1,349        321.6%           $320        173.5%           $117
                                      ============                 =============               =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The increase in other income (expense) during the fiscal years ended July 3, 2005, in comparison to the fiscal 2004 was primarily attributable to higher interest income resulting from an increase in interest rate returns, as well as lower interest expense due to maturing debt and capital lease obligations. The increase in other income (expense) during the fiscal year ended June 27, 2004, in comparison to the prior fiscal year, resulted primarily from an increase in interest income resulting from higher invested cash balances generated from operations, and a reduction in interest expense associated with the refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003, partially offset by losses incurred upon closure/conversion of certain retail stores.

Income Taxes

During the fiscal year ended July 3, 2005, the Company recorded income tax expense of approximately $5.4 million. The Company's effective tax rate for the fiscal year ended July 3, 2005 was approximately 40.7%, which differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits. During fiscal 2006, the Company anticipates an effective tax rate between 41%-42%.

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

At  July  3,  2005,   the  Company's   federal  and  state  net  operating  loss
carryforwards were approximately $60.5 million, which, if not utilized, will begin to expire in fiscal year 2020.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2005 and 2004. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                  Three months ended
                                 -------------------------------------------------------------------------------------
                                  Jul. 3,   Mar. 27,  Dec. 26,   Sep. 26,    Jun. 27,  Mar. 28,   Dec. 28,  Sep. 28,
                                   2005      2005      2004       2004        2004      2004        2003      2003
                                 --------- --------- ---------- ----------- --------- ---------- ---------- ----------
                                                         (in thousands, except per share data)
Net revenues:
 Online                          $108,492   $91,638   $107,686   $53,086     $93,135    $74,521    $90,878    $48,936
 Telephonic                        60,349    52,424    109,570    37,586      58,443     50,851    113,374     40,371
 Retail/fulfillment                17,277    12,971     12,758     6,842       9,989      8,697      8,930      5,853
                                 --------- --------- ---------- ----------- --------- ---------- ---------- ----------
Total net revenues                186,118   157,033    230,014    97,514     161,567    134,069    213,182     95,160
Cost of revenues                  111,737    97,947    127,402    57,942      98,039     79,429    117,550     56,093
                                 --------- --------- ---------- ----------- --------- ---------- ---------- ----------
Gross profit                       74,381    59,086    102,612    39,572      63,528     54,640     95,632     39,067

Operating expenses:
 Marketing and sales               50,389    45,813     72,841    29,892      38,950     37,693     66,762     28,846
 Technology and development         4,201     4,160      3,292     3,104       3,289      3,576      3,503      3,431
 General and administrative        10,152     9,864      7,954     7,602       7,187      7,872      7,577      7,779
 Depreciation and amortization      3,473     3,350      3,770     3,896       3,660      3,572      3,843      3,917
                                 --------- --------- ---------- ----------- --------- ---------- ---------- ----------
   Total operating expenses        68,215    63,187     87,857    44,494      53,086     52,713     81,685     43,973
                                 --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Operating income (loss)             6,166    (4,101)    14,755    (4,922)     10,442      1,927     13,947     (4,906)

Other income (expense), net           423       509        172       245         455         82         23       (240)
                                 --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Income (loss) before income taxes   6,589    (3,592)    14,927    (4,677)     10,897      2,009     13,970     (5,146)
Income taxes (benefit)              2,688    (1,546)     6,223    (1,967)    (19,532)        66        292          -
                                 --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Net income (loss)                  $3,901   $(2,046)    $8,704   $(2,710)    $30,429     $1,943    $13,678    $(5,146)
                                 ========= ========= ========== =========== ========= ========== ========== ==========

Net income (loss) per share:
  Basic                             $0.06    $(0.03)     $0.13    $(0.04)      $0.46      $0.03      $0.21     $(0.08)
                                 ========= ========= ========== =========== ========= ========== ========== ==========
  Diluted                           $0.06    $(0.03)     $0.13    $(0.04)      $0.45      $0.03      $0.20     $(0.08)
                                 ========= ========= ========== =========== ========= ========== ========== ==========

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, including the acquisitions of The Winetasting Network and Cheryl & Co. during fiscal 2005, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter. In addition, results during the Company's fiscal first quarter will be negatively impacted by the aforementioned acquisitions due to their seasonal nature and the incremental overhead incurred during this slow period.

Liquidity and Capital Resources

At July 3, 2005, the Company had working capital of $41.7 million, including cash and equivalents and short-term investments of $46.6 million, compared to working capital of $83.7 million, including cash and equivalents and short-term investments of $103.4 million, at June 27, 2004. In addition to cash and short-term investments, at June 27, 2004, the Company maintained approximately $8.3 million of long-term investments, consisting primarily of investment grade corporate and U.S. government securities.

Net cash provided by operating activities of $10.4 million for the fiscal year ended July 3, 2005 was primarily attributable to earnings, adjusted for depreciation and amortization, deferred income taxes and other non-cash charges, which in total amounted to $27.5 million, offset in part by increases in inventory related to foreign sourced products and the post-acquisition inventory build of The Winetasting Network and Cheryl & Co. and decreases in accounts payable and accrued expenses primarily related to additional vendor payments due to the timing of the fiscal 2005 year end.

Net cash used in investing activities of $39.9 million for the fiscal year ended July 3, 2005 was primarily attributable to funding acquisitions ($51.0 million), including The Winetasting Network and Cheryl & Co., which amounted to approximately $9.5 million and $41.1 million, respectively, as well as capital expenditures primarily related to the Company's technology infrastructure, offset in part by net proceeds from the sale of the Company's long-term investments.

Net cash used in financing activities of $11.3 million for the fiscal year ended July 3, 2005, resulted primarily from cash used to repurchase 1,328,050 shares of the Company's Class A common stock, which were placed in treasury, for approximately $9.8 million, as well as the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options and employee stock purchase plan. The Company has a $5.0 million revolving line of credit, renewable November 30, 2005 (none outstanding at any point during the fiscal year ending July 3, 2005), available for working capital purposes.

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. During fiscal 2005, the Company utilized available cash balances to fund its acquisitions of The Winetasting Network and Cheryl & Co., as well as its share repurchase program, which in the aggregate amounted to approximately $60.8 million. As a result, the Company may utilize, and or increase, its existing $5.0 million line of credit during its fiscal first and second quarter to fund working capital requirements, which have increased during this time period, due to the Company's continued expansion into non-floral products, including the aforementioned acquisitions of The Winetasting Network and Cheryl & Co.

At July 3, 2005, the Company's contractual obligations consist of:

                                                                     Payments due by period
                                     ----------------------------------------------------------------------------
                                                                        (in thousands)
                                                      Less than 1        1 - 3        3 - 5          More than 5
                                       Total            year             years        years             years
                                     -----------    --------------    ----------   ------------     -------------


Long-term debt                          $4,598           $1,414          $3,058       $   126          $    -
Capital lease obligations                1,838            1,440             379            19               -
Operating lease obligations             57,258            7,465          12,466         9,016          28,311
Sublease obligations                     8,790            2,448           3,548         1,815             979
Other cash obligations (*)                  93               93               -             -               -
Purchase commitments (**)               29,989           29,989               -             -               -
                                     -----------    --------------    ----------   ------------     -------------
Total                                 $102,566          $42,849         $19,451       $10,976         $29,290
                                     ===========    ==============    ==========   ============     =============

(*) Other cash obligations include $0.1 million of franchise lease guarantees. (**)Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 3, 2005, the Company had repurchased 1,328,050 shares of common stock for $9.8 million, all of which was repurchased during the fiscal year ending July 3, 2005.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory and long-lived assets, including goodwill and other intangible assets related to acquisitions. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No.123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The Company is adopting SFAS 123(R) effective July 4, 2005 using the modified prospective method. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based compensation granted in the future; however, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the proforma disclosure, excluding the impact of the option acceleration described in Note 1 to the Consolidated Financial Statements.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.

           Selected Quarterly Financial Data: See Part II, Item 7 of this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

Item 9A.   CONTROLS AND PROCEDURES.

           The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and is accumulated and communicated to the Company's management, including including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

           Management's Report on Internal Control Over Financial Reporting

           Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules
           13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

           o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

           o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

           o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           Management assessed the effectiveness of the Company's internal control over financial reporting as of July 3, 2005. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

           Based on this assessment, management believes that, as of July 3, 2005 the Company's internal control over financial reporting is effective.

           The Company acquired The Winetasting Network on November 15, 2004 and Cheryl & Co. on March 28, 2005, and has excluded the acquired companies from its assessment of and conclusion on the effectiveness of internal control over financial reporting. For the year ended July 3, 2005, The Winetasting Network and Cheryl & Co., accounted for 1.5% of the Company's total net revenue. As of July 3, 2005, The Winetasting Network and Cheryl & Co. accounted for 8.3% of the Company's total assets, excluding $40.9 million of goodwill and other intangible asset amounts that were recorded in connection with the acquisitions of The Winetasting Network and Cheryl & Co.

           Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment and the effectiveness of the Company's internal control over financial reporting, as of July 3, 2005; their report is included in Item 9A.

           Report of Independent Registered Public Accounting Firm

           To the Board of Directors and Stockholders of 1-800-FLOWERS.COM, Inc. and Subsidiaries

           We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring
           Organizations  of   the  Treadway  Commission  (the  COSO criteria).
           1-800-FLOWERS.COM, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

           We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

           A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cheryl & Co. and The Winetasting Network, which are included in the Fiscal 2005 consolidated financial statements of 1-800-FLOWERS.COM, INC. and Subsidiaries and constituted 8.3% of total assets as of July 3, 2005, excluding $40.9 million of goodwill and other intangible asset amounts recorded in connection with these acquisitions, and 1.5% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of 1-800-FLOWERS.COM, INC. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Cheryl & Co. and The Winetasting Network.

           In our opinion, management's assessment that 1-800-FLOWERS.COM, INC. and Subsidiaries maintained effective internal control over financial reporting as of July 3, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, 1-800-FLOWERS.COM, INC. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2005, based on the COSO criteria.

           We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of 1-800-FLOWERS.COM, INC. and Subsidiaries (the "Company") as of July 3, 2005, and June 27, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 3, 2005 and our report dated September 9, 2005 expressed an unqualified opinion thereon.

           /s/ Ernst & Young LLP

           Melville, New York
           September 9, 2005

           Changes in Internal Control Over Financial Reporting

           There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   OTHER INFORMATION.

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

           The Company maintains a Code of Ethics, which is applicable to all directors, officers and employees on the Investor Relations-Corporate Governance tab of the Company's website at 1800flowers.com. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. A copy of the Code of Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., 1600 Stewart Avenue, Westbury, New York 11590.

Item 11.   EXECUTIVE COMPENSATION.

           The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

           The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

           The information set forth in the Proxy Statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

   (a) (1) Index to Consolidated Financial Statements:
                                                                            Page
                                                                            ----

    Report of Independent Registered Public Accounting Firm                  F-1
    Consolidated Balance Sheets as of July 3, 2005 and June 27, 2004         F-2
    Consolidated Statements of Income for the years ended July 3, 2005,
     June 27, 2004 and June 29, 2003                                         F-3
    Consolidated Statements of Stockholders' Equity for the years ended
     July 3, 2005, June 27, 2004 and June 29, 2003                           F-4
    Consolidated Statements of Cash Flows for the years ended July 3, 2005,
     June 27, 2004 and June 29, 2003                                         F-5
     Notes to Consolidated Financial Statements                              F-6

   (a) (2) Index to Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                         S-1

     All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   (a)(3) Index to Exhibits

     The following exhibits are required to be filed with this Report by Item 15(a)(3). Other than exhibits 10.26, 21.1, 23.1, 24.1, 31.1 and 32.1 which are filed herewith, the following exhibits are incorporated by reference to the exhibits of same number contained in the Company's registration statement on Form S-1 (No. 333-78985), dated August 2, 1999, except for exhibit 10.23, which is incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-8 (No. 333-54590), dated January 30, 2001, and exhibits 10.24 and 10.25, which are incorporated by reference to Registrant's Definitive Proxy Statement filed on October 27, 2003 (No. 000-26841). Exhibits 10.10, 10.19, 10.20, 10.23, 10.24 and 10.25 are management contracts or compensatory plans or arrangements.

Exhibit   Description
-------   -----------

   3.1  Third Amended and Restated Certificate of Incorporation.
   3.2  Amendment No. 1 to Third Amended and Restated Certificate of
        Incorporation.
   3.3  Amended and Restated By-laws.
   4.1  Specimen class A common stock certificate.
   4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
  10.1 Lease, commencing on May 15, 1998, between 1600 Stewart Avenue, L.L.C. and 800-FLOWERS, Inc.
  10.2 Investment Agreement, dated as of January 16, 1995, among Chemical Venture Capital Associates, Teleway, Inc. and James F. McCann.
  10.3 Consent and Amendment No. 1 to Investment Agreement, dated as of May 20, 1999, among Chase Capital Partners, 1-800-FLOWERS.COM, Inc. and James F. McCann.
  10.10 1997 Stock Option Plan, as amended.
  10.16 Investors' Rights Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc. James F. McCann, Christopher G. McCann and the persons designated as Investors on the signature pages thereto.
  10.17 Stock Purchase Agreement, dated as of May 20, 1999, among 1-800-FLOWERS.COM, Inc., James F. McCann, Christopher G. McCann and the Investors listed on Schedule A thereto.
  10.18 1999 Stock Incentive Plan.
  10.19 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc.
  10.20 Employment Agreement, effective as of July 1, 1999, between Christopher
        G. McCann and 1-800-FLOWERS.COM, Inc.
  10.22 #Amended and Restated Interactive Marketing Agreement, made and entered into on September 1, 2000, by and between America Online, Inc. and 1-800-FLOWERS.COM, Inc.
  10.23 Employee Stock Purchase Plan
  10.24 2003 Long Term Incentive and Share Award Plan
  10.25 Section 16 Executive Officers Bonus Plan
  10.26 Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc. (filed herewith)
  21.1  Subsidiaries of the Registrant.
  23.1  Consent of Independent Registered Public Accounting Firm.
  24.1  Powers of Attorney (included in the signature page).
  31.1  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.
  32.1  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.
    --------------------


# Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2005                     1-800-FLOWERS.COM, Inc.

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


Dated: September 15, 2005                  By:   /s/ James F. McCann
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)

Dated: September 15, 2005                  By:   /s/ William E. Shea
                                           William E. Shea
                                           Senior Vice President Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

Dated: September 15, 2005                  By:   /s/ Christopher G. McCann
                                           Christopher G. McCann
                                           Director, President

Dated: September 15, 2005                  By:   /s/ T. Guy Minetti
                                           T. Guy Minetti
                                           Director, Vice Chairman

Dated: September 15, 2005                  By:   /s/ John J. Conefry, Jr.
                                           John J. Conefry, Jr.
                                           Director

Dated: September 15, 2005                  By:   /s/ Leonard J. Elmore
                                           Leonard J. Elmore
                                           Director

Dated: September 15, 2005                  By:   /s/ Kevin J. O'Connor
                                           Kevin J. O'Connor
                                           Director

Dated: September 15, 2005                  By:   /s/ Mary Lou Quinlan
                                           Mary Lou Quinlan
                                           Director

Dated: September 15, 2005                  By:   /s/ Deven Sharma
                                           Deven Sharma
                                           Director

Dated:  September 15, 2005                 By:   /s/ Jeffrey C. Walker
                                           Jeffrey C. Walker
                                           Director

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of July 3, 2005 and June 27, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 3, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 3, 2005 and June 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1-800-FLOWERS.COM, Inc.'s internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion thereon.


                                           /s/ Ernst & Young LLP

Melville, New York
September 9, 2005

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                          July 3,      June 27,
                                                                                            2005         2004
                                                                                        ------------- ------------

Assets
Current assets:
 Cash and equivalents                                                                    $  39,961      $80,824
 Short-term investments                                                                      6,647       22,550
 Receivables, net                                                                           10,619        9,013
 Inventories                                                                                28,675       19,625
 Deferred income taxes                                                                      10,219       16,463
 Prepaid and other                                                                           5,289        1,517
                                                                                        ------------- ------------
     Total current assets                                                                  101,410      149,992
Property, plant and equipment, net                                                          50,474       42,460
Investments                                                                                      -        8,260
Goodwill                                                                                    63,219       34,529
Other intangibles, net                                                                      14,215        2,598
Deferred income taxes                                                                       17,161       13,548
Other assets                                                                                 5,473       10,165
                                                                                        ------------- ------------
Total assets                                                                              $251,952     $261,552
                                                                                        ============= ============


Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                                   $  57,121      $63,266
 Current maturities of long-term debt and obligations under capital leases                   2,597        3,022
                                                                                        ------------- ------------
     Total current liabilities                                                              59,718       66,288
Long-term debt and obligations under capital leases                                          3,347        6,062
Other liabilities                                                                            2,553        2,812
                                                                                        ------------- ------------
Total liabilities                                                                           65,618       75,162
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                      -            -
 Class A common stock, $.01 par value, 200,000,000 shares authorized,29,888,603
     and 29,428,143 shares issued in 2005 and 2004, respectively                               300          295
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,144,465
     shares issued in 2005 and 2004                                                            421          421
 Additional paid-in capital                                                                258,848      255,829
 Retained deficit                                                                          (59,198)     (67,047)
 Deferred compensation                                                                      (1,116)           -
 Treasury stock, at cost-1,380,850 and 52,800 Class A shares in 2005 and 2004,
     respectively, and 5,280,000 Class B shares                                            (12,921)      (3,108)
                                                                                        ------------- ------------
      Total stockholders' equity                                                           186,334      186,390
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                                $251,952     $261,552
                                                                                        ============= ============


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                                    Years ended
                                                                    --------------------------------------------
                                                                      July 3,        June 27,        June 29,
                                                                       2005            2004            2003
                                                                    -------------- --------------  -------------

Net revenues                                                          $670,679       $603,978        $565,618
Cost of revenues                                                       395,028        351,111         324,565
                                                                    -------------- --------------  -------------
Gross profit                                                           275,651        252,867         241,053
Operating expenses:
 Marketing and sales                                                   198,935        172,251         170,013
 Technology and development                                             14,757         13,799          13,937
 General and administrative                                             35,572         30,415          29,593
 Depreciation and amortization                                          14,489         14,992          15,389
                                                                    -------------- --------------  -------------
     Total operating expenses                                          263,753        231,457         228,932
                                                                    -------------- --------------  -------------
Operating income                                                        11,898         21,410          12,121
Other income (expense):
 Interest income                                                         1,690          1,324           1,157
 Interest expense                                                         (481)          (663)           (982)
 Other, net                                                                140           (341)            (58)
                                                                    -------------- --------------  -------------
     Total other income, net                                             1,349            320             117
                                                                    -------------- --------------  -------------
Income before income taxes                                              13,247         21,730          12,238
Income taxes (benefit)                                                   5,398        (19,174)              -
                                                                    -------------- --------------  -------------
Net income                                                              $7,849        $40,904         $12,238
                                                                    ============== ==============  =============
Net income per common share:

 Basic                                                                   $0.12          $0.62           $0.19
                                                                    ============== ==============  =============
 Diluted                                                                 $0.12          $0.60           $0.18
                                                                    ============== ==============  =============

Weighted average shares used in the calculation of net income per common share:
 Basic                                                                  66,038         65,959          65,566
                                                                    ============== ==============  =============
 Diluted                                                                67,402         68,165          67,670
                                                                    ============== ==============  =============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
            Years ended July 3, 2005, June 27, 2004 and June 29, 2003
                        (in thousands, except share data)

                           Common Stock
                 --------------------------------------
                      Class A             Class B         Additional              Unearned     Treasury Stock
                 ------------------- -------------------  Paid-in     Retained   Stock-Based  ------------------  Stockholders'
                  Shares     Amount  Shares      Amount   Capital     Deficit    Compensation Shares    Amount    Equity
                 ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
June 30, 2002    28,319,677  $283    42,480,925   $425    $246,497   $(120,189)     $-        5,332,800  $(3,108)  $123,908

Exercise of
stock options       228,666     2             -      -         842           -       -                -        -        844
Employee stock
purchase plan        50,495     1             -      -         297           -       -                -        -        298

Conversion of
Class B common
stock into
Class A common
stock                81,010     1       (81,010)    (1)          -           -       -                -        -          -

Net income                -     -             -      -           -      12,238       -                -        -     12,238
                 ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
June 29, 2003    28,679,848   287    42,399,915    424      247,636   (107,951)       -       5,332,800   (3,108)   137,288

Exercise of
stock options       440,741     4             -      -        1,730          -        -               -        -      1,734
Employee stock
purchase plan        52,104     1             -      -          391          -        -               -        -        392

Reversal of
valuation
allowance related
to income tax
benefits from
employee stock
option exercises          -     -             -      -        6,072          -        -               -        -      6,072

Conversion of
Class B common
stock into Class
A common
stock               255,450     3      (255,450)    (3)           -          -        -               -        -          -

Net income                -     -             -      -            -     40,904        -               -        -          -
                 ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
June 27, 2004    29,428,143   295    42,144,465    421      255,829    (67,047)       -       5,332,800   (3,108)   186,390

Exercise of
stock options       228,695     2             -      -        1,064          -        -               -        -      1,066
Employee stock
purchase plan        75,846     1             -      -          466          -        -               -        -        467

Income tax benefit
from employee
stock option
exercises                 -     -             -      -          183          -        -               -        -        183
Issuance of
restricted stock    161,795     2             -      -        1,355          -   (1,357)              -        -          -
Amortization of
unearned stock-
based compensation,
net                       -     -             -      -            -          -      192               -        -        192
Forfeiture of
unvested restricted
stock                (5,876)    -             -      -          (49)         -       49               -        -          -
Treasury Stock            -     -             -      -            -          -        -       1,328,050   (9,813)    (9,813)

Conversion of Class
B common
stock into Class
A common stock            -     -             -      -            -          -         -              -        -          -
Net income                -     -             -      -            -      7,849         -              -        -      7,849
                 ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
July 3, 2005     29,888,603  $300    42,144,465   $421     $258,848   $(59,198)  $(1,116)     6,660,850 $(12,921)   $186,334
                 ========== ======== =========== ======== ========== =========== ============ ========= ========= ============

See accompanying notes.
                                      F-4

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Years ended
                                                         ------------------------------------------------
                                                          July 3, 2005    June 27, 2004   June 29, 2003
                                                         ---------------  --------------- ---------------

Operating activities:
Net income                                                  $7,849            $40,904       $12,238

Reconciliation of net income to net cash provided by
 operations:
    Depreciation and amortization                           14,489             14,992        15,389
    Deferred income taxes                                    4,702            (20,776)            -
    Stock compensation expense                                 192                  -             -
    Bad debt expense                                           270                437           426
    Other non-cash items                                         -                250            72
Changes in operating items, excluding the effects
  of acquisitions:
    Receivables                                               (655)            (1,683)        1,152
    Inventories                                             (6,345)               745        (4,723)
    Prepaid and other                                       (3,445)               691            12
    Accounts payable and accrued expenses                  (10,953)             1,624        (2,493)
    Other assets                                             4,584              5,829        (2,555)
    Other liabilities                                         (259)              (884)            1
                                                         ---------------  --------------- ---------------
  Net cash provided by operating activities                 10,429             42,129        19,519

Investing activities:
Acquisitions, net of cash acquired                         (50,965)                 -             -
Capital expenditures                                       (13,334)           (10,576)      (10,269)
Purchases of investments                                   (93,946)           (62,584)      (56,412)
Proceeds from sales of investments                         118,109             63,384        57,191
Other                                                          192                217           390
                                                         ---------------  --------------- ---------------
  Net cash used in investing activities                    (39,944)            (9,559)       (9,100)

Financing activities:
Acquisition of treasury stock                               (9,813)                 -             -
Proceeds from employee stock options/stock purchase plan     1,533              2,126         1,142
Repayment of notes payable and bank borrowings              (1,391)            (1,176)       (1,492)
Repayment of capital lease obligations                      (1,677)            (1,775)       (1,591)

                                                         ---------------  --------------- ---------------
  Net cash used in financing activities                    (11,348)              (825)       (1,941)
                                                         ---------------  --------------- ---------------
Net change in cash and equivalents                         (40,863)            31,745         8,478
Cash and equivalents:
  Beginning of year                                         80,824             49,079        40,601
                                                         ---------------  --------------- ---------------
  End of year                                             $ 39,961           $ 80,824      $ 49,079
                                                         ===============  =============== ===============


Supplemental Cash Flow Information:
__________________________________
- Interest paid amounted to $481, $663, and $982 for the years ended July 3, 2005, June 27, 2004 and June 29, 2003, respectively.
- The Company paid income taxes of approximately $762, net of tax refunds received for the year ended July 3, 2005. The Company received tax refunds, net of income taxes paid of approximately $1,476, and $0 for the years ended June 27, 2004 and June 29, 2003, respectively.

See accompanying notes.

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. ("1-800-FLOWERS.COM") is a leading gift retailer, providing a broad range of thoughtful gift products including flowers, plants, gourmet foods, cookies, cakes, candies, wine, gift baskets, and other unique gifts to our customers around the world. The 1-800-FLOWERS.COM family of brands also includes Plow & Hearth, a direct marketer of home and garden merchandise, GreatFood.com, a source for gourmet products, The Popcorn Factory, a manufacturer and direct marketer of premium popcorn and specialty food gifts, HearthSong and Magic Cabin, direct marketers of unique children's toys and games, The Winetasting Network, a distributor and direct-to-consumer wine marketer, and Cheryl&Co., a manufacturer and direct marketer of premium cookies and baked gift items. The Company operates in one business segment, providing its customers with convenient, multi-channel access via the Internet, telephone, catalogs and retail stores.

Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2005, which ended on July 3, 2005, consisted of 53 weeks, while fiscal years 2004 and 2003, which ended on June 27, 2004 and June 29, 2003, respectively, consisted of 52 weeks.

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

Buildings                                                      40 years
Leasehold Improvements                                       3-10 years
Furniture, Fixtures and Equipment                            3-10 years
Software                                                      3-5 years

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within other assets was $3.7 million and $3.8 million at July 3, 2005 and June 27, 2004, respectively, relating to prepaid catalog costs.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended July 3, 2005, June 27, 2004 and June 29, 2003, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at July 3, 2005 and June 27, 2004.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($1.5 million and $1.4 million at July 3, 2005 and June 27, 2004, respectively) have been recorded based upon previous experience and management's evaluation.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $107.8 million, $91.1 million, and $88.9 million for the years ended July 3, 2005, June 27, 2004 and June 29, 2003, respectively.

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

Stock-Based Compensation

The Company's employee stock based compensation plans are described more fully in Note 9. Employee stock option plans are accounted for under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. As all options issued had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time, no compensation expense was recognized.

Had compensation expense for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been as follows:

                                                                         Years ended
                                                     --------------  --------------  -------------
                                                         July 3,        June 27,        June 29,
                                                          2005            2004            2003
                                                     --------------  --------------  -------------
                                                          (in thousands, except per share data)

Net income, as reported                                 $7,849         $40,904          $12,238
Less: FAS 123 stock based compensation                  10,499 (1)       1,339 (2)        7,803
                                                     --------------  --------------  -------------
Pro forma net income (loss)                            $(2,650)        $39,565           $4,435
                                                     ==============  ==============  =============
Net income (loss) per share:
  Basic - As reported                                    $0.12           $0.62            $0.19
  Basic - Pro forma                                     ($0.04)          $0.60            $0.07
  Diluted - As reported                                  $0.12           $0.60            $0.18
  Diluted - Pro forma                                   ($0.04)          $0.58            $0.07

         (1) During fiscal 2005, the Company accelerated the vesting of all unvested stock options awarded to employees and officers which had an exercise price greater than $10.00 per share. Options to purchase approximately 0.8 million shares became exercisable immediately as a result of the vesting acceleration. The Company sought to balance the benefit of eliminating the requirement to recognize compensation expense in future periods with the need to continue to motivate employee performance through previously issued, but currently unvested, stock option grants. With those factors being considered, management determined it to be appropriate to accelerate only those unvested stock options where the strike price was reasonably in excess of the Company's then current stock price.

              The effect of the acceleration was an increase in pro-forma stock based employee compensation expense for the year ended July 3, 2005 of $3.0 million ($0.05 per basic and diluted share). As the Company will be adopting SFAS 123R, "Share-Based Payment," in the first quarter of fiscal 2006, the decision to accelerate the vesting of the identified stock options will reduce the Company's share-based compensation expense of approximately $2.1 million in fiscal 2006 and $0.9 million in fiscal 2007.

         (2) During fiscal 2004, FAS 123 stock based compensation is net of the income tax benefit of $6.1 million, associated with the removal of the valuation allowance on deferred tax assets arising from employee stock option exercises.

Comprehensive Income

For the years ended July 3, 2005, June 27, 2004 and June 29, 2003, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting primarily of employee stock options) outstanding during the period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No.123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The Company is adopting SFAS 123(R) effective July 4, 2005 using the modified prospective method. The impact of adopting SFAS 123(R) will be consistent with the impact in the proforma disclosure, excluding the effect of the option acceleration presented above.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

Note 3. Acquisitions

The Company accounts for its business combinations in accordance with SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and requires that all such transactions be accounted for using the purchase method. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

Acquisition of Cheryl & Co.

On March 28, 2005, the Company acquired all of the outstanding common stock of Cheryl & Co., a Westerville, Ohio-based manufacturer and direct marketer of premium cookies and related baked gift items, with annual revenues of approximately $33 million during its most recent year ended January 29, 2005. The purchase price of approximately $41.1 million, including acquisition costs, was funded utilizing the Company's available cash and investment balance, and included $6.3 million used to retire Cheryl & Co.'s outstanding debt.

Acquisition of The Winetasting Network

On November 15, 2004, the Company acquired all of the outstanding common stock of The Winetasting Network, a Napa, California based distributor and direct-to-consumer wine marketer. The purchase price of approximately $9.5 million, including acquisition costs was funded utilizing the Company's available cash and investment balance and included $2.4 million used to retire The Winetasting Network's long-term debt.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

                                                        Cheryl & Co.         The Winetasting
                                                          Purchase              Network
                                                           Price             Purchase Price
                                                         Allocation             Allocation
                                                     ------------------    --------------------
                                                               (in thousands)
  Current assets                                         $2,908                  $1,017
  Property, plant and equipment                           8,045                     209
  Deferred income tax asset (liability)                     (26)                  1,914
  Intangible assets                                      12,421                       -
  Goodwill                                               20,245                   8,202
  Other                                                     356                     126
                                                     ------------------    --------------------
    Total assets acquired                                43,949                  11,468
                                                     ------------------    --------------------
  Current liabilities                                     2,821                   1,983
                                                     ------------------    --------------------
    Net assets acquired                                 $41,128                  $9,485
                                                     ==================    ====================

Of the $12.4 million of acquired intangible assets related to the Cheryl & Co. acquisition, $8.3 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $4.1 million were allocated primarily to customer lists which are being amortized over the assets' determinable useful life of 5 to 6 years.

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Cheryl & Co. and The Winetasting Network had taken place at the beginning of fiscal year 2003. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                                                       Years Ended
                                                                       ---------------------------------------------
                                                                          July 3,       June 27,       June 29,
                                                                           2005          2004            2003
                                                                       -------------- --------------  --------------
                                                                             (in thousands, except per share data)

Net revenues                                                              $703,749      $645,206        $600,672

Net income                                                                 $ 8,808      $ 40,989        $ 11,628

Net income per common share
  Basic                                                                      $0.13        $ 0.62          $ 0.18
  Diluted                                                                    $0.13        $ 0.60          $ 0.17

Note 4. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                          July 3,      June 27,
                                                                           2005          2004
                                                                       -------------- -------------
                                                                             (in thousands)

Goodwill - beginning of year                                              $34,529        $37,692
Removal of deferred tax asset valuation allowance related to net
 operating losses acquired from GreatFood.com, Inc.                             -         (3,163)
Acquisition of The Winetasting Network                                      8,202              -
Acquisition of Cheryl&Co.                                                  20,245              -
Other                                                                         243              -
                                                                       -------------- -------------
Goodwill - end of year                                                     $63,219       $34,529
                                                                       ============== =============

The Company's intangible assets consist of the following:

                                                         July 3, 2005                              June 27, 2004
                                            -----------------------------------------------------------------------------
                                               Gross                                    Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization      Net
                             -------------- ----------- ---------------- ---------- ------------ -------------- ---------
                                                                              (in thousands)

Intangible assets with
determinable lives:
  Investment in licenses     14 - 16 years    $4,927           $3,438      $1,489       $4,927       $3,115      $1,812
  Customer lists               3 - 6 years     4,640            1,145       3,495          910          657         253
  Other                        5 - 8 years       555              170         385          194          137          57
                                            ----------- ---------------- ---------- ------------ -------------- ---------
                                              10,122            4,753       5,369        6,031        3,909       2,122

Trademarks with
  indefinite lives                 -           8,846                -       8,846          476            -         476
                                            ----------- ---------------- ---------- ------------ -------------- ---------
Total intangible
  assets                                     $18,968           $4,753     $14,215       $6,507       $3,909      $2,598
                                            =========== ================ ========== ============ ============== =========

The amortization of intangible assets for the years ended July 3, 2005, June 27, 2004 and June 29, 2003 was $0.8 million, $0.6 million, and $0.9 million, respectively. Future estimated amortization expense is as follows: 2006 - $1.0 million, 2007 - $1.0 million, 2008 - $1.0 million, 2009 - $1.0 million, and 2010
- $1.0 million, and thereafter - $0.4 million.

Note 5. Property, Plant and Equipment

                                                                          July 3,      June 27,
                                                                           2005          2004
                                                                       ------------- -------------
                                                                              (in thousands)

Land                                                                      $2,516           $666
Building and building improvements                                        16,255         12,038
Leasehold improvements                                                    16,891         11,767
Furniture and fixtures                                                     3,971          3,755
Equipment                                                                 14,979          8,016
Computer equipment                                                        44,796         41,173
Telecommunication equipment                                                7,008          6,842
Software                                                                  43,872         36,321
                                                                       -------------- -------------
                                                                         150,288        120,578
Accumulated depreciation and amortization                                 99,814         78,118
                                                                       -------------- -------------
                                                                         $50,474       $ 42,460
                                                                       ============== =============
Note 6. Long-Term Debt

                                                                          July 3,      June 27,
                                                                           2005          2004
                                                                       ------------- -------------
                                                                              (in thousands)

Commercial notes and revolving credit line (1-2)                          $4,152         $5,504
Seller financed acquisition obligations (3)                                   46             85
Obligations under capital leases (see Note 12)                             1,746          3,495
                                                                       -------------- --------------
                                                                           5,944          9,084
Less current maturities of long-term debt and obligations under
 capital leases                                                            2,597          3,022
                                                                       -------------- --------------
                                                                          $3,347         $6,062
                                                                       ============== ==============


The following notes and credit lines relate to obligations arising from, and collateralized by, the underlying assets of the Company's Plow & Hearth facility in Madison, Virginia.

(1) $5,000,000 revolving credit line, renewable on November 30, 2005 (none outstanding at July 3, 2005), bearing interest equal to the monthly LIBOR Index (3.34%) plus 1.50% per annum (4.84% at July 3, 2005).

(2)      $6,612,000 note dated June 27, 2003, ($4,152,000 outstanding at July 3,
         2005), bearing interest at 5.44% per annum. The note, which resulted from the consolidation and refinancing of a series of fixed and variable rate mortgage and equipment notes in June 2003, is payable in 60 equal monthly installments of principal and interest commencing August 1, 2003.

The following note relates to a seller-financed acquisition obligation, collateralized by either the stock or assets of various subsidiaries of the
Company:

(3) $160,000 non-interest bearing promissory note dated September 30, 1999 ($46,000 outstanding at July 3, 2005). The note is payable in 8 annual installments commencing August 2000.

As of July 3, 2005, long-term debt maturities, excluding amounts relating to capital leases, are as follows:

                                                                         Debt
Year                                                                  Maturities
----                                                                --------------
                                                                     (in thousands)

2006                                                                      $1,231
2007                                                                       1,413
2008                                                                       1,468
2009                                                                          86
                                                                    --------------
                                                                          $4,198
                                                                    ==============

Note 7.  Income Taxes

Significant components of the income tax provision (benefit) are as follows:

                                                                        Years ended
                                                         ------------------------------------------
                                                            July 3,        June 27,       June 29,
                                                            2005            2004           2003
                                                         ------------- --------------  ------------
                                                                          (in thousands)
Current provision:
  Federal                                                     $308            $677        $    -
  State                                                        388             923             -
                                                         ------------- --------------  ------------

                                                               696           1,600             -
Deferred provision (benefit):
   Federal                                                   3,313         (15,796)            -
   State                                                     1,389          (4,980)            -
                                                         ------------- --------------  ------------
                                                             4,702         (20,776)            -
                                                         ------------- --------------  ------------
Income tax provision (benefit)                              $5,398        $(19,174)       $    -
                                                         ============= ==============  ============

A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                        Years ended
                                                         ------------------------------------------
                                                            July 3,        June 27,       June 29,
                                                             2005           2004            2003
                                                         ------------- --------------  ------------


Tax at U.S. statutory rates                                 35.0%          35.0%          34.0%
State income taxes, net of federal tax benefit               8.7            2.8            5.9
Goodwill amortization                                        1.5             .5            1.0
Tax settlements                                                -            2.7              -
Change in tax rates                                            -            4.2              -
Change in valuation allowance                                  -         (140.1)         (39.7)
Other                                                       (4.5)           6.7           (1.2)
                                                        -------------  -------------- --------------
                                                            40.7%         (88.2)%          0.0%
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

The significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                        Years ended
                                                         ------------------------------------------
                                                            July 3,        June 27,       June 29,
                                                             2005           2004           2003
                                                         ------------- --------------  ------------
                                                                          (in thousands)

Deferred income tax assets:
  Net operating loss carryforwards                         $23,742         $27,878        $ 34,247
  Accrued expenses and reserves                              3,965           3,463           3,624
  Valuation allowance                                            -               -         (36,523)
Deferred income tax liabilities:
  Installment sales                                            (34)            (39)            (53)
  Tax in excess of book depreciation                          (293)         (1,291)         (1,295)
                                                        -------------- ---------------  --------------
Net deferred income tax assets                             $27,380         $30,011        $      -
                                                        ============== ===============  ==============

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

At  July  3,  2005,   the  Company's   federal  and  state  net  operating  loss
carryforwards were approximately $60.5 million, which, if not utilized, will begin to expire in fiscal year 2020.

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

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 3, 2005, the Company had repurchased 1,328,050 shares of common stock for $9.8 million, all of which was repurchased during the fiscal year ending July 3, 2005.

Note 9. Stock Based Compensation

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

At July 3, 2005, the Company has reserved approximately 16,117,883 shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

Stock Options Plans

The following table summarizes activity in stock options:

                                                               Years ended
                                    ------------------------------------------------------------------------
                                         July 3, 2005          June 27, 2004            June 29, 2003
                                    ----------------------- ------------------------- ----------------------
                                                 Weighted                 Weighted                 Weighted
                                      Shares      Average      Shares      Average      Shares      Average
                                       Under     Exercise      Under      Exercise      Under      Exercise
                                       Price      Price        Option      Price        Option       Price
                                    ------------ ---------- ------------  ----------- ------------ ---------

Balance, beginning of year           9,108,985     $8.45     10,001,345      $8.28      8,113,144    $8.95
Grants                               1,195,630     $8.12        154,800     $10.15      3,036,705    $6.55
Exercises                             (228,575)    $4.66       (440,741)     $3.93       (228,666)   $3.69
Forfeitures                           (598,579)   $10.82       (606,419)     $9.38       (919,838)   $9.43
                                    ------------            ------------               ------------
Balance, end of year                 9,477,461     $8.35      9,108,985      $8.45     10,001,345    $8.28
                                    ============            ============               ============


The following table summarizes information about stock options outstanding at July 3, 2005:

                                Options Outstanding                          Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-        Weighted-                       Weighted-
                                        Average          Average                         Average
                        Options        Remaining         Exercise        Options         Exercise
    Exercise Price    Outstanding  Contractual Life       Price        Exercisable        Price
------------------- -------------- ------------------ --------------- --------------- ---------------

     $1.61 - 2.00         277,325       3.0 years           $1.98            277,325        $1.98
     $3.31 - 3.65       1,378,542       5.4 years           $3.65          1,138,827        $3.65
     $4.02 - 4.50       1,154,045       4.8 years           $4.50          1,153,085        $4.50
     $5.06 - 6.42       1,744,560       7.2 years           $6.41            271,234        $6.39
     $6.45 - 7.81       1,101,040       8.5 years           $7.05            308,438        $6.76
    $7.82 - 11.58       1,545,173       7.7 years           $9.95            870,839       $11.11
   $11.64 - 12.74         455,336       4.6 years          $12.41            455,336       $12.41
   $12.87 - 12.87       1,119,744       6.5 years          $12.87          1,119,744       $12.87
   $12.95 - 15.77         111,900       6.1 years          $13.98            111,900       $13.98
   $21.00 - 21.00         589,796       4.1 years          $21.00            589,796       $21.00
                    --------------                                    ---------------
                        9,477,461       6.4 years           $8.35          6,296,524        $9.12
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

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

                                                                        Years ended
                                                         ------------------------------------------
                                                            July 3,        June 27,       June 29,
                                                             2005           2004           2003
                                                         ------------- --------------  ------------

Weighted average fair value of options granted               $4.44          $5.99          $3.95
Risk-free interest rate                                       3.75%          3.61%          3.95%
Expected life (in years)                                      5.0            5.0            5.0
Expected volatility                                          60.5%          67.8%          70.0%
Expected dividend yield                                       0.0%           0.0%           0.0%


Restricted Stock Grants

From time to time, the Company grants restricted stock to key employees under its 2003 Plan. The number of shares granted to employees during the years ended July 3, 2005, June 27, 2004 and June 29, 2003 were 161,795, 0 and 0, respectively. The value of all the granted shares was established by the market price on the date of grant. The unearned compensation is shown as a reduction of stockholders' equity and is being amortized ratably over the vesting period. During the years ended July 3, 2005, June 27, 2004 and June 29, 2003, the Company recognized $192,000, $0 and $0, respectively in general and administrative expense related to the grants, net of forfeitures.

Note 10. Employee Stock Purchase Plan

In December 2000, the Company's Board of Director's approved the 1-800-FLOWERS.COM, Inc. 2001 Employee Stock Purchase Plan (ESPP), a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, to provide substantially all employees who have completed six months of service, an opportunity to purchase shares of the Company's Class A common stock. Employees may contribute a maximum of 15% of eligible compensation, but in no event can an employee purchase more than 500 shares on any purchase date. Offering periods have a duration of six months, and the purchase price per share will be the lower of: (i) 85% of the fair market value of a share of Class A common stock on the last trading day of the applicable offering period, or (ii) 85% of the fair market value of a share of Class A common stock on the last trading day before the commencement of the offering period. The ESPP was terminated on June 30, 2005.

Note 11. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company made contributions of $0.3 million, $0.3 million and $0.4 million, for the years ended July 3, 2005, June 27, 2004 and June 29, 2003, respectively.

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

The Company leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $17.9 million and $18.4 million at July 3, 2005 and June 27, 2004, respectively, and accumulated amortization of $17.1 million and $15.6 million, respectively. In addition, the Company subleases land and buildings (which are leased from third parties) to certain of its franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

The Company has a $5.0 million equipment lease line of credit with a bank. Interest under this line, which is renewable annually, is determined on the date of each commitment to borrow and is based on the bank's base rate on such date. At July 3, 2005, approximately $1.7 million is outstanding. The borrowings, which bear interest at rates ranging from 5.39% to 6.36% annually, are payable in 60 monthly installments of principal and interest commencing in February 2001. Borrowings under the line are collateralized by the underlying equipment purchased and an equal amount of pledged investments.

As of July 3, 2005, future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

                                                               Obligations
                                                                  Under
                                                                 Capital      Operating
                                                                 Leases        Leases
                                                               ------------  ------------
                                                                    (in thousands)

  2006                                                            $1,440        $7,465
  2007                                                               367         6,560
  2008                                                                12         5,906
  2009                                                                12         4,959
  2010                                                                 7         4,057
  Thereafter                                                           -        28,311
                                                                 ------------  ------------
  Total minimum lease payments                                    $1,838       $57,258
                                                                               ============

  Less amounts representing interest                                 (92)
                                                               ------------
  Present value of net minimum lease payments                     $1,746
                                                               ============

At July 3, 2005, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                          Sublease       Sublease
                                                                           Income         Expense
                                                                        -------------- --------------
                                                                               (in thousands)

  2006                                                                       $2,462         $2,448
  2007                                                                        2,002          1,989
  2008                                                                        1,572          1,559
  2009                                                                        1,182          1,171
  2010                                                                          647            644
  Thereafter                                                                    988            979
                                                                        -------------- --------------
                                                                             $8,853         $8,790
                                                                        ============== ==============

In addition to the above, the Company has agreed to provide rent guarantees for leases entered into by certain franchisees with third party landlords. At July 3, 2005, the aggregate minimum rent payable by franchisees guaranteed by the Company was approximately $0.1 million. Rent expense was approximately $9.7 million, $8.9 million, and $9.0 million for the years ended July 3, 2005, June 27, 2004 and June 29, 2003, respectively.

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

                             1-800-FLOWERS.COM, INC.

                 Schedule II - Valuation and Qualifying Accounts

                                                                             Additions
                                                                  --------------------------------
                                                 Balance at        Charged to       Charged to                         Balance at
                                                  Beginning          Costs       Other Accounts-     Deductions-         End of
   Description                                    of Period       and Expenses       Describe        Describe (a)        Period
--------------------------------------------- ------------------  -------------  ----------------- -----------------  -------------
Reserves and allowances deducted from asset
accounts:

Reserve for estimated doubtful
  accounts-accounts/notes receivable

Year Ended July 3, 2005                          $1,449,000         $270,000       $     -           $(182,000)        $1,537,000
Year Ended June 27, 2004                         $1,277,000         $437,000       $     -           $(265,000)        $1,449,000
Year Ended June 29, 2003                         $1,016,000         $426,000       $     -           $(165,000)        $1,277,000


-----------------------------------

(a) Reduction in reserve due to write-off of accounts/notes receivable balances.