Form 10-Q
period 2005-10-02
1 800 FLOWERS COM INC
filed 2005-11-14
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 2, 2005
                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)


The number of shares outstanding of each of the Registrant's classes of common stock:

                                   28,194,056
                                   ----------
  (Number of shares of Class A common stock outstanding as of November 2, 2005)

                                   36,864,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of November 2, 2005)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

Part I.   Financial Information

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets - October 2, 2005
            (Unaudited) and July 3, 2005                                      1

           Consolidated Statements of Income (Unaudited) - Three
            Months Ended October 2, 2005 and September 26, 2004               2

           Consolidated Statements of Cash Flows (Unaudited) -
            Three Months Ended October 2, 2005 and September 26,
            2004                                                              3

           Notes to Consolidated Financial Statements (Unaudited)             4

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

  Item 4.  Controls and Procedures                                           16

Part II.  Other Information

  Item 1.  Legal Proceedings                                                 17

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       17

  Item 3.  Defaults upon Senior Securities                                   17

  Item 4.  Submission of Matters to a Vote of Security Holders               17

  Item 5.  Other Information                                                 17

  Item 6.  Exhibits                                                          17

Signatures                                                                   18

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                      October 2,      July 3,
                                                                                        2005           2005
                                                                                     ------------- -------------
                                                                                      (Unaudited)

Assets
Current assets:
 Cash and equivalents                                                                $  10,557       $ 39,961
 Short-term investments                                                                      -          6,647
 Receivables, net                                                                       12,926         10,619
 Inventories                                                                            46,312         28,675
 Deferred income taxes                                                                  14,584         10,219
 Prepaid and other                                                                       7,710          5,289
                                                                                     ------------- -------------
    Total current assets                                                                92,089        101,410

Property, plant and equipment, net                                                      54,323         50,474
Goodwill                                                                                63,251         63,219
Other intangibles, net                                                                  14,040         14,215
Deferred income taxes                                                                   17,161         17,161
Other assets                                                                            18,058          5,473
                                                                                     ------------- -------------
Total assets                                                                          $258,922       $251,952
                                                                                     ============= =============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                 $70,792       $ 57,121
 Current maturities of long-term debt and obligations under capital leases               2,363          2,597
                                                                                     ------------- -------------
    Total current liabilities                                                           73,155         59,718
Long-term debt and obligations under capital leases                                      2,938          3,347
Other liabilities                                                                        3,387          2,553
                                                                                     ------------- -------------
Total liabilities                                                                       79,480         65,618
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                  -              -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,756,966
   and 29,888,603 shares issued at October 2, 2005 and July 3, 2005, respectively          298            300
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,144,465
   shares issued at October 2, 2005 and July 3, 2005                                       421            421
 Additional paid-in capital                                                            258,792        258,848
 Retained deficit                                                                      (65,824)       (59,198)
 Deferred compensation                                                                       -         (1,116)
 Treasury stock, at cost-1,562,850 and 1,380,850 Class A shares at October 2,
   2005 and July 3, 2005, respectively and 5,280,000 Class B shares                    (14,245)       (12,921)
                                                                                     ------------- -------------
    Total stockholders' equity                                                         179,442        186,334
                                                                                     ------------- -------------
Total liabilities and stockholders' equity                                            $258,922       $251,952
                                                                                     ============= =============

         See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended
                                                             ---------------------------------
                                                                October 2,      September 26,
                                                                  2005              2004
                                                             ---------------- ----------------

  Net revenues                                                  $112,765          $97,514
  Cost of revenues                                                66,739           57,942
                                                             ---------------- ----------------

  Gross profit                                                    46,026           39,572
  Operating expenses:
   Marketing and sales                                            38,224           29,892
   Technology and development                                      4,769            3,104
   General and administrative                                     10,636            7,602
   Depreciation and amortization                                   3,524            3,896
                                                             ---------------- ----------------
     Total operating expenses                                     57,153           44,494
                                                             ---------------- ----------------
  Operating loss                                                 (11,127)          (4,922)
  Other income (expense):
   Interest income                                                   215              382
   Interest expense                                                  (84)            (141)
   Other                                                               6                4
                                                             ---------------- ----------------
  Total other income, net                                            137              245
                                                             ---------------- ----------------
  Loss before income taxes                                       (10,990)          (4,677)
  Income tax benefit                                              (4,364)          (1,967)
                                                             ---------------- ----------------
  Net loss                                                       ($6,626)         ($2,710)
                                                             ================ ================

  Basic and diluted net loss per common share                     ($0.10)          ($0.04)
                                                             ================ ================
  Weighted average shares used in the calculation
   of basic and diluted net loss per common share                 65,088           66,210
                                                             ================ ================


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                   --------------------------------
                                                                                      October 2,     September 26,
                                                                                        2005             2004
                                                                                   ---------------  ---------------

Operating activities:
Net loss                                                                                ($6,626)        ($2,710)
Reconciliation of net loss to net cash used in operations:
 Depreciation and amortization                                                            3,524           3,896
 Deferred income taxes                                                                   (4,365)         (1,967)
 Share based compensation expense                                                           937               -
 Bad debt expense                                                                            75              46
 Changes in operating items:
   Receivables                                                                           (2,382)           (794)
   Inventories                                                                          (17,637)        (13,733)
   Prepaid and other                                                                     (2,419)         (2,164)
   Accounts payable and accrued expenses                                                 13,671          (5,685)
   Other assets                                                                         (12,668)         (2,404)
   Other liabilities                                                                        834             405
                                                                                   ---------------  ---------------
 Net cash used in operating activities                                                  (27,056)        (25,110)

Investing activities:
Purchase of investments                                                                       -         (26,090)
Sale of investments                                                                       6,647          25,828
Capital expenditures                                                                     (7,196)         (2,945)
Other                                                                                        38              58
                                                                                   ---------------  ---------------
 Net cash used in investing activities                                                     (511)         (3,149)

Financing activities:
Acquisition of treasury stock                                                            (1,324)         (1,173)
Proceeds from employee stock options                                                        122             146
Repayment of notes payable and bank borrowings                                             (237)           (337)
Payment of capital lease obligations                                                       (398)           (411)
                                                                                   ---------------  ---------------
 Net cash used in financing activities                                                   (1,837)         (1,775)
                                                                                   ---------------  ---------------
Net change in cash and equivalents                                                      (29,404)        (30,034)
Cash and equivalents:
 Beginning of period                                                                     39,961          80,824
                                                                                   ---------------  ---------------
 End of period                                                                          $10,557         $50,790
                                                                                   ===============  ===============





See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2006.

The balance sheet information at July 3, 2005 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

For the three months ended October 2, 2005 and September 26, 2004, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

Note 2 - Net (Loss) Income Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of 1,314,000 and 1,404,000 dilutive potential common shares (primarily employee stock options) for the three months ended October 2, 2005 and September 26, 2004, respectively, as their inclusion would be antidilutive.

Note 3 - Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 9 of the Company's 2005 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards.

Prior to July 4, 2005, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation had been reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

In December 2004, the Financial  Accounting  Standards  Board (FASB) issued SFAS
No. 123 (R), "Share-Based Payment." This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the three months ended October 2, 2005, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 4, 2005:

                                                                               Three months
                                                                                   ended
                                                                              October 2, 2005
                                                                    --------------------------------------
            Stock-option compensation expense recognized (*):        (in thousands, except per share data)


             Marketing and sales                                                 $298
             Technology and development                                           127
             General and administrative                                           425
                                                                               ----------
             Total                                                                850
             Related deferred income tax benefit                                  175
                                                                               ----------
             Increase in net loss                                                $675
                                                                               ==========
             Impact on basic and diluted net loss per common
                share                                                          ($0.01)
                                                                               ==========


             (*) excludes the impact of amortization of restricted stock awards in the amount of $87, ($52, net of tax)



Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Total stock based compensation expense, which includes both expense from stock options and restricted stock awards, totaled $937 thousand ($727 thousand, net of tax) during the three months ended October 2, 2005.

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 4, 2005:

                                                                           Three months ended
                                                                            September 26, 2004
                                                                   --------------------------------------
                                                                    (in thousands, except per share data)


             Net loss - As reported                                            ($2,710)
              Less: Stock-option compensation expense (*)                        1,711
                                                                              -----------
             Net loss - Pro forma                                              ($4,421)
                                                                              ===========

             Net loss per share:
              Basic and diluted - As reported                                   ($0.04)
              Basic and diluted - Pro forma                                     ($0.07)
                                                                              ===========



            (*) no restricted stock awards had been awarded prior to
                January 2005

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

                                                                               Three months ended
                                                                         -----------------------------
                                                                           October 2,    September 26,
                                                                             2005            2004
                                                                         -------------  --------------

Weighted average fair value of options granted                               $3.38          $4.67
Expected volatility                                                          46.0%          70.0%
Expected life                                                                 5.2 years      5.0 years
Risk-free interest rate                                                       4.17%          3.25%
Expected dividend yield                                                       0.00%          0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of options granted in fiscal 2005 was based on the Company's historical share option exercise experience. Due to minimal exercising of stock options, in fiscal 2006, the Company estimated the expected life of options granted to be the average of the Company's historical expected term from vest date and the midpoint between the average vesting term and the contractual term. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%.

The following table summarizes stock option activity during the three months ended October 2, 2005:

                                                                                        Weighted
                                                                                         Average
                                                                          Weighted      Remaining     Aggregate
                                                                          Average      Contractual    Intrinsic
                                                          Options      Exercise Price     Term       Value (000's)
                                                        -----------------------------------------------------------
Outstanding at July 3, 2005                              9,477,461        $8.35
Granted                                                     55,000        $7.28
Exercised                                                  (23,895)       $5.10
Forfeited                                                 (118,892)      $10.41
Outstanding at October 2, 2005                           9,389,674        $8.32         6.1 years       $10,102
                                                        ===========
Options vested or expected to vest at October 2, 2005    8,938,970        $8.32         6.1 years        $9,617
Exercisable at October 2, 2005                           6,343,349        $9.03         5.5 years        $8,404

As of October 2, 2005, the total future compensation cost related to nonvested options not yet recognized in the statement of income was $5.2 million and the weighted average period over which these awards are expected to be recognized was 2.1 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). In fiscal 2005, the Company recorded the grant date fair value of unvested shares of Restricted Stock as unearned stock-based compensation ("Deferred Compensation"). In accordance with SFAS No. 123(R), in fiscal 2006, the Company reclassified the balance of Deferred Compensation against additionalpaid-in capital, and reduced its shares of Class A Common Stock issued accordingly.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The following table summarizes the activity of non-vested restricted stock during the three months ended October 2, 2005:

                                                                                   Weighted
                                                                                 Average Grant
                                                                                   Date Fair
                                                                     Shares          Value
                                                                  -------------  ---------------
               Non-vested at July 3, 2005                             155,919        $8.39
               Granted                                                 28,924        $6.67
               Vested                                                      (-)           -
               Forfeited                                               (5,000)       $8.45
                                                                  -------------
               Non-vested at October 2, 2005                          179,843        $8.11
                                                                  =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of October 2, 2005, there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.8 years.

Note 4 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                                        October 2,
                                                                                          2005
                                                                                     ---------------
                                                                                      (in thousands)

                Goodwill - beginning of year                                             $63,219
                Other - acquisition costs                                                     32
                                                                                       ------------
                Goodwill - end of period                                                 $63,251
                                                                                       ============

The Company's other intangible assets consist of the following:

                                                        October 2, 2005                           July 3, 2005
                                            ------------------------------------- --------------------------------------
                                               Gross                                Gross
                              Amortization   Carrying    Accumulated               Carrying     Accumulated
                                 Period       Amount     Amortization      Net      Amount      Amortization     Net
                             -------------- ----------- -------------- ---------- ----------- --------------- ----------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
  Investment in licenses    14 - 16 years       $4,927       $3,519       $1,408      $4,927        $3,438       $1,489
  Customer lists              3 - 6 years        4,640        1,227        3,413       4,640         1,145        3,495
  Other                       5 - 8 years          555          182          373         555           170          385
                                             ----------- -------------- ---------- ----------- --------------------------
                                                10,122        4,928        5,194      10,122         4,753        5,369

 Trademarks with
  indefinite lives                -              8,846            -        8,846       8,846             -        8,846
                                             ----------- -------------- ---------- ----------- -------------- -----------
 Total identifiable
    intangible assets                          $18,968       $4,928      $14,040     $18,968        $4,753      $14,215
                                             =========== ============== ========== =========== ==========================

Estimated amortization expense is as follows: remainder of fiscal 2006 - $0.8 million, fiscal 2007 - $1.0 million, fiscal 2008 - $1.0 million, fiscal 2009 - $0.9 million, fiscal 2010 - $0.9 million, fiscal 2011 - $0.5 million and thereafter - $0.1 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 5 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                          October 2,     July 3,
                                                                                            2005          2005
                                                                                        -------------- -----------
                                                                                              (in thousands)

       Commercial notes and revolving credit lines (*)                                       $3,937        $4,152
       Seller financed acquisition obligations                                                   23            46
       Obligations under capital leases                                                       1,341         1,746
                                                                                         ------------- -----------
                                                                                              5,301         5,944
       Less current maturities of long-term debt and obligations under
         capital leases                                                                       2,363         2,597
                                                                                         ------------- -----------
                                                                                             $2,938        $3,347
                                                                                         ============= ===========

     (*) refer to Note 8 - Subsequent Event-Revolving Credit Line for additional information

Note 6 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three months ending October 2, 2005 and September 26, 2004 was 39.7% and 42.1%, respectively. The effective tax rate for the three months ended October 2, 2005 included a benefit relating to the income tax impact associated with accounting for stock-based compensation as required by SFAS No. 123(R), which was adopted by the Company on July 4, 2005. The effect of this benefit was to decrease the effective tax rate by approximately 1.6%.

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

Note 8 - Subsequent Event-Revolving Credit Line

In order to fund working capital requirements for its upcoming holiday selling season and to support letters of credit, in addition to its existing credit line of $5.0 million, on October 27, 2005, the Company established a second line of credit in the amount of $20.0 million, bringing its total available credit facilities to $25.0 million. Both lines, which are collateralized by the Company's working capital, bear interest equal to the applicable LIBOR Index plus 1.50% per annum.

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

Overview

For more than 25 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice (sm)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped from our growers to your door fresh. Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Gift advisors are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com) and wine gifts from the WineTasting Network(R) (www.ambrosiawine.com and www.winetasting.com). 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

Results of Operations

Net Revenues

                                                             Three Months Ended
                                            -----------------------------------------------
                                               October 2,      September 26,
                                                 2005             2004          % Change
                                            ---------------- --------------- --------------
                                                            (in thousands)

                   Net revenues:
                    Online                     $62,273          $53,086          17.3%
                    Telephonic                  38,382           37,586           2.1%
                    Retail/fulfillment          12,110            6,842          77.0%
                                            ---------------- ---------------
                   Total net revenues         $112,765          $97,514          15.6%
                                            ================ ===============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's combined online and telephonic revenue growth of 11% during the three months ended October 2, 2005 was due to an increase in order volume resulting from: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, (iii) increased spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth, and (iv) the continued improvement in the sale of home decor gift items, following the turnaround which began during the Company's second quarter of fiscal 2005. In addition, revenues during the three months ended October 2, 2005 were favorably impacted by the incremental sales generated from Cheryl & Co., a manufacturer of cookies and baked gifts, which was acquired in March 2005. During the three months ended October 2, 2005, non-floral gift products accounted for 37.9% of total combined telephonic and online net revenues, which was slightly higher than the 37.4% during the same period of the prior year.

The Company fulfilled approximately 1,596,000 orders through its combined telephonic and online sales channels during the three months ended October 2, 2005, an increase of 13.5% over the prior year period. Order volume through the Company's online sales channel, which contributed 61.9% of total combined telephonic and online revenues during the three months ended October 2, 2005, compared to 58.5% in the prior year period, increased by 18.4% as a result of additional marketing efforts through search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel. During the three months ended October 2, 2005, revenue generated through the Company's telephonic sales channel increased by 2.1%, driven primarily by the sales of Cheryl & Co., which was acquired in March 2005. The Company's combined telephonic and online average order value of $63.08 decreased by 2.1% in comparison to the prior year period, due primarily to the addition of the Cheryl & Co. product line which has a lower average sale.

Retail/fulfillment revenues for the three months ended October 2, 2005 increased in comparison to the same period of the prior year, primarily as a result of:
(i) increased membership and sales of product and service offerings to the Company's BloomNet(TM) network, (ii) winery services revenue generated by The Winetasting Network, acquired in November 2004, and (iii) retail and wholesale bakery product revenue from Cheryl & Co.

During the second half of fiscal 2005, the Company implemented plans designed to extend the Company's leadership position in the floral and thoughtful gift marketplace, through increased marketing spend intended to drive customer acquisition, particularly in the floral gift category, and to further extend its popular gourmet and sweetshop offerings through internal growth and acquisition of complementary product lines. The Company has made significant progress in integrating both The Winetasting Network and Cheryl & Co., acquisitions, and combined with The Popcorn Factory and the Company's other offerings in candy, gourmet foods, and gift baskets, expects that its Food, Wine and Gift Basket collection positions the Company for continued strong growth during the upcoming holiday season. The Company intends to continue to increase its media presence and the depth of its marketing programs, and to further expand its BloomNet business-to-business floral operations and build out its supporting technology platform. While the Company believes that these investments have impacted the Company's earnings growth over the short term, over the longer term, the Company believes that this strategy will enable it to achieve sustainable double digit revenue growth and provide further leverage within its business model and therefore improved profitability.

Gross Profit

                                                      Three Months Ended
                                         ---------------------------------------------

                                             October 2,    September 26,
                                               2005            2004         % Change
                                         --------------  --------------- -------------
                                                         (in thousands)

                    Gross profit            $46,026          $39,572        16.3%
                    Gross margin %            40.8%            40.6%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three months ended October 2, 2005, in comparison to the same period of the prior year, as a result of increased revenues across all sales channels, as well as improved gross margin percentage, up 20 basis points over the prior year, despite increases in carrier fuel surcharges, due to:
(i)improved  product  margins on the Company's  home and garden  product  lines,
(ii)pricing initiatives, and (iii) product mix, which was favorably impacted by the addition of the Cheryl & Co. product line, which has higher gross margins.

During fiscal 2006, although varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will continue to improve, primarily through the growth of its higher margin specialty brand gift categories, including the recent acquisition of Cheryl & Co., and through improved sourcing, pricing initiatives and customer service and fulfillment enhancements which are expected to mitigate continued pressure on shipping costs.

Marketing and Sales Expense

                                                          Three Months Ended
                                             ---------------------------------------------
                                                 October 2,    September 26,
                                                   2005            2004         % Change
                                             --------------- ---------------- ------------
                                                             (in thousands)

                  Marketing and sales           $38,224         $29,892          27.9%
                  Percentage of net revenues      33.9%           30.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. During the three months ended October 2, 2005, traditionally the Company's smallest in terms of revenues due to the lack of gifting occasions during the summer months, marketing and sales expenses increased over the prior year, as a result of: (i) the Company's efforts to increase new customer acquisition and accelerate top-line growth through increased spending in online and broadcast advertising, (ii) personnel required to expand its BloomNet(TM) business-to-business floral operations, (iii) carrying costs associated with the acquisitions made during fiscal 2005, which generate the majority of their revenues and profitability during the second quarter, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details. As a result of the Company's cost-efficient customer retention programs, of the 1,306,000 customers who placed orders during the three months ended October 2, 2005, approximately 61.1% represented repeat customers, compared to 60.5% in the prior year period. In addition, as a result of the strength of the Company's brands, combined with its cost-efficient marketing programs, the Company added approximately 508,000 new customers during the three months ended October 2, 2005.

During the remainder of fiscal 2006, the Company expects to increase its marketing and sales spending in order to accelerate its rate of new customer acquisition, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will include an increasing presence in online search and affiliate relationships, as well as in direct marketing and broadcast advertising programs. In addition, the Company plans to continue to add personnel to grow its BloomNet(TM) membership and support the anticipated growth of its recently acquired wine business and gourmet cookie businesses. As a result, over the short term the Company expects that marketing and sales expense, as a percentage of revenue, will be consistent with the prior year.

Technology and Development Expense

                                                          Three Months Ended
                                             ----------------------------------------------
                                                 October 2,    September 26,
                                                   2005            2004         % Change
                                             --------------- ---------------- -------------
                                                              (in thousands)

                 Technology and development     $4,769           $3,104          53.6%
                 Percentage of net revenues       4.2%             3.2%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three months ended October 2, 2005, technology and development expense increased as a result of the incremental expenses associated with the acquisition of The Winetasting Network in November 2004 and Cheryl & Co. in March 2005, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform, and the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details. During the three months ended October 2, 2005 and September 26, 2004, the Company expended $9.3 million and $5.1 million, respectively, on technology and development, of which $4.5 million and $2.0 million, respectively, has been capitalized.

Although over the longer term, the Company believes that it will continue to demonstrate its ability to leverage its IT platforms, during the remainder of fiscal 2006, the Company intends to improve the technology infrastructure of its wine gift business, and cookies and baked gifts business, and therefore expects that technology and development spending as a percentage of net revenues will be consistent with the prior year.

General and Administrative Expense

                                                          Three Months Ended
                                             ----------------------------------------------
                                                 October 2,    September 26,
                                                   2005            2004         % Change
                                             --------------- ---------------- -------------
                                                              (in thousands)

                 General and administrative     $10,636          $7,602          39.9%
                 Percentage of net revenues        9.4%            7.8%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased during the three months ended October 2, 2005 in comparison to the prior year, primarily as a result of the following: (i) incremental expenses associated with the Company's wine gift and baked cookies and related product lines, (ii) expenses associated with the Company's corporate headquarters relocation, which is scheduled to be completed in the second quarter of fiscal 2006, (iii) increased costs associated with the Company's BloomNet business-to-business expansion, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements, as a result of the incremental expenses associated with the acquisitions of The Winetasting Network and Cheryl & Co., the Company expects that its general and administrative expenses as a percentage of net revenue during fiscal 2006 will be consistent with, or increase slightly, in comparison to fiscal 2005.


Depreciation and Amortization Expense

                                                          Three Months Ended
                                             ----------------------------------------------
                                                 October 2,    September 26,
                                                   2005            2004         % Change
                                             --------------- ---------------- -------------


             Depreciation and amortization       $3,524        $3,896            (9.5%)
             Percentage of net revenues            3.1%          4.0%


Depreciation and amortization expense during the three months ended October 2, 2005 decreased in comparison to the prior year period, reflecting the impact of the Company's declining rate of capital additions, and the leverage of the Company's existing infrastructure.

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


Other Income (Expense)

                                                          Three Months Ended
                                             ----------------------------------------------
                                                 October 2,    September 26,
                                                   2005            2004         % Change
                                             --------------- ---------------- -------------
                                                              (in thousands)

             Interest income                     $215              $382           (43.7%)
             Interest expense                     (84)             (141)           40.4%
             Other                                  6                 4            50.0%
                                             --------------- ----------------
                                                 $137              $245           (44.1%)
                                             =============== ================

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt. The decrease in other income (expense) during the three months ended October 2, 2005 was primarily attributable to lower interest income, resulting from a decrease in average cash balances, due to the acquisitions of the Winetasting Network in November 2004 and Cheryl & Co. in March 2005 as well as the Company's stock buy-back programs, offset in part by lower interest expense due to maturing debt and capital lease obligations.

Income Taxes

During the three months ended October 2, 2005 and September 26, 2004, the Company recorded an income tax benefit of $4.4 million and $2.0 million, respectively. The Company's effective tax rate for the three months ending October 2, 2005 and September 26, 2004 was 39.7% and 42.1%, respectively. The effective tax rate for the three months ended October 2, 2005 included a benefit relating to the income tax impact associated with accounting for stock-based compensation as required by SFAS No. 123(R), which was adopted by the Company on July 4, 2005. The effect of this benefit was to decrease the effective tax rate by approximately 1.6%.

Liquidity and Capital Resources

At October 2, 2005, the Company had working capital of $18.9 million, including cash and equivalents of $10.6 million, compared to working capital of $41.7 million, including cash and equivalents and short-term investments of $46.6 million, at July 3, 2005.

Net cash used in operating activities of $27.1 million for the three months ended October 2, 2005 was primarily attributable to the Company's net loss, non-cash charges for deferred income taxes, and changes in working capital, including increases in inventory, receivables and prepaids, as well as other assets, consisting primarily of prepaid catalog production costs (included in other assets), partially offset by higher accounts payable and accrued expenses, all of which increased in preparation for the upcoming holiday selling season.

Net cash used in investing activities of $0.5 million for the three months ended October 2, 2005 was primarily attributable to capital expenditure related to the Company's technology infrastructure, offset in part by net proceeds from the sale of the Company's short-term investments.

Net cash used in financing activities of $1.8 million for the three months ended October 2, 2005, resulted primarily from cash used to repurchase 182,000 shares of the Company's Class A common stock, which were placed in treasury, for approximately $1.3 million, as well as the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. During fiscal 2005, the Company utilized available cash balances to fund its acquisitions of The Winetasting Network and Cheryl & Co., as well as its share repurchase program, which in aggregate amounted to $60.8 million. In order to fund working capital requirements for its upcoming holiday selling season and to support letters of credit, in addition to its existing credit line of $5.0 million, on October 27, 2005, the Company established a second line of credit in the amount of $20.0 million, bringing its total available credit facilities to $25.0 million. Both lines, which are collateralized by the Company's working capital, bear interest equal to the applicable LIBOR Index plus 1.50% per annum.

At October 2, 2005, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                         (in thousands)
                                                          Less than 1           1 - 3          3 - 5          More than 5
                                             Total               year           years          years                years
                                        -----------    ---------------    ------------   -------------     ----------------
Long-term debt                              $4,300             $1,517          $2,783              $-                   $-
Capital lease obligations                    1,411              1,187             224               -                    -
Operating lease obligations                 60,349              8,665          15,367           9,007               27,310
Sublease obligations                         8,174              2,331           3,343           1,624                  876
Purchase commitments (*)                    38,646             38,646               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
  Total                                   $112,880            $52,346         $21,717         $10,631              $28,186
                                        ===========    ===============    ============   =============     ================

(*) Purchase commitments consist primarily of inventory and equipment purchase orders and online marketing agreements made in the ordinary course of business.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of October 2, 2005, the Company had repurchased 1.5 million shares of common stock for $11.1 million, of which 182,000 shares of common stock for $1.3 million was repurchased during the three months ending October 2, 2005.

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

Stock-based Compensation

With the implementation of SFAS No. 123(R) effective July 4, 2005, stock-based compensation changes our financial statements as detailed in Note 3 to the financial statements. Determining the amount and distribution of expense for stock-based compensation, as well as the associated impact to the balance sheet and statement of cash flows, requires the Company to develop estimates of the fair value of stock-based compensation expenses. The most significant factors of that expense require estimates or projections including the expected volatility, expected lives and estimate forfeiture rates of employee stock options, and are determined based on historical measurements and expected outcomes, and the Company's interpretation of regulatory guidance.

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

Recent Accounting Pronouncements

In December 2004, the Financial  Accounting  Standards  Board (FASB) issued SFAS
No. 123 (R), "Share-Based Payment." This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the three months ended October 2, 2005, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 4, 2005:

                                                                               Three months
                                                                                   ended
                                                                              October 2, 2005
                                                                   ------------------------------------
              Stock-option compensation expense recognized (*):    (in thousands, except per share data)

               Marketing and sales                                                 $298
               Technology and develment                                             127
               General and administtive                                             425
                                                                                ----------
               Total                                                                850

               Related deferred income tax benefit                                  175
                                                                                ----------
               Increase in net loss                                                $675
                                                                                ==========
               Impact on basic and diluted net loss per  common
                   share                                                         ($0.01)
                                                                                ==========

                 (*) exludes the impact of amortization of restricted stock awards in the amount of $87, ($52, net of tax)



Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Total stock based compensation expense, which includes both expense from stock options and restricted stock awards, totaled $937 thousand ($727 thousand, net of tax) during the three months ended October 2, 2005.

Refer to Note 3 - Stock-Based Compensation for further information regarding disclosure required in accordance with SFAS No. 123(R).

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)during the three months ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first quarter of fiscal 2006 which includes the period July 4, 2005 through October 2, 2005.

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
Period                      Shares Purchased      Paid Per Share     Programs                 Programs

----------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

   7/4/05 - 7/31/05                 120.5                $7.19               120.5                 $9,315
   8/1/05 - 8/28/05                  61.5                $7.31                61.5                 $8,863
   8/29/05 - 10/2/05                    -                   $-                   -                 $8,863
                           --------------------    -----------------    ------------------
Total                               182.0                $7.23               182.0

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. All share purchases were made in open-market transactions. The average price paid per share is calculated on a settlement basis and excludes commission

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS



        10.27 Promissory Note dated October 24, 2005 entered into by 800-FLOWERS.COM, INC., a New York corporation, 800-FLOWERS, INC., a New York corporation, THE CHILDREN'S GROUP, INC., a Delaware corporation, and THE PLOW & HEARTH, INC., a Virginia corporation with JPMORGAN CHASE BANK, N.A.

        10.28 Promissory Note dated October 27, 2005 entered into by 800-FLOWERS.COM, INC., a New York corporation, 800-FLOWERS, INC., a New York corporation, THE CHILDREN'S GROUP, INC., a Delaware corporation, and THE PLOW & HEARTH, INC., a Virginia corporation with Wachovia Bank, National Association.

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




Date: November 10, 2005                      /s/ James F. McCann
---------------------------                  ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: November 10, 2005                      /s/ William E. Shea
---------------------------                  ----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)