Form 10-Q
period 2006-01-01
1 800 FLOWERS COM INC
filed 2006-02-10
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 1, 2006


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

                One Old Country Road, Carle Place, New York 11514
                -------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (516) 237-6000
                                  -------------
              (Registrant's telephone number, including area code)

                  1600 Stewart Avenue, Westbury, New York 11590
                  ---------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                   28,222,698
                                   ----------
  (Number of shares of Class A common stock outstanding as of February 2, 2006)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of February 2, 2006)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                           Page
                                                                           ----
Part I.    Financial Information

  Item 1.   Consolidated Financial Statements:

            Consolidated Balance Sheets - January 1, 2006
             (Unaudited) and July 3, 2005                                     1

            Consolidated Statements of Income (Unaudited) - Three
             and Six Months Ended January 1, 2006 and December 26,
             2004                                                             2

            Consolidated Statements of Cash Flows (Unaudited) - Three
             and Six Months Ended January 1, 2006 and December 26,
             2004                                                             3

            Notes to Consolidated Financial Statements (Unaudited)            4



  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       19

  Item 4.   Controls and Procedures                                          19

Part II.    Other Information

  Item 1.   Legal Proceedings                                                20

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      20

  Item 3.   Defaults upon Senior Securities                                  20

  Item 4.   Submission of Matters to a Vote of Security Holders              20

  Item 5.   Other Information                                                21

  Item 6.   Exhibits                                                         21

Signatures                                                                   22

PART I. - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                                       1-800-FLOWERS.COM, Inc. and Subsidiaries
                                              Consolidated Balance Sheets
                                           (in thousands, except share data)

                                                                                       January 1,       July 3,
                                                                                         2006            2005
                                                                                     --------------  ------------
                                                                                      (unaudited)
Assets
Current assets:
 Cash and equivalents                                                                   $60,872       $ 39,961
 Short-term investments                                                                       -          6,647
 Receivables, net                                                                        15,536         10,619
 Inventories                                                                             38,967         28,675
 Deferred income taxes                                                                    7,149         10,219
 Prepaid and other                                                                        6,027          5,289
                                                                                     --------------  ------------
    Total current assets                                                                128,551        101,410

Property, plant and equipment, net                                                       56,555         50,474
Goodwill                                                                                 66,692         63,219
Other intangibles, net                                                                   15,580         14,215
Deferred income taxes                                                                    17,161         17,161
Other assets                                                                              6,647          5,473
                                                                                     -------------   ------------
Total assets                                                                           $291,186       $251,952
                                                                                     =============   ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                  $93,053       $ 57,121
 Current maturities of long-term debt and obligations under capital leases                2,243          2,597
                                                                                     -------------   ------------
   Total current liabilities                                                             95,296         59,718
Long-term debt and obligations under capital leases                                       2,388          3,347
Other liabilities                                                                         2,606          2,553
                                                                                     -------------   ------------
Total liabilities                                                                       100,290         65,618
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                   -              -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,781,118
  and 29,888,603 shares issued at January 1, 2006 and July 3, 2005, respectively            298            300
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
  and 42,144,465 shares issued at January 1, 2006 and July 3, 2005, respectively            421            421
 Additional paid-in capital                                                             259,910        258,848
 Retained deficit                                                                       (55,488)       (59,198)
 Deferred compensation                                                                        -         (1,116)
 Treasury stock, at cost-1,562,850 and 1,380,850 Class A shares at January 1,
  2006 and July 3, 2005, respectively and 5,280,000 Class B shares                      (14,245)       (12,921)
                                                                                     -------------   ------------
   Total stockholders' equity                                                           190,896        186,334
                                                                                     -------------   ------------
Total liabilities and stockholders' equity                                            $ 291,186       $251,952
                                                                                     =============   ============








         See accompanying notes.

                                       1-800-FLOWERS.COM, Inc. and Subsidiaries
                                           Consolidated Statements of Income
                                         (in thousands, except per share data)
                                                      (unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                             ---------------------------------   ---------------------------------
                                                                January 1,      December 26,       January 1,      December 26,
                                                                  2006             2004               2006             2004
                                                             ---------------- ----------------   ---------------  ----------------
Net revenues                                                    $277,829        $230,014            $390,594         $327,528
Cost of revenues                                                 152,837         127,402             219,576          185,344
                                                             ---------------- ----------------   ---------------  ----------------
Gross profit                                                     124,992         102,612             171,018          142,184
Operating expenses:
 Marketing and sales                                              87,874          72,841             126,098          102,733
 Technology and development                                        4,797           3,292               9,566            6,396
 General and administrative                                       10,357           7,954              20,993           15,556
 Depreciation and amortization                                     3,809           3,770               7,333            7,666
                                                             ---------------- ----------------   ---------------  ----------------
   Total operating expenses                                      106,837          87,857             163,990          132,351
                                                             ---------------- ----------------   ---------------  ----------------
Operating income                                                  18,155          14,755               7,028            9,833
Other income (expense):
 Interest income                                                     141             275                 356              657
 Interest expense                                                   (113)           (124)               (197)            (265)
 Other                                                              (143)             21                (137)              25
                                                             ---------------- ----------------   ---------------  ----------------
Total other income (expense), net                                   (115)            172                  22              417
                                                             ---------------- ----------------   ---------------  ----------------
Income before income taxes                                        18,040          14,927               7,050           10,250
Income taxes                                                      (7,704)         (6,223)             (3,340)          (4,256)
                                                             ---------------- ----------------   ---------------  ----------------
Net income                                                       $10,336          $8,704              $3,710           $5,994
                                                             ================ ================   ===============  ================
Basic and diluted net income per common share                      $0.16           $0.13               $0.06            $0.09
                                                             ================ ================   ===============  ================
Weighted average shares used in the calculation
 of net income per common share
        Basic                                                     65,065          66,061              65,076           66,135
                                                             ================ ================   ===============  ================
        Diluted                                                   66,395          67,637              66,395           67,627
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

                                       1-800-FLOWERS.COM, Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows
                                                    (in thousands)
                                                      (unaudited)

                                                                                          Six Months Ended
                                                                                   --------------------------------
                                                                                     January 1,       December 26,
                                                                                        2006             2004
                                                                                   ---------------   --------------
Operating activities:
Net income                                                                                 $3,710         $5,994
Reconciliation of net income to net cash provided by operations:
 Depreciation and amortization                                                              7,333          7,666
 Deferred income taxes                                                                      3,070          4,256
 Stock based compensation                                                                   1,997              -
 Bad debt expense                                                                             160            146
 Other non-cash items                                                                         166              -
Changes in operating items, excluding the effects of acquisitions:
    Receivables                                                                            (4,455)       (11,078)
    Inventories                                                                            (8,190)        (7,719)
    Prepaid and other                                                                         264           (620)
    Accounts payable and accrued expenses                                                  33,334         15,765
    Other assets                                                                           (1,576)         1,592
    Other liabilities                                                                          54            296
                                                                                   ---------------   --------------
 Net cash provided by operating activities                                                 35,867         16,298


Investing activities:
Purchase of investments                                                                         -        (32,866)
Sale of investments                                                                         6,695         40,903
Acquisition, net of cash acquired                                                          (4,959)        (9,674)
Capital expenditures, net of non-cash expenditures                                        (13,083)        (5,653)
Other                                                                                          86              2
                                                                                   ---------------   --------------
 Net cash used in investing activities                                                    (11,261)        (7,288)

Financing activities:
Acquisition of treasury stock                                                              (1,324)        (2,175)
Proceeds from employee stock options/purchase plan                                            179            645
Repayment of notes payable and bank borrowings                                             (1,815)          (654)
Payment of capital lease obligations                                                         (735)          (856)
                                                                                   ---------------   --------------
  Net cash used in financing activities                                                    (3,695)        (3,040)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                         20,911          5,970
Cash and equivalents:
  Beginning of period                                                                      39,961         80,824
                                                                                   ---------------   --------------
  End of period                                                                           $60,872        $86,794
                                                                                   ===============   ==============







See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2006.

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

Comprehensive Income

For the three and six months ended January 1, 2006 and December 26, 2004, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

Note 2 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                          Three Months Ended                   Six Months Ended
                                                     ----------------------------------  ----------------------------------
                                                       January 1,       December 26,       January 1,      December 26,
                                                          2006             2004              2006             2004
                                                     -----------------  ---------------  ----------------  ----------------
                                                                       (in thousands, except per share data)
    Numerator:
      Net income                                         $10,336            $8,704           $3,710            $5,994
                                                     =================  ===============  ================  ================

    Denominator:
      Weighted average shares outstanding                 65,065            66,061           65,076            66,135
      Effect of dilutive securities:
          Employee stock options                           1,297             1,576            1,294             1,492
          Employee restricted stock awards                    33                 -               25                 -
                                                     -----------------  ---------------  ----------------  ----------------
                                                           1,330             1,576            1,319             1,492
                                                     -----------------  ---------------  ----------------  ----------------
    Adjusted weighted-average shares and assumed
      conversions                                         66,395            67,637           66,395            67,627
                                                    =================  ===============  ================  ================
    Net income per common share:
      Basic and diluted                                    $0.16             $0.13           $0.06             $0.09
                                                    =================  ===============  ================  ================



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

Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the three and six months ended January 1, 2006 includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated. Prior to the Company's adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the six-month period ended January 1, 2006.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 4, 2005:

                                                                    Three Months           Six Months
                                                                       Ended                  Ended
                                                                   January 1, 2006        January 1, 2006
                                                                  --------------------  ------------------

          Stock-option compensation expense recognized (*):          (in thousands, except per share data)

            Marketing and sales                                              $332             $630
            Technology and development                                        142              269
            General and administrative                                        473              898
                                                                        -----------       -----------
              Total                                                           947            1,797
            Related deferred income tax expense                               196              371
                                                                        -----------       ----------
            Decrease in net income                                           $751           $1,426
                                                                        ===========       ==========

   Impact on basic and diluted net income per  common share                ($0.01)          ($0.02)
                                                                        ===========        ==========

   (*) excludes the amortization of restricted stock awards in the amount of $113 and $200 for the three and six months ended January 1, 2006, respectively. ($68 and $120, net of tax for the three and six months ended January 1, 2006, respectively).

Compensation   expense  related  to  the  amortization of  restricted  stock awards was recognized prior to the implementation of SFAS No. 123(R). Total stock based compensation expense, which includes both expense from

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


stock options and restricted stock awards, totaled $1.1 million and $2.0 million ($0.8 million and $1.5 million, net of tax) during the three and six months ended January 1, 2006, respectively.

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net income and net income per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 4, 2005:

                                                                   Three Months    Six Months
                                                                      Ended           Ended
                                                                   December 26,     December 26,
                                                                       2004           2004
                                                                  --------------- --------------
                                                                 (in thousands except per share
                                                                              data)

                 Net income - As reported                              $8,704         $5,994
                  Less: Stock option compensation expense (*)           1,996          3,690
                                                                  --------------- --------------
                 Net income - Pro forma                                $6,708         $2,304
                                                                  =============== ==============

                 Net income per share:
                  Basic and diluted - As reported                       $0.13          $0.09
                                                                        =====          =====
                  Basic and diluted - Pro forma                         $0.10          $0.03
                                                                        =====          =====

(*) no restricted stock awards were made prior to January 2005


The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

                                                Three Months Ended              Six Months Ended
                                          ------------------------------- -----------------------------
                                            January 1,     December 26,    January 1,    December 26,
                                               2006            2004           2006           2004
                                          --------------- --------------- -------------- --------------



       Weighted average fair value of
        options granted                          $3.09           $4.65         $3.11          $4.66
       Expected volatility                         46%             61%           46%            62%
       Expected life                           5.3 yrs         5.0 yrs       5.3 yrs        5.0 yrs
       Risk-free interest rate                   4.47%           3.86%         4.45%          3.79%
       Expected dividend yield                   0.00%           0.00%         0.00%          0.00%

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

The following table summarizes stock option activity during the six months ended January 1, 2006:

                                                                                        Weighted
                                                                                         Average
                                                                          Weighted      Remaining     Aggregate
                                                                          Average      Contractual    Intrinsic
                                                          Options      Exercise Price     Term       Value (000s)
                                                        -----------------------------------------------------------
Outstanding at July 3, 2005                              9,477,461         $8.35
Granted                                                    837,500         $6.58
Exercised                                                  (42,047)        $5.32
Forfeited                                                 (255,856)       $10.41
                                                       -------------
Outstanding at January 1, 2006                          10,017,058         $8.15       6.2 years        $7,222
                                                       =============

Options vested or expected to vest at January 1, 2006    9,536,239         $8.15       6.2 years        $6,875
Exercisable at January 1, 2006                           6,494,805         $8.79       5.2 years        $7,220


As of January 1, 2006, the total future compensation cost related to nonvested options not yet recognized in the statement of income was $7.8 million and the weighted average period over which these awards are expected to be recognized was 2.4 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). In fiscal 2005, the Company recorded the grant date fair value of unvested shares of Restricted Stock as unearned stock-based compensation ("Deferred Compensation"). In accordance with SFAS No. 123(R), in fiscal 2006, the Company reclassified the balance of Deferred Compensation against additional paid-in capital, and reduced its shares of Class A Common Stock issued accordingly.

The following table summarizes the activity of non-vested restricted stock during the six months ended January 1, 2006:

                                                                          Weighted
                                                                       Average Grant
                                                                         Date Fair
                                                           Shares          Value
                                                        -------------  ---------------
                Non-vested at July 3, 2005                  155,919        $8.39
                Granted                                     150,649        $6.71
                Vested                                            -            -
                Forfeited                                    (8,313)       $8.41
                                                        -------------
               Non-vested at January 1, 2006                298,255        $7.54
                                                        =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of January 1, 2006, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 3.3 years.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 4 - Acquisitions

The Company accounts for its business combinations in accordance with SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and requires that all such transactions be accounted for using the purchase method. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Operating results of the acquired entities are reflected in the Company's consolidated financial statements from date of acquisition.

Acquisition of Wind & Weather

On October 31, 2005, the Company acquired Wind & Weather, a Fort Bragg, California based direct marketer of weather-themed gifts, with annual revenues of approximately $14.4 million during its most recent year ended March 31, 2005. The purchase price of approximately $5.2 million, including acquisition costs, was funded utilizing the Company's line of credit which was repaid during the quarter utilizing cash generated from operations, and excludes the assumption of Wind & Weather's $1.2 million balance on its seasonal working capital line. The Company is currently relocating the operations of Wind & Weather to its Madison, Virginia facility.

The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying value of Wind & Weather's recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:


                                               Wind & Weather
                                              Purchase Price
                                                Allocation
                                               (Preliminary)
                                            --------------------
                                               (in thousands)

  Current assets                                  $4,014
  Property, plant and equipment                       68
  Intangible assets                                1,750
  Goodwill                                         3,246
  Other non-current assets                            20
                                            --------------------
    Total assets acquired                          9,098
                                            --------------------
  Current liabilities                              3,810
  Non-current liabilities                             39
                                            --------------------
    Total liabilities assumed                      3,849
                                            --------------------
    Net assets acquired                           $5,249
                                            ====================


Of the $1.8 million of acquired intangible assets related to the Wind & Weather acquisition, $1.0 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $0.8 million were allocated primarily to customer lists which are being amortized over the assets' preliminarily determinable useful life of 5 years.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


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

Acquisition of The Winetasting Network

On November 15, 2004, the Company acquired all of the outstanding common stock of The Winetasting Network, a Napa, California based distributor and direct-to-consumer wine marketer. The purchase price of approximately $9.7 million, including acquisition costs, was funded utilizing the Company's available cash and investment balance and included $2.4 million used to retire The Winetasting Network's long-term debt.

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Wind & Weather, Cheryl & Co. and The Winetasting Network had taken place at the beginning of each fiscal year presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                            Three Months Ended              Six Months Ended
                                      ------------------------------- -----------------------------
                                        January 1,     December 26,    January 1,    December 26,
                                           2006            2004           2006           2004
                                      --------------- --------------- -------------- --------------



      Net revenues                        $278,863        $262,276       $393,428        $365,414

      Operating income                     $18,158         $21,825         $6,844         $15,890

      Net income                           $10,327         $12,464         $3,577          $9,039

      Net income per common share
       Basic                                 $0.16           $0.19          $0.05           $0.14
       Diluted                               $0.16           $0.18          $0.05           $0.13


Note 5 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                                  January 1, 2006
                                                                                 -----------------
                                                                                  (in thousands)

                Goodwill - beginning of year                                           $63,219
                Acquisition of Wind and Weather                                          3,246
                Other                                                                      227
                                                                                     -----------
                Goodwill - end of period                                               $66,692
                                                                                     ===========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company's other intangible assets consist of the following:

                                                        January 1, 2006                           July 3, 2005
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                Carrying     Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization       Net
                             -------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years     $4,927       $3,600         $1,327      $4,927          $3,438       $1,489
   Customer lists              3 - 6 years     $5,390        1,412          3,978       4,640           1,145        3,495
   Other                       5 - 8 years        555          194            361         555             170          385
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               10,872        5,206          5,666      10,122           4,753        5,369

 Trademarks with
   indefinite lives                             9,914            -          9,914       8,846               -        8,846

                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
   intangible assets                          $20,786       $5,206        $15,580     $18,968          $4,753      $14,215
                                            ============ =============== =========== =========== =============== ============


Estimated amortization expense is as follows: remainder of fiscal 2006 - $0.7 million, fiscal 2007 - $1.2 million, fiscal 2008 - $1.1 million, fiscal 2009 - $1.1 million, fiscal 2010 - $1.0 million, fiscal 2011 - $0.5 million and thereafter - $0.1 million.

Note 6 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                          January 1,      July 3,
                                                                                            2006           2005
                                                                                        --------------  -----------
                                                                                                (in thousands)

            Commercial notes and revolving credit lines                                     $3,610         $4,152
            Seller financed acquisition obligations                                             23             46
            Obligations under capital leases                                                   998          1,746
                                                                                        --------------  -----------
                                                                                             4,631          5,944
            Less current maturities of long-term debt and obligations under
             capital leases                                                                  2,243          2,597
                                                                                        --------------  -----------
                                                                                            $2,388         $3,347
                                                                                        ==============  ===========

In order to fund working capital requirements during its most recent holiday selling season and to support outstanding letters of credit, as well as temporarily finance the acquisition of Wind & Weather referred to in Note 4, on October 27, 2005, the Company established a second line of credit in the amount of $20.0 million, bringing its total available credit facilities to $25.0 million. The credit facilities, which are collateralized by the Company's working capital, bear interest equal to the applicable LIBOR Index plus 1.50% per annum. At January 1, 2006, there were no amounts outstanding under its credit facilities.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 7 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three and six months ending January 1, 2006 was 42.7% and 47.4%, respectively, compared to 41.7% and 41.5% during the comparative three and six month periods ended December 26, 2004, respectively. The effective tax rate during the three and six months ended January 1, 2006 includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), and resulted in an increase in the effective annual income tax rate of approximately 5.5%, resulting primarily from the associated book/tax differences in accounting for incentive stock options.

Note 8 - Commitments and Contingencies

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

Overview

For more than 25 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choicesm" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped from our growers to your door fresh. Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Gift advisors are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); premium popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com) and wine gifts from the WineTasting Network(R) (www.ambrosiawine.com and www.winetasting.com). 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

Results of Operations

Net Revenues

                                                     Three Months Ended                              Six Months Ended
                                       ----------------------------------------------- ---------------------------------------------
                                          January 1,       December 26,                   January 1,    December 26,
                                           2006              2004         % Change          2006          2004          % Change
                                       --------------- ---------------- -------------- --------------- -------------- --------------
                                                                        (in thousands)

Net revenues:
 Online                                  $133,362         $107,686           23.8%          $195,635       $160,772         21.7%
 Telephonic                               125,122          109,570           14.2%           163,504        147,156         11.1%
 Retail/fulfillment                        19,345           12,758           51.6%            31,455         19,600         60.5%
                                       --------------- ----------------                 --------------- -------------
Total net revenues                       $277,829         $230,014           20.8%          $390,594       $327,528         19.3%
                                       =============== ================                 =============== =============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's revenue growth of 20.8% and 19.3% during the three and six months ended January 1, 2006 resulted primarily from the acquisitions of Cheryl & Co., a manufacturer and direct marketer of cookies and baked gifts, which was acquired in fiscal April 2005, and Wind & Weather, a direct marketer of weather-themed gifts, acquired in fiscal November 2005. Revenue growth excluding the impact of acquisitions, was 6.0% and 7.0%, during the three and six months ended January 1, 2006, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) increased spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth.

The Company fulfilled approximately 4,285,000 and 5,881,000 orders through its combined telephonic and online sales channels during the three and six months ended January 1, 2006, an increase of 17.9 % and 16.7% respectively over the prior year periods. Order volume through the Company's online sales channel, which contributed 51.6% and 54.5% of total combined telephonic and online revenues during the three and six months ended January 1, 2006, compared to 49.6% and 52.2% in the prior year period, increased by 23.8% and 21.7% respectively, as a result of additional marketing efforts through search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel. During the three and six months ended January 1, 2006, revenue generated through the Company's telephonic sales channel increased by 14.2% and 11.1% respectively, driven primarily by the sales of Cheryl & Co., which was acquired in fiscal April 2005 and Wind & Weather, which was acquired in fiscal November 2005. The Company's combined telephonic and online average order value of $60.33 and $61.08 during the three and six months ended January 1, 2006, was consistent with the same periods of the prior year.

During the three and six months ended January 1, 2006, non-floral gift products accounted for 70.3% and 61.2% respectively of total combined telephonic and online net revenues, compared to 66.3% and 57.8% during the same period of the prior year, primarily as a result of the shift in product mix due to the Company's recent acquisitions.

Retail and fulfillment revenues for the three and six months ended January 1, 2006 increased in comparison to the same period of the prior year, primarily as a result of: (i) the retail and wholesale bakery product revenue from Cheryl & Co., (ii) incremental winery services revenue generated by The Winetasting Network, acquired in November 2004 and (iii) increased membership and sales of product and service offerings to the Company's BloomNet(TM) network.

During the second half of fiscal 2005, the Company implemented plans designed to extend the Company's leadership position in the floral and thoughtful gift marketplace, through increased marketing spend intended to drive customer acquisition, particularly in the floral gift category, and to further extend its popular gourmet and sweetshop offerings through internal growth and acquisition of complementary product lines. Over the last several quarters, the Company has seen the success of these programs, driving revenue growth through both organic growth and through the expansion of its Food, Wine and Gift Basket collections, providing our customers with a broad range of gifting options necessary to compete in an increasingly fast paced online world. The second half of the Company's fiscal year features far more floral gifting holidays which will enable the Company to achieve continued strong growth for the balance of the year, during which time, the Company will continue its expanded level of media presence and depth of its marketing programs, and further expand its BloomNet business-to-business floral operations. While the Company believes that these investments have impacted the Company's earnings growth over the short term, over the longer term, the Company believes that this strategy will enable it to achieve sustainable double digit revenue growth and provide further leverage within its business model and therefore improved profitability.

Gross Profit

                                            Three Months Ended                              Six Months Ended
                               --------------------------------------------- ----------------------------------------------
                                January 1,      December 26,                   January 1,      December 26,
                                   2006             2004         % Change         2006             2004          % Change
                               --------------  --------------- ------------- ---------------  --------------- -------------
                                                                (in thousands)

Gross profit                    $124,992        $102,612            21.8%        $171,018        $142,184         20.3%
Gross margin %                     45.0%           44.6%                            43.8%           43.4%



Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise operations, as well as facility costs on properties that are sublet to the Company's franchisees. Gross profit increased during the three and six months ended January 1, 2006, in comparison to the same period of the prior year, as a result of increased revenues across all sales channels, as well as improved gross margin percentage, up 40 basis points over the prior year. This improvement, despite higher carrier fuel surcharges and increased promotional pricing due to the competitive nature of the year-end holiday shopping period, was the result of pricing initiatives and product mix, which was favorably impacted by the additions of the Cheryl & Co. and Wind & Weather product lines, which have higher gross margins.

During fiscal 2006, although varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will continue to improve, primarily through the growth of its higher margin non-floral gifts lines, including the recent acquisitions of Cheryl & Co. and Wind & Weather, as well as through improved product sourcing, pricing initiatives and customer service and fulfillment enhancements which are expected to mitigate continued pressure on shipping costs.

Marketing and Sales Expense

                                                Three Months Ended                                Six Months Ended
                                 ----------------------------------------------  ----------------------------------------------

                                   January 1,     December 26,                    January 1,      December 26,
                                      2006            2004          % Change         2006             2004          % Change
                                 --------------- ---------------  -------------  --------------  --------------- --------------
                                                                  (in thousands)

Marketing and sales                 $87,874          $72,841          20.6%         $126,098        $102,733          22.7%
Percentage of net revenues            31.6%            31.7%                           32.3%           31.4%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Although the Company's revenues grew by 20.8% during the three months ended January 1, 2006, the Company spent behind a higher growth target, particularly in its floral gift category due to increasing competition from last minute providers of non-floral gifts. During the three and six months ended January 1, 2006, marketing and sales expenses increased over the prior year, as a result of: (i) the Company's efforts to increase new customer acquisition and accelerate top-line growth through increased marketing efforts both online and through broadcast advertising, (ii) personnel required to expand its BloomNet(TM) business-to-business floral operations, (iii) incremental costs associated with the recent acquisitions, including the Winetasting Network, Cheryl & Co. and Wind & Weather, which, while contributing to revenue growth and achieving higher gross product margins, also incur higher marketing costs, and
(iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details. During the three and six month periods ended January 1, 2006, the Company added 1,332,000 and 1,839,000 new customers, increases of 8.8% and 9.2% over the same periods of the prior year. Customer retention efforts resulted in 1,369,000 and 1,896,000 existing customers placing orders during the three and six months ended January 1, 2006, representing increases of 6.1% and 7.0%, respectively, in comparison to the same periods of the prior year. Of the 2,701,000 and 3,735,000 customers who placed orders during the three and six months ended January 1, 2006, approximately 50.7% were repeat customers, compared to 51.3% in the prior year periods.

During the remainder of fiscal 2006, the Company expects to maintain its higher level of marketing and sales spending in order to continue its higher rate of new customer acquisition, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will continue to be in online search and affiliate relationships, as well as in direct marketing and broadcast advertising programs. In addition, the Company plans to continue to add personnel to grow its BloomNet(TM) membership and support the anticipated growth of its recently acquired businesses. As a result, over the short term the Company expects that marketing and sales expense, as a percentage of revenue, will remain consistent when compared to the prior year.

Technology and Development Expense

                                                Three Months Ended                               Six Months Ended
                                   ---------------------------------------------  ---------------------------------------------

                                    January 1,     December 26,                    January 1,      December 26,
                                       2006            2004         % Change          2006             2004         % Change
                                   -------------- --------------- --------------  --------------  --------------- -------------
                                                                (in thousands)

Technology and development          $4,797              $3,292         45.7%          $9,566         $6,396          49.6%
Percentage of net revenues            1.7%                1.4%                          2.4%           2.0%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three and six months ended January 1, 2006, technology and development expense increased as a result of the incremental expenses associated with the acquisitions of the Winetasting Network, Cheryl & Co., and Wind & Weather, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform, and the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details. During the three and six months ended January 1, 2006, the Company expended $8.8 million and $18.0 million respectively, on technology and development, of which $4.0 million and $8.4 million, has been capitalized.

Although over the longer term, the Company believes that it will continue to demonstrate its ability to leverage its IT platforms, during the remainder of fiscal 2006, the Company intends to improve the technology infrastructure of its wine gift business, and cookies and baked gifts business, as well as integrate its Wind & Weather product line into its existing technology platforms, and therefore expects that technology and development spending as a percentage of net revenues will be consistent with, or increase slightly over the prior year.

General and Administrative Expense

                                                Three Months Ended                               Six Months Ended
                                   ---------------------------------------------- ---------------------------------------------
                                     January 1,       December 26,                  January 1,      December 26,
                                         2006             2004         % Change       2006             2004          % Change
                                   ----------------  ---------------  ----------- --------------  ---------------  ------------
                                                                (in thousands)

General and administrative              $10,357          $7,954           30.2%         $20,993         $15,556          35.0%
Percentage of net revenues                 3.7%            3.5%                            5.4%            4.7%



General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased during the three and six months ended January 1, 2006 in comparison to the prior year, primarily as a result of the following: (i) incremental expenses associated with the Company's acquired businesses, (ii) expenses associated with the Company's corporate headquarters relocation, which was completed in the second quarter of fiscal 2006, (iii) increased costs associated with the Company's BloomNet business-to-business expansion, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, as a result of the incremental expenses associated with the acquisitions Cheryl & Co. and Wind & Weather and the seasonal nature of these businesses, this leverage is largely offset for the remainder of fiscal 2006. As such, the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2006 will be consistent with fiscal 2005.

Depreciation and Amortization Expense

                                                 Three Months Ended                             Six Months Ended
                                    -------------------------------------------- -----------------------------------------------

                                      January 1,      December 26,                   January 1,      December 26,
                                        2006             2004          % Change         2006             2004          % Change
                                    --------------  ---------------  ------------ ---------------  ---------------   ------------
                                                                (in thousands)

Depreciation and amortization           $3,809          $3,770           1.0%          $7,333         $7,666          (4.3%)
Percentage of net revenues                1.4%            1.6%                           1.9%           2.3%


Depreciation and amortization expense during the three months and six months ended January 1, 2006 decreased as a percentage of revenue in comparison to their respective prior year periods, reflecting the impact of the Company's declining rate of capital additions, and the leverage of the Company's existing infrastructure.

Although the Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platform of the Company's wine and cookies businesses, are critical to attaining its strategic objectives, the Company expects that depreciation and amortization for the remainder of fiscal 2006 will continue to decrease as a percentage of net revenues in comparison to prior years.

Other Income (Expense)

                                                 Three Months Ended                              Six Months Ended
                                     -------------------------------------------- ---------------------------------------------

                                     January 1,      December 26,                   January 1,      December 26,
                                        2006             2004         % Change         2006             2004         % Change
                                     --------------  ---------------  ----------- ---------------  ---------------  ------------
                                                                (in thousands)

 Interest income                       $141             $275            (48.7%)         $356            $657           (45.8%)
 Interest expense                      (113)            (124)             8.9%          (197)           (265)           25.7%
 Other                                 (143)              21           (781.0%)         (137)             25          (648.0%)
                                    -------------  -------------                  ---------------  ---------------
                                      ($115)            $172           (166.9%)          $22            $417           (94.7%)
                                    =============  =============                  ===============  ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt, as well as its revolving line of credit. The decrease in other income (expense) during the three and six months ended January 1, 2006 was primarily attributable to lower interest income, resulting from a decrease in average cash balances, due to the acquisitions of the Winetasting Network in November 2004, Cheryl & Co. in fiscal April 2005 and most recently Wind & Weather in fiscal November 2005, as well as the Company's stock buy-back programs and losses resulting from the closure of several retail floral stores, offset in part by lower interest expense due to maturing debt and capital lease obligations.

Income Taxes

During the three and six months ended January 1, 2006, the Company recorded income taxes of $7.7 million and $3.3 million, respectively. The Company's effective tax rate for the three and six months ending January 1, 2006 was 42.7% and 47.4%, respectively, compared to 41.7% and 41.5% during the comparative periods of the prior year. The effective tax rate during the three and six months ended January 1, 2006 includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), and resulted in an increase in the effective annual income tax rate of approximately 5.5%, resulting primarily from the associated book/tax differences in accounting for incentive stock options.

Liquidity and Capital Resources

At January 1, 2006, the Company had working capital of $33.3 million, including cash and equivalents of $60.9 million, compared to working capital of $41.7 million, including cash and equivalents and short-term investments of $46.6 million, at July 3, 2005.

Net cash provided by operating activities of $35.9 million for the six months ended January 1, 2006 was primarily attributable to the Company's net income and non-cash charges of depreciation and amortization, deferred income taxes and stock-based compensation as well as changes in working capital, including increase in accounts payable and accrued expenses, as a result of timing of vendor payments related to the Christmas holiday, offset in part by increases in accounts receivable due to the timing of the Christmas holiday, as well as increases in inventories due to purchases for the upcoming floral Holidays.

Net cash used in investing activities of $11.3 million for the six months ended January 1, 2006 was primarily attributable to capital expenditures related to the Company's technology infrastructure as well as the acquisition of Wind & Weather in fiscal November 2005, offset in part by net proceeds from the sale of the Company's short-term investments.

Net cash used in financing activities of $3.7 million for the six months ended January 1, 2006, resulted primarily from cash used to repurchase 182,000 shares of the Company's Class A common stock, which were placed in treasury, for approximately $1.3 million, as well as the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. In order to fund working capital requirements during its most recent holiday selling season and to support outstanding letters of credit, as well as temporarily finance the acquisition of Wind & Weather, on October 27, 2005, the Company established a second line of credit in the amount of $20.0 million, bringing its total available credit facilities to $25.0 million. The credit facilities, which are collateralized by the Company's working capital, bear interest equal to the applicable LIBOR Index plus 1.50% per annum. At January 1, 2006, there were no amounts outstanding under its credit facilities, and based upon its current business, the Company does not expect to draw down on the facility except during its fiscal second quarter as required by pre-holiday inventory requirements.

At January 1, 2006, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        ----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1           1 - 3           3 - 5         More than 5
                                             Total               year           years           years              years
                                        ------------    ---------------    ------------   -------------     --------------

Long-term debt                              $3,943             $1,540          $1,518            $885                  $-
Capital lease obligations                    1,090                932             158               -                   -
Operating lease obligations                 61,241              8,818          16,083           8,915              27,425
Sublease obligations                         8,027              2,277           3,375           1,601                 774
Purchase commitments (*)                    14,025             12,525           1,500               -                   -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                 $88,326            $26,092         $22,634         $11,401              $28,199
                                        ===========    ===============    ============   =============     ================

(*) Purchase commitments consist primarily of inventory, equipment purchase orders and online marketing agreements made in the ordinary course of business.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of January 1, 2006, the Company had repurchased 1.5 million shares of common stock for $11.1 million, of which 182,000 shares of common stock for $1.3 million was repurchased during the six months ending January 1, 2006.

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

Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the three and six months ended January 1, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated. Prior to the Company's adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There was no significant excess tax benefits for the six-month period ended January 1, 2006

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 4, 2005:

                                                                   Three months        Six months
                                                                      ended              ended
                                                                 January 1, 2006      January 1, 2006
                                                               -------------------  ------------------
      Stock-option compensation expense recognized (*):          (in thousands, except per share data)

       Marketing and sales                                              $332             $630
       Technology and development                                        142              269
       General and administrative                                        473              898
                                                                     -----------      -----------
         Total                                                           947            1,797
       Related deferred income tax expense                               196              371
                                                                     -----------      -----------
       Decrease in net income                                           $751           $1,426
                                                                     ===========      ===========
       Impact on basic and diluted net income per  common share       ($0.01)          ($0.02)
                                                                     ===========      ===========

       (*) excludes the amortization of restricted stock awards in the amount of $113 and $200 for the three and six months ended January 1, 2006, respectively.($68 and $120, net of tax for the three and six months ended January 1, 2006, respectively).


Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Total stock based compensation expense, which includes both expense from stock options and restricted stock awards, totaled $1.1 million and $2.0 million for the three and six months respectively, ($0.8 million and $1.5 million, net of tax) during the three and six months ended January 1, 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended January 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first half of fiscal 2006 which includes the period July 4, 2005 through January 1, 2006.

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
Period                       Shares Purchased        Paid Per Share       Programs                 Programs

-----------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

    7/4/05 - 7/31/05                  120.5                $7.19                   120.5                  $9,315
    8/1/05 - 8/28/05                   61.5                $7.31                    61.5                  $8,863
   8/29/05 - 10/2/05                      -                   $-                       -                  $8,863
   10/3/05 - 10/30/05                     -                   $-                       -                  $8,863
  10/31/05 - 11/27/05                     -                   $-                       -                  $8,863
  11/28/05 - 1/1/06                       -                   $-                       -                  $8,863
                             ----------------    -----------------    ---------------------
Total                                 182.0                $7.23                   182.0

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 2, 2005.

         The following nominees were elected as directors, each to serve until the 2008 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                       Withheld
         ----------------------------    -----------------------------------      ------------------------------------------

         James F. McCann                            350,106,539                                    186,888
         Christopher G. McCann                      350,156,077                                    137,350

         The following Directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the
         Company: John J. Conefry, Jr., Leonard J. Elmore, Kevin O'Connor, Mary Lou Quinlan, Deven Sharma and Jeffrey Walker.

         The proposal to ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending July 3, 2006 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------

               350,017,537                            270,981                                       4,909

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS


        (a)  Exhibits.

            10.34 Lease  Agreement  dated  May 20, 2005  by and  among  Treeline
                  Mineola, LLC and 1-800-FLOWERS.COM, INC. ("Company") for the Company's corporate headquarters located at One Old Country Road, Carle Place, New York 11514.

            10.35 First Modification  to the Lease  Agreement dated November 16,
                  2005 by and among Treeline Mineola, LLC and 1-800-FLOWERS.COM, INC. ("Company") for the Company's corporate headquarters located at One Old Country Road, Carle Place, New York 11514.

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





                                             1-800-FLOWERS.COM, Inc.
                                             (Registrant)




Date: February 10, 2006                      /s/ James F. McCann
-----------------------                      ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: February 10, 2006                      /s/ William E. Shea
-----------------------                      -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)