Form 10-Q
period 2006-04-02
1 800 FLOWERS COM INC
filed 2006-05-12
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 2, 2006


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                11-3117311
     --------                                                ----------
     (State of                                               (I.R.S. Employer
     incorporation)                                          Identification No.)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

     Large accelerated filer ( ) Accelerated filer (X)  Non-accelerted filer ( )

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     The number of shares outstanding of each of the Registrant's classes of common stock:

                                   28,255,994
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 4, 2006)

                                   36,858,465
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 4, 2006)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page

Part I.      Financial Information
   Item 1.    Consolidated Financial Statements:

              Consolidated Balance Sheets - April 2, 2006 (Unaudited)
               and July 3, 2005                                                1

              Consolidated Statements of Income (Unaudited) - Three
               and Nine Months Ended April 2, 2006 and March 27,
               2005                                                            2

              Consolidated Statements of Cash Flows (Unaudited) -
               Nine Months Ended April 2, 2006 and March 27,
               2005                                                            3

              Notes to Consolidated Financial Statements (Unaudited)           4

   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk      21

   Item 4.    Controls and Procedures                                         21

Part II.     Other Information

   Item 1.    Legal Proceedings                                               22

   Item 1.A   Risk Factors                                                    22

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     22

   Item 3.    Defaults upon Senior Securities                                 22

   Item 4.    Submission of Matters to a Vote of Security Holders             22

   Item 5.    Other Information                                               22

   Item 6.    Exhibits                                                        22

Signatures                                                                    23

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                       April 2,        July 3,
                                                                                         2006           2005
                                                                                     -------------  ------------
                                                                                      (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                   $18,583        $39,961
 Short-term investments                                                                       -          6,647
 Receivables, net                                                                        13,095         10,619
 Inventories                                                                             43,297         28,675
 Deferred income taxes                                                                    8,236         10,219
 Prepaid and other                                                                        7,043          5,289
                                                                                     -------------  ------------
    Total current assets                                                                 90,254        101,410

Property, plant and equipment, net                                                       55,851         50,474
Goodwill                                                                                 68,885         63,219
Other intangibles, net                                                                   15,352         14,215
Deferred income taxes                                                                    15,796         17,161
Other assets                                                                              8,182          5,473
                                                                                     -------------   ------------
Total assets                                                                           $254,320       $251,952
                                                                                     =============   ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                  $55,883        $57,121
 Current maturities of long-term debt and obligations under capital leases                2,050          2,597
                                                                                     -------------   ------------
    Total current liabilities                                                            57,933         59,718
Long-term debt and obligations under capital leases                                       1,939          3,347
Other liabilities                                                                         3,889          2,553
                                                                                     -------------   ------------
Total liabilities                                                                        63,761         65,618
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,806,568
   and 29,888,603 shares issued at April 2, 2006 and July 3, 2005, respectively             298            300
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
   and 42,144,465 shares issued at April 2, 2006 and July 3, 2005, respectively             421            421
 Additional paid-in capital                                                             261,109        258,848
 Retained deficit                                                                       (57,028)       (59,198)
 Deferred compensation                                                                        -         (1,116)
 Treasury stock, at cost, 1,562,850 and 1,380,850 Class A shares at April 2, 2006
   and July 3, 2005, respectively and 5,280,000 Class B shares                          (14,245)       (12,921)
                                                                                     -------------   ------------
    Total stockholders' equity                                                          190,559        186,334
                                                                                     -------------   ------------
Total liabilities and stockholders' equity                                             $254,320       $251,952
                                                                                     =============   ============






See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                                        Three Months Ended                Nine Months Ended
                                                                ---------------------------------  --------------------------------
                                                                    April 2,         March 27,        April 2,         March 27,
                                                                     2006             2005              2006              2005
                                                                ---------------  ----------------  ---------------  ---------------
Net revenues                                                       $180,017         $157,033          $570,611          $484,561
Cost of revenues                                                    109,743           97,947           329,319           283,291
                                                                ---------------  ----------------  ---------------  ---------------
Gross profit                                                         70,274           59,086           241,292           201,270
Operating expenses:
 Marketing and sales                                                 53,188           45,813           179,286           148,546
 Technology and development                                           5,170            4,160            14,736            10,556
 General and administrative                                          11,181            9,864            32,174            25,420
 Depreciation and amortization                                        3,877            3,350            11,210            11,016
                                                                ---------------  ----------------  ---------------  ---------------
   Total operating expenses                                          73,416           63,187           237,406           195,538
                                                                ---------------  ----------------  ---------------  ---------------
Operating (loss) income                                              (3,142)          (4,101)            3,886             5,732
Other income (expense):
 Interest income                                                        474              570               830             1,227
 Interest expense                                                       (96)            (116)             (293)             (381)
 Other                                                                  137               55                 -                80
                                                                ---------------  ----------------  ---------------  ---------------
Total other income, net                                                 515              509               537               926
                                                                ---------------  ----------------  ---------------  ---------------
(Loss) income before income taxes                                    (2,627)          (3,592)            4,423             6,658
(Benefit) provision for income taxes                                 (1,087)          (1,546)            2,253             2,710
                                                                ---------------  ----------------  ---------------  ---------------
Net (loss) income                                                   ($1,540)         ($2,046)           $2,170            $3,948
                                                                ===============  ================  ===============  ===============

Basic and diluted net (loss) income per common share                 ($0.02)          ($0.03)            $0.03             $0.06
                                                                ===============  ================  ===============  ===============
Weighted average shares used in the calculation of net
 (loss) income per common share
    Basic                                                            65,092           66,102            65,082            66,124
                                                                ===============  ================  ===============  ===============
    Diluted                                                          65,092           66,102            66,399            67,565
                                                                ===============  ================  ===============  ===============





See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                       April 2,         March 27,
                                                                                        2006              2005
                                                                                   ---------------   --------------

Operating activities:
Net income                                                                               $2,170          $3,948
Reconciliation of net income to net cash (used in) provided by operations:
 Depreciation and amortization                                                           11,210          11,016
 Deferred income taxes                                                                    1,983           2,710
 Stock based compensation                                                                 3,058             101
 Bad debt expense                                                                           361             249
 Other non-cash items                                                                       277               -
Changes in operating items, excluding the effects of acquisitions:
    Receivables                                                                          (2,216)         (3,785)
    Inventories                                                                         (12,520)         (8,703)
    Prepaid and other                                                                      (751)         (1,765)
    Accounts payable and accrued expenses                                                (3,835)          1,765
    Other assets                                                                         (2,844)          1,840
    Other liabilities                                                                     1,336              44
                                                                                   ---------------   --------------
 Net cash (used in) provided by operating activities                                     (1,771)          7,420

Investing activities:
Purchase of investments                                                                       -         (84,593)
Sale of investments                                                                       6,647          89,259
Acquisitions, net of cash acquired                                                       (4,959)         (9,674)
Capital expenditures, net of non-cash expenditures                                      (17,045)         (8,106)
Other                                                                                       (63)            143
                                                                                   ---------------   --------------
 Net cash used in investing activities                                                  (15,420)        (12,971)


Financing activities:
Acquisition of treasury stock                                                            (1,324)         (2,175)
Proceeds from employee stock options/purchase plan                                          321             754
Proceeds from revolving line of credit                                                   20,000               -
Repayment of notes payable, bank borrowings and revolving
 line of credit                                                                         (22,147)           (967)
Payment of capital lease obligations                                                     (1,037)         (1,284)
                                                                                   ---------------   --------------
 Net cash used in financing activities                                                   (4,187)         (3,672)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                      (21,378)         (9,223)
Cash and equivalents:
 Beginning of period                                                                     39,961          80,824
                                                                                   ---------------   --------------
 End of period                                                                          $18,583         $71,601
                                                                                   ===============   ==============







See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2006.

The balance sheet information at July 3, 2005 has been derived from the audited financial statements at that date.

The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

For the three and nine months ended April 2, 2006 and March 27, 2005, the Company's comprehensive income was equal to the respective net income (loss)for each of the periods presented.

Note 2 - Net Income (Loss) Per Common Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share:

                                                                   Three Months Ended                  Nine Months Ended
                                                            ---------------------------------  --------------------------------
                                                                April 2,         March 27,        April 2,         March 27,
                                                                 2006              2005            2006              2005
                                                            ----------------  ---------------  ---------------  ---------------
                                                                              (in thousands, except per share data)
       Numerator:
         Net (loss) income                                     ($1,540)           ($2,046)         $2,170            $3,948
                                                            ================  ===============  ===============  ===============
       Denominator:
          Weighted average shares outstanding                   65,092             66,102          65,082            66,124
          Effect of dilutive securities:
              Employee stock options                                 -                  -           1,281             1,441
              Employee restricted stock awards                       -                  -              36                 -
                                                            ----------------  ---------------  ---------------  ---------------
                                                                     -                  -           1,317             1,441
                                                            ----------------  ---------------  ---------------  ---------------
       Adjusted weighted-average shares and assumed
          conversions                                           65,092             66,102          66,399            67,565
                                                            ================  ===============  ===============  ===============

       Net (loss) income per common share:
          Basic and diluted                                     ($0.02)            ($0.03)          $0.03             $0.06
                                                            ================  ===============  ===============  ===============



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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment." This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the three and nine months ended April 2, 2006 includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated. Prior to the Company's adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the nine-month period ended April 2, 2006.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 4, 2005:

                                                                           Three Months         Nine Months
                                                                               Ended              Ended
                                                                           April 2, 2006       April 2, 2006
                                                                        -------------------  ------------------
           Stock-option compensation expense recognized (*):             (in thousands, except per share data)

             Marketing and sales                                               $299                $929
             Technology and development                                         128                 397
             General and administrative                                         427               1,325
                                                                            -----------        -----------
               Total                                                            854               2,651
             Related deferred income tax expense                                257                 628
                                                                            -----------        -----------
             Increase in net loss/decrease in net income                       $597              $2,023
                                                                            ===========        ===========

             Impact on basic and diluted net (loss) income per common
             share                                                             $(0.01)          $(0.03)
                                                                            ===========        ===========


             (*) Excludes the  amortization of restricted stock awards in the amount of $204 and $405 for the three and nine months ended April 2, 2006, respectively ($122 and $242, net of tax for the three and nine months ended April 2, 2006, respectively).


Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Total stock based compensation expense, which includes both expense from

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


stock options and restricted stock awards, totaled $1.1 million and $3.1 million ($0.7 million and $2.3 million, net of tax) during the three and nine months ended April 2, 2006, respectively.

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

                                                                    Three Months    Nine Months
                                                                       Ended           Ended
                                                                      March 27,      March 27,
                                                                        2005           2005
                                                                   --------------- --------------
                                                                   (in thousands, except per share
                                                                               data)

                 Net (loss) income - As reported                      $(2,046)      $ 3,948
                  Less: Stock option compensation expense (a)           4,218         7,907
                                                                    ------------  -----------
                 Net loss - Pro forma                                 $(6,264)      $(3,959)
                                                                    ============  ===========

                 Net (loss) income per share:
                  Basic and diluted - As reported                      ($0.03)        $0.06
                                                                       =======        =====
                  Basic and diluted - Pro forma                        ($0.09)       ($0.06)
                                                                       =======        ======


      (a) In March 2005, the Company accelerated the vesting of all unvested stock options awarded to employees and officers which had an exercise price greater than $10.00 per share. Options to purchase approximately
          1.9 million shares became exercisable immediately as a result of the vesting acceleration. The decision to accelerate the vesting of the identified stock options resulted in the Company not being required to recognize share-based compensation expense of approximately $2.1 million in fiscal 2006 and $0.9 million in fiscal 2007. In making this decision, the Company sought to balance the benefit of eliminating the requirement to recognize compensation expense in future periods with the need to continue to motivate employee performance through previously issued, but currently unvested, stock option grants. With those factors being considered, management determined it to be appropriate to only accelerate those unvested stock options where the strike price was reasonably in excess of the Company's then current stock price.

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

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

                                                    Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 April 2,     March 27,        April 2,     March 27,
                                                   2006         2005            2006         2005
                                              ------------- -------------- -------------- -------------

       Weighted average fair value of
        options granted                            $3.05          $4.10          $3.10          $4.55
       Expected volatility                           46%            57%            46%            61%
       Expected life                             5.3 yrs        5.0 yrs        5.3 yrs        5.0 yrs
       Risk-free interest rate                      4.5%           3.9%           4.5%           3.8%
       Expected dividend yield                      0.0%           0.0%           0.0%           0.0%

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

The following table summarizes stock option activity during the nine months ended April 2, 2006:

                                                                                        Weighted
                                                                                         Average
                                                                          Weighted      Remaining     Aggregate
                                                                          Average      Contractual    Intrinsic
                                                          Options      Exercise Price     Term       Value (000s)
                                                        -----------------------------------------------------------
Outstanding at July 3, 2005                               9,477,461         $8.35
Granted                                                     960,000         $6.58
Exercised                                                   (66,297)        $4.88
Forfeited                                                  (396,655)        $9.93
                                                        -------------
Outstanding at April 2, 2006                              9,974,509         $8.12         6.0 years     $10,946
                                                        =============
Options vested or expected to vest at April 2, 2006       9,721,434         $8.14         6.0 years     $10,852
Exercisable at April 2, 2006                              6,588,044         $8.72         4.9 years      $9,468


As of April 2, 2006, the total future compensation cost related to nonvested options not yet recognized in the statement of income was $7.2 million and the weighted average period over which these awards are expected to be recognized was 1.6 years.

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

The following table summarizes the activity of non-vested restricted stock during the nine months ended April 2, 2006:

                                                                                         Weighted
                                                                                       Average Grant
                                                                                         Date Fair
                                                                           Shares          Value
                                                                       ------------- ----------------
                 Non-vested at July 3, 2005                                155,919        $8.39
                 Granted                                                   160,899        $6.58
                 Vested                                                     (2,000)       $7.77
                 Forfeited                                                  (9,949)       $8.35
                                                                       -------------
                 Non-vested at April 2, 2006                               304,869        $7.44
                                                                       =============


The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of April 2, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.7 years.

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

Acquisition of Wind & Weather

On October 31, 2005, the Company acquired Wind & Weather, a Fort Bragg, California based direct marketer of weather-themed gifts, with annual revenues of approximately $14.4 million during its then most recently completed fiscal year ended March 31, 2005. The purchase price of approximately $5.2 million, including acquisition costs, was funded utilizing the Company's line of credit which was repaid during the Company's second quarter utilizing cash generated from operations, and excludes the assumption of Wind & Weather's $1.2 million balance on its seasonal working capital line. During the quarter ended April 2, 2006, the Company relocated the operations of Wind & Weather to its Madison, Virginia facility, and terminated operations in California.

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


                                               Wind & Weather
                                              Purchase Price
                                                Allocation
                                               (Preliminary)
                                            --------------------
                                               (in thousands)

  Current assets                                  $4,009
  Property, plant and equipment                       68
  Intangible assets                                1,750
  Goodwill                                         3,251
  Other non-current assets                            20
                                            --------------------
     Total assets acquired                         9,098
                                            --------------------
  Current liabilities                              3,810
  Non-current liabilities                             39
                                            --------------------
     Total liabilities assumed                     3,849
                                            --------------------
     Net assets acquired                          $5,249
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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Acquisition of Cheryl & Co.

On March 28, 2005, the Company acquired all of the outstanding common stock of Cheryl & Co., a Westerville, Ohio-based manufacturer and direct marketer of premium cookies and related baked gift items, with annual revenues of approximately $33 million during its then most recently completed year ended January 29, 2005. The purchase price of approximately $41.1 million, including acquisition costs, was funded utilizing the Company's available cash and investment balance, and included $6.3 million used to retire Cheryl & Co.'s outstanding debt.

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

                                               Three Months Ended              Nine Months Ended
                                          ------------------------------ -----------------------------
                                             April 2,        March 27,      April 2,       March 27,
                                              2006            2005           2006           2005
                                          -------------- --------------- -------------- --------------

      Net revenues                           $180,017        $164,885      $573,445        $530,299

      Operating (loss) income                 ($3,142)        ($5,466)       $3,701         $10,424

      Net (loss) income                       ($1,540)        ($2,950)       $2,037          $6,089

      Net (loss) income per common share
       Basic                                   ($0.02)         ($0.04)        $0.03           $0.09
       Diluted                                 ($0.02)         ($0.04)        $0.03           $0.09


Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                            April 2,       July 3,
                                                                             2006           2005
                                                                         -------------  -----------
                                                                               (in thousands)

      Finished goods                                                        $38,315        $21,094
      Raw materials                                                           4,982          7,581
                                                                         -------------  -----------
                                                                            $43,297        $28,675
                                                                         =============  ===========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 6 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                                           April 2,
                                                                                            2006
                                                                                       ----------------
                                                                                       (in thousands)

                Goodwill - beginning of year                                                $63,219
                Acquisition of Wind and Weather                                               3,251
                Acquisition of Cheryl & Co.                                                   2,167
                Other                                                                           248
                                                                                         -----------
                Goodwill - end of period                                                    $68,885
                                                                                         ===========

The Company's other intangible assets consist of the following:

                                                         April 2, 2006                            July 3, 2005
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization       Net       Amount     Amortization       Net
                             --------------------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years      $4,927         $3,681       $1,246      $4,927          $3,438       $1,489
   Customer lists              3 - 6 years       5,390          1,607        3,783       4,640           1,145        3,495
   Other                       5 - 8 years         555            207          348         555             170          385
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                                10,872          5,495        5,377      10,122           4,753        5,369

 Trademarks with
   indefinite lives                              9,975              -        9,975       8,846               -        8,846
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
   intangible assets                           $20,847         $5,495      $15,352     $18,968          $4,753      $14,215
                                            ============ =============== =========== =========== =============== ============


Estimated amortization expense is as follows: remainder of fiscal 2006 - $0.3 million, fiscal 2007 - $1.2 million, fiscal 2008 - $1.1 million, fiscal 2009 - $1.1 million, fiscal 2010 - $1.0 million, fiscal 2011 - $0.5 million and thereafter - $0.2 million.

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                          April 2,       July 3,
                                                                                             2006           2005
                                                                                       --------------  -----------
                                                                                              (in thousands)

            Commercial notes and revolving credit lines                                    $3,278          $4,152
            Seller financed acquisition obligations                                            23              46
            Obligations under capital leases                                                  688           1,746
                                                                                       -----------     -----------
                                                                                            3,989           5,944
            Less current maturities of long-term debt and obligations under
             capital leases                                                                 2,050           2,597
                                                                                       -----------     -----------
                                                                                           $1,939          $3,347
                                                                                       ===========     ===========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

In order to fund working capital requirements during its most recent holiday selling season and to support outstanding letters of credit, as well as temporarily finance the acquisition of Wind & Weather referred to in Note 4, on October 27, 2005, the Company established a second line of credit in the amount of $20.0 million, bringing its total available credit facilities to $25.0 million. The credit facilities, which are collateralized by the Company's working capital, bear interest equal to the applicable LIBOR Index plus 1.50% per annum. At April 2, 2006, there were no amounts outstanding under its credit facilities.

Refer to Note 10 - Subsequent Event - Acquisition of Fannie May Confections Brands, Inc. On May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders to finance the acquisition of Fannie May Confections Brands, Inc. and established a new revolving credit facility.

Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three and nine months ending April 2, 2006 was 41.4% and 50.9%, respectively, compared to 43.0% and 40.7% during the comparative three and nine month periods ended March 27, 2005, respectively. The effective tax rate during the three and nine months ended April 2, 2006 includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), and resulted in an increase in the effective annual income tax rate of approximately 10.2%, resulting primarily from the associated book/tax differences in accounting for incentive stock options.

Note 9 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 10 - Subsequent Event - Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company completed its acquisition of Fannie May Confections Brands, Inc. ("Fannie May Confections"), a multi-channel retailer and manufacturer of chocolate and other confections under the well-known Fannie May, Harry London and Fanny Farmer brands. The acquisition, for approximately $85.0 million in cash (subject to adjustment for working capital), was financed through term borrowings as further described below, and includes a modern 200,000-square-foot candy manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. Fannie May Confections Brands, Inc. generated revenues of approximately $75.0 million in its current fiscal year ending April 30, 2006.

In order to finance the acquisition, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase, Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. Concurrent with the 2006 Credit Facility, the Company's previous $25.0 million revolving credit facilities were terminated. The obligations of the Company and its subsidiaries under the 2006 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The section entitled "Forward Looking Information and Factors that May Affect Future Results", beginning on page 20, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this report relating to the financial results, operations and business prospects of the Company. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Overview

For more than 30 years, 1-800-FLOWERS.COM Inc. - "Your Florist of choice(sm)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped from our growers to your door fresh. Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl & Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands(R) acquired May 1, 2006, (www.fanniemay.com and www.harrylondon.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com) and wine gifts from the WineTasting Network(R) (www.ambrosiawine.com and www.winetasting.com). 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

Results of Operations

Net Revenues

                                                     Three Months Ended                             Nine Months Ended
                                    ---------------------------------------------- ---------------------------------------------
                                      April 2,         March 27,                      April 2,       March 27,
                                        2006             2005         % Change          2006           2005          % Change
                                    -------------- ---------------- -------------- --------------- -------------- --------------
                                                                   (in thousands)

Net revenues:
 Online                               $110,278        $91,638          20.3%           $305,913       $252,410         21.2%
 Telephonic                             51,542         52,424          (1.7%)           215,046        199,580          7.7%
 Retail/fulfillment                     18,197         12,971          40.3%             49,652         32,571         52.4%
                                    -------------- ----------------                 --------------- -------------
Total net revenues                    $180,017       $157,033          14.6%           $570,611       $484,561         17.8%
                                    ============== ================                 =============== =============

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's revenue growth of 14.6% and 17.8% during the three and nine months ended April 2, 2006 resulted primarily from growth in sales of floral products of 12.3% and 9.4%, respectively, despite the shift in the Easter holiday which fell in the third quarter of the prior year, as well as the acquisitions of Cheryl & Co., a manufacturer and direct marketer of cookies and baked gifts, which was acquired in fiscal April 2005, and Wind & Weather, a direct marketer of weather-themed gifts, acquired in fiscal November 2005. Revenue growth excluding the impact of acquisitions, was 9.7% and 8.6%, during the three and nine months ended April 2, 2006, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) increased spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth.

The Company fulfilled approximately 2,549,000 and 8,432,000 orders through its combined telephonic and online sales channels during the three and nine months ended April 2, 2006, an increase of 4.8% and 12.8% respectively, over the prior year periods. Order volume through the Company's online sales channel, which contributed 68.1% and 58.7% of total combined telephonic and online revenues during the three and nine months ended April 2, 2006, compared to 63.6% and 55.8% in the prior year period, increased by 10.2% and 17.1%, respectively, as a result of additional marketing efforts through search engines and affiliates, and the continued migration of customers from the Company's telephonic sales channel. During the three months ended April 2, 2006, revenue generated through the Company's telephonic sales channel decreased by 1.7%, primarily as a result of the shift in the Easter holiday which fell in the third quarter of the prior year, whereas during the nine months ended April 2, 2006, telephonic revenues increased by 7.7%, driven primarily by the incremental sales of Cheryl & Co., which was acquired in fiscal April 2005 and Wind & Weather, which was acquired in fiscal November 2005. The Company's combined telephonic and online average order value of $63.51 and $61.80 during the three and nine months ended April 2, 2006, increased 7.2% and 2.7% over the respective prior year periods, primarily from a combination of product mix, additional delivery surcharges related to the Valentine's Day holiday and increases in base service/shipping charges, aligning them with industry norms.

During the three months ended April 2, 2006, non-floral gift products accounted for 35.1% of total combined telephonic and online net revenues, consistent with the prior year. During the nine months ended April 2, 206, non-floral gifts accounted for 53.1% of total telephonic and online net revenue, compared to 50.6% during the same period of the prior year, primarily as a result of the shift in product mix due to the Company's recent acquisitions.

Retail and fulfillment revenues for the three and nine months ended April 2, 2006 increased in comparison to the same period of the prior year, primarily as a result of the continued membership growth and wholesale floral product and service offerings to the Company's BloomNet(TM) network, and the retail and wholesale bakery product revenue of Cheryl & Co.

During the second half of fiscal 2005, the Company implemented plans designed to extend the Company's leadership position in the floral and thoughtful gift marketplace, through increased marketing spend intended to drive customer acquisition, particularly in the floral gift category, and to further extend its popular gourmet and sweetshop offerings through internal growth and acquisition of complementary product lines. Over the last several quarters, the Company has seen the success of these programs, driving increased revenue through both organic growth, and through the expansion of its Food, Wine and Gift Basket collections, which now included the recent acquisition of Fannie May Confections Brands, providing our customers with a broad range of gifting options necessary to compete in an increasingly fast paced online world. The remainder of the Company's fiscal year includes the Company's most significant floral gifting holiday, Mother's Day, during which time, the Company will continue its expanded level of media presence and depth of its marketing programs, and further expand its BloomNet business-to-business floral operations. As a result of these efforts, the Company expects to continue to achieve strong revenue growth for the balance of the year. While the Company believes that these investments have impacted the Company's earnings growth over the short term, over the longer term, the Company believes that this strategy will enable it to achieve sustainable double digit revenue growth and provide further leverage within its business model and therefore improved profitability.

Gross Profit

                                               Three Months Ended                              Nine Months Ended
                                  --------------------------------------------- ---------------------------------------------
                                    April 2,         March 27,                    April 2,         March 27,
                                      2006            2005          % Change       2006             2005          % Change
                                  --------------  --------------- ------------- --------------- --------------- -------------
                                                                (in thousands)

      Gross profit                   $70,274            $59,086        18.9%       $241,292        $201,270         19.9%
      Gross margin %                  39.0%              37.6%                       42.3%           41.5%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise operations. Gross profit increased during the three and nine months ended April 2, 2006, in comparison to the same period of the prior year, primarily as a result of the additional revenue, as well as improved gross margin percentage which increased 140 and 80 basis points over the respective prior year periods. The improved gross margin percentage resulted from a combination of: (i) product mix, including the additions of the Cheryl & Co. and Wind & Weather product lines, which have higher gross margins and (ii) pricing initiatives related to both delivery surcharges during the Valentine's Day holiday and increases in base service/shipping charges. For the foreseeable future, although varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will continue to improve, primarily through the growth of its higher margin non-floral gifts lines, including the acquisitions of Cheryl & Co., Wind & Weather, and more recently, Fannie May Confections Brands, as well as through improved product sourcing, pricing initiatives and customer service and fulfillment enhancements which are expected to substantially mitigate continued pressure on shipping costs.

Marketing and Sales Expense

                                                Three Months Ended                                Nine Months Ended
                                 ----------------------------------------------  ----------------------------------------------
                                    April 2,        March 27,                      April 2,         March 27,
                                      2006            2005          % Change         2006            2005           % Change
                                 --------------- --------------- --------------  --------------  --------------- --------------
                                                                (in thousands)

Marketing and sales                $53,188          $45,813         16.1%          $179,286        $148,546          20.7%
Percentage of net revenues          29.5%            29.2%                           31.4%           30.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. During the three and nine months ended April 2, 2006, marketing and sales expenses increased over the prior year, as a result of several factors including: (i) the Company's efforts to increase new customer acquisition and accelerate top-line growth through increased marketing efforts both online and through broadcast advertising, (ii) personnel required to expand the BloomNet(TM) florist business, (iii) additional expenses associated with the recent acquisitions, including the Winetasting Network, Cheryl & Co. and Wind & Weather, which, while contributing to revenue growth and achieving higher gross product margins, also incur higher marketing expenses, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details. During the three and nine month periods ended April 2, 2006, the Company added 824,000 and 2,640,000 new customers, increases of 4.0% and 6.6% over the same periods of the prior year. As a result of the Company's effective customer retention efforts, 1,116,000 and 2,558,000 existing customers placed orders during the three and nine months ended April 2, 2006, representing increases of 2.8% and 9.3%, respectively, in comparison to the same periods of the prior year. Additionally, of the 1,940,000 and 5,198,000 total customers who placed orders during the three and nine months ended April 2, 2006, approximately 57.5% and 49.2% were repeat customers, relatively consistent with the prior year periods.

During the remainder of fiscal 2006, the Company expects to maintain its recent level of marketing and sales spending in order to continue its higher rate of new customer acquisition, while also leveraging its already significant customer base through cost effective, customer retention initiatives. Such spending will continue to be in online search and affiliate relationships, as well as in direct marketing and broadcast advertising programs. In addition, the Company plans to continue to add personnel to grow its BloomNet(TM) membership and support the anticipated growth of its recently acquired businesses, which now includes Fannie May Confections Brands. As a result, over the short term the Company expects that marketing and sales expense, as a percentage of revenue, will remain consistent with the prior year.

Technology and Development Expense

                                             Three Months Ended                              Nine Months Ended
                                --------------------------------------------- --------------------------------------------
                                   April 2,      March 27,                       April 2,       March 27,
                                    2006           2005           % Change        2006           2005          % Change
                                -------------- --------------- -------------- -------------- --------------- -------------
                                                               (in thousands)

Technology and development       $5,170            $4,160          24.3%         $14,736        $10,556          39.6%
Percentage of net revenues        2.9%              2.6%                           2.6%           2.2%


Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. During the three and nine months ended April 2, 2006, technology and development expense increased as a result of the incremental expenses associated with the acquisitions of the Winetasting Network, Cheryl & Co., and Wind & Weather, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform, and the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details. During the three and nine months ended April 2, 2006, the Company expended $8.2 million and $26.1 million respectively, on technology and development, of which $3.0 million and $11.4 million, has been capitalized.

Although over the longer term, the Company believes that it will continue to demonstrate its ability to leverage its IT platforms, during the remainder of fiscal 2006, the Company intends to continue to improve the technology infrastructure of its wine gift business and cookies and baked gifts business, as well as evaluate the immediate technology needs of the recently acquired Fannie May brands, and therefore expects that technology and development spending as a percentage of net revenues will be consistent with, or increase slightly over the prior year.

General and Administrative Expense

                                             Three Months Ended                              Nine Months Ended
                                --------------------------------------------- --------------------------------------------
                                   April 2,      March 27,                       April 2,       March 27,
                                    2006           2005           % Change        2006           2005          % Change
                                -------------- --------------- -------------- -------------- --------------- -------------
                                                               (in thousands)

General and administrative        $11,181          $9,864           13.4%        $32,174         $25,420          26.6%
Percentage of net revenues          6.2%            6.3%                           5.6%            5.2%


General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased during the three and nine months ended April 2, 2006 in comparison to the prior year, primarily as a result of: (i) incremental expenses associated with the Company's acquired businesses, (ii) expenses associated with the Company's corporate headquarters relocation, which was substantially completed in the second quarter of fiscal 2006, and (iii) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer below to Recent Accounting Pronouncements for further details.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, as a result of the incremental expenses associated with the acquisitions of Cheryl & Co. and Wind & Weather, and most recently the acquisition of Fannie May Confections Brands, and the seasonal nature of these businesses, as well as the impact of the adoption of SFAS 123(R), this leverage is partially offset for the remainder of fiscal 2006. As such, the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2006 will be consistent with the prior year.

Depreciation and Amortization Expense

                                             Three Months Ended                              Nine Months Ended
                                --------------------------------------------- --------------------------------------------
                                   April 2,      March 27,                       April 2,       March 27,
                                    2006           2005           % Change        2006           2005          % Change
                                -------------- --------------- -------------- -------------- --------------- -------------
                                                               (in thousands)

Depreciation and amortization      $3,877         $3,350          15.7%          $11,210        $11,016          1.8%
Percentage of net revenues          2.2%           2.1%                            2.0%           2.3%

Depreciation and amortization expense increased during the three months and nine months ended April 2, 2006 in comparison to their respective prior year periods, due primarily to the incremental amortization expense related to the intangibles established as a result of the acquisitions of Cheryl & Co and Wind & Weather. During the nine months ended April 2, 2006, depreciation and amortization expense, as a percentage of revenue, decreased over the prior year period, reflecting the Company's leverage of its existing infrastructure.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms of the Company's wine and cookies businesses, and the recently acquired Fannie May brands, are critical to attaining its strategic objectives. As a result of these improvements and an increase in amortization expense associated with the intangibles expected to be established as a result of the acquisition of Fannie May, the Company expects that depreciation and amortization for the remainder of fiscal 2006 will increase slightly as a percentage of net revenues in comparison to prior years.

Other Income (Expense)

                                                 Three Months Ended                              Nine Months Ended
                                --------------------------------------------- --------------------------------------------
                                   April 2,      March 27,                       April 2,       March 27,
                                    2006           2005           % Change        2006           2005          % Change
                                -------------- --------------- -------------- -------------- --------------- -------------
                                                               (in thousands)

 Interest income                    $474           $570            (16.8%)          $830          $1,227         (32.4%)
 Interest expense                    (96)          (116)            17.2%           (293)           (381)         23.1%
 Other                               137             55            149.1%              -              80             -
                                -------------- ---------------                -------------- ---------------
                                    $515           $509              1.2%           $537            $926         (42.0%)
                                ============== ===============                ============== ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases and other long-term debt, as well as its revolving line of credit. Other income (expense) during the three months ended April 2, 2006 was consistent with the prior year period, while during for the nine months ended April 2, 2006 other income (expense) decreased primarily as a result of lower interest income, resulting from a decrease in average cash balances, due to the acquisitions of the Winetasting Network in November 2004, Cheryl & Co. in fiscal April 2005 and Wind & Weather in fiscal November 2005, as well as the Company's stock buy-back program, offset in part by lower interest expense due to maturing debt and capital lease obligations.

Income Taxes

During the three and nine months ended April 2, 2006, the Company recorded an income tax benefit of $1.1 million and income tax expense of $2.3 million, respectively. The Company's effective tax rate for the three and nine months ending April 2, 2006 was 41.4% and 50.9%, respectively, compared to 43.0% and 40.7% during the comparative periods of the prior year. The effective tax rate during the three and nine months ended April 2, 2006 includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), and resulted in an increase in the annual effective income tax rate for fiscal 2006 of approximately 10.2%, resulting primarily from the associated book/tax differences in accounting for incentive stock options.

Liquidity and Capital Resources

At April 2, 2006, the Company had working capital of $32.3 million, including cash and equivalents of $18.6 million, compared to working capital of $41.7 million, including cash and equivalents and short-term investments of $46.6 million, at July 3, 2005.

Net cash used in operating activities of $1.8 million for the nine months ended April 2, 2006 was primarily attributable to the Company's seasonal changes in working capital. As a result of the timing of the Easter Holiday, which fell at the end of the third quarter of the prior year, inventory and other assets were higher at the end of the current year period, while payables for florist fulfilled orders were lower. In addition, inventory increased in order to accommodate increased wholesale floral product sales and due to timing of inventory purchases related to increased overseas sourcing of products for the spring selling season.

Net cash used in investing activities of $15.4 million for the nine months ended April 2, 2006 was primarily attributable to capital expenditures related to the Company's technology infrastructure as well as the acquisition of Wind & Weather in fiscal November 2005, offset in part by net proceeds from the sale of the Company's short-term investments.

Net cash used in financing activities of $4.2 million for the nine months ended April 2, 2006, resulted primarily from cash used to repurchase 182,000 shares of the Company's Class A common stock, which were placed in treasury, for approximately $1.3 million, as well as the repayment of amounts outstanding under the Company's credit facilities and long-term capital lease obligations, offset in part by the net proceeds received upon the exercise of employee stock options.

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. In order to fund working capital requirements during its most recent Christmas holiday selling season and to support outstanding letters of credit, as well as temporarily finance the acquisition of Wind & Weather, on October 27, 2005, the Company established a second line of credit in the amount of $20.0 million, bringing its total available credit facilities to $25.0 million. The credit facilities, which were collateralized by the Company's working capital, bore interest equal to the applicable LIBOR Index plus 1.50% per annum. At April 2, 2006, there were no amounts outstanding under its credit facilities.

On May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase, Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May
Confections. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. Concurrent with the 2006 Credit Facility, the Company's previous $25.0 million revolving credit facilities were terminated. The Company does not expect to draw down on the revolving credit facility until the end of its fiscal first quarter in order to fund pre-holiday manufacturing and inventory purchases.

At April 2, 2006, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        --------------------------------------------------------------------------------
                                                                           (in thousands)
                                                          Less than 1         1 - 3           3 - 5         More than 5
                                             Total               year         years           years               years
                                        -----------    ---------------    ------------    -------------    --------------


Long-term debt                              $3,564             $1,540          $2,024              $-               $-
Capital lease obligations                      791                706              85               -                -
Operating lease obligations                 59,251              8,835          15,670           8,628           26,118
Sublease obligations                         7,697              2,281           3,235           1,480              701
Purchase commitments (*)                    17,617             16,563           1,054               -                -
                                        -----------    ---------------    ------------    -------------    --------------
  Total                                    $88,920            $29,925         $22,068         $10,108          $26,819
                                        ===========    ===============    ============   =============     ===============

(*) Purchase commitments consist primarily of inventory, equipment purchase orders and online marketing agreements made in the ordinary course of business.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of April 2, 2006, the Company had repurchased 1.5 million shares of common stock for $11.1 million, of which 182,000 shares of common stock for $1.3 million was repurchased during the nine months ending April 2, 2006.

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

Inventory

The Company states inventory at the lower of cost or market and includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor. In assessing the realization of inventories, we are required to make judgments as to future demand requirements and compare that with inventory levels. It is possible that changes in consumer demand could cause a reduction in the net realizable value of inventory.

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


Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment." This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the three and six months ended January 1, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated. Prior to the Company's adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the nine-month period ended April 2, 2006.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 4, 2005:

                                                                           Three Months          Nine Months
                                                                              Ended                Ended
                                                                          April 2, 2006        April 2, 2006
                                                                       --------------------   ------------------
          Stock-option compensation expense recognized (*):             (in thousands, except per share data)

           Marketing and sales                                                $299                 $931
           Technology and development                                          128                  397
           General and administrative                                          427                1,325
                                                                           -----------          -----------
             Total                                                             854                2,653
           Related deferred income tax expense                                 257                  630
                                                                           -----------          -----------
           Increase in net loss/decrease in net income                        $597               $2,023
                                                                           ===========          ===========

           Impact on basic and diluted net (loss) income per common
           share                                                            $(0.01)              $(0.03)
                                                                           ===========          ===========


           (*) Excludes the amortization of restricted stock awards in the amount of $204 and $405 for the three and nine months ended April 2, 2006, respectively ($122 and $242, net of tax for the three and nine months ended April 2, 2006, respectively).

Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Total stock based compensation expense, which includes both expense from stock options and restricted stock awards, totaled $1.1 million and $3.1 million ($0.7 million and $2.3 million, net of tax) during the three and nine months ended April 2, 2006, respectively.


Refer to Note 3 - Stock-Based Compensation for further information regarding disclosure required in accordance with SFAS No. 123(R).


Forward Looking Information and Factors that May Affect Future Results


Our disclosure and analysis in this report contain forward-looking information about the Company's financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

    o   the Company's ability:
        o  to achieve solid, sustainable revenue growth;
        o to maintain and enhance its online shopping web sites to attract customers;
        o  to successfully introduce new products and product categories;

        o to successfully integrate acquisitions, including the acquisition of Fannie May Confections Brands, Inc.;
        o  to cost effectively acquire and retain customers;
        o  to compete against existing and new competitors;
        o to manage expenses associated with necessary general and administrative and technology investments;
        o  to cost efficiently manage inventories; and
        o to grow its revenues and leverage its operating infrastructure to enhance profitability;
    o general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company's products; and
    o  competition from existing and potential new competitors.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended July 3, 2005 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1, of that filing under the heading "Risk Factors that May Affect Future Results". We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. While the Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes, in order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a $135.0 million secured credit facility. The credit facility includes an $85.0 million term loan and a $50.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company's periodic reports filed with the SEC. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There have been no material  changes from the risk factors  disclosed in Part 1,
Item 1, of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during fiscal 2006 which includes the period July 4, 2005 through April 2, 2006.

                                                                          Total Number of          Dollar Value of
                                                                          Shares Purchased as      Shares that May Yet
                                                                          Part of Publicly         Be Purchased Under
                             Total Number of          Average Price       Announced Plans or       the Plans or
Period                       Shares Purchased        Paid Per Share       Programs                 Programs
-------------------------------------------------------------------------------------------------------------------------
                                        (in thousands, except average price paid per share)

   7/4/05 - 7/31/05                   120.5                $7.19                    120.5                    $9,315
   8/1/05 - 8/28/05                    61.5                $7.31                     61.5                    $8,863
  8/29/05 - 10/2/05                       -                   $-                        -                    $8,863
 10/3/05 - 10/30/05                       -                   $-                        -                    $8,863
10/31/05 - 11/27/05                       -                   $-                        -                    $8,863
  11/28/05 - 1/1/06                       -                   $-                        -                    $8,863
   1/2/06 - 1/29/06                       -                   $-                        -                    $8,863
  1/30/06 - 2/26/06                       -                   $-                        -                    $8,863
   2/27/06 - 4/2/06                       -                   $-                        -                    $8,863
                             --------------------    -----------------    ---------------------
Total                                 182.0                $7.23                    182.0

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

        None.

ITEM 6. EXHIBITS

         31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             1-800-FLOWERS.COM, Inc.
                                             -----------------------------------
                                             (Registrant)




Date: 5/12/06                                 /s/ James F. McCann
---------------------                        -----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: 5/12/06                                 /s/ William E. Shea
---------------------                        -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)