Form 10-K
period 2006-07-02
1 800 FLOWERS COM INC
filed 2006-09-15
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 2, 2006

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         11-3117311
     -------------------------------                             ----------
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

    Title of each class                Name of each Exchange on which registered
Class A common stock, par value              The Nasdaq Stock Market, Inc.
     $0.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes | | No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes |_| No |X|

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):
  Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the Class A common stock on December 30, 2005 as reported on the Nasdaq National Market, was approximately $173,999,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   28,335.613
                                   ----------
  (Number of shares of class A common stock outstanding as of September 8, 2006)

                                   36,858,465
                                   ----------
  (Number of shares of class B common stock outstanding as of September 8, 2006)

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the Registrant's Definitive Proxy Statement for the
               2006 Annual Meeting of Stockholders (the Definitive
               Proxy Statement) are incorporated by reference into
                            Part III of this Report.

                             1-800-FLOWERS.COM, INC.
                                    FORM 10-K
                     For the fiscal year ended July 2, 2006

                                      INDEX


PART I
  Item 1.    Business                                                          1

  Item 1A.   Risk Factors                                                     11

  Item 1B.   Unresolved Staff Comments                                        18

  Item 2.    Properties                                                       19

  Item 3.    Legal Proceedings                                                19

  Item 4.    Submission of Matters to a Vote of Security Holders              19

PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters and Issuer Purchases of Equity Securities                22

  Item 6.    Selected Financial Data                                          23

  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        25

  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk       35

  Item 8.    Financial Statements and Supplementary Data                      35

  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         35

  Item 9A.   Controls and Procedures                                          35

  Item 9B.   Other Information                                                39

PART III
  Item 10.   Directors and Executive Officers of the Registrant               39

  Item 11.   Executive Compensation                                           39

  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       39

  Item 13.   Certain Relationships and Related Transactions                   39

  Item 14.   Principal Accountant Fees and Services                           39

Part IV

  Item 15.   Exhibits and Financial Statement Schedules                       40


  Signatures                                                                  41

                                     PART I

Item 1. BUSINESS

The Company

For more than 30 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice(R)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers delivered through its "Fresh From Our Growers(SM)" program.

Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); weather-themed gifts from Wind & Weather(R)(1-800-922-9463 or www.windandweather.com), popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands
(www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfoods.com(R) (www.greatfood.com), children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); wine gifts from the WineTasting Network(R) (www.ambrosiawine.com and www.winetasting.com); and gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com).

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

References in this Annual Report on Form 10-K to "1-800-FLOWERS.COM" and the "Company" refer to 1-800-FLOWERS.COM, Inc. and its subsidiaries. The Company's principal offices are located at One Old Country Road, Suite 500, Carle Place, NY 11514 and its telephone number at that location is (516) 237-6000.

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

The Company's online presence has enabled it to expand the number and types of products it can effectively offer to its customers. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use. Since 1995, the Company has broadened its product offering to include products that a customer could expect to find in a high-end flower shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware and gourmet gift baskets. In addition, the Company has further expanded its product offering to include home and garden merchandise through its April 1998 acquisition of The Plow & Hearth, Inc.; unique and educational children's gifts through its acquisition of the HearthSong and Magic Cabin product lines in June 2001 and, more recently, weather-themed gifts and instruments through the acquisition of Wind & Weather in October 2005. The Company has also significantly expanded its presence in the food, wine and gift baskets category through a combination of organic initiatives and strategic acquisitions beginning with the purchase of GreatFood.com, Inc. in November 1999, followed by the purchase of certain assets of The Popcorn Factory in May 2002, the addition of wine gifts through the acquisition of The WineTasting Network in November 2004, the addition of cookies and other bakery gift items through the purchase of Cheryl & Co. in March 2005 and, most recently adding premium chocolates and confections with the acquisition of Fannie May Confections Brands, Inc. in May 2006.

The Company's Strategy

1-800-FLOWERS.COM's objective is to become the leading authority on thoughtful gifting, to serve an expanding range of our customers celebratory needs, thereby helping our customers connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service.

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include home and garden merchandise, children's toys and games, gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, as well as wine gifts. This extension of product offerings through its brands has enabled the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company believes its brands are characterized by:

       o Convenience. All of the Company's product offerings can be purchased either via the web, or via the Company's toll-free telephone numbers, 24 hours a day, seven days a week, for those customers who prefer a personal gift advisor to assist them. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
       o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
       o  Delivery.  The  Company  has  developed  a  market-proven  fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet (comprised of independent florists operating retail flower shops and Local Fulfillment or Design Centers ("LFC's"), Company-owned stores, LFC's, and franchise stores), with its eight distribution centers located in California, Illinois, New York, Nevada, Ohio, and Virginia, and third-party vendors who ship directly to the Company's customers. These fulfillment points are connected by the Company's proprietary "BloomLink" communication system, a secure internet-based system through which orders and related information are transmitted.
       o Selection. Over the course of a year, the Company offers more than 2,000 varieties of fresh-cut flowers, floral arrangements and plants, more than 5,600 SKUs of gifts, gourmet foods, cookies, chocolates and wines, approximately 14,700 different SKUs for the home, including garden accessories, casual lifestyle furnishings, weather themed instruments and gift items, and unique and educational toys and games.
       o Customer Service. The Company strives to ensure that customer service, whether online, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates five customer service facilities to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the
Company intends to market other high-quality brands in addition to the 1-800-FLOWERS.COM brand. The Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses. In keeping with this strategy, in May 2006, the Company acquired Fannie May Confections Brands, Inc. a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May(R), Harry London(R) and Fanny Farmer(R) brands, while in March 2005, the Company acquired Cheryl&Co., a manufacturer  and direct  marketer of premium  cookies  and  related  baked gift items, and in November 2004, The Winetasting Network, a distributor and direct-to-consumer marketer of wine. These acquisitions have enabled the Company to more fully develop its food, wine and gift baskets product line, which the Company has identified as having significant revenue and earnings growth potential. In November 2005, the Company acquired Wind & Weather, a direct-marketer of weather-themed instruments and gift items. In June 2001 the Company acquired The Children's Group, Inc. including its two brands of unique and educational children's toys and games, HearthSong and Magic Cabin, deepening its product assortment in the home and children's gift category which the Company first entered in 1998, through its acquisition of The Plow & Hearth, Inc., a direct marketer of home decor and garden merchandise. As a complement to the Company's own brands and product lines, the Company has formed relationships with Lenox(R), Waterford(R), Swarovski(R), Godiva(R), Hershey's(R), Gund(R), Crabtree and Evelyn(R), and Yankee Candle(R), as well as developing signature products with renowned celebrity floral artisans in order to provide its customers with differentiated signature products and further its position as a destination for all of their gifting needs.

Having now achieved a solid base of business, through organic efforts and strategic acquisitions, management's current focus is on improving the Company's earnings performance through a combination of gross margin improvement from expanded overseas product sourcing and expected manufacturing efficiencies, leveraging the Company's operating platform to reduce operating expenses, and changes in advertising and marketing strategies designed to increase effectiveness.

The Company's Products

The Company offers a wide range of products, including fresh-cut flowers, floral arrangements and plants, gifts, popcorn, gourmet foods, cookies, candy and wine, home and garden merchandise and unique toys and games for children. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers. For the years ended July 2, 2006, July 3, 2005, and June 27, 2004, the sale of floral products represented 50.6%, 52.7%, and 52.2% of total combined telephonic and online net revenues, respectively.

The Company's differentiated and value-added product offerings creates the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company's merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and wine, home and garden and children's toys, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion, convey a sentiment or cater to a casual lifestyle. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that our customers have embraced and come to expect from us while we eliminate marginal performers our product offerings.

Over the course of a year, the Company's product selection consists of:

Flowers & Plants. The Company offers more than 1,600 varieties of fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, flowers delivered through its "Fresh From Our Growers (SM)" program, and most recently, the Company expanded its successful "celebrity" gift collections, including the unique floral creations of Jane Carroll, Julie McCann Mulligan, Jane Packer, Preston Bailey and Nico De Swert. The Company also offers approximately 400 varieties of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods, Wine and Gifts. The Company offers more than 800 premium popcorn and specialty snack products from The Popcorn Factory brand, as well as approximately 400 carefully selected gourmet food and sweet products from the GreatFood.com brand. Additionally, the Company has more than 900 premium cookies and baked gift items from Cheryl & Co., which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. Through the Winetasting Network, the Company now offers its customer more than 500 different wines, primarily from the prestigious wine regions in California. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. Most recently, in May 2006, through the acquisition of Fannie May Confections Brands, Inc. the Company offers more than 1,000 different selections of premium chocolate and candy. Many of the Company's gourmet products can be packaged in seasonal, occasion specific or decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customer's gifting needs. The Company offers more than 500 specially selected gift items, including plush toys from Gund(R), balloons, bath and spa items and gift baskets, candles from Yankee Candle(R), wreaths, ornaments, collectibles, home accessories and giftware.

Home and Children's Gifts. Through the Company's Plow & Hearth brands, including most recently added Wind & Weather in November 2005, the Company offers more than 7,800 SKUs for the home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and approximately 2,500 gardening items, including tools and accessories, pottery, nature and weather-related products, books and related products. Through the HearthSong and Magic Cabin brands, the Company offers over 4,200 products, including environmentally friendly toys, plush stuffed animals, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.

Marketing and Promotion

The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company's goal is to make its brands synonymous with thoughtful gifting. To do this, the Company intends to continue to invest in its brands and acquisition of new customers through the use of selective on and off-line media, direct marketing, public relations and strategic internet relationships, while cost-effectively capitalizing on the Company's large and loyal customer base.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. We plan to encourage more frequent and extensive use of our branded Web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthday's, anniversaries, weddings, and sympathy. Through customer panel research, the 1-800-Flowers.com brand introduced a number of new signature products during fiscal 2006 designed to increase everyday purchases. From its celebrity floral artisan collection to the successful launch of its "Happy Hour" collection of margarita, martini and daiquiri inspired floral arrangements, which were advertised using innovative outdoor bus and billboard campaigns, the Company's marketing and product offerings continue to evolve to meet consumer needs. The Company will also continue to improve its customers' shopping experience by personalizing the features of its Web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. In addition, the Company plans to drive purchase frequency improvements through the use of loyalty, thank-you and reminder programs, as well as targeting catalog content and mailings based on consumers changing purchasing habits. For example, during fiscal 2006, the 1-800-Flowers.com brand introduced its Fresh Rewards
Program(R)   whereby  customers  earn  credit  towards  future  purchases  upon achieving targeted spending levels. As of July 2, 2006, the Company's total database of unique customers numbered approximately 28.0 million (13.6 million of which have transacted business with the Company within the past 36 months).

Through its Business Gift Services division, the Company believes it has significant opportunity to expand its corporate customer base and leverage existing and/or develop successful gifting programs with corporate customers, many of which are included in the Fortune 1000, such as AT&T, Bank of America, General Electric, IBM, Verizon, Honeywell, Microsoft, Hewlett Packard, Ford, and UPS, to name a few. These programs focus on developing and/or strengthening strategic partnerships through the coordinated development of customized and personalized gifts for their clients and employees, and are tailored to meet the needs of small, mid-sized and large businesses. The Company helps its partners manage the Life Celebrations at Work(SM) programs, which include occasions such as Sympathy, Get Well, Anniversary, Birthday, Thank You and other daily floral needs. Additionally, through the many brands supported by the Company, the Business Gift Services division supports partners' holiday gifting, rewards and recognition programs, conferences and events, as well as client acquisition and customer retention programs to support their growth strategies.

Increase the Number of Online Customers. Online transactions are more cost efficient to process. Although the Company expects its customers to choose the most convenient channel available to them at the time of their purchase, the

Company expects its trend of online growth to continue. In order to maximize the value of this trend, the Company intends to continue to:

         o further build brand awareness to drive customers directly to the Company's URLs, further reducing reliance on internet portals and search engines; currently, greater than 70% of online revenues comes directly to the Company's websites;
         o cost effectively promote its Web site through internet portals, online networks and search engines and affiliates;
         o  aggressively  market   the  Company's  Web  site  in  its  marketing
            campaigns;
         o facilitate access to the Company's Web site for its corporate customers by implementing direct links from their internal corporate networks, and develop customized co-branded micro-sites for larger corporate partners; and
         o actively promote the Company's Fresh Rewards loyalty program to increase customer frequency and average order value.

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of the Plow & Hearth, Wind & Weather, HearthSong, Magic Cabin, Popcorn Factory and Cheryl & Co. catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products. In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company's Web sites. For the year ended July 2, 2006, the Company mailed in excess of 130 million branded catalogs.

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

Affiliate and Co-Marketing Promotions. In addition to securing alliances with frequently visited Web sites, the Company developed an affiliate network that includes thousands of Web sites operated by third parties. Affiliate participation may be terminated by them or by the Company at any time. These Web sites earn commissions on purchases made by customers referred from their sites to the Company's Web site. In order to expand the reach of its marketing programs and stretch its marketing dollars, the Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with American, United and Delta Airlines, as well as Upromise, Capital One, American Express, VISA and MasterCard, among others.

E-mails. The Company is able to capitalize on its customer database of approximately 28.0 million unique customers (13.6 million of which have transacted business with the Company within the past 36 months), 11.8 million of which have transacted business with the Company on-line (7.6 million of which have transacted business with the Company online within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

The Company's Web Sites

The Company offers floral, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its 1-800-FLOWERS.COM Web site (www.1800flowers.com). Customers can come to the web site directly or be linked by one of the Company's portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft, Google and Overture, as well as thousands of its online affiliate program members. The Company also offers home and garden products through Plow & Hearth

(www.plowandhearth.com), weather-themed gifts through Wind & Weather (www.windandweather.com) premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com), gourmet food products through GreatFood.com (www.greatfood.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl&Co. (www.cherylandco.com), children's gifts through its HearthSong (www.hearthsong.com) and Magic Cabin (www.magiccabin.com), and wine gifts from The Winetasting Network (www.ambrosiawine.com and www.winetasting.com) web sites. Greater than 70% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

The Company's web sites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience. The Company's web sites offer customers detailed product information, complete with photographs, personalized shopping services, including search and order tracking, contests, sweepstakes, gift-giving suggestions and reminder programs, home decorating and how-to-tips and information about special events and offers. The Company has designed its Web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. The Company's Web sites include the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour/7 day customer service that are available to all its customers:

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company's online and telephonic orders are fed directly from the Company's secure Web sites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company warehouse, or for florist fulfilled or drop-shipped items, selects a vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink, the Company's proprietary communication system, assuring timely delivery. In addition, the Company's gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

In prior years, the Company has invested heavily in building a scalable technology platform to support the Company's order volume growth. The Company employs a combination of in-house personnel which concentrate on core competencies, including strategic direction and system and project management and implementation. However, during fiscal 2006, the Company began outsourcing certain of its programming and support services in order to achieve cost efficiencies, allowing the Company to focus its resources on customer specific projects to ensure an enjoyable shopping experience while providing improved operational flexibility, additional capacity and system redundancy.

The Company's technology infrastructure, primarily consisting of the Company's Web sites, transaction processing, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical. The Company plans to continue to invest in technologies that will improve and expand its e-commerce and telecommunication capabilities and utilize its informational technology expertise to improve the technology infrastructure of its recently acquired businesses to accommodate anticipated growth and improve their customers' shopping experiences.

Fulfillment and Manufacturing Operations

The Company's customers primarily place their orders either online or over the telephone. The Company's development of a hybrid fulfillment system which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops and LFC's, Company-owned stores and LFC's, and franchise stores), with the Company-owned distribution centers and brand-name vendors who ship directly to the Company's customers. While providing a significant competitive advantage in terms of delivery options, the Company's fulfillment system also has the added benefit of reducing the Company's capital investments in inventory and infrastructure. All of the Company's products are backed by a 100% satisfaction guarantee, and the Company's business is not dependent on any single third-party supplier.

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members and third party gift vendors, the Company internally-developed BloomLink(R), a proprietary and secure internet-based communications system which is available to all BloomNet members and third-party gift vendors. The Company also has the ability to arrange for international delivery of floral products through independent wire services and direct relationships.

The Company intends to improve its fulfillment capabilities to make its operations more efficient by:

        o strengthening relationships and increasing the number of its vendors and BloomNet member florists, as appropriate, to ensure geographic coverage and shorten delivery times;
        o continuing to improve warehousing operations and reduce fulfillment times in support of its floral, gifts, gourmet food and wines, and home product lines; and
        o expanding the use of cross-dock logistics, and work with additional third party carriers to increase volume capability and utilizing cross brand fulfillment capabilities to mitigate the impact of fuel cost increases.

Fulfillment of products is as follows:

Flowers and Plants. A majority of the Company's floral orders are fulfilled by one of the Company's BloomNet members, allowing the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers' need for immediate gifting. In addition, the Company is better positioned to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects retail florists for BloomNet based upon the florist's design staff, facilities, quality of floral processing, and delivery capabilities and allocates orders to members within a geographical area based on historical performance of the florist in fulfilling orders, and the number of BloomNet florists currently serving the area. The Company regularly monitors BloomNet florists' performance and adherence to the Company's quality standards to ensure proper fulfillment.

The Company's relationships with its BloomNet members are non-exclusive. Many florists, including many BloomNet florists, also are members of other floral fulfillment organizations. The BloomNet agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist. In fiscal 2001, the Company began entering into Order Fulfillment Agreement(s) with selected BloomNet members to operate LFC's in high volume markets to facilitate the fulfillment of the Company's floral and gift orders, improving the economics of florist fulfilled transactions, and improving the Company's ability to control product quality and branding. As of July 2, 2006, the Company had entered into approximately 66 Order Fulfillment Agreements with selected BloomNet members to operate LFC's, providing coverage of all significant population centers across the United States. Generally, these agreements provide for a three-year term, terminable upon 30 days notice upon breach and immediately by the Company in the event of certain specified defaults by the operator of the LFC. In consideration of the operator's satisfactory performance, the Company agrees to use reasonable efforts to forward orders with a specified minimum merchandise value during each year of the agreement. The Company has not granted an exclusive territory to any operator.

In certain instances, the Company is required to fulfill orders through non-BloomNet members, and transmits these orders to the fulfilling florist using the communication system of an independent wire service or via telephone.

In addition to its Florist Designed product, the Company offers its customers an alternative to florist designed products through its Fresh From Our Growers(SM) program and by providing for a full array of products from bouquets to unique floral celebrity expert designed products.

As of July 2, 2006, the Company operates 15 floral retail stores, located primarily in the New York and Los Angeles metropolitan areas and 8 fulfillment centers. In addition, the Company has 85 franchised stores, located primarily in

California, Colorado, New York and Texas. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

Gourmet Foods, Wine and Gifts. In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the Food, Wine and Gift product category, which was identified by the Company as one of its fastest growing and most profitable product lines, the Company has recently acquired several gourmet food retailers with manufacturing operations. The Company's premium chocolates are manufactured and distributed from its 200,000 square foot production facility in Akron, Ohio, and the Company's cookie and baked gifts are fulfilled from its 51,000 square foot baking and distribution center in Westerville, Ohio, while its premium popcorn and related snack products are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Most wine gift and fulfillment services are provided through the Company's 52,000 square foot fulfillment center in Napa, California. The remainder of the Company's wine and wine-related items are fulfilled by third-party gift vendors that ship products directly to the customer by next-day or other delivery options chosen by the customer.

Home and Children's Gifts. The Company packages and ships its home and children's gift products primarily from its 300,000 square foot distribution center located in Madison, Virginia, or through its 200,000 square foot distribution center in Vandalia, Ohio or by third-party product suppliers using next-day or other delivery options selected by the customer.

BloomNet Business

In order to further strengthen its florist designed fulfillment capabilities, and to compete in the profitable florist-to-florist business, during fiscal 2005, the Company began expanding its network of BloomNet florists. The Company's BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, (iii) communication services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink, the Company's proprietary electronic communication system, and (iv) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability. After a two year period of investment, during which time the Company increased its membership from a base of approximately 3,000 members, to approximately 9,000 members as of July 2, 2006, the Company expects that BloomNet operations will begin to generate increasing profitability during fiscal 2007.

Business Category Reorganization

With the addition of Fannie May Confections Brands and the growing importance of BloomNet to the Company's operating results, the Company plans to restructure its organization in fiscal 2007 in order to strengthen its execution and customer focus, and align resources to better meet the demands of the consumers that it serves and to deliver improved financial performance. To enhance the visibility of the growth and profit characteristics of its different business categories, the Company will provide results for its Consumer Floral, BloomNet, Home & Children's Gifts, and Food, Wine and Gift Baskets businesses.

Since the reorganization will not become effective until after fiscal 2006, the descriptions of the Company's business and its financial reporting in this report will be based on the Company's organization as in effect during fiscal 2006.

Seasonality

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, including the acquisitions of The Winetasting Network and Cheryl & Co. during fiscal 2005, as well as, Wind & Weather and Fannie May Confections Brands, Inc. in fiscal 2006, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues.

In addition, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter. Finally, results during the Company's fiscal first quarter will be negatively impacted by the aforementioned acquisitions due to their seasonal nature and the incremental overhead incurred during this slow period.

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

In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are various providers of floral products, none of which is dominant in the industry. The Company's competitors include:

        o retail floral shops, some of which maintain toll-free telephone numbers and websites;
        o online floral retailers;
        o catalog companies that offer floral products;
        o floral telemarketers and wire services; and
        o supermarkets, mass merchants and specialty retailers with floral departments.

Similarly, the plant, gift basket, gourmet foods and wine, unique gifts, children's toys and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products, is highly fragmented and is served by a large number of companies, none of which is dominant. Products in these categories may be purchased from a number of outlets, including mass merchants, telemarketers, retail specialty shops, online retailers and mail-order catalogs.

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

Government Regulation and Legal Uncertainties

The Internet continues to evolve and there are laws and regulations directly applicable to e-commerce. Legislatures are also considering an increasing number of laws and regulations pertaining to the Internet, including laws and regulations addressing:

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, "1-800-FLOWERS.COM", "1-800-FLOWERS", "Plow & Hearth", "Wind & Weather", "GreatFood.com", "The Popcorn Factory", "TheGift.com", "HearthSong", "Magic Cabin", "Winetasting Network", "Cheryl&Co.", "Fannie May" and "Harry London". The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.flowers.com, www.plowandhearth.com,
www.windandweather.com,     www.greatfood.com,        www.thepopcornfactory.com,
www.hearthsong.com,          www.magiccabin.com,           www.ambrosiawine.com,
www.winetasting.com,       www.cherylandco.com,       www.fanniemay.com      and
www.harrylondon.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

The Company intends to continue to license technology from third parties, including Oracle, Microsoft, Verizon and AT&T, for its communications technology and the software that underlies its business systems. The market is evolving and the Company may need to license additional technologies to remain competitive. The Company may not be able to license these technologies on commercially reasonable terms or at all.

Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. The Company intends to police against infringement and misappropriation. However, the Company cannot guarantee it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers and domain names.

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

Employees

As of July 2, 2006, the Company had a total of approximately 3,700 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

Item 1A. Risk Factors

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company's business. Although the Company expects a significant portion of its online customers will continue to come directly to its Website, it will also rely on third party Web sites, search engines and affililates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company's online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company's customers' satisfaction, customers may not shop with the Company again. In many cases, floral orders placed by the Company's customers are fulfilled by local independent florists, a majority of which are members of BloomNet. The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company's services when placing future orders and its revenues may decrease.

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

Competition in the floral, plant, gift basket, gourmet food and wine, specialty gift, children's toys and games and home and garden industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

        o retail floral shops, some of which maintain toll-free telephone numbers and web sites;
        o online floral retailers;
        o catalog companies that offer floral products;
        o floral telemarketers and wire services; and
        o supermarkets, mass merchants and specialty gift retailers with floral departments.

Similarly, the plant, gift basket, gourmet food, cookie, candy, wine, specialty gift, children's toys and home and garden categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

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

If the supply of flowers for sale becomes limited, the price of flowers could rise or flowers may be unavailable and the Company's revenues and gross margins could decline. A variety of factors affect the supply of flowers in the country-regionplaceUnited States and the price of the Company's floral products. If the supply of flowers available for sale is limited due to weather conditions or other factors, prices for flowers could rise and customer demand for the Company's floral products may be reduced, causing revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

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

If AT&T and Verizon do not adequately maintain the Company's telephone service, the Company may experience system failures and its revenues may decrease. The Company is dependent on AT&T and Verizon to provide telephone services to its customer service centers. Although the Company maintains redundant telecommunications systems, if AT&T and Verizon experience system failures or fail to adequately maintain the Company's systems, the Company may experience interruptions and its customers might not continue to utilize its services. If the Company loses its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its telephone service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company's operations or require it to incur significant unanticipated costs.

Interruptions in Teleflora's Dove System or a reduction in the Company's access to this system may disrupt order fulfillment and create customer dissatisfaction. A minimal portion of the Company's customers' orders are communicated to the fulfilling florist through a third party system. This system is an order processing and messaging network used to facilitate the transmission of floral orders between florists. If this system experiences interruptions in the future, the Company could experience difficulties in fulfilling some of its customers' orders and those customers might not continue to shop with the Company.

The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what long-term effect acts of terrorism, war, or similar unforeseen events, may have on its business. The Company's results of operations and financial condition could be adversely impacted if such events cause an economic slowdown in the United States, or other negative effects that cannot now be anticipated.

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

Unauthorized use of the Company's intellectual property by third parties may damage its brands. Unauthorized use of the Company's intellectual property by third parties may damage its brands and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company has been unable to register certain of its intellectual property in some foreign countries and, furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

A failure to integrate our acquisitions may cause the results of the acquired company to suffer as well as the results of the Company. The Company has opportunistically acquired a number of companies over the past several years. As part of the acquisition process, the Company embarks upon a project management effort to integrate the acquisition onto our information technology systems and management processes. If we are unsuccessful in integrating our acquisitions, the results of our acquisitions may suffer, management may have to divert valuable resources to oversee and manage the acquisitions, the Company may have to expend additional investments in the acquired company to upgrade personnel and/or information technology systems and the results of the Company may suffer.

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

While, to date, the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company's business and its results of operations. The Company's growth strategy for its wine business includes expansion into additional states; however, there can be no assurance that the Company will be successful in obtaining the required permits or licenses in any additional states. From time to time, the Company may introduce new marketing initiatives, which may be expected to undergo regulatory scrutiny. There can be no assurance that such initiatives will not be stymied by regulatory criticism.

The Company is dependent on common carriers to deliver its wine shipments. The Company primarily uses FedEx and UPS to deliver its wine shipments. If FedEx or UPS were to terminate delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company's business and its results of operations. If any state prohibits or limits intrastate shipping of alcoholic beverages by third party couriers, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company's business and its results of operations.

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


Additional Information

The Company's internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowers.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. (The information posted on the Company's website is not incorporated into this Annual Report of Form 10-K.) A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, NY 11514. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 2, 2006 that remain unresolved.

Item 2.  PROPERTIES

                                                                                               Square
 Location               Type                 Principal Use                                    Footage     Ownership
 ---------------------- -------------------- ---------------------------------------- ---------------- ----------------

Carle Place, NY         Office               Headquarters and customer service                  92,000       leased

Alamogordo, NM          Office               Customer service                                   23,000        owned

Ardmore, OK             Office               Customer service                                   24,000       leased

Madison, VA             Office and           Distribution, administrative and customer
                        warehouse            service                                           300,000        owned

Napa, CA                Office and           Distribution, administrative and customer
                        warehouse            service                                            68,000       leased

Westerville, OH         Office and
                        warehouse            Distribution and customer service                  21,000       leased

Chicago, IL             Office               Administrative and customer service                18,000       leased

Reno, NV                Warehouse            Distribution                                      140,000       leased

Vandalia, OH            Warehouse            Distribution                                      200,000        owned

Obetz, OH               Warehouse            Distribution                                      176,000       leased

Lake Forest, IL         Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                              148,000       leased

Akron, OH               Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                              200,000       leased

Westerville, OH         Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                               44,000        owned

In addition to the above properties, the Company leases approximately 356,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended July 2, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 15, 2006:


Name                                              Age       Position with the Company
------------------------------------------------ ------    ----------------------------------------------------------

James F. McCann...........................          55       Chairman of the Board and Chief Executive Officer

Christopher G. McCann.....................          45       Director and President

Gerard M. Gallagher.......................          53       Senior Vice President of Business Affairs,
                                                             General Counsel, and Corporate Secretary

Thomas G. Hartnett........................          43       Chief Operating Officer of Consumer Floral

Tim Hopkins...............................          52       President of Specialty Brands

Mary McCormack............................          53       Vice President of Corporate Development

Enzo J. Micali............................          47       Chief Information Officer

William E. Shea...........................          47       Senior Vice President, Treasurer, and
                                                             Chief Financial Officer

David Taiclet.............................          43       Chief Executive Officer - Fannie May Confection Brands, Inc.

Monica Woo................................          50       President of Consumer Floral


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

Christopher G. McCann has been the Company's President since September 2000 and prior to that had served as the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. Mr. McCann serves on the board of directors of Neoware, Inc. and Bluefly, Inc. and is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Chairman of the Board and Chief Executive Officer.

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

Thomas G. Hartnett has been Chief Operating Officer of the 1-800-Flowers.com Consumer Floral brand since July 2006. Before holding this position, Mr. Hartnett held various positions within the Company since joining the Company in 1991, including Senior Vice President of Retail and Fulfillment, Controller, Director of Store Operations, Vice President of Retail Operations and Vice President of Strategic Development.

Tim Hopkins has been our President of the Specialty Brands division since March 2005. Prior to joining the Company, Mr. Hopkins was Chief Executive Officer and Director of Sur La Table, Inc., a multi-channel upscale specialty retailer of gourmet culinary and serveware products. Prior to Sur La Table, Inc., Mr.
Hopkins was President, Corporate Merchandising and Logistics, Worldwide, for Borders Group, Inc. Before this position, Mr. Hopkins held other senior level positions in the multi-channel retailing sector.

Mary McCormack has been our Vice President, Corporate Development, since January 2006. Prior to joining the Company, Ms. McCormack was a marketing consultant for Long Point Capital, a private equity firm. Ms. McCormack was previously employed at McCann-Erickson WorldGroup as Vice President, Director of Mergers and Acquisitions and at The Hertz Corporation as Director of Acquisitions. Before joining The Hertz Corporation, Ms. McCormack had assumed a number of senior executive positions in corporate mergers and acquisitions, private equity and investment banking.

Enzo J. Micali has been our Chief Information Officer and prior thereto our Senior Vice President of Information Technology since joining the Company in 2000. Prior to joining the Company, Mr. Micali served as Chief Technology Officer for InsLogic. Prior to joining InsLogic, Mr. Micali spent 12 years in various technology management positions with J.P. Morgan Chase & Co., formerly Chase Manhattan.

William E. Shea has been our Senior Vice President of Finance and Administration and Chief Financial Officer since September 2000. Before holding his current position, Mr. Shea was our Vice President of Finance and Corporate Controller after joining us in April 1996. From 1980 until joining us, Mr. Shea was a certified public accountant with Ernst & Young LLP.

David Taiclet has been our Chief Executive Officer of Fannie May Confections Brands, Inc. since April 2006, upon our acquisition of the company. Mr. Taiclet was a Co-Founder of Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products. Prior thereto, Mr. Taiclet spent four years in a variety of management positions, including the Strategy and Business Development Group of Cargill, Inc. Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products. Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

Monica L. Woo has been President of the 1-800-Flowers.com Consumer Floral brand since July 2006 after having been the 1-800-Flowers.com brand Chief Marketing Officer since joining the Company in January 2004. Prior to joining the Company, Ms. Woo had founded a successful consulting practice focusing on growth strategies for such multi-national clients as Deutsche Bank, Northwest Airlines and Campbell's Soup. Prior to that, Ms. Woo was the President of Bacardi Global Brands, Inc., of Bacardi Limited. Before holding this position, Ms. Woo had assumed a number of senior executive positions in the financial services and consumer packaged goods sectors, including the Global Marketing Director of Citibank On-line and the Citibank Private Bank, and the Sr. Vice President, European Marketing Director of Diageo PLC.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended July 2, 2006 and July 3, 2005.

                                                                           High            Low
                                                                       -------------- --------------
     Year ended July 2, 2006

        July 4, 2005 - October 2, 2005                                     $ 7.86        $ 6.45

        October 3, 2005 - January 1, 2006                                  $ 7.65        $ 5.83

        January 2, 2006 - April 2, 2006                                    $ 7.10        $ 6.16

        April 3, 2006 - July 2, 2006                                       $ 7.90        $ 5.39

     Year ended July 3, 2005

        June 28, 2004 - September 26, 2004                                 $ 9.64        $ 7.01

        September 27, 2004 - December 26, 2004                             $ 8.95        $ 7.44

        December 27, 2004 - March 27, 2005                                 $ 8.75        $ 7.20

        March 28, 2005 - July 3, 2005                                      $ 7.83        $ 6.52

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

Holders

As of September 8, 2006, there were approximately 266 stockholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 8, 2006, there were approximately 18 stockholders of record of the Company's Class B common stock.

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

Resales of Securities

39,931,543 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 8, 2006, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 2, 2006, the Company had repurchased 1,510,050 shares of common stock for $11.1 million, of which $1.3 million and $9.8 million was repurchased during the fiscal years ending July 2, 2006 and July 3, 2005, respectively.

The following table sets forth, for the months indicated, the Company's purchase of Class A common stock during the fiscal year ending July 2, 2006, which includes the period July 4, 2005 through July 2, 2006.

                                                                              Total Number of           Dollar Value of
                                                                            Shares Purchased as       Shares that May Yet
                                Total Number of                               Part of Publicly        Be Purchased Under
                               Shares Purchased        Average Price         Announced Plans or          the Plans or
          Period                                      Paid Per Share              Programs                 Programs
---------------------------    ------------------    ------------------     ---------------------    ----------------------
                                              (in thousands, except average price paid per share)
          7/4/05 - 7/31/05                 120.5                 $7.19                     120.5                    $9,315
          8/1/05 - 8/28/05                  61.5                 $7.31                      61.5                    $8,863
         8/29/05 - 10/2/05                     -                    $-                         -                    $8,863
        10/3/05 - 10/30/05                     -                    $-                         -                    $8,863
       10/31/05 - 11/27/05                     -                    $-                         -                    $8,863
         11/28/05 - 1/1/06                     -                    $-                         -                    $8,863
          1/2/06 - 1/29/06                     -                    $-                         -                    $8,863
         1/30/06 - 2/26/06                     -                    $-                         -                    $8,863
          2/27/06 - 4/2/06                     -                    $-                         -                    $8,863
          4/3/06 - 4/30/06                     -                    $-                         -                    $8,863
          5/1/06 - 5/28/06                     -                    $-                         -                    $8,863
          5/29/06 - 7/2/06                     -                    $-                         -                    $8,863
                               ------------------    ------------------     ---------------------
             Total                         182.0                 $7.23                     182.0
                               ==================    ==================     =====================


Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the years ended July 2, 2006, July 3, 2005 and June 27, 2004 and the consolidated balance sheet data as of July 2, 2006 and July 3, 2005, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended June 29, 2003 and June 30, 2002, and the selected consolidated balance sheet data as of June 27, 2004, June 29, 2003 and June 30, 2002, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of income and balance sheet data. The Company acquired Fannie May Confections Brands, Inc. in May 2006, Wind & Weather in October 2005, Cheryl & Co. in March 2005, The Winetasting Network in November 2004 and The Popcorn Factory, Inc. in May 2002. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                         Years ended (1)
                                                   ----------------------------------------------------------------------
                                                      July 2,       July 3,        June 27,     June 29,      June 30,
                                                      2006(2)         2005           2004         2003          2002
                                                   ------------- -------------- ------------- ------------ --------------
                                                                (in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues:
  Online                                            $ 430,285     $ 360,902       $ 307,470     $ 265,278   $ 218,179
  Telephonic                                          275,716       259,929         263,039       271,071     248,931
  Retail/fulfillment                                   75,740        49,848          33,469        29,269      30,095
                                                   ------------- -------------- ------------- ------------ --------------
     Total net revenues                               781,741       670,679         603,978       565,618     497,205
Cost of revenues                                      456,097       395,028         351,111       324,565     293,269
                                                   ------------- -------------- ------------- ------------ --------------
Gross profit                                          325,644       275,651         252,867       241,053     203,936

Operating expenses:
  Marketing and sales                                 239,573       198,935         172,251       170,013     150,638
  Technology and development                           19,819        14,757          13,799        13,937      13,723
  General and administrative                           43,978        35,572          30,415        29,593      28,179
  Depreciation and amortization                        15,765        14,489          14,992        15,389      15,061
                                                   ------------- -------------- ------------- ------------ --------------
     Total operating expenses                         319,135       263,753         231,457       228,932     207,601
                                                   ------------- -------------- ------------- ------------ --------------
Operating income (loss)                                 6,509        11,898          21,410        12,121      (3,665)
Other income, net                                        (141)        1,349             320           117       1,448
                                                   ------------- -------------- ------------- ------------ --------------
Income (loss) before income taxes                       6,368        13,247          21,730        12,238      (2,217)
Income taxes (benefit)                                  3,181         5,398         (19,174)            -        (706)
                                                   ------------- -------------- ------------- ------------ --------------
Net income (loss)                                     $ 3,187       $ 7,849         $40,904      $ 12,238    $ (1,511)
                                                   ============= ============== ============= ============ ==============
Net income (loss) per common share:
  Basic                                                 $0.05         $0.12           $0.62         $0.19      $(0.02)
                                                   ============= ============== ============= ============ ==============
  Diluted                                               $0.05         $0.12           $0.60         $0.18      $(0.02)
                                                   ============= ============== ============= ============ ==============

Shares used in the calculation of net income (loss)
  per common share:
  Basic                                                65,100        66,038          65,959        65,566      64,703
                                                   ============= ============== ============= ============ ==============
  Diluted                                              66,429        67,402          68,165        67,670      64,703
                                                   ============= ============== ============= ============ ==============

Note (1): The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years ended July 2, 2006, June 27, 2004, June 29, 2003 and June 30, 2002, consisted of 52 weeks, while the fiscal year ended July 3, 2005 consisted of 53 weeks.

Note (2): Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. The impact of the adoption, which reduced net income per common share for the fiscal year ended July 2, 2006 by $0.05 is described in further detail in Note 2 of the Company's Annual Financial Statements.


                                                                                            As of
                                                          -------------- ------------- -------------- --------------- --------------
                                                           July 2, 2006   July 3, 2005  June 27, 2004  June 29, 2003   June 30, 2002
                                                          -------------- ------------- -------------- --------------- --------------
                                                                                       (in thousands)
       Consolidated Balance Sheet Data:
       Cash and equivalents and short-term investments     $ 24,599       $ 46,608        $103,374      $ 61,218        $ 63,399
       Working capital                                       41,182         41,692          83,704        26,875          23,301
       Investments-non current                                    -              -           8,260        19,471           9,591
       Total assets                                         346,634        251,952         261,552       214,796         207,157
       Long-term liabilities                                 80,437          5,900           8,874        12,820          15,939
       Total stockholders' equity                           193,183        186,334         186,390       137,288         123,908



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For more than 30 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice(R)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers through its "Fresh From Our Growers(SM)" program.

Customers can shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and garden merchandise from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); weather-themed gifts from Wind & Weather(R) (1-800-922-9463 or www.windandweather.com); popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); children's gifts from HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); wine gifts from the WineTasting Network(R) (www.ambrosiawine.com and www.winetasting.com); and gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com).

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2006 and 2004, which ended on July 2, 2006 and June 27, 2004, respectively, consisted of 52 weeks, while fiscal year 2005, which ended on July 3, 2005, consisted of 53 weeks.

Net Revenues

                                                              Years Ended
                                 ----------------------------------------------------------------------
                                   July 2,                       July 3,                    June 27,
                                    2006        % Change          2005        % Change        2004
                                 ------------ --------------- ------------- ------------- -------------
                                                            (in thousands)
    Net revenues:
     Online                         $430,285           19.2%      $360,902         17.4%      $307,470
     Telephonic                      275,716            6.1%       259,929         (1.2%)      263,039
     Retail/fulfillment               75,740           51.9%        49,848         48.9%        33,469
                                      ------                        ------                      ------

                                    $781,741           16.6%      $670,679         11.0%      $603,978
                                    ========                      ========                    ========

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company's revenue growth of 16.6% during the fiscal year ended July 2, 2006 was due to a combination of organic growth, as well as the acquisitions of Cheryl & Co., a manufacturer and direct marketer of cookies and baked gifts, acquired on March 28, 2005, Wind & Weather, a direct marketer of weather-themed gifts, acquired on October 31, 2005, and Fannie May Confections Brands, Inc., a manufacturer and multi-channel retailer of premium chocolates and other confections, acquired on May 1, 2006. Excluding the impact of acquisitions, and adjusted for the additional week of sales during fiscal 2005 which consisted of 53 weeks, compared to fiscal 2006 which consisted of 52 weeks, total revenue growth during fiscal 2006 was 9.3%, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) increased spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth. Total revenue growth during fiscal 2005 was 11.0%, reflecting: (i) organic growth of approximately 8%, (ii) the aforementioned acquisition of Cheryl & Co., and the acquisition of The Winetasting Network on November 15, 2004, as well as the inclusion of an additional week of sales, due to its 53 week year.

The Company fulfilled approximately 11,315,000, 10,213,000, and 9,322,000 orders through its combined online and telephonic sales channels during the fiscal years ended July 2, 2006, July 3, 2005, and June 27, 2004, respectively, representing increases of 10.8% and 9.6% over the respective prior fiscal years. Order volume through the Company's online sales channel, which contributed 60.9%, 58.1% and 53.9% of the total combined online and telephonic revenues during the fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004, increased 14.7% and 17.5%, during the fiscal years ended July 2, 2006 and July 3, 2005, respectively, as a result of increased marketing efforts through search engines and affiliates, and the incremental online revenue generated by Cheryl & Co., which was acquired in March 2005 and Wind & Weather acquired in October 2005. During fiscal 2006 the Company's telephonic channel order volume increased 4.6%, which was primarily attributable to the additional revenue from Cheryl & Co. and Wind & Weather, whereas fiscal 2005 telephonic order volume decreased
1.1%, due to continued migration of customers to the Company's online sales channel. During fiscal 2006 the Company's combined online and telephonic sales channel average order value increased 2.6% to $62.39, as a result of increased service and shipping charges implemented to align them with industry norms, and to partially offset the impact of increased fuel costs passed on from freight carriers. During fiscal 2005, the Company's average sale from its combined online and telephonic sales channel of $60.79 declined slightly as a result of product mix, compared with $61.20 in fiscal 2004.

During the fiscal year ended July 2, 2006, non-floral gift products accounted for 49.4% of total combined telephonic and online net revenues, compared to 47.3% and 47.8% during the years ended July 3, 2005 and June 27, 2004, respectively.

Retail/fulfillment revenues for the fiscal years ended July 2, 2006 and July 3, 2005 increased in comparison to the prior years, primarily as a result of its recent acquisitions of The Winetasting Network, Cheryl & Co, and Fannie May Confections Brands, Inc. as well as increased membership and sales of products to the Company's BloomNet members.

At the start of the second half of fiscal 2005, the Company initiated a strategy designed to extend the Company's leadership position in the floral and thoughtful gift marketplace, and implemented plans to increase its marketing spending to drive increased customer acquisition, particularly in the core floral gift category. While the Company was successful in achieving strong revenue growth during this period, the growth was below the level that the Company targeted to achieve with its increased marketing spend, resulting in lower than anticipated earnings. Having now achieved a solid base of business, through a combination of organic efforts and strategic acquisitions, management's current focus is on improving the Company's earnings performance. As such, the Company expects that its organic revenue growth may decrease slightly from its current rate of greater than 9%, but result in improved profitability.

Gross Profit

                                                              Years Ended
                                 -------------------------------------------------------------------
                                    July 6,                   July 3,                     June 27,
                                     2006       % Change       2005         % Change        2004
                                 ------------ ------------ ------------- ------------- -------------
                                                           (in thousands)

      Gross profit                  $325,644        18.1%      $275,651          9.0%      $252,867
      Gross margin %                  41.7%                      41.1%                       41.9%



Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer merchandise operations. Gross profit increased during the fiscal year ended July 2, 2006, as a result of the revenue growth described above, and improved gross margin percentage, which increased 60 basis points to 41.7% in comparison to prior year. The improved gross margin percentage during fiscal 2006 resulted from a combination of product mix, including the additions of the Cheryl & Co. and Wind & Weather product lines, which have higher gross margins and pricing initiatives related to both delivery surcharges during the Valentine's Day holiday and increases in base service/shipping charges. During fiscal 2005, gross margin percentage declined by 80 basis points in comparison to the prior fiscal year, due to a combination of product mix, increased promotional pricing, and increased carrier fuel surcharges and shipping costs associated with the Monday placement of the Valentine's Day Holiday.

During fiscal 2007, although varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will continue to improve primarily through: (i) growth of its higher margin non-floral gift lines, including Cheryl & Co., Wind & Weather, and most recently, Fannie May Confections Brands, (ii) improved product sourcing, pricing initiatives and customer service and fulfillment enhancements which are expected to substantially mitigate continued pressure on shipping costs, and (iii) the contribution of the BloomNet florist business, which has completed its roll-out investment phase, including the absorption of incremental sales and technology personnel in order to develop a member directory, increase Bloomlink penetration and expand membership, which increased from approximately 3,000 members as of June 27, 2004 to over 9,000 members as of July 2, 2006.


Marketing and Sales Expense

                                                            Years Ended
                                   -------------------------------------------------------------------
                                      July 2,                   July 3,                    June 27,
                                       2006       % Change       2005       % Change         2004
                                   ------------ ------------ ------------- ------------- -------------
                                                             (in thousands)

     Marketing and sales              $239,573       20.4%      $198,935         15.5%     $172,251
     Percentage of sales                30.6%                     29.7%                      28.5%



Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search agreements, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities. Marketing and sales expense increased as a percentage of net revenues during the fiscal years ended July 2, 2006 and July 3, 2005, as a result of several factors including: (i) the Company's efforts to increase new customer acquisition and accelerate top-line growth through increased marketing efforts both online and via broadcast advertising, (ii) investments required to expand its BloomNet business-to-business floral operations, (iii) incremental expenses associated with the Company's recent acquisitions, which, while contributing to revenue growth and achieving higher gross product margins, also incur higher marketing expenses, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer to Footnote 2 of the Company's Annual Financial Statements for further details. During the fiscal year ended July 2, 2006, the Company added 3,556,000 new customers, compared with 3,311,000 and 3,141,000 in fiscal 2005 and fiscal 2004, respectively. Of the 6,631,000 customers who placed orders during the fiscal year ended July 2, 2006, approximately 46.4% represented repeat customers, consistent with the prior year. Repeat customers represented 45.0% of total customers during fiscal 2004.

As referenced above, while the Company's marketing programs achieved strong revenue growth in fiscal 2006 and 2005, this growth has been below the level that was targeted with the Company's increased level of marketing spend. During fiscal 2007, the Company is focused on improving its operating expense ratio through a number of cost saving initiatives, including catalog printing and e-mail pricing improvements, as well as a review of the type, quantity and effectiveness of its marketing programs. In addition to the improved operating results expected now that the Company has completed the investment phase of its BloomNet florist business, the Company expects that marketing and sales expense, as a percentage of revenue, will decrease in comparison to the prior year.

Technology and Development Expense

                                                              Years Ended
                                    -------------------------------------------------------------------
                                       July 2,                   July 3,                    June 27,
                                        2006       % Change       2005       % Change         2004
                                    ------------ ------------ ------------- ------------- -------------
                                                              (in thousands)

   Technology and development         $19,819         34.3%       $14,757          6.9%      $13,799
   Percentage of sales                  2.5%                        2.2%                       2.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its Web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Technology and development expense increased as a percentage of net revenues during the fiscal year ended July 2, 2006, primarily as a result of: (i) incremental expenses associated with system improvements required by The Winetasting Network, and integration projects for Wind & Weather, which was absorbed into the Company's Madison, Virginia operations, (ii) content development for the upgrade of the Company's 1-800-Flowers.com branded website which was launched in the fourth quarter of fiscal 2006, (iii) increases in the cost of maintenance and license agreements required to support the Company's technology platform, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer to Footnote 2 of the Company's Annual Financial Statements for further details. Technology and development expenses increased by 6.9% during fiscal 2005 in comparison to prior year, but decreased as a percentage of net revenues primarily as a result of the incremental expenses of The Winetasting Network and Cheryl & Co., both of which were acquired during fiscal 2005. During the fiscal years ended July 2, 2006, July 3, 2005, and June 27, 2004, the Company expended $33.6 million, $24.0 million, and $22.8 million, respectively, technology and development, of which $13.8 million, $9.2 million, and $9.0 million, respectively, has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives. While many of its acquisition-related integration projects are complete, as a result of incremental expenses associated with it most recently acquired businesses, the Company expects that its spending in fiscal 2007 will remain consistent or decrease slightly as a percentage of net revenues.

General and Administrative Expenses

                                                             Years Ended
                                   ------------------------------------------------------------------
                                      July 2,                   July 3,                    June 27,
                                       2006       % Change       2005       % Change         2004
                                   ------------ ------------ ------------- ------------- ------------
                                                             (in thousands)


 General and administrative            $43,978        23.6%       $35,572         17.0%       $30,415
 Percentage of sales                     5.6%                       5.3%                        5.0%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased during the fiscal year ended July 2, 2006 in comparison to the prior year, primarily as a result of: (i) incremental expenses associated with the Company's acquired businesses, (ii) expenses associated with the Company's corporate headquarters relocation, and (iii) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer to Footnote 2 of the Company's Annual Financial Statements for further details.

General and administrative expense increased during the fiscal year ended July 3, 2005 in comparison to the prior year, due to: (i) incremental expenses associated with the Company's wine gift product line and additional overhead added during a seasonally slow period for Cheryl & Co., which was acquired in March 2005, (ii) an increase in professional fees associated with Sarbanes-Oxley compliance, and (iii) increased travel and entertainment related to the Company's BloomNet business-to-business expansion.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, as a result of the incremental expenses associated with the recently acquired businesses, as well as the impact of the adoption of SFAS 123(R), the Company expects that its general and administrative expenses as a percentage of net revenue during fiscal 2007 will be consistent with the prior year period.

Depreciation and Amortization

                                                             Years Ended
                                   -------------------------------------------------------------------
                                      July 2,                   July 3,                    June 27,
                                       2006       % Change       2005       % Change         2004
                                   ------------ ------------ ------------- ------------- -------------
                                                             (in thousands)


 Depreciation and amortization         $15,765        8.8%        $14,489        (3.4)%      $14,992
 Percentage of sales                     2.0%                       2.2%                       2.5%

Depreciation and amortization expense increased during the fiscal year ended July 2, 2006 in comparison to the prior year period, due primarily to the incremental amortization expense related to the intangibles established as a result of the acquisitions of Cheryl & Co., Wind & Weather and more recently Fannie May Confections Brands, Inc. Depreciation and amortization expense decreased slightly during the fiscal year ended July 3, 2005 in comparison to the prior year period, as a result of the Company's then declining rate of capital additions. During both fiscal 2006 and 2005, depreciation and amortization expense, as a percentage of revenue, decreased over their respective prior year periods, reflecting the Company's leverage of its existing infrastructure.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms are critical to attaining its strategic objectives. As a result of these improvements, but primarily as a result of an increase in amortization expense associated with intangibles established as a result of recent acquisitions, the Company expects that depreciation and amortization for fiscal 2007 will increase slightly as a percentage of net revenues in comparison to the prior year.

Other Income (Expense)

                                                                     Years Ended
                                   -------------------------------------------------------------------
                                      July 2,                   July 3,                    June 27,
                                       2006       % Change       2005       % Change         2004
                                   ------------ ------------ ------------- ------------- -------------
                                                             (in thousands)


 Interest income                       $1,260       (25.4)%       $1,690         27.6%       $1,324
 Interest expense                      (1,407)     (192.5)%         (481)        27.5%         (663)
 Other, net                                 6       (95.7)%          140        141.1%         (341)
                                   ------------               ------------               -------------
                                        $(141)     (110.5)%        $1349        321.6%         $320
                                   ============               ============               =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's capital leases, long-term debt, and revolving line of credit. In order to finance the acquisition of Fannie May
Confections Brands, Inc. on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc.

The decrease in other income (expense) during the fiscal year ended July 2, 2006, in comparison to fiscal 2005 was the result of higher interest expense on the Company's 2006 Credit Facility, as well as lower interest income, resulting from a decrease in average cash balances, due to the acquisitions of The Winetasting Network in November 2004, Cheryl & Co. in March 2005, Wind & Weather in November 2005, and Fannie May Confections Brands, Inc. in May 2006, which was partially funded from the Company's existing cash balances, as well as the Company's stock buy-back program.

The increase in other income (expense) during the fiscal years ended July 3, 2005, in comparison to the fiscal 2004 was primarily attributable to higher interest income resulting from an increase in interest rate returns, as well as lower interest expense due to maturing debt and capital lease obligations.

Income Taxes

During the fiscal years ended July 2, 2006 and July 3, 2005, the Company recorded income tax expense of $3.2 million and $5.4 million, respectively. The Company's effective tax rate for the fiscal years ended July 2, 2006 and July 3, 2005 was 50.0% and 40.7%, respectively. The effective tax rate during the fiscal year ended July 2, 2006 includes the impact of share-based compensation recognized in accordance with SFAS No. 123(R), and resulted in an increase in the annual effective income tax rate for fiscal 2006 of approximately 8.5%, resulting primarily from the associated book/tax differences in accounting for incentive stock options. Additionally, the Company's effective tax rate for the fiscal years ended July 2, 2006 and July 3, 2005 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

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

At June 27, 2004, management of the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, management determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, the Company removed the valuation allowance of approximately $30.0 million from its deferred tax assets resulting in the recognition of an income tax benefit of approximately $20.8 million, a reduction of goodwill of approximately $3.1 million, related to the acquired net operating losses of GreatFood.com, and an increase in additional paid-in-capital of approximately $6.1 million related to income tax benefits associated with employee stock option exercises. The favorable impact of the income tax benefit has distorted the trends in our net income and will impact the comparability of our net income with other periods.

At  July  2,  2006,   the  Company's   federal  and  state  net  operating  loss
carryforwards were approximately $63.4 million, which, if not utilized, will begin to expire in fiscal year 2020.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2006 and 2005. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                    Three months ended
                                    -------------------------------------------------------------------------------------
                                     Jul. 2,    Apr. 2,    Jan. 1,    Oct. 2,   Jul. 3,  Mar. 27,   Dec. 26,   Sep. 26,
                                      2006       2006       2006       2005      2005      2005       2004      2004
                                    --------- --------- ---------- ----------- --------- ---------- ---------- ----------
                                                         (in thousands, except per share data)
Net revenues:
 Online                             $124,372  $110,278   $133,362     $62,273  $108,492    $91,638   $107,686    $53,086
 Telephonic                           60,670    51,542    125,122      38,382    60,349     52,424    109,570     37,586
 Retail/fulfillment                   26,088    18,197     19,345      12,110    17,277     12,971     12,758      6,842
                                    --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Total net revenues                   211,130   180,017    277,829     112,765   186,118    157,033    230,014     97,514
Cost of revenues                     126,778   109,743    152,837      66,739   111,737     97,947    127,402     57,942
                                    --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Gross profit                          84,352    70,274    124,992      46,062    74,381     59,086    102,612     39,572

Operating expenses:
 Marketing and sales                  60,287    53,188     87,874      38,224    50,389     45,813     72,841     29,892
 Technology and development            5,083     5,170      4,797       4,769     4,201      4,160      3,292      3,104
 General and administrative           11,804    11,181     10,357      10,636    10,152      9,864      7,954      7,602
 Depreciation and amortization         4,555     3,877      3,809       3,524     3,473      3,350      3,770      3,896
                                    --------- --------- ---------- ----------- --------- ---------- ---------- ----------

   Total operating expenses           81,729    73,416    106,837      57,153    68,215     63,187     87,857     44,494
                                    --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Operating income (loss)                2,623    (3,142)    18,155     (11,127)    6,166     (4,101)    14,755     (4,922)

Other income (expense), net             (678)      515       (115)        137       423        509        172        245
                                    --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Income (loss) before income taxes      1,945    (2,627)    18,040     (10,990)    6,589     (3,592)    14,927     (4,677)
Income taxes (benefit)                   928    (1,087)     7,704      (4,364)    2,688     (1,546)     6,223     (1,967)
                                    --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Net income (loss)                     $1,017   $(1,540)   $10,336     $(6,626)   $3,901    $(2,046)    $8,704    $(2,710)
                                    ========= ========= ========== =========== ========= ========== ========== ==========

Basic and diluted net income(loss)
 per share:                            $0.02    $(0.02)     $0.16      $(0.10)    $0.06     $(0.03)     $0.13     $(0.04)
                                    ========= ========= ========== =========== ========= ========== ========== ==========

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, including the acquisitions of The Winetasting Network and Cheryl & Co. during fiscal 2005 as well as Wind & Weather and Fannie May Confections Brands, Inc. during fiscal 2006, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter. Results during the Company's fiscal first quarter will be negatively impacted by the aforementioned acquisitions due to their seasonal nature and the incremental overhead incurred during this slow period. Also, it should be noted that the operating expenses for their respective quarterly periods in fiscal 2006 reflect the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer to audited financial statement Note (2) for further details.

Liquidity and Capital Resources

At July 2, 2006, the Company had working capital of $41.2 million, including cash and equivalents of $24.6 million, compared to working capital of $41.7 million, including cash and equivalents and short-term investments of $46.6 million, at July 3, 2005.

Net cash provided by operating activities of $14.7 million for the fiscal year ended July 2, 2006 was primarily attributable to earnings, adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and other non-cash charges, which in total amounted to $26.1 million, offset in part by increases in inventory due to lead times required to source lower cost foreign products, and decreases in accounts payable and accrued expenses.

Net cash used in investing activities of $110.7 million for the fiscal year ended July 2, 2006 was primarily attributable to funding acquisitions ($96.9 million), including Wind & Weather ($5.0 million) and Fannie May Confections Brands, Inc. ($91.9 million), as well as capital expenditures, primarily related to the Company's technology infrastructure, offset in part by net proceeds from the sale of the Company's short-term investments.

Net cash provided by financing activities of $80.6 million for the fiscal year ended July 2, 2006, was due primarily to bank borrowings against the Company's 2006 Credit Facility which was used to fund the acquisition of Fannie May Confections Brands, Inc. in May 2006, as well as net proceeds received upon the exercise of employee stock options, offset in part by cash used to repay outstanding debt and long-term capital lease obligations, as well as repurchase 182,000 shares of the Company's Class A common stock, which were placed in treasury, for approximately $1.3 million.

On May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving credit facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. Concurrent with the 2006 Credit Facility, the Company's previous $25.0 million revolving credit facilities were terminated. The Company expects to draw down on its revolving credit facility towards the end of its fiscal first quarter in order to fund pre-holiday manufacturing and inventory purchases.

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. Due to the Company's continued expansion into non-floral products, including the aforementioned acquisitions of Fannie May Confections Brands, Inc. the Company expects to utilize its existing $50.0 million line of credit during its fiscal first and second quarter to fund working capital requirements, which have increased during this time period as a result of increased inventory and pre-holiday manufacturing requirements.

At July 2, 2006, the Company's contractual obligations consist of:

                                                                     Payments due by period
                                     ----------------------------------------------------------------------------
                                                                        (in thousands)
                                                      Less than 1        1 - 3        3 - 5          More than 5
                                       Total            year             years        years             years
                                     -----------    --------------    ----------   ------------     -------------



Long-term debt
(including interest)                  $107,871           $15,673        $30,922        $34,836         $26,440
Capital lease obligations                  489               409             36             26              18
Operating lease obligations             62,437             9,666         15,774          9,344          27,653
Sublease obligations                     6,776             2,120          2,780          1,302             574
Other cash obligations (*)               2,000             2,000              -              -               -
Purchase commitments (**)               27,491            27,491              -              -               -
                                     -----------    --------------    ----------   ------------     -------------
Total                                 $207,064           $57,359        $49,512        $45,508         $54,685
                                     ===========    ==============    ==========   ============     =============

(*) Other cash obligations consist primarily of online marketing contractual agreements.
(**) Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 2, 2006, the Company had repurchased 1,510,050 shares of common stock for $11.1 million, of which $1.3 million and $9.8 million was repurchased during the fiscal years ending July 2, 2006 and July 3, 2005, respectively.

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

Revenue Recognition

Net revenues are generated by online, telephonic and retail fulfillment operations and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point.


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

The Company performs an annual impairment test as of the first day of its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses is impaired.

Capitalized Software

The carrying value of capitalized software, both purchased and internally developed, is periodically reviewed for potential impairment indicators. Future events could cause the Company to conclude that impairment indicators exist and that capitalized software is impaired.

Stock-based Compensation

SFAS No. 123R requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. The Company determines the fair value of stock options issued by using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities are based on historical volatility of the Company's stock price. The dividend yield is based on historical experience and future expectations. The risk-free interest rate is derived from the US Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates expected forfeiture rates, based on historical behavior. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of the Company's stock options. Prior to July 3, 2005, the Company followed APB No. 25, and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to the Company's stock option program, as all options granted had an exercise price equal to the market value of the underlying common stock price on the date of grant.

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


Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 applies to all tax positions accounted for under SFAS no. 109, "Accounting for Income Taxes" and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.
           Selected Quarterly Financial Data: See Part II, Item 7 of this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

Item 9A.   CONTROLS AND PROCEDURES

           Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end the period covered by this report, these disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company's periodic reports filed with the SEC. There were no changes in our internal control over financial reporting (as such term is defined in Exhange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

               Management assessed the effectiveness of the Company's internal control over financial reporting as of July 2, 2006. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

               Based on this assessment, management believes that, as of July 2, 2006 the Company's internal control over financial reporting is effective.

               The Company acquired Fannie May Confections Brands, Inc. on May 1, 2006, and has excluded the acquired company from its assessment of and conclusion on the effectiveness of internal control over financial reporting. For the year ended July 2, 2006, the acquired business accounted for 0.7% of the Company's total net revenue. As of July 2, 2006, the acquired business accounted for 8.4% of the Company's total assets, excluding $75.5 million of goodwill and other intangible asset amounts that were recorded in connection with the acquisition.

               Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment and the effectiveness of the Company's internal control over financial reporting, as of July 2, 2006; their report is included in Item 9A.

               Report of Independent Registered Public Accounting Firm

               To the Board of Directors and Stockholders of 1-800-FLOWERS.COM, Inc. and Subsidiaries

               We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1-800-FLOWERS.COM, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

               As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fannie May Confections Brands, Inc., which are included in the Fiscal 2006 consolidated financial statements of 1-800-FLOWERS.COM, Inc. and Subsidiaries and constituted 8.4% of total assets as of July 2, 2006, excluding $75.5 million of goodwill and other intangible asset amounts recorded in connection with these acquisitions, and 0.7% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of 1-800-FLOWERS.COM, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Fannie May Confections Brands, Inc.

               In our opinion, management's assessment that 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2006, based on the COSO criteria.

               We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 2, 2006 and July 3, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 2, 2006 and our report dated September 13, 2006 expressed an unqualified opinion thereon.


               /s/ Ernst & Young LLP

               Melville, New York
               September 13, 2006

               Changes in Internal Control Over Financial Reporting

               There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.       OTHER INFORMATION

               None.

                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The  information  set forth in the Proxy  Statement  for the 2006
               annual  meeting  of  stockholders   is  incorporated   herein  by
               reference.

               The Company maintains a Code of Ethics, which is applicable to all directors, officers and employees on the Investor Relations-Corporate Governance tab of the Company's website at www.1800flowers.com. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. A copy of the Code of Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., Old Country Road, Suite 500, Carle Place, New York 11514.

Item 11.       EXECUTIVE COMPENSATION

               The  information  set forth in the Proxy  Statement  for the 2006
               Annual  Meeting  of  Stockholders   is  incorporated   herein  by
               reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

               The  information  set forth in the Proxy  Statement  for the 2006
               Annual  Meeting  of  Stockholders   is  incorporated   herein  by
               reference.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The  information  set forth in the Proxy  Statement  for the 2006
               Annual  Meeting  of  Stockholders   is  incorporated   herein  by
               reference.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

               The  information  set forth in the Proxy  Statement  for the 2006
               Annual  Meeting  of  Stockholders   is  incorporated   herein  by
               reference.

                                     PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (a) (1) Index to Consolidated Financial Statements:
                                                                            Page
                                                                            ----
    Report of Independent Registered Public Accounting Firm                  F-1
    Consolidated Balance Sheets as of July 2, 2006 and July 3, 2005          F-2
    Consolidated Statements of Income for the years ended July 2, 2006,
     July 3, 2005 and June 27, 2004                                          F-3
    Consolidated Statements of Stockholders' Equity for the years ended
     July 2, 2006, July 3, 2005 and June 27, 2004                            F-4
    Consolidated Statements of Cash Flows for the years ended July 2, 2006,
     July 3, 2005 and June 27, 2004                                          F-5
    Notes to Consolidated Financial Statements                               F-6

 (a)(2) Index to Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts                          S-1

    All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

 (a)(3) Index to Exhibits

    Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference is brackets. All other exhibits are filed herewith. Exhibits 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 are management contracts or compensatory plans or arrangements.

Exhibit   Description
-------   -----------
  *2.1 Stock Purchase Agreement, dated as of April 5, 2006, by and among 1-800-FLOWERS.COM, Inc., FMCB Acquisition Co., Inc., Fannie May Confections Brands, Inc. (formerly known as Alpine Confections, Inc.), Alpine Confections Holdings, Inc., Alpine Confections Canada, ULC, Maxfield Candy Company, Kencraft, Inc., the securityholders of Fannie May Confections Brands, Inc. whose names are set forth on the signature pages thereto and R. Taz Murray, as Sellers' Representative (current report on Form 8-K filed on May 4, 2006, Exhibit 2.1)
  *3.1 Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 3.1)
  *3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
  *3.3   Amended and Restated By-laws.(Registration Statement on Form S-1/A
         (No. 333-78985)filed on May 21, 1999, Exhibit 3.3)
  *4.1 Specimen Class A common stock certificate.(Registration Statement on Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 4.1)
  *4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
 *10.1 Lease, commencing on May 15, 1998, between 1600 Stewart Avenue, L.L.C. and 800-FLOWERS, Inc.(Registration Statement on Form S-1(No. 333-78985) filed on May 21, 1999, Exhibit 10.1)
 *10.2 Credit Agreement dated as of May 1, 2006 among 1-800-FLOWERS.COM, Inc. the Subsidiary Borrowers party thereto, the Guarantors party thereto and JP Morgan Chase Bank, N.A. as administrative agent. (Current Report on Form 8-K filed on May 5, 2006, Exhibit 99.1).
 *10.3   1997 Stock Option Plan, as amended. (Registration Statement on Form
         S-1 (No. 333-78985)filed on May 21, 1999, Exhibit 10.10)
 *10.4   1999 Stock Incentive Plan. (Registration Statement on Form S-1/A
         (No. 333-78985)filed on July 27, 1999, Exhibit 10.18)
 *10.5 Employment Agreement, effective as of July 1, 1999 between James F. McCann and 1-800-FLOWERS.COM, Inc. (Registration Statement on Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 10.19)
 *10.6   Employment Agreement, effective as of July 1, 1999 between Christopher
         G. McCann and 1-800-FLOWERS.COM, Inc. (Registration Statement on Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 10.20)
 *10.7 2003 Long Term Incentive and Share Award Plan (Definitive Proxy Statement filed on October 27, 2003 (No. 000-26841), Annex D)
 *10.8 Employment Agreement, dated as of May 1, 2006 by and among 1-800-FLOWERS.COM, Inc., Fannie May Confections Brands, Inc. and David Taiclet.
 *10.9 Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc.(Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)
  21.1   Subsidiaries of the Registrant.
  23.1   Consent of Independent Registered Public Accounting Firm.
  24.1   Powers of Attorney (included in the signature page).
  31.1   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.
  32.1   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2006                  1-800-FLOWERS.COM, Inc.

                                           By:      /s/ James F. McCann
                                           ----------------------------
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:


Dated: September 15, 2006                  By:   /s/ James F. McCann
                                           -------------------------
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)

Dated: September 15, 2006                  By:   /s/ William E. Shea
                                           --------------------------
                                           William E. Shea
                                           Senior Vice President Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

Dated: September 15, 2006                  By:   /s/ Christopher G. McCann
                                           -------------------------------
                                           Christopher G. McCann
                                           Director, President

Dated: September 15, 2006                  By:   /s/ John J. Conefry, Jr.
                                           ------------------------------
                                           John J. Conefry, Jr.
                                           Director

Dated: September 15, 2006                  By:   /s/ Leonard J. Elmore
                                           ---------------------------
                                           Leonard J. Elmore
                                           Director

Dated: September 15, 2006                  By:   /s/ Kevin J. O'Connor
                                           ---------------------------
                                           Kevin J. O'Connor
                                           Director

Dated: September 15, 2006                  By:   /s/ Mary Lou Quinlan
                                           --------------------------
                                           Mary Lou Quinlan
                                           Director

Dated: September 15, 2006                  By:   /s/ Deven Sharma
                                           -----------------------
                                           Deven Sharma
                                           Director

Dated: September 15, 2006                  By:   /s/ Jeffrey C. Walker
                                           ---------------------------
                                           Jeffrey C. Walker
                                           Director

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of July 2, 2006 and July 3, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 2, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 2, 2006 and July 3, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective July 4, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1-800-FLOWERS.COM, Inc.'s internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2006 expressed an unqualified opinion thereon.



                                                           /s/ Ernst & Young LLP

Melville, New York
September 13, 2006

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                              Consolidated Balance Sheets
                                           (in thousands, except share data)

                                                                                          July 2,       July 3,
                                                                                            2006         2005
                                                                                        ------------- ------------

Assets
Current assets:
 Cash and equivalents                                                                    $ 24,599      $ 39,961
 Short-term investments                                                                         -         6,647
 Receivables, net                                                                          13,153        10,619
 Inventories                                                                               52,954        28,675
 Deferred income taxes                                                                     17,427        10,219
 Prepaid and other                                                                          6,063         5,289
                                                                                        ------------- ------------
      Total current assets                                                                114,196       101,410
Property, plant and equipment, net                                                         59,732        50,474
Goodwill                                                                                  131,141        63,219
Other intangibles, net                                                                     29,822        14,215
Deferred income taxes                                                                       6,224        17,161
Other assets                                                                                5,519         5,473
                                                                                        ------------- ------------
Total assets                                                                             $346,634      $251,952
                                                                                        ============= ============


Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                                   $ 62,654      $ 57,121
 Current maturities of long-term debt and obligations under capital leases                 10,360         2,597
                                                                                        ------------- ------------
      Total current liabilities                                                            73,014        59,718
Long-term debt and obligations under capital leases                                        78,063         3,347
Other liabilities                                                                           2,374         2,553
                                                                                        ------------- ------------
Total liabilities                                                                         153,451        65,618
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                     -             -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,872,183
  and 29,888,603 shares issued in 2006 and 2005, respectively                                 299           300
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
  and 42,144,465 shares issued in 2006 and 2005                                               421           421
 Additional paid-in capital                                                               262,667       258,848
 Retained deficit                                                                         (56,011)      (59,198)
 Deferred compensation                                                                          -        (1,116)
 Treasury stock, at cost-1,555,350 and 1,380,850 Class A shares in 2006 and
  2005, respectively, and 5,280,000 Class B shares                                        (14,193)      (12,921)
                                                                                        ------------- ------------
      Total stockholders' equity                                                          193,183       186,334
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                               $346,634      $251,952
                                                                                        ============= ============




See accompanying notes.

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                            Consolidated Statements of Income
                                          (in thousands, except per share data)

                                                                                   Years ended
                                                                    --------------------------------------------
                                                                       July 2,        JulY 3,        June 27,
                                                                        2006           2005            2004
                                                                    -------------- --------------  -------------

Net revenues                                                          $781,741       $670,679        $603,978
Cost of revenues                                                       456,097        395,028         351,111
                                                                    -------------- --------------  -------------
Gross profit                                                           325,644        275,651         252,867
Operating expenses:
 Marketing and sales                                                   239,573        198,935         172,251
 Technology and development                                             19,819         14,757          13,799
 General and administrative                                             43,978         35,572          30,415
 Depreciation and amortization                                          15,765         14,489          14,992
                                                                    -------------- --------------  -------------
   Total operating expenses                                            319,135        263,753         231,457
                                                                    -------------- --------------  -------------

Operating income                                                         6,509         11,898          21,410
Other income (expense):
 Interest income                                                         1,260          1,690           1,324
 Interest expense                                                       (1,407)          (481)           (663)
 Other, net                                                                  6            140            (341)
                                                                    -------------- --------------  -------------
   Total other income, net                                                (141)         1,349             320
                                                                    -------------- --------------  -------------
Income before income taxes                                               6,368         13,247          21,730
Income taxes (benefit)                                                   3,181          5,398         (19,174)
                                                                    -------------- --------------  -------------
Net income                                                              $3,187         $7,849         $40,904
                                                                    ============== ==============  =============
Net income per common share:

 Basic                                                                   $0.05          $0.12           $0.62
                                                                    ============== ==============  =============

 Diluted                                                                 $0.05          $0.12           $0.60
                                                                    ============== ==============  =============

Weighted average shares used in the calculation of net income per common share:
 Basic                                                                  65,100         66,038          65,959
                                                                    ============== ==============  =============
 Diluted                                                                66,429         67,402          68,165
                                                                    ============== ==============  =============

See accompanying notes.

                                 1-800-FLOWERS.COM, Inc. and Subsidiaries
                             Consolidated Statements of Stockholders' Equity
                        Years ended July 2, 2006, July 3, 2005 and June 27, 2004
                                    (in thousands, except share data)

                               Common Stock
                     --------------------------------------
                          Class A             Class B         Additional              Unearned     Treasury Stock
                     ------------------- -------------------   Paid-in    Retained   Stock-Based  ------------------  Stockholders'
                      Shares     Amount  Shares      Amount    Capital    Deficit    Compensation Shares    Amount    Equity
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
June 30, 2002        28,679,848  $287    42,399,915   $424     $247,636   $(107,951)    $    -    5,332,800  $(3,108)   $137,288

Exercise of
employee stock
options                 440,741      4            -      -        1,730           -          -            -        -       1,734
Employee stock
purchase plan            52,104      1            -      -          391           -          -            -        -         392

Reversal of
valuation allowance
related to income tax
benefits from employee
stock option exercises        -       -           -      -        6,072           -          -            -        -       6,072

Conversion of Class B
common stock into
Class A common stock    255,450       3    (255,450)    (3)           -           -          -            -        -           -

Net income                    -       -           -      -            -      40,904          -            -        -      40,904
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
June 27, 2004        29,428,143    295   42,144,465    421      255,829     (67,047)         -    5,332,800   (3,108)    186,390
Exercise of
employee stock
options                 228,695      2            -      -        1,247           -          -            -        -       1,249

Employee stock
purchase plan            75,846      1            -      -          466           -          -            -        -         467
Issuance of
restricted stock        161,795      2            -      -        1,355           -     (1,357)           -        -           -
Amortization of
unearned restricted
stock, net                    -      -            -      -            -          -         192            -        -         192
Forfeiture of unvested
restricted stock         (5,876)     -            -      -          (49)         -          49            -        -           -
Stock repurchase
program                       -      -            -      -            -          -           -    1,328,050   (9,813)     (9,813)
Net income                    -      -            -      -            -      7,849           -            -        -       7,849
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
July 3, 2005         29,888,603    300   42,144,465    421      258,848    (59,198)     (1,116)   6,660,850  (12,921)    186,334


Exercise of
employee stock
options and vesting
of restricted stock     133,499      1            -      -          649          -           -            -        -         650
Share-based
compensation                  -      -            -      -        4,284          -           -       (7,500)      52       4,336
Reclassification of
unvested restricted
stock upon adoption of
SFAS No. 123R-Share
Based Payment          (155,919)    (2)           -      -       (1,114)         -       1,116            -        -           -
Stock repurchase
program                       -      -            -      -            -          -           -      182,000   (1,324)     (1,324)
Conversion of Class B
common stock into
Class A common stock      6,000      -       (6,000)     -            -          -           -            -        -           -
Net income                    -      -            -      -            -      3,187           -            -        -       3,187
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
July 2, 2006         29,872,183    $299  42,138,465   $421     $262,667   $(56,011)     $    -    6,835,350 $(14,193)   $193,183

                     ========== ======== =========== ======== ========== =========== ============ ========= ========= ============

See accompanying notes.

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                                      (in thousands)

                                                                                          Years ended
                                                                        ------------------------------------------------
                                                                         July 2, 2006     July 3, 2005   June 27, 2004
                                                                        ---------------  --------------- ---------------

Operating activities:

Net income                                                                  $3,187           $7,849        $40,904
Reconciliation of net income to net cash provided by operations:
     Depreciation and amortization                                          15,765           14,489         14,992
     Deferred income taxes                                                   2,175            4,702        (20,776)
     Bad debt expense                                                          476              270            437
     Share-based compensation                                                4,336              192              -
     Other non-cash items                                                      125                -            250
Changes in operating items, excluding the effects of
    acquisitions:
     Receivables                                                             1,316             (655)        (1,683)
     Inventories                                                            (9,106)          (6,345)           745
     Prepaid and other                                                         685           (3,445)           691
     Accounts payable and accrued expenses                                  (2,262)         (10,953)         1,624
     Other assets                                                           (1,380)           4,584          5,829
     Other liabilities                                                        (579)            (259)          (884)
                                                                        ---------------  --------------- ---------------
 Net cash provided by operating activities                                  14,738           10,429         42,129

Investing activities:
Purchases of investments                                                         -          (93,946)       (62,584)
Proceeds from sales of investments                                           6,647          118,109         63,384
Acquisitions, net of cash acquired                                         (96,874)         (50,965)             -
Capital expenditures                                                       (20,491)         (13,334)       (10,576)
Other                                                                            2              192            217
                                                                        ---------------  --------------- ---------------
 Net cash used in investing activities                                    (110,716)         (39,944)        (9,559)

Financing activities:
Acquisition of treasury stock                                               (1,324)          (9,813)             -
Proceeds from employee stock options/stock purchase plan                       558            1,533          2,126
Proceeds from bank borrowings and revolving line of credit                 105,000                -              -
Repayment of notes payable and bank borrowings                             (22,482)          (1,391)        (1,176)
Repayment of capital lease obligations                                      (1,228)          (1,677)        (1,775)
Other                                                                           92                -              -
                                                                        ---------------  --------------- ---------------
 Net cash provided by (used in) financing activities                        80,616          (11,348)          (825)
                                                                        ---------------  --------------- ---------------
Net change in cash and equivalents                                         (15,362)         (40,863)        31,745
Cash and equivalents:
 Beginning of year                                                          39,961           80,824         49,079
                                                                        ---------------  --------------- ---------------
 End of year                                                             $  24,599        $  39,961       $ 80,824
                                                                        ===============  =============== ===============




Supplemental Cash Flow Information:
----------------------------------
- Interest paid amounted to $1,407, $481, and $663 for the years ended July 2, 2006, July 3, 2005 and June 27, 2004, respectively.
- The Company paid income taxes of approximately $23 and $762, net of tax refunds received for the years ended July 2, 2006 and July 3, 2005. The Company received tax refunds, net of income taxes paid of approximately $1,476 for the year ended June 27, 2004.

See accompanying notes.

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. ("1-800-FLOWERS.COM") is a leading gift retailer, providing a broad range of thoughtful gift products including flowers, plants, gourmet foods, cookies, cakes, candies, wine, gift baskets, and other unique gifts to our customers around the world. The 1-800-FLOWERS.COM family of brands also includes Plow & Hearth, a direct marketer of home decor and garden merchandise, GreatFood.com, a source for gourmet products, The Popcorn Factory, a manufacturer and direct marketer of premium popcorn and specialty food gifts, HearthSong and Magic Cabin, direct marketers of unique children's toys and games, The Winetasting Network, a distributor and direct-to-consumer wine marketer, Cheryl&Co., a manufacturer and direct marketer of premium cookies and baked gift items and Fannie May Confections Brands, a manufacturer, direct marketer and retailer of premium chocolates and confections. The Company operates in one business segment, providing its customers with convenient, multi-channel access via the Internet, telephone, catalogs and retail stores. During fiscal 2006, approximately 61% of total revenues were derived from floral and floral-related products.

Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2006 and 2004, which ended on July 2, 2006 and June 27, 2004, respectively, consisted of 52 weeks, while fiscal 2005, which ended on July 3, 2005, consisted of 53 weeks.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within other assets was $4.3 million and $3.7 million at July 2, 2006 and July 3, 2005, respectively, relating to prepaid catalog costs.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended July 2, 2006, July 3, 2005 and June 27, 2004, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at July 2, 2006 and July 3, 2005.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.3 million and $1.5 million at July 2, 2006 and July 3, 2005, respectively) have been recorded based upon previous experience and management's evaluation.

Revenue Recognition

Net revenues are generated by online, telephonic and retail fulfillment operations and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point.

Cost of Revenues

Cost of revenues consists primarily of florist fulfillment costs (fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer merchandise production operations.

Marketing and Sales

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search expenses, retail store and fulfillment operations (other than costs included in cost of revenues), and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $127.4 million, $107.8 million and $91.1 million for the years ended July 2, 2006, July 3, 2005 and June 27, 2004, respectively.

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

Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized on a straight-line basis during the year ended July 2, 2006 includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated. Prior to the Company's adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the year ended July 2, 2006.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 4, 2005:


                                                                         Year ended July 2, 2006
                                                                     --------------------------------
  Stock-option compensation expense recognized (*):                       (in thousands, except per
                                                                                 share data)

   Marketing and sales                                                            $1,301
   Technology and development                                                        556
   General and administrative                                                      1,853
                                                                                 ---------
     Total                                                                         3,710
   Related deferred income tax expense                                               869
                                                                                 ---------
      Increase in net loss/decrease in net income                                 $2,841
                                                                                 =========
      Impact on basic and diluted net (loss) income per common
      share                                                                       $(0.04)
                                                                                 =========

      (*) Excludes the amortization of restricted stock awards in the amount of $0.6 million during the year ended July 2, 2006 ($0.4 million, net of tax).


Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Total stock based compensation expense, which includes both expense from stock options and restricted stock awards, totaled $4.3 million ($3.2 million, net of tax, or $0.05 per diluted share) during the year ended July 2, 2006.

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

                                                                       Year Ended  Year Ended
                                                                         July 3,    June 27,
                                                                          2005       2004
                                                                           (1)       (2)
                                                                       ---------- ------------
                                                                         (in thousands, except
                                                                             per share data)

                     Net income (loss) - As reported                     $7,849     $40,904
                      Less: Stock option compensation expense            10,499       1,339
                                                                       ---------- ------------
                     Net income (loss) - Pro forma                      $(2,650)    $39,565
                                                                       ========== ============

                     Net income (loss) per share:
                      Basic - As reported                                 $0.12       $0.62
                      Basic - Pro forma                                  $(0.04)      $0.60
                      Diluted - As reported                               $0.12       $0.60
                      Diluted - Pro forma                                $(0.04)      $0.58

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

Comprehensive Income

For the years ended July 2, 2006, July 3, 2005 and June 27, 2004, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting primarily of employee stock options and restricted stock awards) outstanding during the period.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 applies to all tax positions accounted for under SFAS No. 109, "Accounting for Income Taxes" and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

Note 3 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                                        Years Ended
                                                                 ----------------------------------------------------------
                                                                 July 2, 2006 (1)      July 3, 2005      June 27, 2004 (2)
                                                                 ----------------- ------------------ ---------------------
                                                                          (in thousands, except per share data)
            Numerator:
              Net income                                             $3,187            $7,849                $40,904
                                                                 ================= ================== =====================
            Denominator:
              Weighted average shares outstanding                    65,100            66,038                 65,959
              Effect of dilutive securities:
              Employee stock options (3)                              1,282             1,364                  2,206
              Employee restricted stock awards                           47                 -                      -
                                                                 ----------------- ------------------ ---------------------
                                                                      1,329              1,364                 2,206
                                                                 ----------------- ------------------ ---------------------
            Adjusted weighted-average shares and assumed
              conversions                                             66,429            67,402                68,165
                                                                 =================  ================= =====================
            Net income per common share:
              Basic                                                    $0.05             $0.12                 $0.62
                                                                 =================  ================= =====================
              Diluted                                                  $0.05             $0.12                 $0.60
                                                                 =================  ================= =====================

            Note (1): Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified
            prospective  application   method.  The  impact of  the   adoption,
            which reduced net income per common share for the fiscal year ended July 2, 2006 by $0.05 is described in further detail in Note 2.

            Note (2): During the fiscal year ended June 27,2004, the Company recorded an income tax benefit of $19.2 million ($0.28 per diluted share)due to the removal of the Company's valuation allowance on its deferred tax assets which consisted primarily of net operating loss carry forwards.

            Note (3): The effect of options to purchase 5.9 million, 3.8 million and 3.5 million shares for the years ended July 2, 2006, July 3, 2005 and June 27, 2004, respectively were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.


Note 4. Acquisitions

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

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. (hereafter referred to as "Fannie May Confections Brands"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the well-known Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $91.9 million in cash, including estimated working capital adjustments and transaction costs, includes a modern 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amount to a maximum of $4.5 million during the year ending July 1, 2007 and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. Fannie May Confections Brands generated revenues of approximately $75.0 million in its most recent fiscal year ended April 30, 2006.

As described further under "Long-Term Debt," in order to finance the acquisition, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands.

Acquisition of Wind & Weather

On October 31, 2005, the Company acquired all of the outstanding common stock of Wind & Weather, a Fort Bragg, California based direct marketer of weather-themed gifts, with annual revenues of approximately $14.4 million during its then most recently completed fiscal year ended March 31, 2005. The purchase price of approximately $5.2 million, including acquisition costs, was funded utilizing the Company's line of credit which was repaid during the Company's second quarter utilizing cash generated from operations, and excludes the assumption of Wind & Weather's $1.2 million balance on its seasonal working capital line. The Company has since relocated the operations of Wind & Weather to its Madison, Virginia facility, and terminated operations in California.

The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Fannie May Confections
Brands. This will result in potential adjustments to the carrying value of Fannie May Confections Brands recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisitions of Fannie May Confections Brands and Wind & Weather:

                                                         Fannie May
                                                     Confections Brands      Wind & Weather
                                                      Purchase Price         Purchase Price
                                                        Allocation             Allocation
                                                     ------------------    --------------------
                                                                 (in thousands)
  Current assets                                        $21,979                  $4,014
  Property, plant and equipment                           3,640                      67
  Intangible assets                                      13,200                   2,560
  Goodwill                                               62,752                   2,703
  Other                                                     156                      20
                                                     ------------------    --------------------
    Total assets acquired                               101,727                   9,364
                                                     ------------------    --------------------
  Current liabilities                                     4,929                   3,810
  Deferred tax liability                                  4,485                     265
  Other                                                     399                      39
                                                     ------------------    --------------------
    Total liabilities assumed                            $9,813                   4,114
    Net assets acquired                                 $91,914                  $5,250
                                                     ==================    ====================

Of the $15.8 million of acquired intangible assets related to the Fannie May Confections Brands and Wind & Weather acquisitions, $1.9 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $13.9 million were allocated primarily to customer related intangibles which are being amortized over the assets' determinable useful life of 5 years.

Acquisition of Cheryl & Co.

On March 28, 2005, the Company acquired all of the outstanding common stock of Cheryl & Co., a Westerville, Ohio-based manufacturer and direct marketer of premium cookies and related baked gift items, with annual revenues of approximately $33 million during its then most recent year ended January 29, 2005. The purchase price of approximately $41.1 million, including acquisition costs, was funded utilizing the Company's available cash and investment balance, and included $6.3 million used to retire Cheryl & Co.'s outstanding debt.

Acquisition of The Winetasting Network

On November 15, 2004, the Company acquired all of the outstanding common stock of The Winetasting Network, a Napa, California based distributor and direct-to-consumer wine marketer. The purchase price of approximately $9.7 million, including acquisition costs was funded utilizing the Company's available cash and investment balance and included $2.4 million used to retire The Winetasting Network's long-term debt.

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Fannie May Confections Brands, Wind &
Weather, Cheryl & Co. and The Winetasting Network had taken place at the beginning of fiscal year 2005. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                                              Years Ended
                                                                     -------------------------------
                                                                      July 2, 2006    July 3, 2005
                                                                     --------------- ---------------
                                                                     (in thousands, except per
                                                                             share data)

     Net revenues                                                        $854,333       $780,199

     Operating income                                                     $14,844        $22,124

     Net income                                                           $ 4,518        $11,443

     Basic and diluted net income per common share                        $  0.07        $  0.17

Note 5. Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                      July 2, 2006    July 3, 2005
                                                                     --------------- --------------
                                                                             (in thousands)

    Finished goods                                                       $36,689        $21,094
    Work-in-process                                                        3,370              -
    Raw materials                                                         12,895          7,581
                                                                     -------------- -------------
                                                                         $52,954        $28,675
                                                                     ============== =============

Note 6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                      July 2, 2006    July 3, 2005
                                                                     --------------- --------------
                                                                             (in thousands)

    Goodwill - beginning of year                                         $63,219        $34,529
    Acquisition of Wind & Weather                                          2,703              -
    Acquisition of Fannie May Confections Brands                          62,752              -
    Acquisition of Cheryl & Co.                                            2,461         20,245
    Acquisition of The Winetasting Network                                     -          8,202
    Other                                                                      6            243
                                                                     --------------- --------------
    Goodwill - end of year                                              $131,141        $63,219
                                                                     =============== ==============

The Company's intangible assets consist of the following:

                                                         July 2, 2006                              July 3, 2005
                                            -----------------------------------------------------------------------------
                                               Gross                                    Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization      Net
                             -------------- ----------- ---------------- ---------- ------------ -------------- ---------
                                                                              (in thousands)

Intangible assets with
determinable lives:
  Investment in licenses     14 - 16 years    $4,927           $3,762      $1,165       $4,927       $3,438      $1,489
  Customer lists               3 - 6 years    18,500            2,231      16,269        4,640        1,145       3,495
  Other                        5 - 8 years     1,754              252       1,502          555          137         385
                                            ----------- ---------------- ---------- ------------ -------------- ---------
                                              25,181            6,245      18,936       10,122        4,753       5,369

Trademarks with
indefinite lives                   -          10,886                -      10,886        8,846            -       8,846
                                            ----------- ---------------- ---------- ------------ -------------- ---------
Total intangible
assets                                       $36,067           $6,245     $29,822      $18,968       $4,753     $14,215
                                            ============ =============== ========== ============ ============== =========


The amortization of intangible assets for the years ended July 2, 2006, July 3, 2005 and June 27, 2004 was $1.6 million, $0.8 million, and $0.6 million, respectively. Future estimated amortization expense is as follows: 2007 - $4.0 million, 2008 - $4.0 million, 2009 - $3.9 million, 2010 - $3.8 million, and 2011
- $2.9 million, and thereafter - $0.3 million.

Note 7. Property, Plant and Equipment

                                                                          July 2,       July 3,
                                                                           2006          2005
                                                                       ------------- -------------
                                                                             (in thousands)

     Land                                                                 $2,516        $2,516
     Building and building improvements                                   16,409        16,255
     Leasehold improvements                                               20,474        16,891
     Furniture and fixtures                                                5,182         3,971
     Equipment                                                            18,346        14,979
     Computer equipment                                                   51,449        44,796
     Telecommunication equipment                                           8,344         7,008
     Software                                                             51,086        43,872
                                                                       ------------- -------------
                                                                         173,806       150,288
Accumulated depreciation and amortization                                114,074        99,814
                                                                       ------------- -------------
                                                                         $59,732       $50,474
                                                                       ============= =============

Note 8. Long-Term Debt

                                                                                          July 2, 2006   July 3, 2005
                                                                                         -------------- --------------
                                                                                                   (in thousands)

         Term loan and revolving credit line (1)                                             $85,000             $-
         Commercial note (2)                                                                   2,942          4,152
         Other                                                                                    23             46
         Obligations under capital leases (see Note 14)                                          458          1,746
                                                                                         -------------- --------------
                                                                                              88,423          5,944
         Less current maturities of long-term debt and obligations under
         capital leases                                                                       10,360          2,597
                                                                                         -------------- --------------
                                                                                             $78,063         $3,347
                                                                                         ============== ==============

      (1) Term loan and revolving credit line - In order to finance the acquisition of Fannie May Confections Brands, on May 1, 2006, the
          Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility, which bear interest at LIBOR (5.33%) plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio (5.96% at July 2,
          2006). At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. Concurrent with the establishment of the 2006 Credit Facility, the Company's previous $25.0 million revolving credit facilities were terminated. The obligations of the Company and its subsidiaries under the 2006 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries. No amounts were outstanding under the revolving credit facility at July 2, 2006.

          (2) Commercial note - Bank note relating to obligations arising from, and collateralized by, the underlying assets of the Company's Plow & Hearth facility in Madison, Virginia. The note, dated June 27, 2003, in the amount of $6.6 million, bears interest at 5.44% per annum, and resulted from the consolidation and refinancing of a series of fixed and variable rate mortgage and equipment notes. The note is payable in 60 equal monthly installments of principal and interest commencing August 1, 2003, of which $2.9 million is outstanding at July 2, 2006.

As of July 2, 2006, long-term debt maturities, excluding amounts relating to capital leases, are as follows:

                                                                      Debt
              Year                                                  Maturities
              ----                                                -------------
                                                                  (in thousands)

              2007                                                   $9,913
              2008                                                    9,967
              2009                                                   12,835
              2010                                                   12,750
              2011                                                   17,000
              Thereafter                                             25,500
                                                                  -------------
                                                                    $87,965
                                                                  =============

Note 9.  Income Taxes

Significant components of the income tax provision (benefit) are as follows:

                                                                                Years ended
                                                                 ---------------------------------------------
                                                                 July 2, 2006    July 3, 2005    June 27, 2004
                                                                 -------------   --------------  --------------
                                                                                  (in thousands)
      Current provision:
       Federal                                                       $351            $308             $677
       State                                                          655             388              923
                                                                 -------------   --------------  ---------------
                                                                    1,006             696            1,600
      Deferred provision (benefit):
       Federal                                                      2,120           3,313          (15,796)
       State                                                           55           1,389           (4,980)
                                                                 -------------   --------------  ---------------
                                                                    2,175           4,702          (20,776)
                                                                 -------------   --------------  ---------------
      Income tax provision (benefit)                               $3,181          $5,398         $(19,174)
                                                                 =============   ==============  ===============


A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                Years ended
                                                                 ---------------------------------------------
                                                                 July 2, 2006    July 3, 2005    June 27, 2004
                                                                 -------------   --------------  --------------
                                                                                 (in thousands)

        Tax at  U.S. statutory rates                                 35.0%          35.0%          35.0%
        State income taxes, net of federal tax benefit                7.3            8.7            2.8
        Non-deductible share-based compensation                       8.5              -              -
        Non-deductible goodwill amortization                          2.2            1.5             .5
        Tax credits                                                  (5.0)             -              -
        Tax settlements                                                 -              -            2.7
        Change in tax rates                                             -              -            4.2
        Change in valuation allowance                                   -              -         (140.1)
        Other, net                                                    2.0           (4.5)           6.7
                                                                 -------------  -------------- --------------
                                                                     50.0%          40.7%         (88.2)%
                                                                 =============  ============== ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                                Years ended
                                                                 ---------------------------------------------
                                                                 July 2, 2006    July 3, 2005    June 27, 2004
                                                                 -------------  --------------  --------------
                                                                                 (in thousands)

        Deferred income tax assets:
         Net operating loss carryforwards                          $25,963         $23,742           $27,878
         Accrued expenses and reserves                               7,423           3,965             3,463
        Deferred income tax liabilities:
         Other intangibles                                          (9,285)              -                 -
         Installment sales                                             (25)            (34)              (39)
         Tax in excess of book depreciation                           (425)           (293)           (1,291)
                                                                 -------------  --------------  --------------
        Net deferred income tax assets                             $23,651         $27,380           $30,011
                                                                 =============  ==============  ==============

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

At  July  2,  2006,   the  Company's   federal  and  state  net  operating  loss
carryforwards were approximately $63.4 million, which, if not utilized, will begin to expire in fiscal year 2020.

Note 10. Capital Stock

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

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 2, 2006, the Company had repurchased 1,510,050 shares of common stock for $11.1 million, $1.3 million (182,000 shares) of which was repurchased during the fiscal year ending July 2, 2006, and $9.8 million (1,328,050 shares) was repurchased during the fiscal year ending July 3, 2005.

Note 11. Stock Based Compensation

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

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the
"Committee"). Unless otherwise determined by the Board, the Committee will consist of two or more members of the Board who are non-employee directors within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Committee will determine which eligible employees, consultants and directors receive awards, the types of awards to be received and the terms and conditions thereof. The Chief Executive Officer shall have the power and authority to make Awards under the Plan to employees and consultants not subject to Section 16 of the Exchange Act, subject to limitations imposed by the Committee.

At July 2, 2006, the Company has reserved approximately 15.1 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

Stock Options Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

                                                                             Years ended
                                                             --------------------------------------------
                                                             July 2, 2006   July 3, 2005   June 27, 2004
                                                             -------------  -------------- --------------

     Weighted average fair value of options granted               $3.16          $4.44          $5.99
     Expected volatility                                             46%            61%            68%
     Expected life (in years)                                       5.3            5.0            5.0
     Risk-free interest rate                                        4.6%           3.8%           3.6%
     Expected dividend yield                                        0.0%           0.0%           0.0%

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

The following table summarizes stock option activity during the year ended July 2, 2006:

                                                                                     Weighted
                                                                       Weighted       Average
                                                                       Average       Remaining      Aggregate
                                                                    Exercise Price  Contractual     Intrinsic
                                                         Options                       Term        Value (000s)
                                                        -----------------------------------------------------------


Outstanding at July 3, 2005                              9,477,461       $8.35
Granted                                                  1,312,500       $6.65
Exercised                                                 (124,162)      $4.50
Forfeited/Expired                                         (562,308)      $9.90
                                                       --------------
Outstanding at July 2, 2006                              10,103,491      $8.09        5.8 years        $5,255
                                                       ==============
Options vested or expected to vest at July 2, 2006        9,850,505      $8.12        0.5 years        $5,254
Exercisable at July 2, 2006                               6,480,678      $8.74        4.7 years        $5,253

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2006. This amount changes based on the fair market value of the company's stock. The total intrinsic value of options exercised for the year ended July 2, 2006 and July 3, 2005 was $0.3 million and $0.7 million, respectively.

The following table summarizes information about stock options outstanding at July 2, 2006:

                                   Options Outstanding                      Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-        Weighted-                       Weighted-
                                        Average          Average                         Average
                       Options         Remaining         Exercise        Options         Exercise
    Exercise Price   Outstanding   Contractual Life       Price        Exercisable        Price
------------------- -------------- ------------------ --------------- --------------- ---------------
     $1.61 - 4.50       2,708,547       3.9 years           $3.83          2,708,547        $3.83
     $5.50 - 6.52       2,463,695       7.3 years           $6.42            355,303        $6.40
     $6.53 - 8.45       2,020,650       8.1 years           $7.42            517,369        $6.84
    $8.47 - 12.87       2,256,003       5.2 years          $12.17          2,244,863       $12.18
   $12.95 - 21.00         654,596       3.3 years          $19.97            654,596       $19.97
                    --------------                                    ---------------
                       10,103,491       5.8 years           $8.09          6,480,678        $8.73
                    ==============                                    ===============

As of July 2, 2006, the total future compensation cost related to nonvested options not yet recognized in the statement of income was $7.2 million and the weighted average period over which these awards are expected to be recognized was 1.5 years.

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

The following table summarizes the activity of non-vested restricted stock during the year ended July 2, 2006:

                                                                          Weighted
                                                                       Average Grant
                                                                         Date Fair
                                                           Shares          Value
                                                        -------------  --------------
Non-vested at July 3, 2005                                 155,919        $8.39
Granted                                                    168,399        $6.59
Vested                                                      (9,500)       $7.09
Forfeited                                                  (21,137)       $9.23
                                                        -------------
Non-vested at April 2, 2006                                293,681        $7.44
                                                        =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of July 2, 2006, there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.5 years.

Note 12. Employee Stock Purchase Plan

In December 2000, the Company's Board of Director's approved the 1-800-FLOWERS.COM, Inc. 2001 Employee Stock Purchase Plan (ESPP), a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, to provide substantially all employees who have completed six months of service, an opportunity to purchase shares of the Company's Class A common stock. Employees may contribute a maximum of 15% of eligible compensation, but in no event can an employee purchase more than 500 shares on any purchase date. Offering periods have a duration of six months, and the purchase price per share will be the lower of: (i) 85% of the fair market value of a share of Class A common stock on the last trading day of the applicable offering period, or (ii) 85% of the fair market value of a share of Class A common stock on the last trading day before the commencement of the offering period. The ESPP was terminated effective as of June 30, 2005.

Note 13. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company made contributions of $0.4 million, $0.3 million, and $0.3 million, for the years ended July 2, 2006, July 3, 2005 and June 27, 2004, respectively.

Note 14. Commitments and Contingencies

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

The Company leases certain computer, telecommunication and related equipment under capital leases, which are included in property and equipment with a capitalized cost of approximately $18.0 million and $17.9 million at July 2, 2006 and July 3, 2005, respectively, and accumulated amortization of $17.9 million and $17.1 million, respectively. In addition, the Company subleases land and buildings (which are leased from third parties) to certain of its franchisees. Certain of the leases, other than land leases which have been classified as operating leases, are classified as capital leases and have initial lease terms of approximately 20 years (including option periods in some cases).

During fiscal 2001, the Company entered into a $5.0 million equipment lease line of credit with a bank. Interest under this line, which is renewable annually, is determined on the date of each commitment to borrow and is based on the bank's base rate on such date. At July 2, 2006, approximately $0.3 million is outstanding, and no further borrowings are permitted under this lease line unless it is renewed by the Company and the lending bank. The borrowings, which bear interest at rates ranging from 5.39% to 6.36% annually, are payable in 60 monthly installments of principal and interest commencing in February 2001. Borrowings under the line are collateralized by the underlying equipment purchased and an equal amount of pledged investments.

As of July 2, 2006, future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

                                                                     Obligations
                                                                        Under
                                                                       Capital      Operating
                                                                        Leases        Leases
                                                                     ------------  ------------
                                                                           (in thousands)

          2007                                                          $409         $9,666
          2008                                                            23          8,734
          2009                                                            13          7,040
          2010                                                            13          4,908
          2011                                                            13          4,436
          Thereafter                                                      18         27,653
                                                                     ------------  ------------
          Total minimum lease payments                                  $489        $62,437
                                                                                   ============
          Less amounts representing interest                             (31)
                                                                     ------------
          Present value of net minimum lease payments                   $458
                                                                     ============

                                      F-20

At July 2, 2006, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                                Sublease       Sublease
                                                                                 Income         Expense
                                                                              -------------- --------------
                                                                                     (in thousands)

         2007                                                                       $2,120        $2,120
         2008                                                                        1,546         1,546
         2009                                                                        1,234         1,234
         2010                                                                          808           808
         2011                                                                          494           494
         Thereafter                                                                    574           574
                                                                              -------------- --------------
                                                                                    $6,776        $6,776
                                                                              ============== ==============


Rent expense was approximately $13.7 million, $9.7 million, and $8.9 million for the years ended July 2, 2006, July 3, 2005 and June 27, 2004, respectively.

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

                            1-800-FLOWERS.COM, INC.

                 Schedule II - Valuation and Qualifying Accounts

                                    Additions
                            --------------------------

                Balance at   Charged to   Charged to                 Balance at
                Beginning      Costs       Other       Deductions-     End of
                of Period       and       Accounts-    Describe (a)    Period
 Description                  Expenses    Describe(b)
-------------- ------------- ------------ ----------- -------------- -----------


Reserves and
 allowances
 deducted
 from asset
 accounts:

Reserve for
 estimated
 doubtful
 accounts-
 accounts/notes
 receivable

Year Ended
 July 2, 2006   $1,537,000   $537,000     $694,000     $(678,000)     $2,090,000

Year Ended
 July 3, 2005   $1,449,000   $270,000     $      -     $(182,000)     $1,537,000


Year Ended
 June 27, 2004  $1,277,000   $437,000     $      -     $(265,000)     $1,449,000



-----------------------------------

(a) Reduction in reserve due to write-off of accounts/notes receivable balances.
(b) Amount represents opening balances from acquired businesses.