Form 10-Q
period 2006-10-01
1 800 FLOWERS COM INC
filed 2006-11-13
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 2006


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )    Accelerated filer(X)    Non-accelerated filer ( )

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                Yes ( )   No (X)

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   28,307,595
                                   ----------
  (Number of shares of Class A common stock outstanding as of November 2, 2006)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of November 2, 2006)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX

                                                                            Page
                                                                            ----

Part I.     Financial Information
  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets - October 1, 2006 (Unaudited)
              and July 2, 2006                                                 1


             Consolidated Statements of Income (Unaudited) - Three
              Months Ended October 1, 2006 and October 2, 2005                 2


             Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended October 1, 2006 and October 2, 2005           3


             Notes to Consolidated Financial Statements (Unaudited)            4

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       22

  Item 4.    Controls and Procedures                                          22

Part II.    Other Information

  Item 1.    Legal Proceedings                                                23

  Item 1A.   Risk Factors                                                     23

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      23

  Item 3.    Defaults upon Senior Securities                                  23

  Item 4.    Submission of Matters to a Vote of Security Holders              23

  Item 5.    Other Information                                                23

  Item 6.    Exhibits                                                         23

Signatures                                                                    24

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                       October 1,       July 2,
                                                                                          2006           2006
                                                                                      --------------  ------------
                                                                                      (unaudited)
Assets
Current assets:
 Cash and equivalents                                                                    $9,698         $24,599
 Receivables, net                                                                        19,993          13,153
 Inventories                                                                             74,535          52,954
 Deferred income taxes                                                                   22,292          17,427
 Prepaid and other                                                                       27,123          10,347
                                                                                      --------------  ------------
     Total current assets                                                               153,641         118,480

Property, plant and equipment, net                                                       62,071          59,732
Goodwill                                                                                131,390         131,141
Other intangibles, net                                                                   28,851          29,822
Deferred income taxes                                                                     6,224           6,224
Other assets                                                                              1,614           1,235
                                                                                      --------------  ------------
Total assets                                                                           $383,791        $346,634
                                                                                      ==============  ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                 $ 70,260        $ 63,869
 Current maturities of long-term debt and obligations under capital leases               47,187          10,360
                                                                                      --------------  ------------
     Total current liabilities                                                          117,447          74,229
Long-term debt and obligations under capital leases                                      77,701          78,063
Other liabilities                                                                         1,721           1,159
                                                                                      --------------  ------------
Total liabilities                                                                       196,869         153,451
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,862,945
  and 29,872,183 shares issued at October 1, 2006 and July 2, 2006, respectively            299             299
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
  shares issued at October 1, 2006 and July 2, 2006, respectively                           421             421
 Additional paid-in capital                                                             263,825         262,667
 Retained deficit                                                                       (63,430)        (56,011)
 Treasury stock, at cost, 1,555,350 Class A shares at October 1, 2006 and July 2,
  2006, respectively and 5,280,000 Class B shares                                       (14,193)        (14,193)
                                                                                      --------------  ------------
Total stockholders' equity                                                              186,922         193,183
                                                                                      --------------  ------------
Total liabilities and stockholders' equity                                             $383,791        $346,634
                                                                                      ==============  ============





See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended
                                                                ---------------------------------
                                                                   October 1,       October 2,
                                                                     2006             2005
                                                                ---------------- ----------------
Net revenues                                                       $137,132         $112,765
Cost of revenues                                                     82,318           66,739
                                                                ---------------- ----------------
Gross profit                                                         54,814           46,026
Operating expenses:
 Marketing and sales                                                 42,370           38,224
 Technology and development                                           5,161            4,769
 General and administrative                                          13,343           10,636
 Depreciation and amortization                                        4,744            3,524
                                                                ---------------- ----------------
   Total operating expenses                                          65,618           57,153
                                                                ---------------- ----------------
Operating loss                                                      (10,804)         (11,127)
Other income (expense):
 Interest income                                                        337              215
 Interest expense                                                    (1,828)             (84)
 Other                                                                   11                6
                                                                ---------------- ----------------
Total other income (expense), net                                    (1,480)             137
                                                                ---------------- ----------------
Loss before income taxes                                            (12,284)         (10,990)
Income tax benefit                                                   (4,865)          (4,364)
                                                                ---------------- ----------------
Net loss                                                            ($7,419)         ($6,626)
                                                                ================ ================

Basic and diluted net loss per common share                          ($0.11)          ($0.10)
                                                                ================ ================
Weighted average shares used in the calculation of
 basic and diluted net loss per common share                         65,195           65,088
                                                                ================ ================


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                   --------------------------------
                                                                                     October 1,        October 2,
                                                                                        2006             2005
                                                                                   --------------- ----------------

Operating activities:
Net loss                                                                              ($7,419)          ($6,626)
Reconciliation of net loss to net cash used in operations:
 Depreciation and amortization                                                          4,744             3,524
 Deferred income taxes                                                                 (4,865)           (4,365)
 Stock-based compensation                                                               1,020               937
 Bad debt expense                                                                         238                75
 Other non-cash items                                                                      56                 -
Changes in operating items:
    Receivables                                                                        (7,078)           (2,382)
    Inventories                                                                       (21,581)          (17,637)
    Prepaid and other                                                                 (16,776)          (15,232)
    Accounts payable and accrued expenses                                               6,391            14,617
    Other assets                                                                         (387)              145
    Other liabilities                                                                     562              (112)
                                                                                   --------------- ----------------
 Net cash used in operating activities                                                (45,095)          (27,056)

Investing activities:
Proceeds from sale of investments                                                           -             6,647
Capital expenditures                                                                   (6,146)           (7,196)
Other                                                                                    (262)               38
                                                                                   --------------- ----------------
 Net cash used in investing activities                                                 (6,408)             (511)

Financing activities:
Acquisition of treasury stock                                                               -            (1,324)
Proceeds from employee stock options                                                      138               122
Proceeds from bank borrowings                                                          37,000                 -
Repayment of notes payable                                                               (363)             (237)
Payment of capital lease obligations                                                     (173)             (398)
                                                                                   --------------- ----------------
 Net cash provided by (used in) financing activities                                   36,602            (1,837)
                                                                                   --------------- ----------------
Net change in cash and equivalents                                                    (14,901)          (29,404)
Cash and equivalents:
 Beginning of period                                                                   24,599            39,961
                                                                                   --------------- ----------------
 End of period                                                                         $9,698           $10,557
                                                                                   =============== ================


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2007.

The balance sheet information at July 2, 2006 has been derived from the audited financial statements at that date.

The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

For the three months ended October 1, 2006 and October 2, 2005, the Company's comprehensive losses were equal to the respective net losses for each of the periods presented.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 applies to all tax positions accounted for under SFAS No. 109, "Accounting for Income Taxes" and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this Statement will have on its consolidated results of operations and financial condition.

Reclassifications

Certain balances in the prior fiscal periods have been reclassified to conform with the presentation in the current fiscal year.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 2 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of 925,072 and 1,314,000 dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended October 1, 2006 and October 1, 2005, respectively, as their inclusion would be antidilutive.

Note 3 - Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 11 of the Company's 2006 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                      Three Months Ended
                                                                   -------------------------
                                                                    October 1,    October 2,
                                                                      2006         2005
                                                                   ------------- -----------
                                                                    (in thousands, except
                                                                       per share data)

        Stock options                                                  $856        $850
        Restricted stock awards                                         164          87
                                                                   ------------- -----------
          Total                                                       1,020         937
        Related deferred income tax benefit                             281         210
                                                                   ------------- -----------
                                                                       $739        $727
                                                                   ============= ===========

        Impact on basic and diluted net loss per common share         $0.01       $0.01
                                                                   ============= ===========


       Marketing and sales                                             $358        $330
       Technology and development                                       153         140
       General and administrative                                       509         467
                                                                   ------------- -----------
         Total (*)                                                   $1,020        $937
                                                                   ============= ===========

       (*) Stock based compensation expense has not been allocated to the Company's business categories, but is reflected in Corporate expenses.


The Company did not grant stock options during the three months ended October 1, 2006. The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model during the three months ended October 2, 2005 were as follows:

                                                  Three Months Ended
                                           -------------------------------
                                             October 1,      October 2,
                                                2006            2005
                                           --------------- ---------------

       Weighted average fair value of
        options granted                               -           $3.38
       Expected volatility                            -             46%
       Expected life                                  -         5.2 yrs
       Risk-free interest rate                        -           4.17%
       Expected dividend yield                        -            0.0%

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The expected volatility of the option is determined using historical volatilities based on historical stock prices. The Company estimated the expected life of options granted to be the average of the Company's historical expected term from vest date and the midpoint between the average vesting term and the contractual term. The risk-free interest rate is determined using the yield available for zero-coupon country-regionplaceU.S. government issues with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%.

The following table summarizes stock option activity during the three months ended October 1, 2006:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                         Options           Price         Term       Value (000s)
                                                        ----------------------------------------------------------
 Outstanding at July 2, 2006                             10,103,491         $8.09
 Granted                                                          0
 Exercised                                                  (31,255)        $4.44
 Forfeited                                                 (186,349)       $11.06
                                                        -------------
 Outstanding at October 1, 2006                           9,885,887         $8.04     5.6 years       $3,841
                                                        =============
 Options vested or expected to vest at October 1, 2006    9,678,383         $8.06     4.7 years       $3,841
 Exercisable at October 1, 2006                           7,485,722         $8.33     4.7 years       $3,841

As of October 1, 2006, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $6.3 million and the weighted average period over which these awards are expected to be recognized was 1.9 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock during the three months ended October 1, 2006:

                                                                                         Weighted
                                                                                       Average Grant
                                                                                        Date Fair
                                                                          Shares          Value
                                                                       ------------- ---------------

             Non-vested at July 2, 2006                                   293,681             $7.44
             Granted                                                       11,058             $5.13
             Vested                                                       (29,163)            $6.65
             Forfeited                                                     (1,438)            $7.72
                                                                       -------------
             Non-vested at October 1, 2006                                274,138             $7.43
                                                                       =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of October 1, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.4 years.

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

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. ("Fannie May Confections Brands"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the well-known Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $92.2 million in cash, including estimated working capital adjustments and transaction costs, includes a modern 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amount to a maximum of $4.5 million during the year ending July 1, 2007 and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. Fannie May Confections Brands generated revenues of approximately $75.0 million in its most recent fiscal year ended April 30, 2006.

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

The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Fannie May Confections
Brands. This will result in potential adjustments to the carrying value of Fannie May Confections Brands' recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



                                                       Fannie May
                                                       Confections
                                                         Brands               Wind & Weather
                                                      Purchase Price          Purchase Price
                                                        Allocation              Allocation
                                                     ------------------    --------------------
                                                                  (in thousands)
  Current assets                                        $21,979                  $4,014
  Property, plant and equipment                           3,640                      67
  Intangible assets                                      13,200                   2,560
  Goodwill                                               63,001                   2,703
  Other                                                     156                      20
                                                     ------------------    --------------------
    Total assets acquired                               101,976                   9,364
                                                     ------------------    --------------------
  Current liabilities                                     4,929                   3,810
  Deferred tax liabilities                                4,485                     265
  Other                                                     399                      39
                                                     ------------------    --------------------
    Total liabilities assumed                            $9,813                   4,114
    Net assets acquired                                 $92,163                  $5,250
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

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Fannie May Confections Brands and Wind & Weather had taken place at the beginning of each fiscal year presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                       Three Months Ended
                                                  ------------------------------
                                                    October 1,      October 2,
                                                     2006            2005
                                                  --------------  --------------
                                                     (in thousands, except per
                                                            share data)

              Net revenues                            $137,132       $124,885
              Operating loss                          ($10,804)      ($12,075)
              Net loss                                 ($7,419)       ($8,106)

              Net loss per basic and diluted
              common share                              ($0.11)        ($0.12)

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                         October 1,        July 2,
                                                                                            2006            2006
                                                                                       ----------------  -----------
                                                                                                (in thousands)

                Finished goods                                                              $51,647         $36,689
                Work-in-Process                                                               5,093           3,370
                Raw materials                                                                17,795          12,895
                                                                                         -----------     -----------
                                                                                            $74,535         $52,954
                                                                                         ===========     ===========

Note 6 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                                         October 1,
                                                                                           2006
                                                                                       ----------------
                                                                                        (in thousands)

                Goodwill - beginning of year                                               $131,141
                Acquisition of Fannie May Confections Brands                                    249
                                                                                         -----------
                Goodwill - end of period                                                   $131,390
                                                                                         ===========

The Company's other intangible assets consist of the following:

                                                        October 1, 2006                           July 2, 2006
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                 Gross
                              Amortization   Carrying     Accumulated                Carrying     Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization       Net
                             ------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)
 Intangible assets with
 determinable lives
  Investment in licenses     14 - 16 years     $4,927          $3,842       $1,085      $4,927          $3,762       $1,165
  Customer lists               3 - 6 years     18,500           3,082       15,418      18,500           2,231       16,269
  Other                        5 - 8 years      1,754             314        1,440       1,754             252        1,502
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               25,181           7,238       17,943      25,181           6,245       18,936

 Trademarks with
  indefinite lives                             10,908               -       10,908      10,886               -       10,886
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
  intangible assets                           $36,089          $7,238      $28,851     $36,067          $6,245      $29,822
                                            ============ =============== =========== =========== =============== ============

Estimated future amortization expense is as follows: remainder of fiscal 2007 - $3.0 million, fiscal 2008 - $4.0 million, fiscal 2009 - $3.9 million, fiscal 2010 - $3.8 million, fiscal 2011 - $2.9 million, and thereafter - $0.3 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                          October 1,       July 2,
                                                                                             2006           2006
                                                                                       ----------------  -----------
                                                                                                (in thousands)

           Term loan                                                                      $85,000         $85,000
           Revolving credit line                                                           37,000               -
           Commercial note                                                                  2,603           2,942
           Seller financed acquisition obligations                                              -              23
           Obligations under capital leases                                                   285             458
                                                                                       ----------------  -----------
                                                                                          124,888          88,423
           Less current maturities of long-term debt and obligations under
            capital leases                                                                 47,187          10,360
                                                                                       ----------------  -----------
                                                                                          $77,701         $78,063
                                                                                       ================  ===========

In order to finance the acquisition of Fannie May Confections Brands, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. As of October 1, 2006, $37.0 million was outstanding under the revolving credit facility, the proceeds of which were used to fund working capital requirements for the Company's upcoming holiday season.

Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three months ended October 1, 2006 was 39.6% compared to 39.7% during the comparative three month period ended October 2, 2005. The effective tax rate during the three months ended October 1, 2006 and October 2, 2005 includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), and resulted in decreases in the effective income tax rate of approximately 1.1% and 1.6%, respectively, resulting primarily from the associated book/tax differences in accounting for incentive stock options.

Note 9 - Business Segments

During the first quarter of fiscal 2007, the Company segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The Company's management reviews the results of the Company's operations by the following four business categories:

    o   1-800-Flowers.com Consumer Floral;
    o   BloomNet Wire Service;
    o   Gourmet Food and Gift Baskets; and
    o   Home and Children's Gifts.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


include the effect of corporate overhead such as Information Technology, Human Resources and Finance, which are operated under a centralized management platform, providing services throughout the organization, nor does it include depreciation and amortization , other income (net), and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

                                                           Three Months Ended
                                                      -------------------------------
              Net Revenues                             October 1,      October 2,
                                                          2006            2005
                                                      -------------- ----------------
                                                              (in thousands)
              Net revenues:
                  1-800-Flowers.com Consumer Floral       $82,525         $76,275
                  BloomNet Wire Service                     7,166           4,516
                  Gourmet Food & Gift Baskets              22,176           8,587
                  Home & Children's Gifts                  24,595          22,676
                  Corporate (*)                             1,378           1,399
                  Intercompany eliminations                  (708)           (688)
                                                      -------------- ---------------
              Total net revenues                         $137,132        $112,765
                                                      ============== ===============



                                                           Three Months Ended
                                                      -------------------------------
              Operating Income (Loss)                  October 1,      October 2,
                                                          2006            2005
                                                      -------------- ----------------
                                                              (in thousands)
              Category Contribution Margin:
                  1-800-Flowers.com Consumer Floral         $7,841          $5,916
                  BloomNet Wire Service                      1,702             673
                  Gourmet Food & Gift Baskets               (1,606)         (1,428)
                  Home & Children's Gifts                   (2,055)         (1,942)
                                                      -------------- ----------------
              Category Contribution Margin Subtotal:         5,882           3,219
                  Corporate (*)                            (11,942)        (10,822)
                  Depreciation and amorization              (4,744)         (3,524)
                                                      -------------- ----------------
              Operating Loss                              ($10,804)       ($11,127)
                                                      ============== ================

                   (*) Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among others, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, (including share-based compensation), other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

Note 10 - Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The section entitled "Forward Looking Information and Factors that May Affect Future Results," provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this report relating to the financial results, operations and business prospects of the Company. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Overview

For more than 30 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice(R)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers delivered through its "Fresh From Our Growers" program.

Customers can "call, click or come in" to shop 1-800-FLOWERS.COM twenty four hours a day, 7 days a week at 1-800-356-9377 or www.1800flowers.com. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and children's gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Problem Solvers(R) (www.problemsolvers.com), Wind & Weather(R) (www.windandweather.com), Madison Place(R) (www.madisonplace.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); gourmet gifts including popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or wwwcherylandco.com); premium chocolates and confections from Fannie May Confections Brands(R) (www.fanniemay.com and www.harrylondon.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); wine gifts from Ambrosia.com (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and the BloomNet(R) international floral wire service providing quality products and diverse services to a select network of florists.

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

Category Information

During the first quarter of fiscal 2007, the Company segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The following table presents the contribution of net revenues, gross profit and "EBITDA" (earnings before interest, taxes, depreciation and amortization) from each of the Company's business categories. Prior year information has been restated for comparative purposes.

                                                                      Three Months Ended
                                                      ------------------------------------------------
            Net Revenues                                 October 1,        October 2,       % Change
                                                            2006             2005
                                                      ---------------- ---------------- --------------
                                                                         (in thousands)
            Net revenues:
                1-800-Flowers.com Consumer Floral         $82,525          $76,275             8.2%
                BloomNet Wire Service                       7,166            4,516            58.7%
                Gourmet Food & Gift Baskets                22,176            8,587           158.3%
                Home & Children's Gifts                    24,595           22,676             8.5%
                Corporate (*)                               1,378            1,399            (1.5%)
                Intercompany eliminations                    (708)            (688)           (2.9%)
                                                      ---------------- ----------------
            Total net revenues                           $137,132         $112,765            21.6%
                                                      ================ ================



                                                                      Three Months Ended
                                                      ------------------------------------------------
            Gross Profit                                 October 1,        October 2,       % Change
                                                            2006             2005
                                                      ---------------- ---------------- --------------
                                                                         (in thousands)
            Gross Profit:
                1-800-Flowers.com Consumer Floral         $31,373          $29,201             7.4%
                BloomNet Wire Service                       4,100            2,613            56.9%
                Gourmet Food & Gift Baskets                 8,487            3,768           125.2%
                Home & Children's Gifts                    10,166            9,690             4.9%
                Corporate (*)                                 732              796            (8.0%)
                Intercompany eliminations                     (44)             (42)           (4.8%)
                                                      ---------------- ----------------
            Total gross profit                            $54,814          $46,026            19.1%
                                                      ================ ================


                                                                      Three Months Ended
                                                      ------------------------------------------------
            EBITDA                                       October 1,        October 2,       % Change
                                                            2006             2005
                                                      ---------------- ---------------- --------------
                                                                         (in thousands)
            Category Contribution Margin:
                1-800-Flowers.com Consumer Floral          $7,841           $5,916            32.5%
                BloomNet Wire Service                       1,702              673           152.9%
                Gourmet Food & Gift Baskets                (1,606)          (1,428)          (12.5%)
                Home & Children's Gifts                    (2,055)          (1,942)           (5.8%)
                                                      ---------------- ----------------
            Category Contribution Margin Subtotal:         5,882             3,219            82.7%
                Corporate (*)                            (11,942)          (10,822)          (10.3%)
                                                      ---------------- ----------------
            EBITDA                                       ($6,060)          ($7,603)           20.3%
                                                      ================ ================

          (*) Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among others, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, (including share-based compensation), other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

          (**) Performance is measured based on category contribution margin or category EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead, described above, nor does it include depreciation and amortization, other income (net), and income taxes. Management utilizes EBITDA as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA is also used by the Company to evaluate and price potential acquisition candidates. EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Results of Operations


Net Revenues

                                                        Three Months Ended
                                             -------------------------------------------
                                               October 1,     October 2,
                                                 2006           2005         % Change
                                             -------------- -------------- -------------
                                                           (in thousands)
     Net revenues:
      E-commerce                               $109,259        $100,655           8.5%
      Other                                      27,873          12,110         130.2%
                                             -------------- ---------------
     Total net revenues                        $137,132        $112,765          21.6%
                                             ============== ===============

The Company's revenue growth of 21.6% during the three months ended October 1, 2006 was due to a combination of organic growth, as well as the acquisitions of Wind & Weather, a direct marketer of weather-themed gifts, acquired on October 31, 2005, and Fannie May Confections Brands, Inc., a manufacturer and retailer of premium chocolates and other confections, acquired on May 1, 2006. Excluding the impact of acquisitions, total revenue growth during the three months ended October 1, 2006 was 9.5%, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) cost effective spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth. The Company fulfilled approximately 1,637,000 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended October 1, 2006, an increase of 2.6% over the prior year period. The Company's E-commerce average order value of $66.74 increased 5.8% over the respective prior year period, primarily from a combination of product mix and pricing initiatives. Other revenues, for the three months ended October 1, 2006, increased in comparison to the same period of the prior year primarily as a result of retail/wholesale contribution of Fannie May Confections Brands, Inc., as well as the continued membership growth and wholesale floral product and service offerings from the Company's BloomNet Wire Service category.

The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) or company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three months ended October 1, 2006 increased by 8.2% over the prior year period primarily from a combination of increased average order value and order volumes from its E-commerce sales channel, offset in part by lower retail sales from its company-owned floral stores due to the sale or closure of several under-performing locations.

The BloomNet Wire Service category includes revenues from membership fees as well as other service offerings to florists. Net revenues during the three months ended October 1, 2006 increased by 58.7% over the prior year period primarily as a result of increased florist membership, as well as increased wholesale floral product sales.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections, The Popcorn Factory and The Winetasting Network brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn and wine gifts through its
E-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three months ended October 1, 2006 increased by 158.3% over the prior year period, primarily as a result of the contribution of Fannie May Confections Brands, Inc.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, Problem Solvers, Madison Place, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores under the Plow & Hearth brand. Net revenue during the three months ended October 1, 2006 increased by 8.5% over the prior year period primarily as a result of the contribution of Wind & Weather.

At the start of the second half of fiscal 2005, the Company initiated a strategy designed to extend the Company's leadership position in the floral and thoughtful gift marketplace, and implemented plans to increase its marketing spending to drive increased customer acquisition, particularly in the core floral gift category. While the Company was successful in achieving strong revenue growth during the prior year, the growth was below the level that the Company targeted to achieve with its increased marketing spend, resulting in lower than anticipated earnings. Having now achieved a solid base of business, through a combination of organic efforts and strategic acquisitions, management's current focus is on improving the Company's earnings performance. As such, the Company expects revenue growth for fiscal 2007 to be in the range of 17-20 percent.

Gross Profit

                                                Three Months Ended
                                     -------------------------------------------
                                       October 1,     October 2,
                                          2006           2005         % Change
                                     --------------- -------------- ------------
                                                   (in thousands)
     Gross profit                        $54,814         $46,026      19.1%
     Gross margin %                        40.0%           40.8%


Gross profit increased during the three months ended October 1, 2006, in comparison to the same period of the prior year, primarily as a result of the revenue growth described above. Gross margin percentage decreased 80 basis points, to 40.0%, from the prior year period, primarily as a result of the seasonally lower margins of Fannie May Confections Brands, acquired in May 2006.

The 1-800-Flowers.com Floral Consumer category gross profit increased by 7.4% over the prior year period as a result of the aforementioned increase in net revenues. Gross margin percentage decreased 30 basis points, to 38.0% during the three months ended October 1, 2006, primarily as a result of increased shipping costs due to carrier fuel surcharges.

The BloomNet Wire Service category gross profit increased by 56.9% over the prior year period as a result of increases in florist membership and floral wholesale product sales. Gross margin percentage decreased 70 basis points, to 57.2% during the three months ended October 1, 2006, as a result of sales mix, reflecting the impact of increased wholesale products revenues which carry lower margins.

The Gourmet Food & Gift Basket category gross profit increased by 125.2% over the prior year period primarily as a result of the incremental revenue generated by Fannie May Confections Brands. Gross margin percentage decreased 560 basis points to 38.3% during the three months ended October 1, 2006, as a result of the seasonally lower margins of Fannie May Confections Brands.

The Home & Children's Gift category gross profit increased by 4.9% over the prior year period primarily as a result of the additional revenue generated by Wind & Weather. Gross margin percentage decreased 140 basis points to 41.3% during the three months ended October 1, 2006, as a result of higher shipping costs due to carrier fuel surcharges.

During the remainder of fiscal 2007, although varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will improve primarily through: (i) growth of its higher margin business categories, including Cheryl & Co., Wind & Weather, and more recently, Fannie May Confections Brands, Inc., (ii) improved product sourcing, new product development and process improvement initiatives implemented during the latter half of the first quarter which are expected to mitigate continued pressure on shipping costs, and (iii) the contribution of the BloomNet Wire Service business, which has completed its roll-out investment phase.

Marketing and Sales Expense

                                                Three Months Ended
                                     -------------------------------------------
                                       October 1,     October 2,
                                          2006           2005         % Change
                                     --------------- -------------- ------------
                                                   (in thousands)

      Marketing and sales               $42,370         $38,224        10.8%
      Percentage of net revenues          30.9%           33.9%

During the three months ended October 1, 2006, marketing and sales expenses decreased from 33.9% of net revenue to 30.9%, reflecting improved operating leverage based on a number of cost-saving initiatives and the completion of the investment phase of the Company's BloomNet Wire Service business, including the absorption of incremental sales and technology personnel in order to develop a member directory, increase BloomNet Technologies penetration and expand membership. Marketing and sales expense increased over the prior year period by 10.8% as a result of several factors including: (i) incremental expenses associated with the recent acquisitions of Wind & Weather and Fannie May Confections Brands, (ii) incremental variable costs to accommodate the higher sales volumes, and (iii) personnel associated with the expansion of the BloomNet Wire Service business. During the three months ended October 1, 2006, the Company added 548,000 new customers, an increase of 7.8% over the same period of the prior year. As a result of the Company's effective customer retention efforts, 798,000 existing customers placed e-commerce orders during the three months ended October 1, 2006, consistent with the same period of the prior year. Of the 1,345,000 total customers who placed e-commerce orders during the three months ended October 1, 2006, approximately 59.3% were repeat customers, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

During fiscal 2007, the Company is focused on improving its operating expense ratio through a number of cost saving initiatives, including catalog printing and e-mail pricing improvements, as well as a review of the type, quantity and effectiveness of its marketing programs. In addition to the improved operating results expected now that the Company has completed the investment phase of its BloomNet florist business, the Company expects that marketing and sales expense, as a percentage of revenue, will continue to decrease in comparison to the prior year.

Technology and Development Expense

                                                Three Months Ended
                                     -------------------------------------------
                                       October 1,     October 2,
                                          2006           2005         % Change
                                     --------------- -------------- ------------
                                                   (in thousands)

      Technology and development         $5,161         $4,769          8.2%
      Percentage of net revenues           3.8%           4.2%

During the three months ended October 1, 2006, technology and development expense decreased from 4.2% of net revenue to 3.8%, reflecting improved operating leverage, but increased over the prior year period by 8.2% as a result of the incremental expenses associated with the acquisitions of Wind & Weather and Fannie May Confections Brands, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform. During the three months ended October 1, 2006, the Company expended $8.5 million on technology and development, of which $3.3 million has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives. While many of its acquisition-related integration projects are complete, as a result of incremental expenses associated with Fannie May Confections Brands, the Company expects that its spending for the remainder of fiscal 2007 will remain consistent or decrease slightly as a percentage of net revenues in comparison to the prior year.

General and Administrative Expense

                                               Three Months Ended
                                     -------------------------------------------
                                       October 1,     October 2,
                                          2006           2005         % Change
                                     --------------- -------------- ------------
                                                   (in thousands)

      General and administrative        $13,343         $10,636        25.5%
      Percentage of net revenues           9.7%            9.4%

General and administrative expense increased 25.5% during the three months ended October 1, 2006, and from 9.4% of net revenue in the prior year to 9.7% during the current year period, primarily as a result of: (i) incremental expenses associated with Fannie May Confections Brands, (ii) incremental travel expenses associated with the expansion of the Company's BloomNet Wire Service business, and (iii) higher insurance costs.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, as a result of the incremental expenses associated with Fannie May Confections Brands, including costs associated with Sarbanes-Oxley compliance, the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2007 will be consistent with the prior year period.

Depreciation and Amortization Expense

                                                Three Months Ended
                                     -------------------------------------------
                                       October 1,     October 2,
                                          2006           2005         % Change
                                     --------------- -------------- ------------
                                                   (in thousands)

      Depreciation and amortization      $4,744         $3,524          34.6%
      Percentage of net revenues           3.5%           3.1%


Depreciation and amortization expense increased during the three months ended October 1, 2006 over the prior year period primarily as a result of the incremental amortization expense related to the intangibles established as a result of the acquisitions of Wind & Weather and Fannie May Confections Brands, as well as depreciation associated with recently completed technology projects designed to provide improved order/warehouse management functionality across the enterprise.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms are critical to attaining its strategic objectives. As a result of these improvements, but primarily as a result of an increase in amortization expense associated with intangibles established as a result of recent acquisitions, the Company expects that depreciation and amortization for the remainder of fiscal 2007 will remain consistent or increase slightly as a percentage of net revenues in comparison to the prior year.

Other Income (Expense)

                                                Three Months Ended
                                     -------------------------------------------
                                       October 1,     October 2,
                                          2006           2005         % Change
                                     -------------- -------------- -------------
                                                   (in thousands)

      Interest income                     $337            $215            56.7%
      Interest expense                  (1,828)            (84)       (2,076.2%)
      Other                                 11               6            83.3%
                                     -------------- --------------
                                       ($1,480)           $137
                                     ============== ==============

The decrease in other income (expense) during the three months ended October 1, 2006, in comparison to prior year period was the result of higher interest expense on the Company's 2006 Credit Facility, offset in part by slightly higher interest income, resulting from an increase in average cash balances and rates. The Company utilized an $85.0 million term loan to finance the acquisition, and as of October 1, 2006, had an outstanding balance of $37.0 million on its revolving credit facility to fund working capital needs in preparation for the holiday season.

Income Taxes

During the three months ended October 1, 2006 and October 2, 2005, the Company recorded an income tax benefit of $4.9 million and $4.4 million, respectively. The Company's effective tax rate for the three months ending October 1, 2006 was 39.6% compared to 39.7% during the comparative period of the prior year. The effective tax rate during the three months ended October 1, 2006 and October 2, 2005 includes the impact of share-based compensation recognized in accordance with SFAS No. 123(R), and resulted in a decrease in the effective income tax rate of approximately 1.1% and 1.6%, respectively, resulting primarily from the associated book/tax differences in accounting for incentive stock options.

Liquidity and Capital Resources

At October 1, 2006, the Company had working capital of $36.2 million, including cash and equivalents of $9.7 million, compared to working capital of $44.3 million, including cash and equivalents and short-term investments of $24.6 million, at July 2, 2006.

Net cash used in operating activities of $45.1 million for the three months ended October 1, 2006 was primarily attributable to the Company's net loss, non-cash charges for deferred income taxes, and seasonal changes in working capital, including increases in inventory, receivables and prepaids, consisting primarily of prepaid catalog production costs, partially offset by higher accounts payable and accrued expenses, which increased in preparation for the upcoming holiday selling season.

Net cash used in investing activities of $6.4 million for the three months ended October 1, 2006 was primarily attributable to capital expenditures related to the Company's technology infrastructure.

Net cash provided by financing activities of $36.6 million for the three months ended October 1, 2006, was primarily from bank borrowings of $37.0 million was used to fund seasonal operating losses and working capital requirements, partially offset by the repayment of outstanding debt and long-term capital lease obligations.

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

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. However, due to the Company's continued expansion into non-floral products, including the acquisition of Fannie May Confections Brands, the Company had borrowed $37.0 million against its line of credit to fund working capital requirements, which have increased during this time period as a result of increased inventory and pre-holiday manufacturing requirements. The Company expects to increase its level of borrowing during its fiscal second quarter, but also expects that all such amounts will be repaid prior to the end of the quarter.

At October 1, 2006, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                           (in thousands)
                                                          Less than 1        1 - 3           3 - 5           More than 5
                                             Total               year        years           years                years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt                            $145,332            $53,514         $30,542         $34,836              $26,440
Capital lease obligations                      311                231              36              25                   19
Operating lease obligations                 67,289              8,672          17,412          10,681               30,524
Sublease obligations                         6,076              1,530           2,669           1,303                  574
Purchase commitments (*)                    37,422             37,422               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                $256,430           $101,369         $50,659         $46,845              $57,557
                                        ===========    ===============    ============   =============     ================

(*) Purchase commitments consist primarily of inventory, equipment purchase orders and online marketing agreements made in the ordinary course of business.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of October 1, 2006, the Company had repurchased 1,510,050 shares of common stock for $11.1 million, of which none were repurchased during the three months ended October 1, 2006.

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

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company's online and telephonic sales channels as well as other operations (retail/fulfillment) and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point.

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


Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 applies to all tax positions accounted for under SFAS no. 109, "Accounting for Income Taxes" and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this Statement will have on its consolidated results of operations and financial condition.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended July 2, 2006 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1, of that filing under the heading "Risk Factors that May Affect Future Results". We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company's periodic reports filed with the SEC. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 1A.  RISK FACTORS.


There have been no material  changes from the risk factors  disclosed in Part 1,
Item 1, of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2006.


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





                                             1-800-FLOWERS.COM, Inc.
                                             (Registrant)




Date: 11/10/2006                             /s/ James F. McCann
---------------------------                  -----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: 11/10/2006                             /s/ William E. Shea
---------------------------                  -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)