Form 10-Q
period 2006-12-31
1 800 FLOWERS COM INC
filed 2007-02-08
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2006

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

                                   25,350,005
                                   ----------
  (Number of shares of Class A common stock outstanding as of January 29, 2007)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of January 29, 2007)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page
                                                                            ----

Part I.     Financial Information

 Item 1.     Consolidated Financial Statements:

             Consolidated Balance Sheets - December 31, 2006
              (Unaudited) and July 2, 2006                                     1

             Consolidated Statements of Income (Unaudited) - Three
              and Six Months Ended December 31, 2006 and January 1,
              2006                                                             2

             Consolidated Statements of Cash Flows (Unaudited) -
              Three and Six Months Ended December 31, 2006 and
              January 1, 2006                                                  3

             Notes to Consolidated Financial Statements (Unaudited)            4

 Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk       24

 Item 4.     Controls and Procedures                                          24

Part II.     Other Information

 Item 1.     Legal Proceedings                                                25

 Item 1A.    Risk Factors                                                     25

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      25

 Item 3.     Defaults upon Senior Securities                                  25

 Item 4.     Submission of Matters to a Vote of Security Holders              26

 Item 5.     Other Information                                                26

 Item 6.     Exhibits                                                         26

Signatures                                                                    27

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                     December 31,   July 2,
                                                                                        2006         2006
                                                                                     ------------ ------------
                                                                                     (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                 $ 25,998      $24,599
 Receivables, net                                                                       30,413       13,153
 Inventories                                                                            58,787       52,954
 Deferred income taxes                                                                  10,596       17,427
 Prepaid and other                                                                      11,183       10,347
                                                                                     ------------ ------------
    Total current assets                                                               136,977      118,480

Property, plant and equipment, net                                                      63,366       59,732
Goodwill                                                                               105,548      131,141
Other intangibles, net                                                                  54,055       29,822
Deferred income taxes                                                                    6,224        6,224
Other assets                                                                             1,624        1,235
                                                                                     ------------ ------------
Total assets                                                                          $367,794     $346,634
                                                                                     ============ ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                $ 93,133     $ 63,870
 Current maturities of long-term debt and obligations under capital leases              10,089       10,360
                                                                                     ------------ ------------
    Total current liabilities                                                          103,222       74,230
Long-term debt and obligations under capital leases                                     73,084       78,063
Other liabilities                                                                        2,212        1,158
                                                                                     ------------ ------------
Total liabilities                                                                      178,518      153,451
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 29,949,560 and 29,872,183 shares issued at December 31, 2006 and July 2, 2006,
  respectively                                                                             299          299
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
  shares issued at December 31, 2006 and July 2, 2006, respectively                        421          421
 Additional paid-in capital                                                            264,946      262,667
 Retained deficit                                                                      (46,508)     (56,011)
 Treasury stock, at cost, 4,566,090 Class A shares at December 31, 2006 and
  July 2, 2006, respectively and 5,280,000 Class B shares                              (29,882)     (14,193)
                                                                                     ------------ ------------
    Total stockholders' equity                                                         189,276      193,183
                                                                                     ------------ ------------
Total liabilities and stockholders' equity                                            $367,794     $346,634
                                                                                     ============ ============





See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                             ---------------------------------   ---------------------------------
                                                               December 31,      January 1,        December 31,      January 1,
                                                                  2006             2006               2006             2006
                                                             ---------------- ----------------   --------------- ----------------
Net revenues                                                    $329,866         $277,829           $466,998         $390,594
Cost of revenues                                                 177,889          152,837            260,207          219,576
                                                             ---------------- ----------------   --------------- ----------------
Gross profit                                                     151,977          124,992            206,791          171,018
Operating expenses:
 Marketing and sales                                              99,037           87,874            141,407          126,098
 Technology and development                                        5,201            4,797             10,362            9,566
 General and administrative                                       13,931           10,357             27,274           20,993
 Depreciation and amortization                                     3,834            3,809              8,578            7,333
                                                             ---------------- ----------------   --------------- ----------------
   Total operating expenses                                      122,003          106,837            187,621          163,990
                                                             ---------------- ----------------   --------------- ----------------
Operating income                                                  29,974           18,155             19,170            7,028
Other income (expense):
 Interest income                                                     254              141                591              356
 Interest expense                                                 (2,425)            (113)            (4,253)            (197)
 Other                                                                (7)            (143)                 4             (137)
                                                             ---------------- ----------------   --------------- ----------------
Total other income (expense), net                                 (2,178)            (115)            (3,658)              22
                                                             ---------------- ----------------   --------------- ----------------
Income before income taxes                                        27,796           18,040             15,512            7,050
Income taxes                                                     (10,874)          (7,704)            (6,009)          (3,340)
                                                             ---------------- ----------------   --------------- ----------------
Net income                                                       $16,922          $10,336             $9,503           $3,710
                                                             ================ ================   =============== ================
Net income per common share:
     Basic                                                         $0.26            $0.16              $0.15            $0.06
                                                             ================ ================   =============== ================
     Diluted                                                       $0.26            $0.16              $0.14            $0.06
                                                             ================ ================   =============== ================
Weighted average shares used in the calculation
 of net income per common share
     Basic                                                        65,094           65,065             65,144            65,076
                                                             ================ ================   =============== ================
     Diluted                                                      66,089           66,395             66,103            66,395
                                                             ================ ================   =============== ================








See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                   -----------------------------
                                                                                    December 31,    January 1,
                                                                                       2006           2006
                                                                                   -------------  --------------

Operating activities:
Net income                                                                              $9,503         $3,710
Reconciliation of net income to net cash provided by operations:
 Depreciation and amortization                                                           8,578          7,333
 Deferred income taxes                                                                   6,831          3,070
 Bad debt expense                                                                          734            160
 Stock-based compensation                                                                2,009          1,997
 Other non-cash items                                                                      199            166
Changes in operating items:
    Receivables                                                                        (17,994)        (4,455)
    Inventories                                                                         (6,182)        (8,190)
    Prepaid and other                                                                     (836)        (1,316)
    Accounts payable and accrued expenses                                               29,263         33,840
    Other assets                                                                          (734)             4
    Other liabilities                                                                    1,054           (452)
                                                                                   -------------  --------------
 Net cash provided by operating activities                                              32,425         35,867


Investing activities:
Acquisitions, net of cash acquired                                                        (347)        (4,959)
Dispositions                                                                               630              -
Capital expenditures                                                                   (10,477)       (13,083)
Proceeds from sale of investments                                                            -          6,695
Other                                                                                     (163)            86
                                                                                   -------------  --------------
 Net cash used in investing activities                                                 (10,357)       (11,261)


Financing activities:
Acquisition of treasury stock                                                          (15,689)        (1,324)
Proceeds from employee stock options                                                       270            179
Proceeds from bank borrowings                                                           65,000              -
Repayment of notes payable and bank borrowings                                         (69,954)        (1,815)
Repayment of capital lease obligations                                                    (296)          (735)
                                                                                   -------------  --------------
 Net cash used in financing activities                                                 (20,669)        (3,695)
                                                                                   -------------  --------------
Net change in cash and equivalents                                                       1,399         20,911
Cash and equivalents:
 Beginning of period                                                                    24,599         39,961
                                                                                   -------------  --------------
 End of period                                                                         $25,998        $60,872
                                                                                   =============  ==============




See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2007.

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

Comprehensive Income

For the three and six months ended December 31, 2006 and January 1, 2006, the Company's comprehensive net income was equal to the respective net income for each of the periods presented.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                     Three Months Ended                   Six Months Ended
                                                              ----------------------------------  ----------------------------------
                                                                 December 31,       January 1,       December 31,      January 1,
                                                                    2006              2006              2006              2006
                                                              -----------------  ---------------  ----------------  ----------------
                                                                                 (in thousands, except per share data)
    Numerator:
       Net income                                                  $16,922           $10,336           $9,503            $3,710
                                                              =================  ===============  ================  ================
    Denominator:
       Weighted average shares outstanding (*)                      65,094            65,065           65,144            65,076
       Effect of dilutive securities:
       Employee stock options                                          893             1,297              866             1,294
       Employee restricted stock awards                                102                33               93                25
                                                              -----------------  ---------------  ----------------  ----------------
                                                                       995             1,330              959             1,319
                                                              -----------------  ---------------  ----------------  ----------------
    Adjusted weighted-average shares and assumed
       conversions                                                  66,089            66,395           66,103            66,395
                                                              =================  ===============  ================  ================
    Net income per common share:
       Basic                                                         $0.26             $0.16            $0.15             $0.06
                                                              =================  ===============  ================  ================
       Diluted                                                       $0.26             $0.16            $0.14             $0.06
                                                              =================  ===============  ================  ================

     (*) On December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.9 million remains authorized by unused.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 31,       January 1,       December 31,      January 1,
                                                                    2006              2006              2006              2006
                                                              ----------------- ---------------- ----------------  ----------------
                                                                              (in thousands, except per share data)

    Stock options                                                     $482               $947            $1,338            $1,797
    Restricted stock awards                                            507                113               671               200
                                                              ----------------- ---------------- ---------------- -----------------
        Total                                                          989              1,060             2,009             1,997
   Deferred income tax benefit                                         317                241               599               451
                                                              ----------------- ---------------- ---------------- -----------------
   Stock-based compensation expense, net                              $672               $819            $1,410            $1,546
                                                              ================= ================ ================= ================
   Impact on basic and diluted net income per
   common share                                                      $0.01              $0.01             $0.02             $0.02
                                                              ================= ================ ================= ================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Stock-based compensation is recorded within the following line items of operating expenses:

                                                     Three Months Ended               Six Months Ended
                                               --------------------------------- ------------------------------
                                                December 31,      January 1,      December 31,      January 1,
                                                   2006             2006             2006             2006
                                               ---------------- ---------------- ---------------- -------------
                                                            (in thousands, except per share data)


   Marketing and sales                                  $347         $371             $705             $701
   Technology and development                            148          159              301              299
   General and administrative                            494          530            1,003              997
                                               ---------------- ---------------- ---------------- -------------
           Total                                        $989       $1,060           $2,009           $1,997
                                               ================ ================ ================ =============

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                     Three Months Ended               Six Months Ended
                                               --------------------------------- ------------------------------
                                                December 31,      January 1,      December 31,      January 1,
                                                   2006             2006             2006             2006
                                               ---------------- ---------------- ---------------- -------------


      Weighted average fair value of
       options granted                               $2.59            $3.09            $2.59          $3.11
      Expected volatility                            46.0%            46.0%            46.0%          46.0%
      Expected life                                   5.3 yrs          5.3 yrs          5.3 yrs        5.3 yrs
      Risk-free interest rate                         4.50%            4.47%            4.50%          4.45%
      Expected dividend yield                         0.0%             0.0%             0.0%           0.0%



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

The following table summarizes stock option activity during the six months ended December 31, 2006:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                          Options          Price         Term       Value (000s)
                                                        ----------------------------------------------------------

  Outstanding at July 2, 2006                             10,103,491        $8.09
  Granted                                                     50,000        $5.47
  Exercised                                                  (64,620)       $4.16
  Forfeited                                                 (376,710)       $9.71
                                                        -------------
  Outstanding at December 31, 2006                         9,712,161        $8.04     5.2 years       $6,234
                                                        =============
  Options vested or expected to vest at December 31,       9,678,383        $8.06     5.1 years       $6,229
   2006
  Exercisable at December 31, 2006                         7,485,722        $8.33     4.4 years       $6,198

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


As of December 31, 2006, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $5.7 million and the weighted average period over which these awards are expected to be recognized was 3.2 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock during the six months ended December 31, 2006:

                                                                          Weighted
                                                                       Average Grant
                                                                         Date Fair
                                                         Shares             Value
                                                        -------------  ---------------

            Non-vested at July 2, 2006                   293,681             $7.44
            Granted                                      715,699             $5.18
            Vested                                       (29,913)            $6.66
            Forfeited                                    (35,637)            $6.79
                                                        -------------
            Non-vested at December 31, 2006              943,830             $5.78
                                                        =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of December 31, 2006, there was $4.1million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.6 years.

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

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. ("Fannie May Confections"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $92.1 million in cash, including estimated working capital adjustments and transaction costs, includes a modern 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amount to a maximum of $4.5 million during the year ending July 1, 2007 and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. Fannie May Confections generated revenues of approximately $75.0 million in its most recent fiscal year ended April 30, 2006.

As described further under "Long-Term Debt," in order to finance the acquisition, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $60.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

During the quarter ended December 31, 2006, the Company completed the allocation of the purchase price to individual assets acquired and liabilities assumed, resulting in adjustments to the carrying value of Fannie May Confections' recorded assets and liabilities, including revisions to the value and expected lives of certain intangible assets, subject to amortization, and the residual amount that was allocated to goodwill. As a result, during the three months ended December 31, 2006, the Company recorded a reduction in amortization expense in the amount of $0.6 million, reflecting the cumulative effect of the change in estimated value had on prior periods.

Acquisition of Wind & Weather

On October 31, 2005, the Company acquired all of the outstanding common stock of Wind & Weather, a Fort Bragg, California based direct marketer of weather-themed gifts, with annual revenues of approximately $14.4 million during its then most recently completed fiscal year ended March 31, 2005. The purchase price of approximately $5.3 million, including acquisition costs, was funded utilizing the Company's line of credit which was repaid during the Company's second quarter utilizing cash generated from operations, and excludes the assumption of Wind & Weather's $1.2 million balance on its seasonal working capital line. The Company has since relocated the operations of Wind & Weather to its Madison, Virginia facility, and terminated operations in California.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisitions of Fannie May Confections Brands and Wind & Weather:

                                                        Fannie May
                                                        Confections          Wind & Weather
                                                      Purchase Price         Purchase Price
                                                        Allocation             Allocation
                                                     ------------------    ------------------
                                                                 (in thousands)
  Current assets                                        $21,979                  $4,014
  Property, plant and equipment                           4,643                      67
  Intangible assets                                      37,879                   2,560
  Goodwill                                               37,266                   2,703
  Other                                                     156                      20
                                                     ------------------    ------------------
    Total assets acquired                               101,923                   9,364
                                                     ------------------    ------------------
  Current liabilities                                     4,929                   3,810
  Deferred tax liabilities                                4,485                     265
  Other                                                     399                      39
                                                     ------------------    ------------------
    Total liabilities assumed                            $9,813                   4,114
    Net assets acquired                                 $92,110                  $5,250
                                                     ==================    ==================

Of the $40.4 million of acquired intangible assets related to the Fannie May Confections and Wind & Weather acquisitions, $30.1 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $10.3 million were allocated primarily to customer related intangibles which are being amortized over the assets' determinable useful life of 3 - 10 years.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Fannie May Confections and Wind & Weather had taken place at the beginning of each fiscal year presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                     Three Months Ended               Six Months Ended
                                               --------------------------------- ------------------------------
                                                December 31,      January 1,      December 31,      January 1,
                                                   2006             2006             2006             2006
                                               ---------------- ---------------- ---------------- -------------
                                                            (in thousands, except per share data)

       Net revenues                                 $329,866         $314,641           $466,998      $439,356

       Operating income                              $29,974          $27,316            $19,170       $15,241

       Net income                                    $16,922          $14,813             $9,503        $6,905

       Net income per common share
        Basic                                          $0.26            $0.23              $0.15         $0.11
        Diluted                                        $0.26            $0.22              $0.14         $0.11

Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                         December 31,      July 2,
                                                                                            2006            2006
                                                                                       ----------------  -----------
                                                                                               (in thousands)

       Finished goods                                                                      $38,988         $36,689
       Work-in-Process                                                                       4,169           3,370
       Raw materials                                                                        15,630          12,895
                                                                                         -----------     -----------
                                                                                           $58,787         $52,954
                                                                                         ===========     ===========

Note 6 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                                             December 31,
                                                                                                2006
                                                                                            --------------
                                                                                            (in thousands)

              Goodwill - beginning of year                                                    $131,141
              Acquisition of Fannie May Confections-reclassification of indefinite
               lived, non-amortizable tradenames                                               (25,385)
              Other                                                                               (208)
                                                                                            --------------
              Goodwill - end of period                                                        $105,548
                                                                                            ==============


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company's other intangible assets consist of the following:

                                                     December 31, 2006                           July 2, 2006
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                Carrying     Accumulated
                                 Period       Amount      Amortization       Net       Amount     Amortization       Net
                             -------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years     $4,927          $3,923      $1,004      $4,927          $3,762       $1,165
   Customer lists             3 - 10 years     14,260           2,952      11,308      18,500           2,231       16,269
   Other                       5 - 8 years      2,604             537       2,067       1,754             252        1,502
                                            ------------- --------------- ----------- ----------- --------------- ------------
                                               21,791           7,412      14,379      25,181           6,245       18,936

 Trademarks with
    indefinite lives                           39,676               -      39,676      10,886               -       10,886
                                            ------------- --------------- ----------- ----------- --------------- ------------
 Total identifiable
    intangible assets                         $61,467           7,412     $54,055     $36,067          $6,245      $29,822
                                            ============= =============== =========== =========== =============== ============

Estimated future amortization expense is as follows: remainder of fiscal 2007 - $1.3 million, fiscal 2008 - $2.7 million, fiscal 2009 - $2.6 million, fiscal 2010 - $2.5 million, fiscal 2011 - $1.9 million, and thereafter - $3.4 million.

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                         December 31,      July 2,
                                                                                            2006            2006
                                                                                       ----------------  -----------
                                                                                                (in thousands)

                Term loan                                                                   $80,750         $85,000
                Commercial note                                                               2,257           2,942
                Seller financed acquisition obligations                                                          23
                Obligations under capital leases                                                166             458
                                                                                         -----------     -----------
                                                                                             83,173          88,423
                Less current maturities of long-term debt and obligations under
                 capital leases                                                              10,089          10,360
                                                                                         -----------     -----------
                                                                                            $73,084         $78,063
                                                                                         ===========     ===========

In order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $60.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. As of December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility.

Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

change in subsequent interim periods. The Company's effective tax rate for the three and six months ended December 31, 2006 was 39.1% and 38.7%, respectively, compared to 42.7% and 47.4% during the comparative three and six months ended January 1, 2006. The effective tax rate includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), which resulted in increases of approximately 0.2% and 1.0%, during the three and six months ended December 31, 2006 respectively, and 1.1% and 5.5% during the three and six months ended January 1, 2006, respectively, due to the associated book/tax differences in accounting for incentive stock options.

Note 9 - Business Segments

During the first quarter of fiscal 2007, the Company segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The Company's management reviews the results of the Company's operations by the following four business categories:

     o   1-800-Flowers.com Consumer Floral;
     o   BloomNet Wire Service;
     o   Gourmet Food and Gift Baskets; and
     o   Home and Children's Gifts.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead such as Information Technology, Human Resources and Finance, which are operated under a centralized management platform, providing services throughout the organization, nor does it include share-based compensation, depreciation and amortization , other income (net), and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

                                                        Three Months Ended                   Six Months Ended
                                                    -----------------------------      -------------------------------
                                                     December 31,    January 1,         December 31,      January 1,
 Net revenues                                           2006           2006                2006             2006
                                                    -------------  --------------      --------------   --------------
                                                                            (in thousands)
   Net revenues:
       1-800-Flowers.com Consumer Floral               $114,609       $103,300            $197,134         $179,575
       BloomNet Wire Service                              9,640          6,625              16,806           11,141
       Gourmet Food & Gift Baskets                      108,898         62,364             131,074           70,951
       Home & Children's Gifts                           97,975        106,169             122,570          128,845
       Corporate (*)                                        418            500               1,796            1,899
       Intercompany eliminations                         (1,674)        (1,129)             (2,382)          (1,817)
                                                    -------------  --------------      --------------   --------------
   Total net revenues                                  $329,866       $277,829            $466,998         $390,594
                                                    =============  ==============      ==============   ==============



                                                        Three Months Ended                   Six Months Ended
                                                    -----------------------------      -------------------------------
                                                     December 31,    January 1,         December 31,      January 1,
 Operating Income                                       2006           2006                2006             2006
                                                    -------------  --------------      --------------   --------------
                                                                            (in thousands)

   Category Contribution Margin:
       1-800-Flowers.com Consumer Floral                $13,260         $9,275             $21,101          $15,191
       BloomNet Wire Service                              3,256          1,523               4,958            2,196
       Gourmet Food & Gift Baskets                       25,326         10,590              23,720            9,162
       Home & Children's Gifts                            3,838         11,231               1,783            9,289
                                                    -------------  --------------      --------------   --------------
   Category Contribution Margin Subtotal                 45,680         32,619              51,562           35,838
       Corporate (*)                                    (11,872)       (10,655)            (23,814)         (21,477)
       Depreciation and amortization                     (3,834)        (3,809)             (8,578)          (7,333)
                                                    -------------  --------------      --------------   --------------
   Operating income                                     $29,974        $18,155             $19,170           $7,028
                                                    =============  ==============      ==============   ==============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



(*) Corporate  expenses consist of the Company's  enterprise shared service cost centers, and include, among others, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Share-Based Compensation. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center which are allocated directly to the above categories based upon usage, are included within corporate expenses, as they are not directly allocable to a specific category.

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

Overview

For more than 30 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice(R)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers delivered through its "Fresh From Our Growers (sm)" program.

Customers can "call, click or come in" to shop 1-800-FLOWERS.COM twenty four hours a day, 7 days a week at 1-800-356-9377 or www.1800flowers.com. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness are guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and children's gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Problem Solvers(R) (www.problemsolvers.com), Wind & Weather(R) (www.windandweather.com), Madison Place(sm) (www.madisonplace.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); gourmet gifts including popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or wwwcherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and the BloomNet(R) international floral wire service, which provides quality products and diverse services to a select network of florists.

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

                                                     Three Months Ended                               Six Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                          December 31,    January 1,                    December 31,     January 1,
Net Revenues                                2006            2006         % Change           2006            2006         % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                  (in thousands)
Net revenues:
    1-800-Flowers.com Consumer Floral       $114,609       $103,300          10.9%       $197,134         $179,575           9.8%
    BloomNet Wire Service                      9,640          6,625          45.5%         16,806           11,141          50.8%
    Gourmet Food & Gift Baskets              108,898         62,364          74.6%        131,074           70,951          84.7%
    Home & Children's Gifts                   97,975        106,169          (7.7%)       122,570          128,845          (4.9%)
    Corporate (*)                                418            500         (16.4%)         1,796            1,899          (5.4%)
    Intercompany eliminations                 (1,674)        (1,129)                       (2,382)          (1,817)        (31.1%)
                                        -------------- ---------------                 -------------- ---------------
Total net revenues                          $329,866       $277,829          18.7%       $466,998         $390,594          19.6%
                                        ============== ===============                 ============== ===============


                                                    Three Months Ended                               Six Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                          December 31,    January 1,                    December 31,     January 1,
Gross Profit                                2006            2006         % Change           2006            2006         % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                  (in thousands)
Gross Profit:
    1-800-Flowers.com Consumer Floral        $45,504         39,349          15.6%        $76,877          $68,550          12.1%
                                                39.7%          38.1%                         39.0%            38.2%

    BloomNet Wire Service                      5,777          3,496          65.2%          9,877            6,109          61.7%
                                                59.9%          52.8%                         58.8%            54.8%

    Gourmet Food & Gift Baskets               52,706         29,611          78.0%         61,193           33,379          83.3%
                                                48.4%          47.5%                         46.7%            47.0%

    Home & Children's Gifts                   47,841         52,367          (8.6%)        58,007           62,057          (6.5%)
                                                48.8%          49.3%                         47.3%            48.2%

    Corporate (*)                                208            243         (14.4%)           940            1,039          (9.5%)
                                                49.8%          48.6%                         52.3%            54.7%

    Intercompany eliminations                    (59)           (74)                         (103)            (116)
                                        -------------- ---------------                 -------------- ---------------
Total gross profit                          $151,977       $124,992          21.6%       $206,791         $171,018          20.9%
                                        ============== ===============                 ============== ===============
                                                46.1%          45.0%                         44.3%            43.8%
                                        ============== ===============                 ============== ===============


                                                     Three Months Ended                               Six Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                          December 31,    January 1,                    December 31,     January 1,
EBITDA (**)                                 2006            2006         % Change           2006            2006         % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                  (in thousands)
    Category Contribution Margin:
    1-800-Flowers.com Consumer Floral        $13,260          $9,275         43.0%        $21,101          $15,191          38.9%
    BloomNet Wire Service                      3,256           1,523        113.8%          4,958            2,196         125.8%
    Gourmet Food & Gift Baskets               25,326          10,590        139.2%         23,720            9,162         158.9%
    Home & Children's Gifts                    3,838          11,231        (65.8%)         1,783            9,289         (80.8%)
                                        -------------- ---------------                 -------------- ---------------
Category Contribution Margin Subtotal         45,680          32,619         40.0%         51,562           35,838          43.9%
    Corporate (*)                            (11,872)        (10,655)       (11.4%)       (23,814)         (21,477)        (10.9%)
                                        -------------- ---------------                 -------------- ---------------
EBITDA                                       $33,808         $21,964         53.9%        $27,748          $14,361          93.2%
                                        ============== ===============                 ============== ===============

 (*) Corporate  expenses  consist of  the  Company's  enterprise shared  service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Share-Based Compensation. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

 (**)Performance is measured based on category contribution margin  or  category
     EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead, described above, nor does it include depreciation and amortization, other income (net), and income taxes. Management utilizes EBITDA as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA is also used by the Company to evaluate and price potential acquisition candidates. EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Results of Operations

Net Revenues

                                                 Three Months Ended                               Six Months Ended
                                    ---------------------------------------------  ---------------------------------------------
                                      December 31,    January 1,                    December 31,     January 1,
                                        2006            2006         % Change           2006            2006         % Change
                                    -------------- --------------- --------------  -------------- --------------- --------------
                                                                  (in thousands)
 Net revenues:
  E-Commerce                           $270,159         $258,484          4.5%        $379,418       $359,139          5.6%
  Other                                  59,707           19,345        208.6%          87,580         31,455        178.4%
                                    -------------- ---------------                 -------------- ---------------
 Total net revenues                    $329,866         $277,829         18.7%        $466,998       $390,594         19.6%
                                    ============== ===============                 ============== ===============

The Company's revenue growth of 18.7% and 19.6% during the three and six months ended December 31, 2006, respectively, was due to a combination of organic growth, as well as the acquisitions of Wind & Weather, a direct marketer of weather-themed gifts, acquired on October 31, 2005, and Fannie May Confections Brands, Inc. ("Fannie May Confections"), a manufacturer and retailer of premium chocolates and other confections, acquired on May 1, 2006. Excluding the impact of acquisitions, total revenue growth during the three and six months ended December 31, 2006 was 3.4% and 5.2%, respectively, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) cost effective spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth. The Company fulfilled approximately 4,375,000 and 6,012,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and six months ended December 31, 2006, respectively, an increase of 2.1% and 2.2% over the respective prior year periods. The Company's E-commerce average order value of $61.69 and $63.06 during the three and six months ended December 31, 2006, respectively, increased 2.2% and 3.2%, over the respective prior year periods, primarily from a combination of product mix and pricing initiatives. Other revenues, for the three and six months ended December 31, 2006, increased in comparison to the same periods of the prior year, primarily as a result of the retail/wholesale contributions of Fannie May Confections Brands, Inc., as well as the continued membership growth and wholesale floral product and service offerings from the Company's BloomNet Wire Service category.

The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three and six months ended December 31, 2006 increased by 10.9% and 9.8% over the respective prior year periods, primarily from a combination of increased average order value and order volumes from its E-commerce sales channel, offset in part by lower retail sales from its company-owned floral stores due to the planned transition of Company stores to franchise ownership.

The BloomNet Wire Service category includes revenues from membership fees as well as other service offerings to florists. Net revenues during the three and six months ended December 31, 2006 increased by 45.5% and 50.8% over the respective prior year periods, primarily as a result of increased florist membership, as well as increased wholesale floral product sales.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections, The Popcorn Factory and The Winetasting Network brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn and wine gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three and six months ended December 31, 2006 increased by 74.6% and 84.7% over the respective prior year periods, primarily as a result of the contribution of Fannie May Confections Brands, Inc, and strong growth within the Cheryl & Co. brand.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, Problem Solvers, Madison Place, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores under the Plow & Hearth brand. Net revenue during the three and six months ended December 31, 2006 decreased by 7.7% and 4.9% over the respective prior year periods, due to a lack of new "hit" products and an overall macro decline in customer demand within this category. Efforts to expand titles outside of the core Plow & Hearth brand did not attract the level of customer demand to justify the increase in marketing costs. The Company is in the process of developing its go-forward plans, and has already implemented management changes and initiated a comprehensive review of all of the operations within this category.

Over the past several years, through a combination of organic efforts and strategic acquisitions, the Company has rapidly grown its revenues, achieving a solid base of business which is approaching $1 billion. The Company anticipates that its revenue growth for fiscal 2007 will be at the low end of its previous guidance range of 17-20 percent, as strong revenue growth in the Company's key business categories of 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets (which includes the Fannie May Confections brand, acquired May 1, 2006) is expected to more than offset the lower revenue contribution expected from its Home and Children's Gifts category.

Gross Profit

                                             Three Months Ended                               Six Months Ended
                                ---------------------------------------------  ---------------------------------------------
                                  December 31,    January 1,                    December 31,     January 1,
                                    2006            2006         % Change           2006            2006         % Change
                                -------------- --------------- --------------  -------------- --------------- --------------
                                                               (in thousands)

Gross profit                       $151,977        $124,992        21.6%           $206,791       $171,018         20.9%
Gross margin %                         46.1%           45.0%                           44.3%          43.8%


Gross profit increased during the three and six months ended December 31, 2006, in comparison to the same period of the prior year, primarily as a result of the revenue growth described above. Gross margin percentage increased 110 basis points and 50 basis points, to 46.1% and 44.3% during the three and six months ended December 31, 2006, respectively, as a result of product mix, as well as continued improvements in customer service, fulfillment and merchandising programs.

The  1-800-Flowers.com  Floral Consumer  category gross profit for the three and six months ended December 31, 2006 increased by 15.6% and 12.1% over the respective prior year periods as a result of the aforementioned increase in net revenues, as well as improvements in fulfillment logistics and pricing initiatives, which resulted in an increase in gross margin percentage of 160 basis points and 80 basis points, to 39.7% and 39.0%, during the three and six months ended December 31, 2006, respectively. These improvements more than offset increases in carrier fuel charges experienced during the periods.

The BloomNet Wire Service category gross profit for the three and six months ended December 31, 2006 increased by 65.2% and 61.7% over the respective prior year periods as a result of increases in florist membership and floral wholesale product sales. Gross margin percentage increased 710 basis points and 400 basis points, to 59.9% and 58.8% during the three and six months ended December 31, 2006, respectively, primarily as a result of sales mix.

The Gourmet Food & Gift Basket category gross profit for the three and six months ended December 31, 2006 increased by 78.0% and 83.3% over the respective prior year periods primarily as a result of the incremental revenue generated by Fannie May Confections Brands. Gross margin percentage increased by 90 basis points to 48.4% during the three months ended December 31, 2006, as a result of improved margins across all brands within the gourmet food and gift basket category, but decreased by 30 basis points to 46.7% during the six months ended December 31, 2006, primarily as a result of the seasonally lower margins of Fannie May Confections in the September quarter.

The Home & Children's Gift category gross profit for the three and six months ended December 31, 2006 decreased by 8.6% and 6.5% over the respective prior year periods as a result of the aforementioned decline in sales. Gross margin percentage declined 50 basis points and 90 basis points, to 48.8% and 47.3% during the three and six months ended December 31, 2006, respectively, due to sales mix and higher levels of discounting to move inventory.

During the remainder of fiscal 2007, although varying by quarter due to seasonal changes in product mix, the Company expects that its gross margin percentage will improve in relation to its comparable prior year quarter, primarily through: (i) growth of its higher margin business categories including Cheryl & Co. and Fannie May Confections, (ii) improved product sourcing, new product development and process improvement initiatives implemented during the latter half of the first quarter, and (iii) the contribution of the BloomNet Wire Service business, which has completed its roll-out investment phase.

Marketing and Sales Expense

                                             Three Months Ended                               Six Months Ended
                                ---------------------------------------------  ---------------------------------------------
                                  December 31,    January 1,                    December 31,     January 1,
                                    2006            2006         % Change           2006            2006         % Change
                                -------------- --------------- --------------  -------------- --------------- --------------
                                                               (in thousands)

Marketing and sales                 $99,037        $87,874         12.7%           $141,407       $126,098         12.1%
Percentage of net revenues             30.0%          31.6%                            30.3%          32.3%

During the three and six months ended December 31, 2006, marketing and sales expenses decreased from 31.6% and 32.3% of net revenue to 30.0% and 30.3% of net revenues, reflecting improved operating leverage from a number of cost-saving initiatives and the completion of the investment phase of the Company's BloomNet Wire Service business, including the absorption of incremental personnel to develop a member directory, increase BloomNet Technologies penetration and expand membership. This leverage was achieved through significant improvement within the Company's 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets categories, as efforts to grow the Home and Children's Gifts businesses through the introduction of titles outside of the core Plow & Hearth brand did not attract the necessary level of customer demand to justify the costs.

Marketing and sales expense increased over the prior year period by 12.7% and 12.1% during the three and six months ended December 31, 2007 as a result of several factors, including: (i) incremental expenses associated with the recent acquisition of Fannie May Confections, (ii) incremental variable costs to accommodate higher sales volumes, and (iii) personnel associated with the expansion of the BloomNet Wire Service business. During the three and six months ended December 31, 2006, the Company added 1,246,000 and 1,794,000 new e-commerce customers, representing decreases of 6.5% and 3.1% over the same periods of the prior year, primarily due to the aforementioned sales decline within the Home and Children's Gifts category. As a result of the Company's effective customer retention efforts, 1,407,000 and 1,936,000 existing customers placed e-commerce orders during the three and six months ended December 31, 2006, respectively, representing increases of 2.8% and 1.8% over the same periods of the prior year. Of the 2,653,000 and 3,729,000 total customers who placed e-commerce orders during the three and six months ended December 31, 2006, respectively, approximately 53.0% and 52.0% were repeat customers, compared to 50.7% during both periods of the prior year, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

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

Technology and Development Expense

                                             Three Months Ended                               Six Months Ended
                                ---------------------------------------------  ---------------------------------------------
                                  December 31,    January 1,                    December 31,     January 1,
                                    2006            2006         % Change           2006            2006         % Change
                                -------------- --------------- --------------  -------------- --------------- --------------
                                                               (in thousands)

Technology and development         $5,201          $4,797           8.4%          $10,362         $9,566          8.3%
Percentage of net revenues            1.6%            1.7%                            2.2%           2.4%

During the three and six months ended December 31, 2006, technology and development expense decreased to 1.6% and 2.2% of net revenue, respectively, reflecting improved operating leverage, but increased over the respective prior year periods by 8.4% and 8.3%, as a result of the incremental expenses associated with the acquisition of Fannie May Confections, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform. During the three and six months ended December 31, 2006, the Company expended $7.2 million and $15.7 million on technology and development, of which $2.0 million and $5.3 million has been capitalized.

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

General and Administrative Expense

                                             Three Months Ended                               Six Months Ended
                                ---------------------------------------------  ---------------------------------------------
                                  December 31,    January 1,                    December 31,     January 1,
                                    2006            2006         % Change           2006            2006         % Change
                                -------------- --------------- --------------  -------------- --------------- --------------
                                                               (in thousands)

General and administrative         $13,931         $10,357          34.5%          $27,274         $20,993          29.9%
Percentage of net revenues             4.2%            3.7%                            5.8%            5.4%

General and administrative expense increased 34.5% and 29.9% during the three and six months ended December 31, 2006, respectively, and by 50 basis points and 40 basis points of net revenues in comparison to the respective prior year periods, primarily as a result of: (i) incremental expenses associated with Fannie May Confections Brands, (ii) incremental travel expenses associated with the expansion of the Company's BloomNet Wire Service business, and (iii) higher insurance costs.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, as a result of the incremental expenses associated with Fannie May Confections, including costs associated with Sarbanes-Oxley compliance, the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2007 will be consistent with the prior year period.

Depreciation and Amortization Expense

                                             Three Months Ended                               Six Months Ended
                                ---------------------------------------------  ---------------------------------------------
                                  December 31,    January 1,                    December 31,     January 1,
                                    2006            2006         % Change           2006            2006         % Change
                                -------------- --------------- --------------  -------------- --------------- --------------
                                                               (in thousands)

Depreciation and amortization        $3,834          $3,809         (0.7%)          $8,578         $7,333         17.0%
Percentage of net revenues              1.2%            1.4%                           1.8%           1.9%


Depreciation and amortization expense increased by 0.7% during the three months ended December 31, 2006 in comparison to the prior year period. During the quarter ended December 31, 2006, the Company completed the allocation of the purchase price of Fannie May Confections to the individual assets acquired and liabilities assumed, resulting in adjustments to the carrying value of recorded assets and liabilities, including revisions to the value and expected lives of certain intangible assets, subject to amortization, and the residual amount that was allocated to goodwill. As a result, during the three months ended December 31, 2006, the Company recorded a reduction in amortization expense in the amount of $0.6 million, reflecting the impact that the change in estimated value had on prior periods.

Depreciation and amortization expense increased 17.0% during the six months ended December 31, 2006 as a result of the incremental amortization expense related to the intangibles established as a result of the acquisitions of Wind & Weather and Fannie May Confections, as well as depreciation associated with recently completed technology projects designed to provide improved order/warehouse management functionality across the enterprise.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms are critical to attaining its strategic objectives. As a result of these improvements, but primarily as a result of the increase in amortization expense associated with intangibles established as a result of recent acquisitions, the Company expects that depreciation and amortization for the remainder of fiscal 2007 will remain consistent or increase slightly as a percentage of net revenues in comparison to the prior year.

Other Income (Expense)

                                              Three Months Ended                   Six Months Ended
                                          -----------------------------  -------------------------------
                                            December 31,   January 1,     December 31,      January 1,
                                               2006          2006            2006             2006
                                          --------------------------------------------------------------
                                                                 (in thousands)

         Interest income                      $254          $141              $591            $356
         Interest expense                   (2,425)         (113)           (4,253)           (197)
         Other                                  (7)         (143)                4            (137)
                                          -------------- ------------- --------------- ---------------
                                           ($2,178)        ($115)          ($3,658)            $22
                                          ============== ============= =============== ===============

The decrease in other income (expense) during the three and six months ended December 31, 2006, in comparison to prior year periods was the result of higher interest expense on the Company's 2006 Credit Facility, offset in part by slightly higher interest income, resulting primarily from an increase in rates. The Company utilized an $85.0 million term loan to finance its acquisition of Fannie May Confections, and during the quarter, had borrowed under its line of credit to fund working capital needs. The Company had repaid all borrowings under its Line of Credit by December 31, 2006.

Income Taxes

During the three and six months ended December 31, 2006 and January 1, 2006, the Company recorded income tax expense of $10.9 million and $6.0 million, respectively. The Company's effective tax rate for the three and six months ended December 31, 2006 was 39.1% and 38.7%, respectively, compared to 42.7% and 47.4% during the comparative three and six months ended January 1, 2006. The effective tax rate includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), which resulted in increases of approximately 0.2% and 1.0%, during the three and six months ended December 31, 2006 respectively, and 1.1% and 5.5% during the three and six months ended January 1, 2006, respectively, due to the associated book/tax differences in accounting for incentive stock options.

Liquidity and Capital Resources

At December 31, 2006, the Company had working capital of $33.8 million, including cash and equivalents of $26.0 million, compared to working capital of $44.3 million, including cash and equivalents and short-term investments of $24.6 million, at July 2, 2006.

Net cash provided by operating activities of $32.4 million for the six months ended December 31, 2006 was primarily attributable to net income, non-cash charges for depreciation and amortization and deferred income taxes as well as seasonal increases accounts payable and accrued expenses, offset in part by increases in inventory and receivables related to Fannie May Confections wholesale business.

Net cash used in investing activities of $10.4 million for the six months ended December 31, 2006 was primarily attributable to capital expenditures related to the Company's technology infrastructure.

Net cash used in financing activities of $20.7 million for the six months ended December 31, 2006, was primarily due to: (i) scheduled repayments of the Company's term loan used to finance its acquisition of Fannie May Confections,
(i) repayment of amounts borrowed under the Company's line of credit which was used to fund working capital requirements prior to the holiday selling season, and (iii) the repurchase of 3,010,740 shares of treasury stock.

On May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $60.0 million revolving credit facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants.

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. However, due to the Company's continued expansion into non-floral products, including the acquisition of Fannie May Confections Brands, as well as its recent acquisition of $15.7 million of treasury stock, during the second half of fiscal 2007, the Company expects to borrow against its line of credit to fund working capital requirements, which have increased during this time period as a result of increased inventory and pre-holiday manufacturing requirements. The Company expects that all such amounts will be repaid prior to the end of its fiscal year.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 31, 2006, the Company had repurchased 1,510,050 shares of common stock for $11.1 million. As noted above, on December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.9 million remains authorized by unused.

At December 31, 2006, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1     1 - 3 years                          More than 5
                                             Total               year                     3 - 5 years                years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt                             $99,652            $14,569         $31,770         $40,283              $13,030
Capital lease obligations                      188                119              32              25                   12
Operating lease obligations                 62,976              7,639          16,381          10,734               28,222
Sublease obligations                         5,402                968           2,558           1,303                  573
Purchase commitments (*)                    25,642             25,642               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                $193,860            $48,937         $50,741         $52,345              $41,837
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. While the Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes, in order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a secured credit facility. The credit facility includes an $85.0 million term loan and a $60.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio.

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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first half of fiscal 2007 which includes the period July 3, 2006 through December 31, 2006.

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
Period                       Shares Purchased        Paid Per Share       Programs                 Programs

-----------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

    7/3/06 - 7/30/06                       -                   $-                        -                $8,863
    7/31/06 - 8/27/06                      -                   $-                        -                $8,863
    8/28/06 - 10/1/06                      -                   $-                        -                $8,863
    10/2/06 - 10/29/06                     -                   $-                        -                $8,863
    10/30/06 - 11/26/06                    -                   $-                        -                $8,863
    11/27/06 - 12/31/06              3,010.7                $5.21                        -                $8,863
                             -----------------    -----------------    ---------------------
Total                                3,010.7                $5.21                        -

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. All share purchases were made in open-market transactions. The average price paid per share is calculated on a settlement basis and excludes commission.

On December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.9 million remains authorized by unused.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on December 7, 2006.

          The following nominees were elected as directors, each to serve until the 2009 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                    Withheld
         ----------------------------    -----------------------------------    --------------------------------------

         Jeffrey C. Walker                          390,037,034                                 657,659
         Deven Sharma                               390,150,721                                 543,972


          The following Directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the
          Company: James F. McCann, Christopher G. McCann, John J. Conefry, Jr.,
          Leonard J. Elmore and Mary Lou Quinlan.

          The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending July 1, 2007 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------    --------------------------------------

               390,611,161                               76,098                                   7,434

          There were no broker non-votes for this proposal.


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




Date: February 8, 2007                       /s/ James F. McCann
-----------------------                      ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: February 8, 2007                       /s/ William E. Shea
-----------------------                      -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)