Form 10-Q
period 2007-04-01
1 800 FLOWERS COM INC
filed 2007-05-11
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 2007

                                       or

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

                                   25,626,396
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 3, 2007)

                                   36,858,465
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 3, 2007)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page

Part I.     Financial Information
  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets - April 1, 2007 (Unaudited)
              and July 2, 2006                                                1

             Consolidated Statements of Income (Unaudited) - Three
              and Nine Months Ended April 1, 2007 and April 2, 2006           2

             Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended April 1, 2007 and April 2, 2006               3

              Notes to Consolidated Financial Statements (Unaudited)          4

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13


  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       23

  Item 4.    Controls and Procedures                                          23

Part II.     Other Information
  Item 1.    Legal Proceedings                                                24

  Item 1A.   Risk Factors                                                     24

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      24

  Item 3.    Defaults upon Senior Securities                                  24

  Item 4.    Submission of Matters to a Vote of Security Holders              24

  Item 5.    Other Information                                                24

  Item 6.    Exhibits                                                         25

Signatures                                                                    26

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                         April 1,       July 2,
                                                                                          2007           2006
                                                                                      --------------- ------------
                                                                                      (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                     $10,158       $24,599
 Receivables, net                                                                          21,750        13,153
 Inventories                                                                               66,343        52,954
 Deferred income taxes                                                                     25,562        17,427
 Prepaid and other                                                                         11,534        10,347
                                                                                      --------------- ------------
    Total current assets                                                                  135,347       118,480
Property, plant and equipment, net                                                         62,575        59,732
Goodwill                                                                                  105,571       131,141
Other intangibles, net                                                                     53,414        29,822
Deferred income taxes                                                                           -         6,224
Other assets                                                                                1,474         1,235
                                                                                      --------------- ------------
Total assets                                                                             $358,381      $346,634
                                                                                      =============== ============


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                    $63,341       $63,870
 Current maturities of long-term debt and obligations under capital leases                 20,013        10,360
                                                                                      --------------- ------------
    Total current liabilities                                                              83,354        74,230
Long-term debt and obligations under capital leases                                        70,606        78,063
Deferred income taxes                                                                       9,735             -
Other liabilities                                                                           2,014         1,158
                                                                                      --------------- ------------
Total liabilities                                                                         165,709       153,451
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 30,159,019
   and 29,872,183 shares issued at April 1, 2007 and July 2, 2006, respectively               302           299
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
   shares issued at April 1, 2007 and July 2, 2006, respectively                              421           421
 Additional paid-in capital                                                               267,319       262,667
 Retained deficit                                                                         (45,455)      (56,011)
 Treasury stock, at cost 4,577,492 and 1,555,350 Class A shares at April 1, 2007
   and July 2,2006, respectively and 5,280,000 Class B shares                             (29,915)      (14,193)
                                                                                      --------------- ------------
    Total stockholders' equity                                                            192,672       193,183
                                                                                      --------------- ------------
Total liabilities and stockholders' equity                                               $358,381      $346,634
                                                                                      =============== ============


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended                Nine Months Ended
                                                                ---------------------------------  --------------------------------
                                                                    April 1,         April 2,         April 1,         April 2,
                                                                     2007             2006             2007             2006
                                                                ---------------  ----------------  ---------------  ---------------
Net revenues                                                       $213,779         $180,017          $680,777        $570,611
Cost of revenues                                                    127,092          109,743           387,299         329,319
                                                                ---------------  ----------------  ---------------  ---------------
Gross profit                                                         86,687           70,274           293,478         241,292
Operating expenses:
 Marketing and sales                                                 59,023           53,188           200,430         179,286
 Technology and development                                           5,469            5,170            15,831          14,736
 General and administrative                                          14,198           11,181            41,472          32,174
 Depreciation and amortization                                        4,447            3,877            13,025          11,210
                                                                ---------------  ----------------  ---------------  ---------------
   Total operating expenses                                          83,137           73,416           270,758         237,406
                                                                ---------------  ----------------  ---------------  ---------------
Operating income (loss)                                               3,550           (3,142)           22,720           3,886
Other income (expense):
 Interest income                                                        203              474               794             830
 Interest expense                                                    (1,551)             (96)           (5,804)           (293)
 Other                                                                    1              137                 5               -
                                                                ---------------  ----------------  ---------------  ---------------
Total other income (expense), net                                    (1,347)             515            (5,005)            537
                                                                ---------------  ----------------  ---------------  ---------------
Income (loss) before income taxes                                     2,203           (2,627)           17,715           4,423
Income tax expense (benefit)                                          1,150           (1,087)            7,159           2,253
                                                                ---------------  ----------------  ---------------  ---------------
Net income (loss)                                                    $1,053          ($1,540)          $10,556          $2,170
                                                               ================  ================  ===============  ===============


Basic and diluted net income (loss ) per common
 share:                                                               $0.02           ($0.02)            $0.16           $0.03

                                                               ================  ================  ===============  ===============

Weighted average shares used in the calculation
 of net income (loss) per common share:
    Basic                                                            62,358           65,092            64,216          65,082
                                                               ================  ================  ===============  ===============
    Diluted                                                          64,284           65,092            65,475          66,399
                                                               ================  ================  ===============  ===============

See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                      April 1,         April 2,
                                                                                       2007             2006
                                                                                   ---------------   --------------
Operating activities:


Net income                                                                             $10,556           $2,170
Reconciliation of net income to net cash provided by (used in)
 operations:
 Depreciation and amortization                                                          13,025           11,210
 Deferred income taxes                                                                   7,824            1,983
 Bad debt expense                                                                        1,111              361
 Stock-based compensation                                                                3,386            3,058
 Other non-cash items                                                                       72              277
Changes in operating items:
    Receivables                                                                         (9,708)          (2,216)
    Inventories                                                                        (13,881)         (12,520)
    Prepaid and other                                                                   (1,187)          (3,598)
    Accounts payable and accrued expenses                                                 (529)          (2,406)
    Other assets                                                                          (867)               3
    Other liabilities                                                                      856              (93)
                                                                                   ---------------   --------------
 Net cash provided by (used in) operating activities                                    10,658           (1,771)

Investing activities:
Acquisitions, net of cash acquired                                                        (347)          (4,959)
Dispositions                                                                             1,112                -
Capital expenditures                                                                   (13,565)         (17,045)
Proceeds from sale of investments                                                            -            6,647
Other                                                                                      (36)             (63)
                                                                                   ---------------   --------------
 Net cash used in investing activities                                                 (12,836)         (15,420)

Financing activities:
Acquisition of treasury stock                                                          (15,722)          (1,324)
Proceeds from employee stock options                                                     1,269              321
Proceeds from bank borrowings                                                           95,000           20,000
Repayment of notes payable and bank borrowings                                         (92,433)         (22,147)
Repayment of capital lease obligations                                                    (377)          (1,037)
                                                                                   ---------------   --------------
 Net cash used in financing activities                                                 (12,263)          (4,187)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                     (14,441)         (21,378)
Cash and equivalents:
 Beginning of period                                                                    24,599           39,961
                                                                                   ---------------   --------------
 End of period                                                                         $10,158          $18,583
                                                                                   ===============   ==============



See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2007.

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

Comprehensive Income

For the three and nine months ended April 1, 2007 and April 2, 2006, the Company's comprehensive net income (loss) was equal to the respective net income
(loss) for each of the periods presented.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 2 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income
(loss) per common share:

                                                                   Three Months Ended                  Nine Months Ended
                                                            ---------------------------------  --------------------------------
                                                                April 1,         April 2,         April 1,         April 2,
                                                                 2007              2006             2007            2006
                                                            ----------------  ---------------  ---------------  ---------------
                                                                              (in thousands, except per share data)

       Numerator:
         Net income (loss)                                      $1,053          ($1,540)           $10,556          $2,170
                                                            ================  ===============  ===============  ===============
       Denominator:
         Weighted average shares outstanding (*)                 62,358             65,092           64,216            65,082
         Effect of dilutive securities:
            Employee stock options                                1,495                  -              961             1,281
            Employee restricted stock awards                        431                  -              298                36
                                                            ----------------  ---------------  ---------------  ---------------
                                                                  1,926                  -            1,259             1,317
                                                            ----------------  ---------------  ---------------  ---------------
       Adjusted weighted-average shares and assumed
         conversions                                             64,284             65,092           65,475            66,399
                                                            ================  ===============  ===============  ===============

       Basic and diluted net income (loss) per common
         share:                                                   $0.02             ($0.02)           $0.16             $0.03
                                                            ================  ===============  ===============  ===============

         (*) On  December 28, 2006,  the  Company  completed  its  repurchase of
             3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.8 million remains authorized but unused.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                   Three Months Ended                  Nine Months Ended
                                                            ---------------------------------  --------------------------------
                                                                 April 1,         April 2,         April 1,         April 2,
                                                                  2007             2006             2007             2006
                                                            ----------------  ---------------  ---------------  ---------------
                                                                              (in thousands, except per share data)

  Stock options                                                      $749               $857          $2,087            $2,654
  Restricted stock awards                                             628                204           1,299               404
                                                            ----------------  ---------------  ---------------  ---------------
    Total                                                           1,377              1,061           3,386             3,058
  Deferred income tax benefit                                         412                342           1,011               793
                                                            ----------------  ---------------  ---------------  ---------------
  Stock-based compensation expense, net                              $965               $719          $2,375            $2,265
                                                            ================= ===============  ===============  ===============
  Impact on basic and diluted net income
   per common share                                                  $.01               $.01            $.04              $.04
                                                            ================= ===============  ===============  ===============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Stock-based compensation is recorded within the following line items of operating expenses:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 April 1,     April 2,        April 1,     April 2,
                                                   2007         2006            2007         2006
                                              ------------- -------------- -------------- -------------
                                                       (in thousands, except per share data)


   Marketing and sales                            $484          $370           $1,189         $1,071
   Technology and development                      206           159              507            458
   General and administrative                      687           532            1,690          1,529
                                              ------------- -------------- -------------- -------------
     Total                                      $1,377        $1,061           $3,386         $3,058
                                              ============= ============== ============== =============

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 April 1,     April 2,        April 1,     April 2,
                                                   2007         2006            2007         2006
                                              ------------- -------------- -------------- -------------


      Weighted average fair value of
       options granted                            $3.51           $3.05          $3.05        $3.10
      Expected volatility                            46%             46%            46%          46%
      Expected life                            5.3 years       5.3 years      5.3 years    5.3 years
      Risk-free interest rate                       4.7%            4.5%           4.6%         4.5%
      Expected dividend yield                       0.0%            0.0%           0.0%         0.0%

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

The following table summarizes stock option activity during the nine months ended April 1, 2007:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                         Options           Price         Term       Value (000s)
                                                        ----------------------------------------------------------

Outstanding at July 2, 2006                             10,103,491          $8.09
Granted                                                    120,000          $6.07
Exercised                                                 (256,419)         $4.92
Forfeited                                                 (679,883)         $9.22
                                                        -------------
Outstanding at April 1, 2007                             9,287,189          $8.05     5.0 years      $14,247
                                                        =============
Options vested or expected to vest at April 1, 2007      9,024,764          $8.07     4.9 years      $14,024
Exercisable at April 1, 2007                             7,483,698          $8.29     4.3 years      $12,686



                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


As of April 1, 2007, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $5.3 million and the weighted average period over which these awards are expected to be recognized was 3.2 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock during the nine months ended April 1, 2007:

                                                                              Weighted
                                                                           Average Grant
                                                                             Date Fair
                                                              Shares          Value
                                                          -------------  ---------------

              Non-vested at July 2, 2006                     293,681           $7.44
              Granted                                        904,442           $5.24
              Vested                                         (39,913)          $6.48
              Forfeited                                      (52,983)          $6.49
                                                          -------------
              Non-vested at April 1, 2007                  1,105,227           $5.73
                                                          =============


The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of April 1, 2007, there was $4.3million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.4 years.

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

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. ("Fannie May Confections"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $92.1 million in cash, including estimated working capital adjustments and transaction costs, includes a 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amount to a maximum of $4.5 million during the year ending July 1, 2007 and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. Fannie May Confections generated revenues of approximately $75.0 million in its most recent fiscal year ended April 30, 2006.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

During fiscal 2007, the Company completed the allocation of the purchase price to individual assets acquired and liabilities assumed, resulting in adjustments to the carrying value of Fannie May Confections' recorded assets and liabilities, including revisions to the value and expected lives of certain intangible assets, subject to amortization, and the residual amount that was allocated to goodwill.

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

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisitions of Fannie May Confections Brands and Wind & Weather:

                                                        Fannie May
                                                        Confections          Wind & Weather
                                                      Purchase Price         Purchase Price
                                                        Allocation             Allocation
                                                     ------------------    --------------------
                                                                (in thousands)
   Current assets                                        $21,979                  $4,014
   Property, plant and equipment                           4,643                      67
   Intangible assets                                      37,879                   2,560
   Goodwill                                               37,266                   2,703
   Other                                                     156                      20
                                                     ------------------    --------------------
     Total assets acquired                               101,923                   9,364
                                                     ------------------    --------------------

   Current liabilities                                     4,929                   3,810
   Deferred tax liabilities                                4,485                     265
   Other                                                     399                      39
                                                     ------------------    --------------------

   Total liabilities assumed                              $9,813                   4,114
   Net assets acquired                                   $92,110                  $5,250
                                                     ==================    ====================


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

                                                  Three Months Ended               Nine Months Ended
                                             ------------------------------- -----------------------------
                                                April 1,        April 2,       April 1,       April 2,
                                                 2007            2006           2007           2006
                                             --------------- --------------- -------------- --------------
                                                         (in thousands, except per share data)

       Net revenues                               $213,779        $196,164       $680,777       $635,520

       Operating income (loss)                      $3,550         ($1,175)       $22,720        $14,066

       Net income (loss)                            $1,053         ($1,286)       $10,556         $5,619

       Basic and diluted net income (loss) per
        common share                                 $0.02          ($0.02)         $0.16          $0.09


Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                       April 1,          July 2,
                                                                                        2007              2006
                                                                                    ----------------  -----------
                                                                                           (in thousands)

                Finished goods                                                          $46,682         $36,689
                Work-in-Process                                                           3,736           3,370
                Raw materials                                                            15,925          12,895
                                                                                      -----------     -----------
                                                                                        $66,343         $52,954
                                                                                      ===========     ===========


Note 6 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

                                                                                          April 1,
                                                                                            2007
                                                                                       ----------------
                                                                                        (in thousands)

                Goodwill - beginning of year                                              $131,141
                Acquisition of Fannie May Confections-reclassification of
                 indefinite lived, non-amortizable tradenames
                 Other                                                                     (25,362)
                                                                                              (208)
                                                                                         -----------
                Goodwill - end of period                                                  $105,571
                                                                                         ===========

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company's other intangible assets consist of the following:

                                                         April 1, 2007                            July 2, 2006
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization       Net       Amount     Amortization       Net
                             -------------- ------------ --------------- ----------- ----------- --------------- ------------
                                                                       (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years     $4,927          $4,004        $923      $4,927          $3,762       $1,165
   Customer lists             3 - 10 years     14,260           3,436      10,824      18,500           2,231       16,269
   Other                       5 - 8 years      2,567             576       1,991       1,754             252        1,502
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               21,754           8,016      13,738      25,181           6,245       18,936

 Trademarks with
   indefinite lives                            39,676               -      39,676      10,886               -       10,886
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
   intangible assets                          $61,430          $8,016     $53,414     $36,067          $6,245      $29,822
                                            ============ =============== =========== =========== =============== ============

Estimated future amortization expense is as follows: remainder of fiscal 2007 - $0.6 million, fiscal 2008 - $2.7 million, fiscal 2009 - $2.6 million, fiscal 2010 - $2.5 million, fiscal 2011 - $1.9 million, and thereafter - $3.4 million.

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                           April 1,       July 2,
                                                                                            2007           2006
                                                                                        --------------  -----------
                                                                                               (in thousands)

                Term loan                                                                   $78,625         $85,000
                Revolving line of credit                                                     10,000               -
                Commercial note                                                               1,907           2,942
                Seller financed acquisition obligations                                           -              23
                Obligations under capital leases                                                 87             458
                                                                                         -----------     -----------
                                                                                             90,619          88,423
                Less current maturities of long-term debt and obligations under
                   capital leases                                                            20,013          10,360
                                                                                         -----------     -----------
                                                                                             70,606         $78,063
                                                                                         ===========     ===========

In order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $60.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. As of April 1, 2007, the Company had $10.0 million outstanding under its revolving credit facility, bearing interest at a rate of 6.4%.

Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

change in subsequent interim periods. The Company's effective tax rate for the three and nine months ended April 1, 2007 was 52.2% and 40.4%, respectively, compared to 41.4% and 50.9% during the comparative three and nine months ended April 2, 2006. The effective tax rate includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R) due to the associated book/tax differences in accounting for incentive stock options.

Note 9 - Business Segments

During the first quarter of fiscal 2007, the Company segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The Company's management reviews the results of the Company's operations by the following four business categories:

     o   1-800-Flowers.com Consumer Floral;
     o   BloomNet Wire Service;
     o   Gourmet Food and Gift Baskets; and
     o   Home and Children's Gifts.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead such as Information Technology, Human Resources and Finance, which are operated under a centralized management platform, providing services throughout the organization, nor does it include stock-based compensation, depreciation and amortization , other income (net), and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------     --------------------------------
                                                      April 1,       April 2,             April 1,         April 2,
  Net revenues                                         2007           2006                 2007             2006
                                                    -------------  --------------     --------------   ---------------
                                                                            (in thousands)

    Net revenues:
        1-800-Flowers.com Consumer Floral               $139,943       $128,562            $337,077         $308,137
        BloomNet Wire Service                             12,743          9,177              29,549           20,318
        Gourmet Food & Gift Baskets                       35,617         14,188             166,691           85,139
        Home & Children's Gifts                           26,338         28,354             148,908          157,199
        Corporate (*)                                        439            658               2,235            2,557
        Intercompany eliminations                         (1,301)          (922)             (3,683)          (2,739)
                                                    -------------  --------------     --------------   ---------------
    Total net revenues                                  $213,779       $180,017            $680,777         $570,611
                                                    =============  ==============     ==============   ===============


                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------     --------------------------------
                                                      April 1,       April 2,             April 1,         April 2,
  Operating Income                                     2007           2006                 2007             2006
                                                    -------------  --------------     --------------   ---------------
                                                                            (in thousands)

    Category Contribution Margin:
        1-800-Flowers.com Consumer Floral                $19,093        $14,250             $40,194          $29,441
        BloomNet Wire Service                              3,835          2,253               8,793            4,449
        Gourmet Food & Gift Baskets                        1,827         (1,614)             25,547            7,548
        Home & Children's Gifts                           (3,218)        (2,667)             (1,435)           6,622
                                                    -------------  --------------     --------------   ---------------
    Category Contribution Margin Subtotal                 21,537         12,222              73,099           48,060
        Corporate (*)                                    (13,540)       (11,487)            (37,354)         (32,964)
        Depreciation and amortization                     (4,447)        (3,877)            (13,025)         (11,210)
                                                    -------------  --------------     --------------   ---------------
    Operating income (loss)                               $3,550        ($3,142)            $22,720           $3,886
                                                    =============  ==============     ==============   ===============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



(*) Corporate  expenses  consist  of  the  Company's  enterprise  shared service cost centers, and include, among others, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center which are allocated directly to the above categories based upon usage, are included within corporate expenses, as they are not directly allocable to a specific category.


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

Overview

For more than 30 years, 1-800-FLOWERS.COM Inc. - "Your Florist of Choice" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods, confections and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight "Fresh From Our Growers(sm)."

Customers can "call, click or come in" to shop 1-800-FLOWERS.COM twenty four hours a day, 7 days a week at 1-800-356-9377 or www.1800flowers.com. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness are guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and children's gifts from Plow & Hearth (1-800-627-1712 or www.plowandhearth.com), Problem Solvers (www.problemsolvers.com), Wind & Weather (www.windandweather.com), Madison Place (www.madisonplace.com), HearthSong (www.hearthsong.com) and Magic Cabin (www.magiccabin.com); gourmet gifts including popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co. (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from GreatFood.com (www.greatfood.com); wine gifts from Ambrosia.com (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM (www.1800baskets.com) and the BloomNet international floral wire service, which provides quality products and diverse services to a select network of florists.

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

                                                     Three Months Ended                               Nine Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                            April 1,       April 2,                        April 1,      April 2,
Net Revenues                                 2007           2006         % Change           2007          2006          % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                              (in thousands)

Net revenues:
    1-800-Flowers.com Consumer Floral     $139,943       $128,562            8.9%       $337,077         $308,137            9.4%
    BloomNet Wire Service                   12,743          9,177           38.9%         29,549           20,318           45.4%
    Gourmet Food & Gift Baskets             35,617         14,188          151.0%        166,691           85,139           95.8%
    Home & Children's Gifts                 26,338         28,354           (7.1%)       148,908          157,199           (5.3%)
    Corporate (*)                              439            658          (33.3%)         2,235            2,557          (12.6%)
    Intercompany eliminations               (1,301)          (922)          41.1%         (3,683)          (2,739)          34.5%
                                        -------------- ---------------                 -------------- ---------------
Total net revenues                        $213,779       $180,017           18.8%       $680,777         $570,611           19.3%
                                        ============== ===============                 ==============  ==============


                                                     Three Months Ended                               Nine Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                            April 1,       April 2,                        April 1,      April 2,
Gross Profit                                 2007           2006         % Change           2007          2006          % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                              (in thousands)

Gross profit:
    1-800-Flowers.com Consumer Floral      $53,931        $47,982           12.4%       $130,808         $116,532           12.3%
                                              38.5%          37.3%                          38.8%            37.8%
    BloomNet Wire Service                    6,612          4,589           44.1%         16,489           10,698           54.1%
                                              51.9%          50.0%                          55.8%            52.7%
    Gourmet Food & Gift Baskets             15,392          6,028          155.3%         76,585           39,407           94.3%
                                              43.2%          42.5%                          45.9%            46.3%
    Home & Children's Gifts                 10,520         11,350           (7.3%)        68,527           73,407           (6.6%)
                                              39.9%          40.0%                          46.0%            46.7%
    Corporate (*)                              268            395          (32.2%)         1,208            1,434          (15.8%)
                                              61.0%          60.0%                          54.0%            56.1%
    Intercompany eliminations                  (36)           (70)                          (139)            (186)
                                        -------------- ---------------                 -------------- ---------------
Total gross profit                         $86,687        $70,274           23.4%       $293,478         $241,292           21.6%
                                        ============== ===============                 ==============  ==============
                                              40.5%          39.0%                          43.1%            42.3%
                                        ============== ===============                 ==============  ==============


                                                     Three Months Ended                               Nine Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                            April 1,       April 2,                        April 1,      April 2,
EBITDA(**)                                   2007           2006         % Change           2007          2006          % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                              (in thousands)

Category Contribution Margin:
    1-800-Flowers.com Consumer Floral      $19,093        $14,250           34.0%        $40,194          $29,441           36.5%
    BloomNet Wire Service                    3,835          2,253           70.2%          8,793            4,449           97.6%
    Gourmet Food & Gift Baskets              1,827         (1,614)         213.2%         25,547            7,548          238.5%
    Home & Children's Gifts                 (3,218)        (2,667)         (20.7%)        (1,435)           6,622         (121.7%)
                                        -------------- ---------------                 -------------- ---------------
Category Contribution Margin Subtotal       21,537         12,222           76.2%         73,099           48,060           52.1%
    Corporate (*)                          (13,540)       (11,487)         (17.9%)       (37,354)         (32,964)         (13.3%)
                                        -------------- ---------------                 -------------- ---------------
EBITDA                                      $7,997           $735          988.0%        $35,745          $15,096          136.8%
                                        ============== ===============                 ==============  ==============

  (*) Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

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

Results of Operations

Net Revenues

                                                     Three Months Ended                             Nine Months Ended
                                    ----------------------------------------------- ---------------------------------------------
                                       April 1,        April 2,                        April 1,       April 2,
                                         2007            2006          % Change          2007           2006          % Change
                                    --------------- ---------------- -------------- --------------- -------------- ---------------
                                                                     (in thousands)
    Net revenues:

     E-Commerce                        $175,592        $161,820          8.5%          $555,010       $520,959           6.5%
     Other                               38,187          18,197        109.9%           125,767         49,652         153.3%
                                     --------------  ----------------                 -------------- --------------
    Total net revenues                 $213,779        $180,017         18.8%          $680,777       $570,611          19.3%
                                     ==============  ================                 ============== ==============

The Company's revenue growth of 18.8% and 19.3% during the three and nine months ended April 1, 2007, respectively, was due to a combination of organic growth, as well as the acquisitions of Wind & Weather, a direct marketer of weather-themed gifts, acquired on October 31, 2005, and Fannie May Confections Brands, Inc. ("Fannie May Confections"), a manufacturer and retailer of premium chocolates and other confections, acquired on May 1, 2006. Excluding the impact of acquisitions, total revenue growth during the three and nine months ended April 1, 2007 was 9.1% and 6.4%, respectively, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) cost effective spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth. The Company fulfilled approximately 2,684,000 and 8,696,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and nine months ended April 1, 2007, respectively, an increase of 5.3% and 3.1% over the respective prior year periods. The Company's E-commerce average order value of $65.41 and $63.78 during the three and nine months ended April 1, 2007, respectively, increased 3.0% and 3.2%, over the respective prior year periods, primarily from a combination of product mix and pricing initiatives. Other revenues, for the three and nine months ended April 1, 2007, increased in comparison to the same periods of the prior year, primarily as a result of the retail/wholesale contributions of Fannie May Confections Brands, Inc., as well as the continued membership growth and wholesale floral product and service offerings from the Company's BloomNet Wire Service category.

The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three and nine months ended April 1, 2007 increased by 8.9% and 9.4% over the respective prior year periods, primarily from a combination of increased average order value and order volumes from its E-commerce sales channel, offset in part by lower retail sales from its company-owned floral stores due to the planned transition of Company stores to franchise ownership.

The BloomNet Wire Service category includes revenues from membership fees as well as other service offerings to florists. Net revenues during the three and nine months ended April 1, 2007 increased by 38.9% and 45.4% over the respective prior year periods, primarily as a result of increased florist membership, expanded product and service offerings, pricing initiatives and an increase in wholesale floral product sales.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections, The Popcorn Factory and The Winetasting Network brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn and wine gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three and nine months ended April 1, 2007 increased by 151.0% and 95.8% over the respective prior year periods, as a result of the contribution of Fannie May Confections ($17.3 million and $71.0 million during three and nine months ended April 1, 2007, respectively) and strong organic growth within the Cheryl & Co. and The Popcorn Factory brands.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, Problem Solvers, Madison Place, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores under the Plow & Hearth brand. Net revenue during the three and nine months ended April 1, 2007 decreased by 7.1% and 5.3% over the respective prior year periods due to a lack of new "hit" products and an overall macro decline in customer demand within this category. During the second quarter of fiscal 2007, efforts to expand titles outside of the core Plow & Hearth brand did not attract the level of customer demand to justify the increase in marketing costs. In response to the previous quarter's results, during the three months ended April 1, 2007, management implemented several changes to improve the performance within this category: (i) strengthened the management team, (ii) improved the creative look and feel of the catalogs and (iii) revised the circulation plans for all titles to place more focus on the category's existing customer base. To augment these efforts and help in the Company's analysis and planning, the Company has hired a consulting firm with specific expertise in the direct-to-consumer/catalog space. In addition, through their investment banking capabilities, they will provide assistance in evaluating all strategic options for this business.

Over the past several years, through a combination of organic efforts and strategic acquisitions, the Company has rapidly grown its revenues, achieving a solid base of business which is approaching $1 billion. The Company anticipates that its revenue growth for fiscal 2007 will be at the low end of its previous guidance range of 17-20 percent, as strong revenue growth in the Company's key business categories of 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets (which includes the Fannie May Confections brand, acquired May 1, 2006), is expected to more than offset the lower revenue contribution expected from its Home and Children's Gifts category.

Gross Profit

                                               Three Months Ended                              Nine Months Ended
                                  --------------------------------------------- ------------------------------------------------
                                     April 1,         April 2,                      April 1,         April 2,
                                      2007             2006         % Change         2007             2006          % Change
                                  --------------  --------------- ------------- ---------------  --------------- -------------
                                                                       (in thousands)

        Gross profit                   $86,687           $70,274        23.4%        $293,478        $241,292         21.6%
        Gross margin %                   40.5%             39.0%                        43.1%           42.3%


Gross profit increased during the three and nine months ended April 1, 2007, in comparison to the same period of the prior year, primarily as a result of the revenue growth described above and an increase in gross margin percentage. Gross margin percentage increased 150 basis points and 80 basis points, to 40.5% and 43.1% during the three and nine months ended April 1, 2007, respectively, as a result of product mix and pricing initiatives as well as continued improvements in customer service, fulfillment, including improved outbound shipping rates, and merchandising programs.

The 1-800-Flowers.com Consumer Floral category gross profit for the three and nine months ended April 1, 2007 increased by 12.4% and 12.3% over the respective prior year periods as a result of the aforementioned increase in net revenues, as well as improvements in sourcing, fulfillment logistics, including reduced outbound shipping rates, and pricing initiatives, which resulted in an increase in gross margin percentage of 120 basis points and 100 basis points, to 38.5% and 38.8%, during the three and nine months ended April 1, 2007, respectively. These improvements more than offset increases in carrier fuel charges experienced during the periods.

The BloomNet Wire Service category gross profit for the three and nine months ended April 1, 2007 increased by 44.1% and 54.1% over the respective prior year periods as a result of increases in florist membership, product and service offerings, pricing initiatives and floral wholesale product sales. Gross margin percentage increased 190 basis points and 310 basis points, to 51.9% and 55.8% during the three and nine months ended April 1, 2007, respectively, primarily as a result of sales mix.

The Gourmet Food & Gift Basket category gross profit for the three and nine months ended April 1, 2007 increased by 155.3% and 94.3% over the respective prior year periods as a result of the incremental revenue generated by Fannie May Confections Brands and strong organic growth within the Cheryl & Co. and The Popcorn Factory brands. Gross margin percentage increased by 70 basis points to 43.2% during the three months ended April 1, 2007, as a result of product mix driven by the Fannie May Confections Brands, but decreased by 40 basis points to 45.9% during the nine months ended April 1, 2007, primarily as a result of the seasonally lower margins of Fannie May Confections in first quarter of fiscal 2007.

The Home & Children's Gift category gross profit for the three and nine months ended April 1, 2007 decreased by 7.3% and 6.6% over the respective prior year periods as a result of the aforementioned decline in sales. Gross margin percentage declined 10 basis points and 70 basis points, to 39.9% and 46.0% during the three and nine months ended April 1, 2007, respectively, due to sales mix and markdowns to move inventory.

During the remainder of fiscal 2007, the Company expects that its gross margin percentage will improve in relation to its comparable prior year quarter, primarily through: (i) growth of its higher margin business categories including Gourmet Food and Gift Baskets and BloomNet Wire Service, (ii) improved product sourcing, new product development and process improvement initiatives implemented during the first quarter, and (iii) the continued improved performance of the Consumer Floral segment.

Marketing and Sales Expense

                                                Three Months Ended                                Nine Months Ended
                                   --------------------------------------------  ----------------------------------------------
                                     April 1,        April 2,                       April 1,         April 2,
                                      2007            2006          % Change         2007             2006          % Change
                                   --------------- --------------- ------------  --------------  --------------- --------------
                                                                (in thousands)

   Marketing and sales              $59,023          $53,188         11.0%          $200,430        $179,286          11.8%
   Percentage of net revenues          27.6%            29.5%                           29.4%           31.4%


During the three and nine months ended April 1, 2007, marketing and sales expenses decreased from 29.5% and 31.4% of net revenue to 27.6% and 29.4% of net revenues, reflecting improved operating leverage from a number of cost-saving initiatives and the completion of the investment phase of the Company's BloomNet Wire Service business, including the absorption of incremental personnel to expand membership, increase product and service offerings, and increase BloomNet Technologies penetration. This leverage was achieved through significant improvement within the Company's 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets categories, as efforts to grow the Home and Children's Gifts businesses through the introduction of titles outside of the core Plow & Hearth brand did not attract the necessary level of customer demand to justify the costs.

Marketing and sales expense increased over the prior year period by 11.0% and 11.8% during the three and nine months ended April 1, 2007 as a result of several factors, including: (i) incremental expenses associated with the recent acquisition of Fannie May Confections, (ii) incremental variable costs to accommodate higher sales volumes, and (iii) personnel associated with the expansion of the BloomNet Wire Service business. During the three and nine months ended April 1, 2007, the Company added approximately 834,000 and 2,610,000 new e-commerce customers, representing increases of 1.2% and 1.8% over the same periods of the prior year. As a result of the Company's effective customer retention efforts, 1,183,000 and 2,584,000 existing customers placed e-commerce orders during the three and nine months ended April 1, 2007, respectively, representing increases of 6.0% and 2.1% over the same periods of the prior year. Of the 2,017,000 and 5,194,000 total customers who placed e-commerce orders during the three and nine months ended April 1, 2007, respectively, approximately 58.7% and 49.7% were repeat customers, compared to 57.5% and 49.2% during respective periods of the prior year, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

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

Technology and Development Expense

                                                Three Months Ended                                Nine Months Ended
                                   --------------------------------------------  ----------------------------------------------
                                     April 1,        April 2,                       April 1,         April 2,
                                      2007            2006          % Change         2007             2006          % Change
                                   --------------- --------------- ------------  --------------  --------------- --------------
                                                                   (in thousands)

Technology and development              $5,469         $5,170         5.8%          $15,831        $14,736          7.4%
Percentage of net revenues                2.6%           2.9%                          2.3%           2.6%


During the three and nine months ended April 1, 2007, technology and development expense decreased to 2.6% and 2.3% of net revenue, respectively, reflecting improved operating leverage, but increased over the respective prior year periods by 5.8% and 7.4%, as a result of the incremental expenses associated with the acquisition of Fannie May Confections, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform. During the three and nine months ended April 1, 2007, the Company expended $6.7 million and $22.3 million on technology and development, of which $1.2 million and $6.5 million has been capitalized.

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

General and Administrative Expense

                                                Three Months Ended                                Nine Months Ended
                                   --------------------------------------------  ----------------------------------------------
                                     April 1,        April 2,                       April 1,         April 2,
                                      2007            2006          % Change         2007             2006          % Change
                                   --------------- --------------- ------------  --------------  --------------- --------------
                                                                   (in thousands)

General and administrative             $14,198         $11,181          27.0%        $41,472          $32,174           28.9%
Percentage of net revenues                6.6%            6.2%                          6.1%             5.6%


General and administrative expense increased 27.0% and 28.9% during the three and nine months ended April 1, 2007, respectively, and by 40 basis points and 50 basis points of net revenues in comparison to the respective prior year periods, primarily as a result of: (i) incremental expenses associated with Fannie May Confections Brands, (ii) increased legal and professional fees, and (iii) the achievement of certain performance related bonus targets which were not earned in the prior year.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, as a result of the incremental expenses associated with Fannie May Confections, including costs associated with Sarbanes-Oxley compliance, the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2007 will remain consistent or increase slightly over the prior year period.

Depreciation and Amortization Expense

                                                Three Months Ended                                Nine Months Ended
                                   --------------------------------------------  ----------------------------------------------
                                     April 1,        April 2,                       April 1,         April 2,
                                      2007            2006          % Change         2007             2006          % Change
                                   --------------- --------------- ------------  --------------  --------------- --------------
                                                                   (in thousands)

Depreciation and  amortization        $4,447           $3,877          14.7%        $13,025        $11,210           16.2%
Percentage of net revenues              2.1%             2.2%                          1.9%           2.0%


Depreciation and amortization expense increased by 14.7% and 16.2% during the three and nine months ended April 1, 2007, respectively, in comparison to the prior year period as a result of the incremental amortization expense related to the intangibles established as a result of the acquisitions of Wind & Weather and Fannie May Confections, as well as depreciation associated with recently completed technology projects designed to provide improved order/warehouse management functionality across the enterprise.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms are critical to attaining its strategic objectives. As a result of these improvements, and the increase in amortization expense associated with intangibles established as a result of recent acquisitions, the Company expects that depreciation and amortization for the remainder of fiscal 2007 will remain consistent as a percentage of net revenues in comparison to the prior year.

Other Income (Expense)

                                       Three Months Ended             Nine Months Ended
                                  ------------------------------ -----------------------------
                                      April 1,        April 2,        April 1,       April 2,
                                       2007            2006            2007           2006
                                  ------------------------------ -----------------------------
                                                        (in thousands)

          Interest income               $203              $474          $794           $830
          Interest expense            (1,551)              (96)       (5,804)          (293)
          Other                            1               137             5              -
                                  --------------   ------------- --------------- -------------
                                     ($1,347)             $515       ($5,005)          $537
                                  ==============   ============= =============== =============

The decrease in other income (expense) during the three and nine months ended April 1, 2007, in comparison to prior year periods was primarily the result of higher interest expense on the Company's 2006 Credit Facility. The Company utilized an $85.0 million term loan to finance its acquisition of Fannie May Confections in May 2006, and during the quarter, had borrowed under its line of credit to fund working capital needs. As of April 1, 2007, the outstanding balance on the Company's credit line was $10.0 million.

Income Taxes

During the three and nine months ended April 1, 2007, the Company recorded income tax expense of $1.2 million and $7.2 million, respectively. The Company's effective tax rate for the three and nine months ended April 1, 2007 was 52.2% and 40.4%, respectively, compared to 41.4% and 50.9% during the comparative three and nine months ended April 2, 2006. The effective tax rate includes the impact of stock-based compensation recognized in accordance with SFAS No. 123(R) due to the associated book/tax differences in accounting for incentive stock options.

Liquidity and Capital Resources

At April 1, 2007, the Company had working capital of $52.0 million, including cash and equivalents of $10.2 million, compared to working capital of $44.3 million, including cash and equivalents of $24.6 million, at July 2, 2006.

Net cash provided by operating activities of $10.7 million for the nine months ended April 1, 2007 was primarily attributable to net income, non-cash charges for depreciation and amortization, deferred income taxes and stock-based compensation, offset in part by increases in inventory and receivables related primarily to the Fannie May Confections wholesale business.

Net cash used in investing activities of $12.8 million for the nine months ended April 1, 2007 was primarily attributable to capital expenditures related to the Company's technology and distribution infrastructure, offset in part by the sale of certain Company owned floral retail stores to franchise operators.

Net cash used in financing activities of $12.3 million for the nine months ended April 1, 2007, was primarily due to the scheduled repayment of the Company's debt and capital lease obligations of $7.8 million, and the repurchase of 3,010,740 shares of treasury stock in the amount of $15.7 million, offset in part by $10.0 million of borrowings under the Company's line of credit to fund working capital requirements as the Company approaches its Mother's Day holiday selling season, and net proceeds received upon the exercise of employee stock options.

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

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. However, due to the Company's continued expansion into non-floral products, including the acquisition of Fannie May Confections Brands, as well as its recent acquisition of $15.7 million of treasury stock, during the second half of fiscal 2007, the Company expects to borrow against its line of credit to fund working capital requirements. The Company expects that all such amounts will be repaid prior to the end of its fiscal year. At April 1, 2007, the Company had $10.0 million outstanding under its revolving credit facility.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of April 1, 2007, the Company had repurchased 1,521,452 shares of common stock for $11.1 million. As noted above, on December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.8 million remains authorized but unused.

At April 1, 2007, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1        1 - 3                            More than 5
                                             Total               year        years        3 - 5 years               years
                                        -----------    ---------------    ------------   -------------     ----------------


Long-term debt, including interest        $106,390            $24,490         $32,482         $42,950               $6,468
Capital lease obligations                      116                 46              32              25                   13
Operating lease obligations                 63,346              9,933          16,573          10,552               26,288
Sublease obligations                         5,709              1,763           2,545           1,089                  312
Purchase commitments (*)                    18,464             18,464               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
    Total                                 $194,025            $54,696         $51,632         $54,616              $33,081
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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the nine months of fiscal 2007 which includes the period July 3, 2006 through April 1, 2007.

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
Period                       Shares Purchased        Paid Per Share       Programs                 Programs

-----------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

     7/3/06 - 7/30/06                      -                   $-                        -                $8,863
    7/31/06 - 8/27/06                      -                   $-                        -                $8,863
    8/28/06 - 10/1/06                      -                   $-                        -                $8,863
   10/2/06 - 10/29/06                      -                   $-                        -                $8,863
  10/30/06 - 11/26/06                      -                   $-                        -                $8,863
  11/27/06 - 12/31/06                3,010.7                $5.21                        -                $8,863
     1/1/07 - 1/28/07                   11.4                $2.89                     11.4                $8,830
    1/29/07 - 2/25/07                      -                   $-                        -                $8,830
     2/26/07 - 4/1/07                      -                   $-                        -                $8,830
                             --------------------    -----------------    ---------------------
Total                                3,022.1                $5.20                        -

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. All share purchases were made in open-market transactions. The average price paid per share is calculated on a settlement basis and excludes commission.

On December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.8 million remains authorized but unused.

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




Date: May 11, 2007                           /s/ James F. McCann
-----------------------                      ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: May 11, 2007                           /s/ William E. Shea
-----------------------                      -----------------------------------
                                             William E. Shea
                                             Senior Vice President of Finance
                                             and Administration (Principal
                                             Financial and Accounting Officer)