Form 10-K
period 2007-07-01
1 800 FLOWERS COM INC
filed 2007-09-13
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 1, 2007

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                  11-3117311
---------------------------------                                   -----------
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

           Securities registered pursuant to Section 12(b) of the Act:
   Title of each class                 Name of each Exchange on which registered
Class A common stock, par value               The Nasdaq Stock Market, Inc.
$0.01 per share
           Securities registered pursuant to Section12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):
   Large accelerated filer __  Accelerated filer X  Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X


The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 29, 2006, was approximately $156,548,000. The registrant has no non-voting common stock.


                                   25,707,302
 (Number of shares of class A common stock outstanding as of September 5, 2007)

                                   36,858,465
 (Number of shares of class B common stock outstanding as of September 5, 2007)

                      DOCUMENTS INCORPORATED BY REFERENCE:
   Portions of the Registrant's Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.
                                    FORM 10-K
                     For the fiscal year ended July 1, 2007

                                      INDEX


PART I
  Item 1.    Business                                                          1

  Item 1A.   Risk Factors                                                     11

  Item 1B.   Unresolved Staff Comments                                        19

  Item 2.    Properties                                                       20

  Item 3.    Legal Proceedings                                                20

  Item 4.    Submission of Matters to a Vote of Security Holders              20

PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters and Issuer Purchases of Equity Securities                23

  Item 6.    Selected Financial Data                                          25

  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        27

  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk       40

  Item 8.    Financial Statements and Supplementary Data                      40

  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         40

  Item 9A.   Controls and Procedures                                          40

  Item 9B.   Other Information                                                43

PART III
  Item 10.   Directors, Executive Officers and Corporate Governance           44

  Item 11.   Executive Compensation                                           44

  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       44

  Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                            44

  Item 14.   Principal Accountant Fees and Services                           44

Part IV

  Item 15.   Exhibits and Financial Statement Schedules                       45


  Signatures                                                                  47

                                     PART I

Item 1. BUSINESS

The Company

For more than 30 years, 1-800-FLOWERS.COM, Inc. - "Your Florist of Choice(R)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers delivered through its "Fresh From Our Growers(TM)" program.

Customers can "call, click, or come in" to shop 1-800-FLOWERS.COM(R) 24 hours a day, 7 days a week at 1-800-356-9377 or www.1800flowers.com. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and children's gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); gourmet gifts including popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com), wine gifts from Ambrosia.com (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and the BloomNet(R) international wire service, which provides quality products and diverse services to a select network of florists.

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

In order to support the growth of its toll-free business and to provide superior customer service, the Company developed an operating infrastructure that incorporated the best available technologies. Over time, the Company implemented a sophisticated transaction processing system that facilitated rapid order entry and fulfillment, an advanced telecommunications system and multiple customer service centers to handle increasing call volume.

To enable the Company to deliver products reliably nationwide on a same-day or next-day basis and to market pre-selected, high-quality floral products, the Company created BloomNet(R), a nationwide network including independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

The Company's online presence has enabled it to expand the number and types of products it can effectively offer to its customers. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use. Since 1995, the Company has broadened its product offering to include products that a customer could expect to find in a high-end flower shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware and gourmet gift baskets. In addition, the Company has further expanded its product offering to include home and garden merchandise through its April 1998 acquisition of The Plow & Hearth, Inc.; unique and educational children's gifts through its acquisition of the HearthSong and Magic Cabin product lines in June 2001 and, more recently, weather-themed gifts and instruments through the acquisition of Wind & Weather in October 2005. The Company has also significantly expanded it's presence in the gourmet food and gift baskets category through a combination of organic initiatives and strategic acquisitions beginning with the purchase of GreatFood.com, Inc. in November 1999, followed by the purchase of certain assets of The Popcorn Factory in May 2002, the addition of wine gifts through the acquisition of The WineTasting Network in November 2004, the addition of cookies and other bakery gift items through the purchase of Cheryl & Co. in March 2005 and, most recently, adding premium chocolates and confections with the acquisition of Fannie May Confections Brands in May 2006.

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

The Company believes its brands are characterized by:

       o Convenience. All of the Company's product offerings can be purchased either via the web, or via the Company's toll-free telephone numbers, 24 hours a day, seven days a week, for those customers who prefer a personal gift advisor to assist them. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
       o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
       o  Delivery.  The  Company  has  developed  a  market-proven  fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet (comprised of independent florists operating retail flower shops and Local Fulfillment or Design Centers ("LFC's"), Company-owned stores, LFC's, and franchise stores), with its nine distribution centers located in California, Illinois, New York, Nevada, Ohio, and Virginia, and third-party vendors who ship directly to the Company's customers. These fulfillment points are connected by the Company's proprietary "BloomLink(R)" communication system, a secure internet-based system through which orders and related information are transmitted.

       o Selection. Over the course of a year, the Company offers more than 2,200 varieties of fresh-cut flowers, floral arrangements and plants, more than 4,900 SKUs of gifts, gourmet foods, cookies, chocolates and wines, more than 10,000 different SKUs for the home, including garden accessories, casual lifestyle furnishings, weather themed instruments and gift items, and unique and educational toys and games.

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

In keeping with this strategy, in May 2006, the Company acquired Fannie May Confections Brands, a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May(R), Harry London(R) and Fanny Farmer(R) brands, while in March 2005, the Company acquired Cheryl & Co., a manufacturer and direct marketer of premium cookies and related baked gift items, and, in November 2004, The Winetasting Network, a distributor and direct-to-consumer marketer of wine. These acquisitions have enabled the Company to more fully develop its gourmet food and gift baskets product line, which the Company has identified as having significant revenue and earnings growth potential. In
November 2005, the Company acquired Wind & Weather, a direct-marketer of weather-themed instruments and gift items. In June 2001 the Company acquired The Children's Group, Inc., including its two brands of unique and educational children's toys and games, HearthSong and Magic Cabin, deepening its product assortment in the home and children's gift category which the Company first entered in 1998, through its acquisition of The Plow & Hearth, Inc., a direct marketer of home decor and garden merchandise. As a complement to the Company's own brands and product lines, the Company has formed relationships with Lenox(R), Waterford(R), Godiva(R) and Junior's Cheesecake(R), as well as developing signature products with renowned celebrity floral artisans and celebrity chefs in order to provide its customers with differentiated signature products and further its position as a destination for all of their gifting needs.

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

Business Category Reorganization

With the addition of Fannie May Confections Brands in May 2006, and the growing importance of BloomNet to the Company's operating results, the Company restructured its organization during fiscal 2007 in order to strengthen its execution and customer focus, and align resources to better meet the demands of the consumers that it serves and to deliver improved financial performance. To enhance the visibility of the growth and profit characteristics of its different business categories, the Company has provided results for its Consumer Floral, Home & Children's Gifts, Gourmet Food and Gift Baskets, and BloomNet Wire Service businesses (see Management Discussion and Analysis of Financial Condition and Results of Operations section for details). The Consumer Floral business category includes the operations of the Company's flagship brand, 1-800-Flowers.com, while the Home & Children's Gifts business category includes the Company's Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. The Gourmet Food and Gift Baskets category includes the operations of Fannie May Confections Brands, Cheryl & Co., The Popcorn Factory and The Winetasting Network. The BloomNet Wire Service includes the operations of BloomNet and BloomNet Technologies.

The Company's Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral arrangements and plants, gifts, popcorn, gourmet foods, cookies, candy and wine, home and garden merchandise and unique toys and games for children. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers.

The Company's differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company's merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and gift baskets, home and garden and children's toys, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion, convey a sentiment or cater to a casual lifestyle. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that our customers have embraced and come to expect from us, while we eliminate marginal performers from our product offerings.

Over the course of a year, the Company's product selection consists of:

Flowers & Plants. The Company offers more than 1,800 varieties of fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, flowers delivered through its "Fresh From Our Growers(TM)" program, and its successful "celebrity" gift collections, including the unique floral creations of Jane Carroll, Julie McCann Mulligan, Jane Packer and Preston Bailey. The Company also offers approximately 400 varieties of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods, Wine and Gifts. The Company offers more than 1,000 premium popcorn and specialty snack products from The Popcorn Factory brand, as well as approximately 600 carefully selected gourmet food and sweet products from the GreatFood.com brand. Additionally, the Company has more than 1,100 premium cookies and baked gift items from Cheryl & Co., which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. Through The Winetasting Network, the Company now offers its customers more than 500 different wines, primarily from the prestigious wine regions in California. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. Through the Company's Fannie May Confections
Brands, the Company offers more than 900 different selections of premium chocolate and candy. Many of the Company's gourmet products can be packaged in seasonal, occasion specific or decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customer's gifting needs. The Company offers more than 300 specially selected gift items, including plush toys, balloons, bath and spa items and gift baskets, candles, wreaths, ornaments, collectibles, home accessories and giftware.

Home and Children's Gifts. Through the Company's Plow & Hearth and Wind & Weather brands, the Company offers in excess of 10,000 SKUs for the home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and gardening items, including tools and accessories, pottery, nature and weather-related products, books and related products. Through the HearthSong and Magic Cabin brands, the Company offers environmentally friendly toys, plush stuffed animals, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.

BloomNet Products and Services

In order to further strengthen its florist designed fulfillment capabilities, and to compete in the profitable florist-to-florist business, during fiscal 2005, the Company began expanding its network of BloomNet florists. The Company's BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry's first on-line directory, (iii) communication services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink(R), the Company's proprietary electronic communication system, (iv) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications and (v) newly introduced other services including web hosting and point of sale. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability. With the completion of the Company's BloomNet investment phase in fiscal 2006, the company expects that BloomNet operations will continue to generate increasing profitability during fiscal 2008.

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

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. We plan to encourage more frequent and extensive use of our branded web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases. From its celebrity floral artisan collection to the successful launch of its "Happy Hour" collection of margarita, martini and daiquiri inspired floral arrangements, which were advertised using innovative outdoor bus and billboard campaigns, the Company's marketing and product offerings continue to evolve to meet consumer needs. The Company will also continue to improve its customers' shopping experience by personalizing the features of its web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. In addition, the Company plans to drive purchase frequency improvements through the use of loyalty, thank-you and reminder programs, as well as targeting catalog content and mailings based on consumers changing purchasing habits. For example, the 1-800-Flowers.com brand recently introduced its Fresh Rewards Program(R) whereby customers earn credit towards future purchases upon achieving targeted spending levels, and the Fannie May Confections Brands implemented bounce back programs during its key holiday selling seasons. As of July 1, 2007, the Company's total database of unique customers numbered approximately 31.7 million (14.4 million of which have transacted business with the Company within the past 36 months).

Through its Business Gift Services division, the Company believes it has significant opportunity to expand its corporate customer base and leverage existing and/or develop successful gifting programs with corporate customers, many of which are included in the Fortune 1000, such as AT&T, Bank of America, General Electric, Deloitte, PricewaterhouseCoopers, IBM, Verizon, Honeywell, Microsoft, Hewlett Packard, Ford, and UPS, to name a few. These programs focus on developing and/or strengthening strategic partnerships through the coordinated development of customized and personalized gifts for their clients and employees, and are tailored to meet the needs of small, mid-sized and large businesses. The Company helps its partners manage the Life Celebrations at Work(SM) programs, which include occasions such as Sympathy, Get Well, Anniversary, Birthday, Thank You and other daily floral needs. Additionally, through the many brands supported by the Company, the Business Gift Services division supports partners' holiday gifting, rewards and recognition programs, conferences and events, as well as client acquisition and customer retention programs to support their growth strategies.

Increase the Number of Online Customers. Online transactions are more cost efficient to process. Although the Company expects its customers to choose the most convenient channel available to them at the time of their purchase, the Company expects its trend of online growth to continue. In order to maximize the value of this trend, the Company intends to continue to:

       o further build brand awareness to drive customers directly to the Company's URLs, further reducing reliance on internet portals and search engines; currently, greater than 75% of online revenues comes directly to the Company's websites;
       o cost effectively promote its web site through internet portals, online networks and search engines and affiliates;
       o  aggressively market the Company's web site in its marketing campaigns;
       o facilitate access to the Company's web site for its corporate customers by implementing direct links from their internal corporate networks, and develop customized co-branded micro-sites for larger corporate partners; and
       o actively promote the Company's Fresh Rewards loyalty program to increase customer frequency and average order value.

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of the Plow & Hearth, Wind & Weather, HearthSong, Magic Cabin, Popcorn Factory and Cheryl & Co. catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products. In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company's web sites. For the year ended July 1, 2007, the Company mailed in excess of 125 million branded catalogs.

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

Affiliate and Co-Marketing Promotions. In addition to securing alliances with frequently visited web sites, the Company developed an affiliate network that includes thousands of web sites operated by third parties. Affiliate participation may be terminated by them or by the Company at any time. These web sites earn commissions on purchases made by customers referred from their sites to the Company's web site. In order to expand the reach of its marketing programs and stretch its marketing dollars, the Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with American, Delta Airlines, Starwood Hotels, Choice Hotels, MyPoints.com, Upromise, Bank Of America, SunTrust, American Express, MasterCard, Visa and Paypal, among others.

E-mails. The Company is able to capitalize on its customer database of approximately 31.7 million unique customers (14.4 million of which have transacted business with the Company within the past 36 months), 17.0 million of which have transacted business with the Company on-line (9.8 million of which have transacted business with the Company online within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

The Company's Web Sites

The Company offers floral, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its 1-800-FLOWERS.COM web site (www.1800flowers.com). Customers can come to the web site directly or be linked by one of the Company's portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft, Google and Overture, as well as thousands of its online affiliate program members. The Company also offers home and garden products through Plow & Hearth (www.plowandhearth.com), weather-themed gifts through Wind & Weather (www.windandweather.com) premium chocolates and confections from Fannie May Confections Brands, (www.fanniemay.com and www.harrylondon.com), gourmet food products through GreatFood.com (www.greatfood.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl&Co. (www.cherylandco.com), children's gifts through its HearthSong (www.hearthsong.com) and Magic Cabin (www.magiccabin.com), and wine gifts from The Winetasting Network (www.ambrosiawine.com and www.winetasting.com) web sites. Greater than 75% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

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

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company's online and telephonic orders are fed directly from the Company's secure web sites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company warehouse, or for florist fulfilled or drop-shipped items, selects a vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink(R), the Company's proprietary communication system, assuring timely delivery. In addition, the Company's gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

In prior years, the Company has invested heavily in building a scalable technology platform to support the Company's order volume growth. The Company employs a combination of in-house personnel which concentrate on core competencies, including strategic direction and system and project management and implementation. However, more recently, the Company began outsourcing certain of its programming and support services in order to achieve cost efficiencies, allowing the Company to focus its resources on customer specific projects to ensure an enjoyable shopping experience while providing improved operational flexibility, additional capacity and system redundancy.

The Company's technology infrastructure, primarily consisting of the Company's web sites, transaction processing, manufacturing and warehouse management, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical. The Company plans to continue to invest in technologies that will improve and expand its e-commerce and telecommunication capabilities and utilize its informational technology expertise to improve the technology infrastructure of its recently acquired businesses to accommodate anticipated growth and improve their customers' shopping experiences.

Fulfillment and Manufacturing Operations

The Company's customers primarily place their orders either online or over the telephone. The Company's development of a hybrid fulfillment system which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops and LFC's, Company-owned stores, LFC's, and franchise stores), with the Company-owned distribution centers and brand-name vendors who ship directly to the Company's customers. While providing a significant competitive advantage in terms of delivery options, the Company's fulfillment system also has the added benefit of reducing the Company's capital investments in inventory and infrastructure. All of the Company's products are backed by a 100% satisfaction guarantee, and the Company's business is not dependent on any single third-party supplier.

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

In addition to its Florist Designed product, the Company offers its customers an alternative to florist designed products through its Fresh From Our GrowersTM program, and by providing for a full array of products from bouquets to unique floral celebrity expert designed products.

As of July 1, 2007, the Company operates 8 floral retail stores, located in New York and 3 fulfillment centers. In addition, the Company has 95 franchised stores, located primarily in California, Colorado, Florida, New Jersey, New York and Texas. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

Gourmet Foods and Gift Baskets. In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, which was identified by the Company as one of its fastest growing and most profitable product lines, the Company has recently acquired several gourmet food retailers with manufacturing operations. The Company's premium chocolates are manufactured and distributed from its 200,000 square foot production facility in Akron, Ohio, and the Company's cookie and baked gifts are fulfilled from its 176,000 square foot baking and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Most wine gift and fulfillment services are provided through the Company's 52,000 square foot fulfillment center in Napa, California and 42,000 square foot fulfillment center in Albany, New York. The remainder of the Company's wine and wine-related items are fulfilled by third-party gift vendors that ship products directly to the customer by next-day or other delivery options chosen by the customer.

Home and Children's Gifts. The Company packages and ships its home and children's gift products primarily from three locations; (i) a 300,000 square foot distribution center located in Madison, Virginia, (ii) a 200,000 square foot distribution center in Vandalia, Ohio and (iii) a 140,000 square foot distribution center in Reno, Nevada. A smaller portion of the Company's home and children's items are shipped by third-party product suppliers using next-day or other delivery options selected by the customer.

Seasonality

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. In addition, as the result of a number of major floral gifting occasions, including Mother's Day and Administrative Professionals Week, revenues also rise during the

Company's fiscal fourth quarter. Finally, results during the Company's fiscal first quarter are negatively impacted by the lack of major gift-giving holidays, and the disproportionate amount of overhead incurred during this slow period.

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

Employees

As of July 1, 2007, the Company had a total of approximately 4,000 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

During peak periods, the Company utilizes temporary employees and outsourced staff, who may not be as well-trained or committed to its customers as its permanent employees, and if they fail failure to provide the Company's customers with high quality customer service the customers may not return, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company depends on its customer service department to respond to its customers should they have questions or problems with their orders. During peak periods, the Company relies on its permanent employees, as well as temporary employees and outsourced staff to respond to customer inquiries. These temporary employees and outsourced staff may not have the same level of commitment to the Company's customers or be as well trained as its permanent employees. If the Company's customers are dissatisfied with the quality of the customer service they receive, they may not shop with the Company again, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

If a florist discontinues its relationship with the Company, the Company's customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company's arrangements with local florists for order fulfillment may be terminated by either party with 10 days notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same geographic area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company's products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company's fulfillment centers located in California, Illinois, New York, Nevada, Ohio and Virginia. The Company has established relationships with Federal Express, UPS and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company's goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

Competition in the floral, plant, gift basket, gourmet food and wine, specialty gift, children's toys and games and home and garden industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

       o retail floral shops, some of which maintain toll-free telephone numbers, and web sites;
       o  online floral retailers;
       o  catalog companies that offer floral products;
       o  floral telemarketers and wire services; and
       o supermarkets, mass merchants and specialty gift retailers with floral departments.

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

The Company's business could be injured by significant credit card or debit card fraud. Customers typically pay for their on-line or telephone orders with debit or credit cards. The Company's revenues and gross margins could decrease if it experienced significant credit card or debit card fraud. Failure to adequately detect and avoid fraudulent credit card or debit card transactions could cause the Company to lose its ability to accept credit cards or debit cards as forms of payment and result in charge-backs of the fraudulently charged amounts. Furthermore, widespread credit card or debit card fraud may lessen the Company's customers' willingness to purchase products through the Company's web sites or toll-free telephone numbers. For this reason, such failure could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what long-term effect acts of terrorism, war, or similar unforeseen events may have on its business. The Company's results of operations and financial condition could be adversely impacted if such events cause an economic slowdown in the United States, or other negative effects that cannot now be anticipated.

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

Unauthorized use of the Company's intellectual property by third parties may damage its brands. Unauthorized use of the Company's intellectual property by third parties may damage its brands and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company has been unable to register certain its intellectual property in some foreign countries and, furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

The Company may lose sales or incur significant expenses should states be successful in imposing broader guidelines to state sales and use taxes. In addition to the Company's retail store operations, the Company collects sales or other similar taxes in states where the Company's ecommerce channel has applicable nexus. Our customer service and fulfillment networks, and any further expansion of those networks, along with other aspects of our evolving business, may result in additional sales and use tax obligations. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

A failure to integrate our acquisitions may cause the results of the acquired company to suffer as well as the results of the Company. The Company has opportunistically acquired a number of companies over the past several years. Additionally the Company may look to acquire additional companies in the future. As part of the acquisition process, the Company embarks upon a project management effort to integrate the acquisition onto our information technology systems and management processes. If we are unsuccessful in integrating our acquisitions, the results of our acquisitions may suffer, management may have to divert valuable resources to oversee and manage the acquisitions, the Company may have to expend additional investments in the acquired company to upgrade personnel and/or information technology systems and the results of the Company may suffer.

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food and alcoholic beverage products, home and garden products, or children's toys may expose it to product liability claims in the event that the use or consumption of these products results in personal injury or property damage. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company's reputation and its brands. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

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

The Company is dependent on common carriers to deliver its wine shipments. The company uses UPS and FedEx to deliver its wine shipments. If UPS or FedEx were to terminate delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company's business and its results of operations. If any state prohibits or limits intrastate shipping of alcoholic beverages by third party couriers, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company's business and its results of operations.

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


Additional Information

The Company's internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowers.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. (The information posted on the Company's website is not incorporated into this Annual Report of Form 10-K.)A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, NY 11514. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 1, 2007 that remain unresolved.

Item 2.  PROPERTIES

                                                                                              Square
Location                Type                 Principal Use                                    Footage     Ownership
----------------------- -------------------- ---------------------------------------- ---------------- ----------------
Carle Place, NY         Office               Headquarters and customer service                  92,000       leased
Alamogordo, NM          Office               Customer service                                   23,000        owned
Ardmore, OK             Office               Customer service                                   24,000       leased
Madison, VA             Office and           Distribution, administrative and customer
                        warehouse            service                                           300,000        owned
Napa, CA                Office and           Distribution, administrative and customer
                        warehouse            service                                            68,000       leased
Westerville, OH         Office and
                        warehouse            Distribution and customer service                  21,000       leased
Chicago, IL             Office               Administrative and customer service                18,000       leased
Albany, NY              Warehouse            Distribution                                       42,000       leased
Reno, NV                Warehouse            Distribution                                      140,000       leased
Vandalia, OH            Warehouse            Distribution                                      200,000        owned
Obetz, OH               Warehouse            Distribution                                      176,000       leased
Lake Forest, IL         Office, plant and    Manufacturing, distribution and administrative
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended July 1, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 5, 2007:


Name                                              Age       Position with the Company
------------------------------------------------ ------    ----------------------------------------------------------

James F. McCann...........................          56       Chairman of the Board and Chief Executive Officer

Christopher G. McCann.....................          46       Director and President

Gerard M. Gallagher.......................          54       Senior Vice President of Business Affairs,
                                                             General Counsel, and Corporate Secretary

Thomas G. Hartnett........................          44       Chief Operating Officer of Consumer Floral

Tim Hopkins...............................          53       President of Madison Brands

Stephen J. Bozzo..........................          52       Senior Vice President and Chief Information Officer

William E. Shea...........................          48       Senior Vice President, Treasurer, and
                                                             Chief Financial Officer

David Taiclet.............................          44       Chief Executive Officer - Fannie May Confection Brands, Inc.

Monica Woo................................          51       President of Consumer Floral

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


Tim Hopkins has been President of the Madison Brands division since January 2007 and prior to that served as President of Specialty Brands since joining the Company in March 2005. Before joining the Company, Mr. Hopkins was Chief Executive Officer and Director of Sur La Table, Inc., a multi-channel upscale specialty retailer of gourmet culinary and serveware products. Prior to Sur La

Table, Inc., Mr. Hopkins was President, Corporate Merchandising and Logistics, Worldwide, for Borders Group, Inc. Before this position, Mr. Hopkins held other senior level positions in the multi-channel retailing sector.


Stephen J. Bozzo has been our Chief Information Officer since May 2007. Prior to joining the Company, Mr. Bozzo served as Chief Information Officer for the International Division of MetLife Insurance Company since 2001. Mr. Bozzo's business background includes senior executive positions at Bear Stearns Inc. as Managing Director Principle, AIG as Senior Vice President Telecommunications and Technical Services and Chase Manhattan Bank, where he was Senior Vice President Global Telecommunications.


David Taiclet has been our Chief Executive Officer of the Fannie May Confections Brands since April 2006, upon our acquisition of the company. Prior thereto, Mr. Taiclet was a Co-Founder of Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products. Mr. Taiclet spent four years in a variety of management positions, including the Strategy and Business Development Group of Cargill, Inc. Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products. Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.


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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended July 1, 2007 and July 2, 2006.

                                                                           High            Low
                                                                       -------------- --------------
     Year ended July 1, 2007

        July 3, 2006 - October 1, 2006                                     $ 6.10        $ 4.33

        October 2, 2006 - December 31, 2006                                $ 6.35        $ 4.94

        January 1, 2007 - April 1, 2007                                    $ 8.00        $ 5.84

        April 2, 2007 - July 1, 2007                                       $ 9.47        $ 7.66


     Year ended July 2, 2006

        July 4, 2005 - October 2, 2005                                     $ 7.86        $ 6.45

        October 3, 2005 - January 1, 2006                                  $ 7.65        $ 5.83

        January 2, 2006 - April 2, 2006                                    $ 7.10        $ 6.16

        April 3, 2006 - July 2, 2006                                       $ 7.90        $ 5.39

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

Holders

As of September 5, 2007, there were approximately 276 stockholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 5, 2007, there were approximately 21 stockholders of record of the Company's Class B common stock.

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

Resales of Securities

36,923,303 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 5, 2007, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. Under this program, as of July 1, 2007, the Company had repurchased 1,534,677 shares of common stock for $11.3 million, of which $0.2 million (24,627 shares), $1.3 million (182,000 shares) and $9.8 million (1,328,050 shares) were repurchased during the fiscal years ending July, 1 2007, July 2, 2006 and July 3, 2005, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares from an affiliate. The purchase price was $15,689,000 or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.7 remains authorized but unused.

The following table sets forth, for the months indicated, the Company's purchase of Class A common stock during the fiscal year ending July 1, 2007, which includes the period July 3, 2006 through July 1, 2007.

                                                                              Total Number of           Dollar Value of
                                                                            Shares Purchased as       Shares that May Yet
                                Total Number of                               Part of Publicly        Be Purchased Under
                               Shares Purchased        Average Price         Announced Plans or          the Plans or
          Period                                      Paid Per Share              Programs                 Programs
---------------------------    ------------------    ------------------     ---------------------    ----------------------
                                              (in thousands, except average price paid per share)
          7/3/06 - 7/30/06                     -                     -                         -                    $8,863
           7/31/06-8/27/06                     -                    $-                         -                    $8,863
          8/28/06-10/01/06                   9.1                 $5.11                       9.1                    $8,816
          10/2/06-10/29/06                     -                    $-                         -                    $8,816
         10/30/06-11/26/06                     -                    $-                         -                    $8,816
         11/27/06-12/31/06               3,011.1                 $5.21                       0.3                    $8,814
            1/1/07-1/28/07                   2.0                 $6.20                       2.0                    $8,802
           1/29/07-2/25/07                  13.2                 $6.90                      13.2                    $8,711
            2/26/07-4/1/07                     -                    $-                         -                    $8,711
            4/2/07-4/29/07                     -                    $-                         -                    $8,711
           4/30/07-5/27/07                     -                    $-                         -                    $8,711
            5/28/07-7/1/07                     -                    $-                         -                    $8,711
                               ------------------    ------------------     ---------------------
            Total                        3,035.4                 $5.22                      24.6
                               ==================    ==================     =====================

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the years ended July 1, 2007, July 2, 2006 and July 3, 2005 and the consolidated balance sheet data as of July 1, 2007 and July 2, 2006, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended June 27, 2004 and June 29, 2003, and the selected consolidated balance sheet data as of July 3, 2005, June 27, 2004 and June 29, 2003, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

                                                                         Years ended (1)
                                                   ----------------------------------------------------------------------
                                                      July 1,       July 2,        July 3,     June 27,      June 29,
                                                       2007          2006           2005         2004          2003
                                                   ------------- -------------- ------------- ------------ --------------
                                                                (in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues:
  E-commerce                                        $ 749,238     $ 706,001       $ 620,831     $ 570,509   $ 536,349
  Other (retail/wholesale)                            163,360        75,740          49,848        33,469      29,269
                                                   ------------- -------------- ------------- ------------ --------------
    Total net revenues                                912,598       781,741         670,679       603,978     565,618
Cost of revenues                                      520,132       456,097         395,028       351,111     324,565
                                                   ------------- -------------- ------------- ------------ --------------
Gross profit                                          392,466       325,644         275,651        252,867    241,053
Operating expenses:
  Marketing and sales                                 262,303       239,573         198,935       172,251     170,013
  Technology and development                           21,316        19,819          14,757        13,799      13,937
  General and administrative                           56,017        43,978          35,572        30,415      29,593
  Depreciation and amortization                        17,837        15,765          14,489        14,992      15,389
                                                   ------------- -------------- ------------- ------------ --------------
    Total operating expenses                          357,473       319,135         263,753       231,457     228,932
                                                   ------------- -------------- ------------- ------------ --------------
Operating income                                       34,993         6,509          11,898        21,410      12,121
Other income (expense), net                            (5,984)         (141)          1,349           320         117
                                                   ------------- -------------- ------------- ------------ --------------
Income before income taxes                             29,009         6,368          13,247        21,730      12,238
Income tax expense (benefit)                           11,891         3,181           5,398       (19,174)          -
                                                   ------------- -------------- ------------- ------------ --------------
Net income                                            $17,118       $ 3,187         $ 7,849       $40,904    $ 12,238
                                                   ============= ============== ============= ============ ==============
Net income per common share:
  Basic                                                 $0.27         $0.05           $0.12         $0.62       $0.19
                                                   ============= ============== ============= ============ ==============
  Diluted                                               $0.26         $0.05           $0.12         $0.60       $0.18
                                                   ============= ============== ============= ============ ==============
Shares used in the calculation of net income
  per common share:
  Basic                                                63,786        65,100          66,038        65,959      65,566
                                                   ============= ============== ============= ============ ==============
  Diluted                                              65,526        66,429          67,402        68,165      67,670
                                                   ============= ============== ============= ============ ==============




Note (1): The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years ended July 1, 2007, July 2, 2006, June 27, 2004 and June 29, 2003 consisted of 52 weeks, while the fiscal year ended July 3, 2005 consisted of 53 weeks.

Note (2): Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. The impact of the adoption, which reduced net income per common share by $0.05 for both of the fiscal years ended July 1, 2007 and July 2, 2006, is described in further detail in Note 2 of the Company's Annual Financial Statements.

                                                                                            As of
                                                          -------------- ------------- -------------- --------------- --------------
                                                           July 1, 2007   July 2, 2006  July 3, 2005   June 27, 2004   June 29, 2003
                                                          -------------- ------------- -------------- --------------- --------------
                                                                                       (in thousands)
      Consolidated Balance Sheet Data:
      Cash and equivalents and short-term investments       $ 16,087       $ 24,599        $ 46,608      $ 103,374       $ 61,218
      Working capital                                         51,419         44,250          44,739         83,704         26,875
      Investments-non current                                      -              -               -          8,260         19,471
      Total assets                                           352,507        346,634         251,952        261,552        214,796
      Long-term liabilities                                   78,911         79,221           5,281          8,874         12,820
      Total stockholders' equity                             201,031        193,183         186,334        186,390        137,288


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For more than 30 years, 1-800-FLOWERS.COM, Inc. - "Your Florist of Choice(R)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods and confections, and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers delivered through its "Fresh From Our Growers(TM)" program.

Customers can "call, click or come in" to shop 1-800-FLOWERS.COM 24 hours a day, 7 days a week via the phone or Internet (1-800-356-9377 or www.1800flowers.com) or by visiting a Company-operated or franchised store. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness is guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and children's gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com); Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); gourmet gifts including popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co. (R) (1-800-443-8124 or wwwcherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); wine gifts from Ambrosia.com (www.ambrosiawine.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and the BloomNet(R) international floral wire service, which provides quality products and diverse services to a select network of florists.

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

                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   July 1,                      July 2,                     July 3,
    Net revenues                                    2007        % Change         2006        % Change        2005
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)
    Net revenues:
        1-800-Flowers.com Consumer Floral         $491,404          8.7%       $452,188           7.2%      $422,012
        BloomNet Wire Service                       44,379         48.5%         29,884          37.2%        21,784
        Gourmet Food & Gift Baskets                192,698         83.5%        105,002          93.5%        54,263
        Home & Children's Gifts                    186,948         (5.1%)       196,919          14.3%       172,317
        Corporate (*)                                1,652         19.0%          1,388         (25.5%)        1,863
        Intercompany eliminations                   (4,483)       (23.2%)        (3,640)       (133.3%)       (1,560)
                                                ------------                 -------------               -------------
    Total net revenues                            $912,598         16.7%       $781,741          16.6%      $670,679
                                                ============                 =============               =============


                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   July 1,                      July 2,                     July 3,
    Gross Profit                                    2007        % Change         2006        % Change        2005
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)

    Gross profit:

       1-800-Flowers.com Consumer Floral          $192,921         13.2%      $170,352           6.8%      $159,553
                                                      39.3%                       37.7%                        37.8%

       BloomNet Wire Service                        24,844         55.4%        15,989          35.6%        11,795
                                                      56.0%                       53.5%                        54.1%

       Gourmet Food & Gift Baskets                  88,207         85.9%        47,442          99.3%        23,806
                                                      45.8%                       45.2%                        43.9%

       Home & Children's Gifts                      85,899         (6.2%)       91,555          14.8%        79,728
                                                      45.9%                       46.5%                        46.3%

       Corporate (*)                                   764         38.7%           551         (31.6%)          806
                                                      46.2%                       39.7%                        43.3%

       Intercompany eliminations                      (169)                       (245)                         (37)
                                                ------------                 -------------               -------------
    Total gross profit                            $392,466         20.5%      $325,644          18.1%      $275,651
                                                ============                 =============               =============
                                                      43.0%                       41.7%                        41.1%
                                                ============                 =============               =============



                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   July 1,                      July 2,                     July 3,
    EBITDA(**)                                      2007        % Change         2006        % Change        2005
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)

    Category Contribution Margin:
       1-800-Flowers.com Consumer Floral           $64,580         38.8%       $46,518          (1.1%)      $47,039
       BloomNet Wire Service                        14,169         99.4%         7,106          20.2%         5,912
       Gourmet Food & Gift Baskets                  26,377        286.4%         6,827         790.1%           767
       Home & Children's Gifts                      (1,215)      (117.0%)        7,134           5.8%         6,741
                                                ------------                 -------------               -------------

    Category Contribution Margin Subtotal          103,911         53.7%        67,585          11.8%        60,459
       Corporate (*)                               (51,081)       (12.7%)      (45,311)        (33.0%)      (34,072)
                                                ------------                 -------------               -------------
     EBITDA                                        $52,830        137.2%       $22,274         (15.6%)      $26,387
                                                ============                 =============               =============

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

  Reconciliation of Net Income to EBITDA:

                                                                                  Years Ended
                                                                  -------------------------------------------
                                                                    July 1,         July 2,         July 3,
                                                                     2007            2006            2005
                                                                  -------------  -------------  -------------
                                                                                  (in thousands)

         Net income                                                $17,118          $3,187           $7,849
         Add:
          Interest expense                                           7,390           1,407              481
          Depreciation and amortization                             17,837          15,765           14,489
          Income tax expense                                        11,891           3,181            5,398
         Less:
          Interest income                                            1,381           1,260            1,690
          Other income (expense)                                        25               6              140
                                                                  -------------  -------------  -------------
         EBITDA                                                    $52,830         $22,274          $26,387
                                                                  =============  =============  =============




Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2007 and 2006, which ended on July 1, 2007 and July 2, 2006, respectively, consisted of 52 weeks, while fiscal year 2005, which ended on July 3, 2005, consisted of 53 weeks.

Net Revenues

                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   July 1,                      July 2,                     July 3,
                                                    2007        % Change         2006        % Change        2005
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)
     Net revenues:
       E-Commerce                                 $749,238        6.1%           $706,001       13.7%      $620,831
       Other                                       163,360      115.7%             75,740       51.9%        49,848
                                                   -------                         ------                    ------
                                                  $912,598       16.7%           $781,741       16.6%      $670,679
                                                  ========                       ========                  ========



Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

The Company's revenue growth of 16.7% during the fiscal year ended July 1, 2007 was due to a combination of organic growth, as well as the acquisitions of Fannie May Confections Brands, a manufacturer and retailer of premium chocolates and other confections, acquired on May 1, 2006 and Wind & Weather, a direct marketer of weather-themed gifts, acquired on October 31, 2005. Organic revenue growth, including post acquisition growth of the aforementioned acquisitions, adjusted for the disposition of certain Company owned floral retail stores, during fiscal 2007 was approximately 8%, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) cost effective spending on its marketing and selling programs, designed to improve customer acquisition and accelerate top-line growth.

The Company's revenue growth of 16.6% during the fiscal year ended July 2, 2006 was due to a combination of organic growth, as well as the acquisitions of Cheryl & Co., acquired on March 28, 2005, Wind & Weather, acquired on October 31, 2005, and Fannie May Confections Brands, acquired on May 1, 2006. Organic revenue growth, including post acquisition growth of the aforementioned acquisitions, during fiscal 2006 was approximately 10%, adjusted for the additional week of sales during fiscal 2005 which consisted of 53 weeks, compared to fiscal 2006 which consisted of 52 weeks.

The Company fulfilled approximately 11,635,000, 11,315,000 and 10,213,000 orders through its e-commerce (combined online and telephonic) sales channel during the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005, respectively, representing increases of 2.8% and 10.8% over the respective prior fiscal years. The Company's e-commerce (combined online and telephonic) sales channel average order value increased 3.2% to $64.37 during fiscal 2007, and 2.6% to $62.39 during fiscal 2006, as a result of increased service and shipping charges (in line with industry norms) to partially offset the impact of increased fuel costs passed on from freight carriers.


Other revenues for the fiscal years ended July 1, 2007 and July 2, 2006, increased in comparison to the same periods of the prior year, primarily as a result of the retail/wholesale contribution of Fannie May Confections Brands, as well as the continued membership growth and wholesale floral product and service offerings from the Company's BloomNet Wire Service category. Additionally, during fiscal 2006, other revenues increased from the retail/wholesale contribution of Cheryl & Co.


The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the fiscal years ended July 1, 2007 and July 2, 2006, increased by 8.7% and 7.2% over the respective prior year periods, primarily from a combination of increased average order value and order volumes from its e-commerce sales channel, offset in part by lower retail sales from its company-owned floral stores due to the planned transition of Company stores to franchise ownership.


The BloomNet Wire Service category includes revenues from membership fees as well as other service offerings to florists. Net revenues during the fiscal years ended July 1, 2007 and July 2, 2006 increased by 48.5% and 37.2% over the respective prior year periods, primarily as a result of increased florist membership, expanded product and service offerings, pricing initiatives and an increase in wholesale floral product sales.


The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections Brands, The Popcorn Factory and The Winetasting Network brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn and wine gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May Confections brands, as well as wholesale operations. Net revenue during the fiscal year ended July 1, 2007 increased by 83.5% over the prior year period, as a result of the contribution of Fannie May Confections Brands, which was acquired in May 2006, and strong organic growth within the Cheryl & Co. Net revenue during the fiscal year ended July 2, 2006 increased by 93.5% over the prior year period, as a result of the contribution of Cheryl & Co., which was acquired in March 2005, and strong organic growth within The Popcorn Factory brand.


The Home & Children's Gifts category includes revenues from the Plow & Hearth, Wind & Weather, Problem Solvers, Madison Place, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its e-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores operated under the Plow & Hearth brand. Net revenue during the year ended July 1, 2007 decreased by 5.1% over the prior year period due to a lack of new "hit" products and an overall macro decline in customer demand within this category. During the second quarter of fiscal 2007, efforts to expand titles outside of the core Plow & Hearth brand did not attract the level of customer demand to justify the increase in marketing costs. In response to the poor results, during the third quarter of fiscal 2007, management implemented several changes to improve the performance within this category: (i) revised the aforementioned plans to expand and add titles, (ii) strengthened the management team, (iii) improved the creative look and feel of the catalogs and (iv) revised the circulation plans for all titles to place more focus on the category's existing customer base. Net revenue during the fiscal year ended July 2, 2006 increased by 14.3% over the prior year period as a result of increased average order value and order volumes from its e-commerce sales channel, including the contribution of Wind & Weather, as well as higher retail sales from the Plow & Hearth brand company-owned stores due to the addition of 3 new store locations.

Over the past several years, through a combination of organic efforts and strategic acquisitions, the Company has rapidly grown its revenues, achieving a solid base of business which is approaching $1 billion. For fiscal 2008, the Company anticipates continued strong growth in its key business categories:
Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets, partially offset by anticipated flat growth in its Home and Children's category. As a result, the Company anticipates organic revenue growth for the year in a range of 7-9 percent.


Gross Profit

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            July 1,                      July 2,                     July 3,
                                             2007        % Change         2006        % Change        2005
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)

     Gross profit                          $392,466         20.5%         $325,644       18.1%      $275,651
     Gross margin %                            43.0%                          41.7%                     41.1%

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

Gross profit increased during the fiscal years ended July 1, 2007 and July 2, 2006, in comparison to the same periods of the prior years, primarily as a result of the revenue growth described above and an increase in gross margin percentage. Gross margin percentage increased 130 basis points and 60 basis points during the fiscal years ended July 1, 2007 and July 2, 2006, respectively, as a result of product mix and pricing initiatives as well as continued improvements in customer service, fulfillment, including improved outbound shipping rates, and merchandising programs.

The 1-800-Flowers.com Consumer Floral category gross profit for the fiscal years ended July 1, 2007 and July 2, 2006, increased by 13.2% and 6.8% over the respective prior year periods, as a result of the aforementioned increase in net revenues. During fiscal 2007, gross margin percentage increased 160 basis points to 39.3% as a result of improvements in sourcing, fulfillment logistics, including reduced outbound shipping rates, and pricing initiatives. During fiscal 2006, gross margin percentage decreased 10 basis points to 37.7% as a result of increases in carrier fuel charges.

The BloomNet Wire Service category gross profit for the fiscal years ended July 1, 2007 and July 2, 2006, increased by 55.4% and 35.6% over the respective prior year periods as a result of increases in florist membership, product and service offerings, pricing initiatives and floral wholesale product sales. Gross margin percentage increased 250 basis points to 56.0% primarily as a result of sales mix, whereas, the gross margin percentage during fiscal 2006 decreased by 60 basis points as a result of increases in carrier fuel charges on sales of floral wholesale products.

The Gourmet Food & Gift Basket category gross profit for the fiscal year ended July 1, 2007 increased by 85.9% over fiscal 2006 as a result of the incremental revenue generated by Fannie May Confections Brands and strong organic growth within the Cheryl & Co. brand, combined with an increase in gross margin percentage of 60 basis points, to 45.8%, as a result of improvements in outbound shipping rates and merchandising programs across all brands within the category. Gross profit for the fiscal year ended July 2, 2006 increased by 99.3% over fiscal 2005 as a result of the incremental revenue and higher gross margin percentage generated by Cheryl & Co., combined with the strong organic growth of The Popcorn Factory brand. As a result, during fiscal 2006, gross margin percentage increased by 130 basis points to 45.2%.

The Home & Children's Gift category gross profit for the fiscal year ended July 1, 2007 decreased by 6.2% over the respective prior year period as a result of the aforementioned decline in sales, combined with a lower gross margin percentage, which declined by 60 basis points to 45.9%, due to sales mix and markdowns to move inventory. During the year ended July 2, 2006, gross profit increased by 14.8% as a result of the aforementioned increase in revenue combined with an improvement in gross margin percentage, which increased 20 basis points to 46.5%, as a result of sourcing initiatives.

During fiscal year 2008, the Company expects that its gross margin percentage will continue to improve, primarily through: (i) growth of its higher margin business categories including Gourmet Food and Gift Baskets and BloomNet Wire
Service, (ii) improved product sourcing, new product development and process improvement initiatives implemented during the fiscal 2007, (iii) continued improvements in performance of the Consumer Floral segment, and (iv) refocus on the core Home and Children's Gifts' businesses.

Marketing and Sales Expense

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            July 1,                      July 2,                     July 3,
                                             2007        % Change         2006        % Change        2005
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)

     Marketing and sales                   $262,303         9.5%         $239,573         20.4%     $198,935
     Percentage of sales                       28.7%                         30.6%                      29.7%


Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

During the fiscal year ended July 1, 2007, marketing and sales expenses decreased from 30.6% to 28.7% of net revenues, reflecting improved operating leverage from a number of cost-saving initiatives and the completion of the investment phase of the Company's BloomNet Wire Service business, including the absorption of incremental personnel to expand membership, increase product and service offerings, and increase BloomNet Technologies penetration. This leverage was achieved through significant improvement within the Company's 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets categories, as efforts to grow the Home and Children's Gifts businesses through the introduction of titles outside of the core Plow & Hearth brand did not attract the necessary level of customer demand to justify the costs.

During the fiscal year ended July 2, 2006, marketing and sales expense increased as a percentage of net revenues as a result of several factors including: (i) the Company's efforts to increase new customer acquisition and accelerate top-line growth through increased marketing efforts both online and via broadcast advertising, (ii) investments required to expand its BloomNet business-to-business floral operations, (iii) incremental expenses associated with the Company's recent acquisitions, which, while contributing to revenue growth and achieving higher gross product margins, also incur higher marketing expenses, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment"
- refer to Footnote 2 of the Company's Annual Financial Statements for further details.

During the fiscal years ended July 1, 2007 and July 2, 2006, marketing and sales expense increased over the respective prior year periods by 9.5% and 20.4% as a result of several factors, including: (i) incremental expenses associated with the acquisition of Fannie May Confections Brands in May 2006 and Cheryl & Co. in March 2005, (ii) incremental variable costs to accommodate higher sales volumes, and (iii) personnel associated with the expansion of the BloomNet Wire Service business. Additionally, as previously mentioned, fiscal 2006 was further impacted by the adoption of SFAS No. 123(R), "Share-Based Payment".

During the fiscal year ended July 1, 2007, the Company added approximately 3,464,000 new e-commerce customers, compared to 3,556,000 and 3,311,000 in fiscal 2006 and fiscal 2005, respectively. Of the 6,630,000 total customers who placed e-commerce orders during the fiscal year ended July 1, 2007, approximately 47.7% were repeat customers, compared to 46.4% in both prior fiscal years, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

During fiscal 2007, the Company focused on improving its operating expense ratio through a number of cost saving initiatives, including catalog printing and e-mail pricing improvements, as well as a review of the type, quantity and effectiveness of its marketing programs. In addition to the improved operating results expected now that the Company has completed the investment phase of its BloomNet florist business, during fiscal 2008, the Company expects that marketing and sales expense will continue to decrease as a percentage of net revenue in comparison to the prior years.

Technology and Development Expense

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            July 1,                      July 2,                     July 3,
                                             2007        % Change         2006        % Change        2005
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)

     Technology and development            $21,316          7.6%          $19,819        34.3%       $14,757
     Percentage of sales                       2.3%                           2.5%                       2.2%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems.

During the fiscal year ended July 1, 2007, technology and development expense decreased to 2.3% of net revenue, reflecting improved operating leverage, however, technology and development expense increased by 7.6% over the prior year period, as a result of the incremental expenses associated with Fannie May Confections Brands, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform.

During the fiscal year ended July 2, 2006, technology and development expense increased to 2.5% of net revenues primarily as a result of: (i) incremental expenses associated with system improvements required by The Winetasting Network, and integration projects for Wind & Weather, which was absorbed into the Company's Madison, Virginia operations, (ii) content development for the upgrade of the Company's 1-800-Flowers.com branded website which was launched in the fourth quarter of fiscal 2006, (iii) increases in the cost of maintenance and license agreements required to support the Company's technology platform, and (iv) the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer to Footnote 2 of the Company's Annual Financial Statements for further details.

During the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005 the Company expended $32.3 million, $33.6 million, and $24.0 million, respectively, on technology and development, of which $11.0 million, $13.8 million, and $9.2 million, respectively, has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives. While many of its acquisition-related integration projects are complete, as a result of incremental expenses associated with Fannie May Confections Brands, the Company expects that its spending for the fiscal 2008 will remain consistent, as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expenses

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            July 1,                      July 2,                     July 3,
                                             2007        % Change         2006        % Change        2005
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)


     General and administrative            $56,017          27.4%         $43,978        23.6%       $35,572
     Percentage of sales                       6.1%                           5.6%                       5.3%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 27.4% and 23.6% during the fiscal years ended July 1, 2007 and July 2, 2006, respectively, and by 50 basis points and 30 basis points as a percentage of net revenues in comparison to the respective prior year periods, primarily as a result of: (i) incremental expenses associated with the acquisitions of Fannie May Confections Brands in

May 2006 and Cheryl & Co. in March 2005, (ii) increased legal and professional fees, and (iii) the achievement of certain performance related bonus targets in fiscal 2007 which were not earned in the prior fiscal years. Additionally, general and administrative expense during fiscal 2006 was further impacted by incremental expenses associated with the Company's corporate headquarters relocation in December 2005, and the impact of adopting SFAS No. 123(R), "Share-Based Payment" - refer to Footnote 2 of the Company's Annual Financial Statements for further details.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, the Company expects that its general and administrative expenses as a percentage of net revenue during fiscal 2008 will remain consistent with the prior year period.

Depreciation and Amortization

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            July 1,                      July 2,                     July 3,
                                             2007        % Change         2006        % Change        2005
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)


     Depreciation and amortization         $17,837          13.1%         $15,765        8.8%        $14,489
     Percentage of sales                       2.0%                           2.0%                       2.2%

Depreciation and amortization expense increased by 13.1% and 8.8% during the fiscal years ended July 1, 2007 and July 2, 2006, respectively, in comparison to the prior year periods as a result of the incremental amortization expense related to the intangibles established as a result of the acquisitions of Fannie
May Confections Brands and Wind & Weather in fiscal 2006 and Cheryl & Co. in fiscal 2005, as well as depreciation associated with recently completed technology projects designed to provide improved order/warehouse management functionality across the enterprise.

The Company believes that continued investment in its infrastructure,  primarily in the areas of technology  and  development,  including the  improvement of the technology  platforms are critical to attaining its strategic  objectives.  As a
result  of  these  improvements,   and  the  increase  in  amortization  expense
associated with intangibles established as a result of recent acquisitions,  the
Company  expects that  depreciation  and  amortization  for the fiscal 2008 will remain  consistent  as a percentage  of net revenues in  comparison to the prior year.


Other Income (Expense)
                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            July 1,                      July 2,                     July 3,
                                             2007        % Change         2006        % Change        2005
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)


     Interest income                       $1,381           9.6%          $1,260         (25.4)%     $1,690
     Interest expense                      (7,390)       (425.2)%         (1,407)       (192.5)%       (481)
     Other, net                                25         316.7%               6         (95.7)         140
                                         ------------                 -------------               -------------
                                          $(5,984)       (4,144.0)%        $(141)       (110.5)%     $1,349
                                         ============                 =============               =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt, and revolving line of credit. In order to finance the acquisition of Fannie May Confections Brands, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 24, 2006, currently includes an $85.0 million term loan and a $60.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc.

The decrease in other income (expense) during the fiscal years ended July 1, 2007 and July 2, 2006, respectively, in comparison to prior years was the result of higher interest expense on the Company's 2006 Credit Facility. Additionally, other income (expense) during fiscal 2006 decreased as a result of lower interest income, resulting from a decrease in average cash balances, due to the acquisitions of the The Winetasting Network in November 2004, Cheryl & Co. in March 2005, Wind & Weather in November 2005, and Fannie May Confections Brands in May 2006, which was partially funded from the Company's existing cash balances, as well as the Company's stock buy-back program.


Income Taxes

During the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005, the Company recorded income tax expense of $11.9 million, $3.2 million and $5.4 million, respectively. The Company's effective tax rate for the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005 was 41.0%, 50.0% and 40.7%,
respectively. The decrease in the effective tax rate during the fiscal year ended July 1, 2007 resulted from the dilution of the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), over an increased level of income before taxes in comparison the prior fiscal year. The increase in the effective tax rate during the fiscal year ended July 2, 2006, resulted from the impact of stock-based compensation recognized in accordance with SFAS No. 123(R) which was adopted in fiscal 2006, thus resulting in an increase in the annual effective income tax rate for fiscal 2006 of approximately 8.5% from the associated book/tax differences in accounting for incentive stock options. Additionally, the Company's effective tax rate for the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

At  July  1,  2007,  the  Company's  net  operating  loss   carryforwards   were
approximately $27.7 million, which, if not utilized, will begin to expire in fiscal year 2020.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2007 and 2006. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                    Three months ended
                                     --------------------------------------------------------------------------------------
                                      Jul. 1,    Apr. 1,   Dec.31,    Oct. 1,    Jul. 2,   Apr. 2,    Jan. 1,     Oct. 2,
                                       2007       2007      2006       2006       2006      2006       2006        2005
                                     --------- --------- ---------- ----------- --------- ---------- ---------- -----------
                                                         (in thousands, except per share data)
Net revenues:
 Ecommerce (telephonic/online)       $194,228  $175,592   $270,159    $109,259  $185,042   $161,820  $258,484   $100,655
 Other                                 37,593    38,187     59,707      27,873    26,088     18,197    19,345     12,110
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Total net revenues                    231,821   213,779    329,866     137,132   211,130    180,017   277,829    112,765
Cost of revenues                      132,833   127,092    177,889      82,318   126,778    109,743   152,837     66,739
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Gross profit                           98,988    86,687    151,977      54,814    84,352     70,274   124,992     46,026

Operating expenses:
 Marketing and sales                   61,873    59,023     99,037      42,370    60,287     53,188    87,874     38,224
 Technology and development             5,485     5,469      5,201       5,161     5,083      5,170     4,797      4,769
 General and administrative            14,545    14,198     13,931      13,343    11,804     11,181    10,357     10,636
 Depreciation and amortization          4,812     4,447      3,834       4,744     4,555      3,877     3,809      3,524
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------
    Total operating expenses           86,715    83,137    122,003      65,618    81,729     73,416   106,837     57,153
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Operating income (loss)                12,273     3,550     29,974     (10,804)    2,623     (3,142)   18,155    (11,127)

Other income (expense), net              (979)   (1,347)    (2,178)     (1,480)     (678)       515      (115)       137
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Income (loss) before income taxes      11,294     2,203     27,796     (12,284)     1,945    (2,627)     18,040   (10,990)
Income tax expense (benefit)            4,732     1,150     10,874      (4,865)       928    (1,087)      7,704    (4,364)
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Net income (loss)                      $6,562    $1,053    $16,922     $(7,419)    $1,017   $(1,540)    $10,336   $(6,626)
                                     ========= ========= ========== =========== ========= ========== ========== ==========

Basic and diluted net income (loss)
 per share:                             $0.10     $0.02      $0.26      ($0.11)     $0.02    $(0.02)      $0.16    $(0.10)
                                     ========= ========= ========== =========== ========= ========== ========== ==========

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, including the acquisitions of Wind & Weather and Fannie May Confections Brands. during fiscal 2006, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter. For fiscal 2008, however, the Easter holiday will occur in the Company's third fiscal quarter, thus creating high growth in the Company's third fiscal quarter and lower growth in the Company's fourth fiscal quarter.

Liquidity and Capital Resources

At July 1, 2007, the Company had working capital of $51.4 million, including cash and equivalents of $16.1 million, compared to working capital of $44.3 million, including cash and equivalents of $24.6 million, at July 2, 2006.

Net cash provided by operating activities of $32.3 million for the fiscal year ended July 1, 2007 was primarily attributable to net income, adjusted to add back non-cash charges for depreciation and amortization, deferred income taxes and stock-based compensation, offset in part by increases in inventory (primarily due to the strong growth in the Gourmet Food and Gift Baskets category as well as slower growth in the Home & Children's Gifts category) and receivables (due to the strong growth in the Gourmet Food and Gift Baskets category as well as the BloomNet Wire Service category).

Net cash used in investing activities of $16.7 million for the fiscal year ended July 1, 2007 was primarily attributable to capital expenditures related to the Company's technology and distribution infrastructure, offset in part by the sale of certain Company owned floral retail stores to franchise operators.

Net cash used in financing activities of $24.2 million for the fiscal year ended July 1, 2007, was primarily due to the scheduled repayments (net) of the Company's debt and bank borrowings against the Company's 2006 Credit Facility and capital lease obligations of $10.3 million, and the repurchase of 3,035,367 shares of treasury stock in the amount of $15.9 million, offset by the net proceeds received upon the exercise of employee stock options.

On May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $60.0 million revolving credit facility, as adjusted, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants.

The Company had historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. However, due to the Company's continued expansion into non-floral products, including the acquisition of Fannie May Confections Brands, as well as its recent acquisition of $15.9 million of treasury stock, during the second half of fiscal 2007, the Company expects to borrow against its existing line of credit to fund working capital requirements related to pre-holiday manufacturing and inventory purchases. At July 1, 2007, the Company had no outstanding amounts under its revolving credit facility, but anticipates borrowing against the facility prior to the end of its first quarter. The Company anticipates that such borrowings will peak during its fiscal second quarter, before being repaid prior to the end of that quarter.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. Under this program, as of July 1, 2007, the Company had repurchased 1,534,677 shares of common stock for $11.3 million. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares ($15.7 million) from an affiliate. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.7 million remains authorized but unused.

At July 1, 2007, the Company's contractual obligations consist of:

                                                                     Payments due by period
                                     ----------------------------------------------------------------------------
                                                                        (in thousands)
                                                      Less than 1        1 - 3        3 - 5          More than 5
                                       Total                 year        years        years                years
                                     -----------    --------------    ----------   ------------     -------------



Long-term debt
(including interest)                  $ 93,113            $14,741       $32,610        $45,762         $     -
Capital lease obligations                   99                 41            27             25               6
Operating lease obligations             68,577             10,812        16,436         13,182          28,147
Sublease obligations                     6,232              2,099         2,904            976             253
Purchase commitments (*)                33,788             33,788             -              -               -
                                     -----------    --------------    ----------   ------------     -------------
   Total                              $201,809            $61,481       $51,977        $59,945         $28,406
                                     ===========    ==============    ==========   ============     =============

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

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company's online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point. Net revenues generated by the Company's BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists. Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms of FOB shipping point.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement No. 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of July 1, 2007, the Company's outstanding debt, including current maturities, approximated $78.1 million, of which $76.5 million was variable rate debt. Each 25 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.2 million as of July 1, 2007. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.
          Selected Quarterly Financial Data: See Part II, Item 7 of this Annual Report on Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 9A.  CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as of July 1, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 1, 2007.

          Management's Report on Internal Control Over Financial Reporting

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effectuated by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of July 1, 2007. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Based on this assessment, management believes that, as of July 1, 2007 the Company's internal control over financial reporting is effective.

          Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting, as of July 1, 2007; their report is included below.

Report of Independent Registered Public Accounting Firm

The  Board  of  Directors  and  Stockholders  of  1-800-FLOWERS.COM,   Inc.  and
Subsidiaries

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 1, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 1, 2007 and July 2, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2007 and our report dated September 10, 2007 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Melville, New York
September 10, 2007

          Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

          None.

                                    PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information set forth in the Proxy Statement for the 2007 annual meeting of stockholders is incorporated herein by reference.

          The Company maintains a Code of Ethics, which is applicable to all directors, officers and employees on the Investor Relations-Corporate Governance tab of the Company's website at www.1800flowers.com. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. A copy of the Code of Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, New York 11514.

Item 11.  EXECUTIVE COMPENSATION

          The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

          The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (a) (1) Index to Consolidated Financial Statements:
                                                                            Page
                                                                            ----
    Report of Independent Registered Public Accounting Firm                  F-1
    Consolidated Balance Sheets as of July 1, 2007 and July 2, 2006          F-2
    Consolidated Statements of Income for the years ended July 1, 2007,
     July 2, 2006 and July 3, 2005                                           F-3
    Consolidated Statements of Stockholders' Equity for the years ended
     July 1, 2007, July 2, 2006 and July 3, 2005                             F-4
    Consolidated Statements of Cash Flows for the years ended July 1, 2007,
     July 2, 2006 and July 3, 2005                                           F-5
    Notes to Consolidated Financial Statements                               F-6

 (a)(2) Index to Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts                          S-1

    All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

 (a)(3) Index to Exhibits

    Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 are management contracts or compensatory plans or arrangements.

Exhibit   Description
-------   -----------
  *2.1 Stock Purchase Agreement dated as of April 5, 2006, by and among 1-800-FLOWERS.COM, Inc., FMCB Acquisition Co., Inc., Fannie May Confections Brands, Inc. (formerly known as Alpine Confections, Inc.), Alpine Confections Holdings, Inc., Alpine Confections Canada, ULC, Maxfield Candy Company, Kencraft, Inc., the security holders of Fannie May Confections Brands, Inc. whose names are set forth on the signature pages thereto and R. Taz Murray, as Sellers' Representative. (Current Report on Form 8-K filed on May 4, 2006, Exhibit 2.1)
  *3.1 Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 3.1)
  *3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
  *3.3   Amended and Restated By-laws.(Registration Statement on Form S-1/A
         (No. 333-78985)filed on May 21, 1999, Exhibit 3.3)
  *4.1 Specimen Class A common stock certificate.(Registration Statement on Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 4.1)
  *4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
 *10.2 Credit Agreement dated as of May 1, 2006 among 1-800-FLOWERS.COM, Inc. the Subsidiary Borrowers party thereto, the Guarantors party thereto and JP Morgan Chase Bank, N.A. as administrative agent. (Current Report on Form 8-K filed on May 5, 2006, Exhibit 99.1).
 *10.3   1997 Stock Option Plan, as amended. (Registration Statement on Form
         S-1 (No. 333-78985)filed on May 21, 1999, Exhibit 10.10)
 *10.4   1999 Stock Incentive Plan. (Registration Statement on Form S-1/A
         (No. 333-78985)filed on July 27, 1999, Exhibit 10.18)

 *10.5 Employment Agreement, effective as of July 1, 1999 between James F. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 10.19)
 *10.6   Employment Agreement, effective as of July 1, 1999 between Christopher
         G. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985)filed on July 9, 1999, Exhibit 10.20)
 *10.7 2003 Long Term Incentive and Share Award Plan (Definitive Proxy Statement filed on October 27, 2003 (No. 000-26841), Annex D)
 *10.8 Employment Agreement, dated as of May 2, 2006 by and among 1-800-FLOWERS.COM, Inc., Fannie May Confections Brands, Inc. and David Taiclet.
 *10.9 Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc.(Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)
 10.10 Amendment No. 1 dated as of October 24, 2006 to the Credit Agreement dated as of May 1, 2006 among 1-800-FLOWERS.COM, Inc. the Subsidiary Borrowers party thereto, the Guarantors party thereto and JP Morgan Chase Bank, N.A., as administrative agent.
 10.11 Revolving Credit Commitment Increase Letter, effective as of October 25, 2006, pursuant to the Credit Agreement dated as of May 1, 2006 among 1-800-FLOWERS.COM, Inc. the Subsidiary Borrowers party thereto, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
  21.1   Subsidiaries of the Registrant.
  23.1   Consent of Independent Registered Public Accounting Firm.
  24.1   Powers of Attorney (included in the signature page).
  31.1   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.
  32.1   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.
 _____________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2007                  1-800-FLOWERS.COM, Inc.

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


Dated: September 12, 2007                  By:   /s/ James F. McCann
                                           -------------------------
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)

Dated: September 12, 2007                  By:   /s/ William E. Shea
                                           --------------------------
                                           William E. Shea
                                           Senior Vice President Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

Dated: September 12, 2007                  By:   /s/ Christopher G. McCann
                                           -------------------------------
                                           Christopher G. McCann
                                           Director, President

Dated: September 12, 2007                  By:   /s/ Lawrence Calcano
                                           -------------------------------
                                           Lawrence Calcano
                                           Director

Dated: September 12, 2007                  By:   /s/ James A. Cannavino
                                           -------------------------------
                                           James A. Cannavino
                                           Director

Dated: September 12, 2007                  By:   /s/ John J. Conefry, Jr.
                                           -------------------------------
                                           John J. Conefry, Jr.
                                           Director

Dated: September 12, 2007                  By:   /s/ Leonard J. Elmore
                                           -------------------------------
                                           Leonard J. Elmore
                                           Director

Dated: September 12, 2007                  By:   /s/ Jan L. Murley
                                           -------------------------------
                                           Jan L. Murley
                                           Director

Dated:  September 12, 2007                 By:   /s/ Jeffrey C. Walker
                                           -------------------------------
                                           Jeffrey C. Walker
                                           Director

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of July 1, 2007 and July 2, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 1, 2007 and July 2, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective July 4, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1-800-FLOWERS.COM, Inc.'s internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2007 expressed an unqualified opinion thereon.

                                                 /s/ Ernst & Young LLP

Melville, New York
September 10, 2007

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                              Consolidated Balance Sheets
                                           (in thousands, except share data)

                                                                                          July 1,       July 2,
                                                                                            2007         2006
                                                                                        ------------- ------------

Assets
Current assets:
 Cash and equivalents                                                                    $ 16,087      $ 24,599
 Receivables, net                                                                          17,010        13,153
 Inventories                                                                               62,051        52,954
 Deferred income taxes                                                                     19,260        17,427
 Prepaid and other                                                                          9,576        10,347
                                                                                        ------------- ------------
      Total current assets                                                                123,984       118,480
Property, plant and equipment, net                                                         62,561        59,732
Goodwill                                                                                  112,131       131,141
Other intangibles, net                                                                     52,750        29,822
Deferred income taxes                                                                           -         6,224
Other assets                                                                                1,081         1,235
                                                                                        ------------- ------------
Total assets                                                                             $352,507      $346,634
                                                                                        ============= ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                                   $ 62,433        63,870
 Current maturities of long-term debt and obligations under capital leases                 10,132        10,360
                                                                                        ------------- ------------
      Total current liabilities                                                            72,565        74,230
Long-term debt and obligations under capital leases                                        68,000        78,063
Deferred income taxes                                                                       8,230             -
Other liabilities                                                                           2,681         1,158
                                                                                        ------------- ------------
Total liabilities                                                                         151,476       153,451
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                     -             -
 Class A common stock, $.01 par value, 200,000,000 shares authorized,30,298,019
   and 29,872,183 shares issued in 2007 and 2006, respectively                                303           299
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
   shares issued in 2007 and 2006                                                             421           421
 Additional paid-in capital                                                               269,270       262,667
 Retained deficit                                                                         (38,893)      (56,011)
 Treasury stock, at cost-4,590,717 and 1,555,350 Class A shares in 2007 and 2006,
   respectively, and 5,280,000 Class B shares                                             (30,070)      (14,193)
                                                                                        ------------- ------------
      Total stockholders' equity                                                          201,031       193,183
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                               $352,507      $346,634
                                                                                        ============= ============


See accompanying notes.

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                            Consolidated Statements of Income
                                          (in thousands, except per share data)

                                                                                   Years ended
                                                                    --------------------------------------------
                                                                       July 1,        July 2,        July 3,
                                                                        2007           2006            2005
                                                                    -------------- --------------  -------------

Net revenues                                                           912,598       $781,741        $670,679
Cost of revenues                                                       520,132        456,097         395,028
                                                                    -------------- --------------  -------------
Gross profit                                                           392,466        325,644         275,651
Operating expenses:
 Marketing and sales                                                   262,303        239,573         198,935
 Technology and development                                             21,316         19,819          14,757
 General and administrative                                             56,017         43,978          35,572
 Depreciation and amortization                                          17,837         15,765          14,489
                                                                    -------------- --------------  -------------
      Total operating expenses                                         357,473        319,135         263,753
                                                                    -------------- --------------  -------------
Operating income                                                        34,993          6,509          11,898
Other income (expense):
 Interest income                                                         1,381          1,260           1,690
 Interest expense                                                       (7,390)        (1,407)           (481)
 Other, net                                                                 25              6             140
                                                                    -------------- --------------  -------------
      Total other income (expense), net                                 (5,984)          (141)          1,349
                                                                    -------------- --------------  -------------
Income before income taxes                                              29,009          6,368          13,247
Income tax expense                                                      11,891          3,181           5,398
                                                                    -------------- --------------  -------------
Net income                                                             $17,118         $3,187          $7,849
                                                                    ============== ==============  =============
Net income per common share:
 Basic                                                                   $0.27          $0.05           $0.12
                                                                    ============== ==============  =============
 Diluted                                                                 $0.26          $0.05           $0.12
                                                                    ============== ==============  =============

Weighted average shares used in the calculation of net income per common share:
 Basic                                                                  63,786         65,100          66,038
                                                                    ============== ==============  =============
 Diluted                                                                65,526         66,429          67,402
                                                                    ============== ==============  =============

See accompanying notes.

                                 1-800-FLOWERS.COM, Inc. and Subsidiaries
                             Consolidated Statements of Stockholders' Equity
                        Years ended July 1, 2007, July 2, 2006 and July 3, 2005
                                    (in thousands, except share data)

                               Common Stock
                     --------------------------------------
                          Class A             Class B         Additional              Unearned     Treasury Stock
                     ------------------- -------------------   Paid-in    Retained   Stock-Based  ------------------  Stockholders'
                      Shares     Amount  Shares      Amount    Capital    Deficit    Compensation Shares    Amount    Equity
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at
 June 27, 2004       29,428,143   $295   42,144,465    $421    $255,829   $(67,047)    $    -     5,332,800  $(3,108)   $186,390
Exercise of
 employee stock
 options                228,695      2            -       -       1,247          -          -             -        -       1,249
Employee stock
 purchase plan           75,846      1            -       -         466          -          -             -        -         467
Issuance of
 restricted stock       161,795      2            -       -       1,355          -     (1,357)            -        -           -
Amortization of
 unearned restricted
 stock, net                   -      -            -       -           -          -        192             -        -         192
Forfeiture of
 unvested restricted
 stock                   (5,876)     -            -       -         (49)         -         49             -        -           -
Stock repurchase
 program                      -      -            -       -           -          -          -     1,328,050   (9,813)     (9,813)
Net Income                    -      -            -       -           -      7,849          -             -        -       7,849
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at July
 3, 2005             29,888,603    300   42,144,465     421     258,848    (59,198)    (1,116)    6,660,850  (12,921)    186,334
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------

Exercise of
 employee stock
 options and vesting
 of restricted stock    133,499      1            -       -         649          -          -             -        -         650

Stock-based
 compensation                 -      -            -       -       4,284          -          -        (7,500)      52       4,336
Reclassification of
 unvested restricted
 stock upon adoption
 of SFAS No.123R-Share
 Based Payment         (155,919)    (2)           -       -      (1,114)         -      1,116             -        -           -
Stock repurchase
 program                      -      -            -       -           -          -          -       182,000   (1,324)     (1,324)
Conversion of Class
 B common stock into
 Class A common stock     6,000      -       (6,000)      -           -          -          -             -        -           -

Net Income                    -      -            -       -           -      3,187          -             -        -       3,187
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at July
 2, 2006             29,872,183    299   42,138,465     421     262,667    (56,011)         -     6,835,350  (14,193)    193,183

Exercise of
 employee stock
 options and vesting
 of restricted stock    425,836      4            -       -       2,003          -          -             -        -       2,007
Stock-based
 compensation                 -      -            -       -       4,600          -          -             -        -       4,600
Stock repurchase
 program                      -      -            -       -           -          -          -     3,035,367  (15,877)    (15,877)
Net Income                    -      -            -       -           -     17,118          -             -        -      17,118
                     ---------- -------- ----------- -------- ---------- ----------- ------------ --------- --------- ------------
Balance at July
 1, 2007             30,298,019  $ 303   42,138,465    $421    $269,270   $(38,893)         -     9,870,717 $(30,070)   $201,031


See accompanying notes.

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                                      (in thousands)

                                                                                          Years ended
                                                                        ------------------------------------------------
                                                                         July 1, 2007     July 2, 2006   July 3, 2005
                                                                        ---------------  --------------- ---------------

Operating activities:
Net income                                                                  $17,118          $3,187        $7,849
Reconciliation of net income to net cash provided by operations:
      Depreciation and amortization                                          17,837          15,765        14,489
      Deferred income taxes                                                  10,325           2,175         4,702
      Bad debt expense                                                        1,880             476           270
      Stock-based compensation                                                4,600           4,336           192
      Other non-cash items                                                     (791)            125             -
 Changes in operating items, excluding the effects of
  acquisitions:
      Receivables                                                            (5,737)          1,316          (655)
      Inventories                                                            (9,800)         (9,106)       (6,345)
      Prepaid and other                                                         771           5,513           220
      Accounts payable and accrued expenses                                  (5,562)         (1,046)      (10,334)
      Other assets                                                              177          (6,208)          919
      Other liabilities                                                       1,523          (1,795)         (878)
                                                                        ---------------  --------------- ---------------
 Net cash provided by operating activities                                   32,341          14,738        10,429

Investing activities:
Capital expenditures                                                        (18,043)        (20,491)      (13,334)
Acquisitions, net of cash acquired                                             (347)        (96,874)      (50,965)
Dispositions                                                                  1,463               -             -
Purchases of investments                                                          -               -        (93,946)
Proceeds from sales of
 investments                                                                      -           6,647        118,109
Other                                                                           242               2            192
                                                                        ---------------  --------------- ---------------
 Net cash used in investing activities                                      (16,685)       (110,716)       (39,944)

Financing activities:
Acquisition of treasury stock                                               (15,877)         (1,324)        (9,813)
Proceeds from employee stock options/stock purchase plan                      2,007             558          1,533
Proceeds from bank borrowings and revolving line of credit                  110,000         105,000              -
Repayment of notes payable and bank borrowings                             (119,913)        (22,482)         (1,391)
Repayment of capital lease obligations                                         (385)         (1,228)         (1,677)
Other                                                                             -              92               -
                                                                        ---------------  --------------- ---------------
 Net cash provided by (used in) financing activities                        (24,168)         80,616         (11,348)
                                                                        ---------------  --------------- ---------------
Net change in cash and equivalents                                           (8,512)        (15,362)        (40,863)
Cash and equivalents:
 Beginning of year                                                           24,599          39,961          80,824
                                                                        ---------------  --------------- ---------------
  End of year                                                               $16,087        $ 24,599        $ 39,961
                                                                        ===============  =============== ===============




Supplemental Cash Flow Information:
-----------------------------------
   - Interest paid amounted to $7,390, $1,407, and $481 for the years ended July 1, 2007, July 2, 2006 and July 3, 2005, respectively.
   - The Company paid income taxes of approximately $1,429, $23 and $762, net of tax refunds received, for the years ended July 1, 2007, July 2, 2006, and July 3, 2005.

See accompanying notes.

                   Notes to Consolidated Financial Statements

Note 1. Description of Business

For more than 30 years, 1-800-FLOWERS.COM, Inc. - "Your Florist of Choice(R)" - has been providing customers around the world with the freshest flowers and finest selection of plants, gift baskets, gourmet foods, confections and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight "Fresh From Our GrowersTM" program. Customers can "call, click or come in" to shop 1-800-FLOWERS.COM twenty four hours a day, 7 days a week at 1-800-356-9377 or www.1800flowers.com. Sales and Service Specialists are available 24/7, and fast and reliable delivery is offered same day, any day. As always, 100 percent satisfaction and freshness are guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and children's gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); gourmet gifts including popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); wine gifts from Ambrosia.com (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and the BloomNet(R) international floral wire service, which provides quality products and diverse services to a select network of florists. 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ market under ticker symbol FLWS.

Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2007 and 2006, which ended on July 1, 2007, July 2, 2006, respectively, consisted of 52 weeks, while fiscal year 2005, which ended on July 3, 2005, consisted of 53 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                Buildings                                      40 years
                Leasehold Improvements                       3-10 years
                Furniture, Fixtures and Equipment            3-10 years
                Software                                      3-5 years

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative factors to support its assumptions with regard to fail value. To date, there has been no impairment of these assets.

The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $4.3 million at both July 1, 2007 and July 2, 2006, relating to prepaid catalog expenses.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended July 1, 2007, July 2, 2006 and July 3, 2005, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at July 1, 2007 and July 2, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($1.4 million and $2.3 million at July 1, 2007 and July 2, 2006, respectively) have been recorded based upon previous experience and management's evaluation.

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company's online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point. Net revenues generated by the Company's BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists. Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms of FOB shipping point.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $133.2 million, $127.4 million and $107.8 million for the years ended July 1, 2007, July 2, 2006 and July 3, 2005, respectively.

Technology and Development

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software's useful life, typically three to five years. Costs associated with repair, maintenance or the development of web site content are expensed as incurred as the useful lives of such software modifications are less than one year.

Stock-Based Compensation

The Company's employee stock-based compensation plans are described more fully in Note 11. Prior to July 4, 2005, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation had been reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

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

Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized on a straight-line basis during the year ended July 2, 2006 includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated. Prior to the Company's adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the years ended July 1, 2007 or July 2, 2006.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                                        Years Ended
                                                                           -------------------------------------
                                                                            July 1,      July 2,       July 3,
                                                                             2007         2006          2005
                                                                           ----------   ------------ ------------
                                                                            (in thousands, except per share data)

            Stock options                                                    $2,736        $3,710         $-
            Restricted stock awards                                           1,864           626        192
                                                                           ----------   ------------ ------------
               Total                                                          4,600         4,336        192
            Deferred income tax benefit                                       1,353         1,120         77
                                                                           ----------   ------------ ------------
            Stock-based compensation expense, net                            $3,247        $3,216       $115
                                                                           ==========   ============ ============
            Impact on basic and diluted net income per common share          $(0.05)       $(0.05)    $(0.00)
                                                                           ==========   ============ ============

Stock based compensation expense is recorded within the following line items of operating expenses:

                                                                                        Years Ended
                                                                           -------------------------------------
                                                                            July 1,        July 2,      July 3,
                                                                             2007           2006         2005
                                                                           ----------   ------------ ------------
                                                                            (in thousands, except per share data)


            Marketing and sales                                              $1,605        $1,504         $-
            Technology and development                                          690           642          -
            General and administrative                                        2,305         2,190        192
                                                                           ----------   ------------ ------------
         Total                                                               $4,600        $4,336       $192
                                                                           ==========   ===========  ============


The amounts above include the impact of recognizing compensation expense relating to stock options and restricted stock awards. For the periods prior to our implementation of SFAS 123(R) on July 4, 2005, only compensation expense related to restricted stock awards was recognized and included in general and administrative expenses.

Stock-based compensation expense has not been allocated between business segments, but is reflected in Corporate. (Refer to Note 14 - Business Segments)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information is presented for comparative purposes and illustrates the effect on net income and net income per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 4, 2005:

                                                                    Year Ended
                                                                   July 3, 2005
                                                                        (1)
                                                                  --------------
                                                          (in thousands, except per share data)

              Net income (loss) - As reported                         $ 7,849
               Less: Stock option compensation expense                 10,499
                                                                     -----------
              Net income (loss) - Pro forma                           $(2,650)
                                                                     ===========

              Net income (loss) per share:
               Basic and diluted - As reported                          $0.12
               Basic and diluted - Pro forma                           $(0.04)

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

Comprehensive Income

For the years ended July 1, 2007, July 2, 2006 and July 3, 2005, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement No. 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

Note 3 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                                        Years Ended
                                                                 ----------------------------------------------------------
                                                                 July 1, 2007          July 2, 2006      July 3, 2005 (1)
                                                                 ----------------- ------------------ ---------------------
                                                                          (in thousands, except per share data)
            Numerator:
              Net income                                           $17,118              $ 3,187            $ 7,849
                                                                 ================= ================== =====================
            Denominator:
              Weighted average shares outstanding                   63,786               65,100             66,038
              Effect of dilutive securities:
                  Employee stock options (2)                         1,282                1,282              1,364
                  Employee restricted stock awards                     458                   47                  -
                                                                 ----------------- ------------------ ---------------------
                                                                     1,740                1,329              1,364
                                                                 ------------------  -----------------  -------------------
            Adjusted weighted-average shares and assumed
              conversions                                           65,526               66,429             67,402
                                                                ==================  =================  ===================

            Net income per common share:
              Basic                                                  $0.27                $0.05              $0.12
                                                                ==================  =================  ===================
              Diluted                                                $0.26                $0.05              $0.12
                                                                ==================  =================  ===================

                    Note (1): The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method on July 4, 2005. Accordingly, results for the fiscal year ended July 3, 2005 do not reflect compensation expense associated with stock options, which is more fully discussed above in Note 2.

                    Note (2): The effect of options to purchase 5.8 million, 5.9 million and 3.8 million shares for the years ended July 1, 2007, July 2, 2006, and July 3, 2005, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006,  the Company  acquired  all of the  outstanding  common stock of
Fannie May Confections Brands, Inc. (hereafter referred to as "Fannie May Confections Brands"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the well-known Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $96.6 million in cash (including the achievement of $4.4 million of "earn-out" incentives for financial targets achieved during fiscal 2007 and estimated working capital adjustments and transaction costs), included a 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amount to a maximum of $4.5 million during the year ending July 1, 2007 (of which $4.4 million was achieved) and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. Prior to the acquisition, Fannie May Confections Brands had generated revenues of approximately $75.0 million during its most recent fiscal year which ended on April 30, 2006.

As described further under "Long-Term Debt," in order to finance the acquisition, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 24, 2006, includes an $85.0 million term loan and a $60.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands.

During fiscal 2007, the Company completed the process of allocating the Fannie May Confections Brands purchase price to the estimated fair values of assets acquired and liabilities assumed:

                                                        Fannie May
                                                        Confections
                                                      Brands Purchase
                                                     Price Allocation
                                                     ------------------
                                                       (in thousands)
    Current assets                                        $19,718
    Property, plant and equipment                           4,642
    Intangible assets                                      37,879
    Goodwill                                               44,096
    Other                                                     156
                                                     ------------------
       Total assets acquired                              106,491
                                                     ------------------
    Current liabilities                                     5,045
    Deferred tax liability                                  4,485
    Other                                                     399
                                                     ------------------
       Total liabilities assumed                           $9,929
       Net assets acquired                                $96,562
                                                     ==================

Of the $37.9 million of acquired intangible assets related to the Fannie May Confections Brands acquisition, $28.2 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $9.7 million were allocated primarily to customer related intangibles which are being amortized over the assets' determinable useful life of 3-10 years. Of the $44.1 million of goodwill, approximately $2.1 million is deductible for tax purposes.

Acquisition of Wind & Weather

On October 31, 2005, the Company acquired all of the outstanding common stock of Wind & Weather, a Fort Bragg, California based direct marketer of weather-themed gifts, with annual revenues of approximately $14.4 million during its then most recently completed fiscal year ended March 31, 2005. The purchase price of approximately $5.2 million, including acquisition costs, was funded utilizing the Company's then existing line of credit which was repaid during the Company's second quarter of fiscal 2006 utilizing cash generated from operations, and excludes the assumption of Wind & Weather's $1.2 million balance on its seasonal working capital line. The Company has since relocated the operations of Wind & Weather to its Madison, Virginia facility, and terminated operations in California.

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

Acquisition of The Winetasting Network

On November 15, 2004, the Company acquired all of the outstanding common stock of The Winetasting Network, a Napa, California based distributor and direct-to-consumer wine marketer. The purchase price of approximately $9.7 million, including acquisition costs was funded utilizing the Company's available cash and investment balance and included $2.4 million used to retire The Winetasting Network's outstanding long-term debt.

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

                                                                              Years Ended
                                                                     -------------------------------
                                                                      July 2, 2006    July 3, 2005
                                                                     --------------- ---------------
                                                                     (in thousands, except per
                                                                             share data)

     Net revenues                                                        $854,333       $780,199

     Operating income                                                     $16,182        $23,462

     Net income                                                           $ 5,321        $12,246

     Basic and diluted net income per common share                        $  0.08        $  0.18

Note 5. Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                      July 1, 2007    July 2, 2006
                                                                     --------------- --------------
                                                                             (in thousands)

     Finished goods                                                       $43,113        $36,689
     Work-in-process                                                        3,911          3,370
     Raw materials                                                         15,027         12,895
                                                                     --------------- --------------
                                                                          $62,051        $52,954
                                                                     =============== ==============

Note 6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows (in thousands):

                                                1-800-
                                             Flowers.com        BloomNet       Gourmet           Home and
                                               Consumer           Wire         Food and         Children's
                                                Floral           Service      Gift Baskets         Gifts             Total
                                            ---------------------------------------------------------------------------------
Balance at July 3, 2005                        $6,919                $-        $40,449             $15,851         $63,219
 Acquisition of
   Winetasting Network                              -                 -            273                   -             273
 Acquisition of  Cheryl & Co.                       -                 -          2,461                   -           2,461
 Acquisition of  Wind & Weather                     -                 -              -               2,703           2,703
 Acquisition of  Fannie May
   Confections Brands                              -                 -         62,752                   -          62,752
 Other                                           (267)                -              -                   -            (267)
                                            ------------  --------------- -----------------  ---------------  ---------------
Balance at July 2, 2006                         6,652                 -        105,935              18,554         131,141

 Acquisition of  Wind & Weather                     -                 -              -                 (54)            (54)
 Acquisition of Fannie May
   Confections                                      -                 -          6,023                   -           6,023
 Purchase Price Allocation of
   Fannie May Confections-
   Reclassification of goodwill to                  -                 -        (24,679)                  -         (24,679)
   intangible assets
   Other                                         (300)                -              -                   -            (300)
                                            ------------  ---------------  -----------------  ---------------  --------------
Balance at July 1, 2007                        $6,352                $-        $87,279             $18,500        $112,131
                                            ============  ===============  =================  ===============  ==============

The Company's intangible assets consist of the following:

                                                         July 1, 2007                              July 2, 2006
                                            -----------------------------------------------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization      Net
                             -------------- ----------- ---------------- ---------- ------------ -------------- ---------
                                                                              (in thousands)

Intangible assets with
determinable lives:
  Investment in licenses     14 - 16 years   $ 4,927           $4,085     $   842      $ 4,927       $3,762     $ 1,165
  Customer lists               3 -10 years    14,260            3,919      10,341       18,500        2,231      16,269
  Other                        3 - 8 years     2,639              748       1,891        1,754          252       1,502
                                            ----------- ---------------- ---------- ------------ -------------- ---------
                                              21,826            8,752      13,074       25,181        6,245      18,936

Trademarks with
indefinite lives                   -          39,676                -      39,676       10,886            -      10,886
                                            ----------- ---------------- ---------- ------------ -------------- ---------
Total intangible
assets                                       $61,502           $8,752     $52,750      $36,067       $6,245     $29,822
                                            ============ =============== ========== ============ ============== =========


The amortization of intangible assets for the years ended July 1, 2007, July 2, 2006 and July 3, 2005 was $2.5 million, $1.6 million, and $0.8 million, respectively. Future estimated amortization expense is as follows: 2008 - $2.7 million, 2009 - $2.6 million, 2010 - $2.5 million, 2011 - $1.9 million, and 2012
- $0.8 million, and thereafter - $2.6 million.

Note 7. Property, Plant and Equipment

                                                                          July 1,       July 2,
                                                                           2007          2006
                                                                       ------------- -------------
                                                                             (in thousands)

     Land                                                                $ 2,516       $ 2,516
     Building and building improvements                                   16,209        16,409
     Leasehold improvements                                               19,087        20,474
     Furniture and fixtures                                                5,637         5,182
     Equipment                                                            21,278        18,346
     Computer equipment                                                   54,942        51,449
     Telecommunication equipment                                           9,106         8,344
     Software                                                             57,763        51,086
                                                                       ------------- -------------
                                                                         186,538       173,806
     Accumulated depreciation and amortization                           123,977       114,074
                                                                       ------------- -------------
                                                                        $ 62,561       $59,732
                                                                       ============= =============


Note 8. Long-Term Debt

                                                                          July 1,       July 2,
                                                                           2007          2006
                                                                       ------------- -------------
                                                                             (in thousands)

     Term loan and revolving credit line (1)                             $76,500       $85,000
     Commercial note (2)                                                   1,553         2,942
     Other                                                                     -            23
     Obligations under capital leases (see Note 14)                           79           458
                                                                       ------------- -------------
                                                                          78,132        88,423
     Less current maturities of long-term debt and obligations under
      capital leases                                                      10,132        10,360
                                                                       ------------- -------------
                                                                         $68,000       $78,063
                                                                       ============= =============


     (1) Term loan and revolving credit line - In order to finance the acquisition of Fannie May Confections Brands, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 24, 2006, includes an $85.0 million term loan and a $60.0 million revolving facility, which bear interest at LIBOR (5.35%) plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio (6.23% at July 1, 2007). At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. Concurrent with the establishment of the 2006 Credit Facility, the Company's previous $25.0 million revolving credit facilities were terminated. The obligations of the Company and its subsidiaries under the 2006 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries. No amounts were outstanding under the revolving credit facility at July 1, 2007.

     (2) Commercial note - Bank note relating to obligations arising from, and collateralized by, the underlying assets of the Company's Plow & Hearth facility in Madison, Virginia. The note, dated June 27, 2003, in the amount of $6.6 million, bears interest at 5.44% per annum, and resulted from the consolidation and refinancing of a series of fixed and variable rate mortgage and equipment notes. The note is payable in 60 equal monthly installments of principal and interest commencing August 1, 2003, of which $1.6 million is outstanding at July 1, 2007.

As of July 1, 2007, long-term debt maturities, excluding amounts relating to capital leases, are as follows:



                                                                       Debt
              Year                                                  Maturities
              ----                                                -------------
                                                                  (in thousands)

              2008                                                   $10,053
              2009                                                    12,750
              2010                                                    12,750
              2011                                                    17,000
              2012                                                    25,500
              Thereafter                                                   -
                                                                  -------------
                                                                     $78,053
                                                                  =============
Note 9.  Income Taxes

Significant components of the income tax provision are as follows:

                                                                                Years ended
                                                                 -------------------------------------------
                                                                    July 1,       July 2,        July 3,
                                                                     2007          2006           2005
                                                                 ------------- -------------- --------------
                                                                                  (in thousands)
      Current provision:
       Federal                                                     $ (275)        $  351             $308
       State                                                        1,841            655              388
                                                                 ------------- -------------- --------------
                                                                    1,566          1,006              696
      Deferred provision:
       Federal                                                      9,082          2,120            3,313
       State                                                        1,243             55            1,389
                                                                 ------------- -------------- --------------
                                                                   10,325          2,175            4,702
                                                                 ------------- -------------- --------------
      Income tax provision                                        $11,891         $3,181           $5,398
                                                                 ============= ============== ==============


A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                Years ended
                                                                 -------------------------------------------
                                                                    July 1,       July 2,        July 3,
                                                                     2007          2006           2005
                                                                 ------------- -------------- --------------
      Tax at U.S. statutory rates                                  35.0%          35.0%          35.0%
      State income taxes, net of federal tax benefit                6.9            7.3            8.7
      Non-deductible stock-based compensation                       1.7            8.5              -
      Non-deductible goodwill amortization                          0.4            2.2            1.5
      Tax credits                                                  (0.4)          (5.0)             -
      Tax settlements                                              (3.1)             -              -
      Other, net                                                    0.5            2.0           (4.5)
                                                                 ------------- -------------- --------------
                                                                   41.0%          50.0%          40.7%
                                                                 ============= ============== ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                                Years ended
                                                                 -------------------------------------------
                                                                    July 1,       July 2,        July 3,
                                                                     2007          2006           2005
                                                                 ------------- -------------- --------------
                                                                               (in thousands)

      Deferred income tax assets:
       Net operating loss carryforwards                           $12,944        $25,963          $23,742
       Accrued expenses and reserves                                6,318          6,325            3,965
       Stock-based compensation                                     2,529          1,098                -
      Deferred income tax liabilities:
       Other intangibles                                           (9,112)        (9,285)               -
       Installment sales                                                -            (25)             (34)
       Tax in excess of book depreciation                          (1,649)          (425)            (293)
                                                                 ------------- -------------- --------------
      Net deferred income tax assets                               $11,030        $23,651          $27,380
                                                                 ============= ============== ==============


At  July  1,  2007,   the  Company's   net  operating  loss
carryforwards were approximately $27.7 million, which, if not utilized, will begin to expire in fiscal year 2020.

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

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. Under this program, as of July 1, 2007, the Company had repurchased 1,534,677 shares of common stock for $11.3 million, of which $0.2 million (24,627 shares), $1.3 million (182,000 shares) and $9.8 million (1,328,050 shares) were repurchased during the fiscal years ending July, 1 2007, July 2, 2006 and July 3, 2005, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares from an affiliate. The purchase price was $15,689,000 or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.7 remains authorized but unused.

Note 11. Stock Based Compensation

The Company has stock options and restricted stock awards outstanding to participants under the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (the "Plan"). Options are also outstanding under the Company's 1999 Stock Incentive Plan, but no further options may be granted under this plan. The Plan is a broad-based, long-term incentive program that is intended to attract, retain and motivate employees, consultants and directors to achieve the Company's long-term growth and profitability objectives, and therefore align stockholder and employee interests. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively "Awards").

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

At July 1, 2007, the Company has reserved approximately 14.8 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

Stock Options Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

                                                                                Years ended
                                                                 -------------------------------------------
                                                                    July 1,       July 2,        July 3,
                                                                     2007          2006           2005
                                                                 ------------- -------------- --------------

      Weighted average fair value of options granted                $3.29          $3.16          $4.44
      Expected volatility                                             46%            46%            61%
      Expected life (in years)                                       5.3            5.3            5.0
      Risk-free interest rate                                        4.6%           4.6%           3.8%
      Expected dividend yield                                        0.0%           0.0%           0.0%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of options granted in fiscal 2005 was based on the Company's historical share option exercise experience. Due to minimal exercising of stock options, in fiscal 2006 and fiscal 2007, the Company estimated the expected life of options granted to be the average of the Company's historical expected term from vest date and the midpoint between the average vesting term and the contractual term. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%.

The following table summarizes stock option activity during the year ended July 1, 2007:

                                                                                     Weighted
                                                                                      Average
                                                                        Weighted      Remaining     Aggregate
                                                                        Average      Contractual    Intrinsic
                                                         Options     Exercise Price     Term       Value (000s)
                                                        ---------------------------------------------------------
Outstanding - beginning of period                        10,103,491       $8.09
Granted                                                     187,500       $6.82
Exercised                                                  (395,379)      $4.94
Forfeited/Expired                                          (742,947)      $9.33
                                                        -------------
Outstanding - end of period                               9,152,665       $8.10       4.8 years       $24,210
                                                        =============

Options vested or expected to vest at end of period       8,888,395       $8.13       4.7 years       $23,592
Exercisable at end of period                              7,322,901       $8.36       4.0 years       $19,871


The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2007. This amount changes based on the fair market value of the company's stock. The total intrinsic value of options exercised for the years ended July 1, 2007, July 2, 2006 and July 3, 2005 was $1.0 million, $0.3 million, and $0.7 million, respectively.

The following table summarizes information about stock options outstanding at July 1, 2007:

                                   Options Outstanding                      Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-        Weighted-                       Weighted-
                                        Average          Average                         Average
                       Options         Remaining         Exercise        Options         Exercise
    Exercise Price   Outstanding   Contractual Life       Price        Exercisable        Price
------------------- -------------- ------------------ --------------- --------------- ---------------
     $1.61 - 4.50      2,461,805       2.9 years           $3.83        2,461,805         $3.83
     $5.25 - 6.52      2,206,431       6.3 years           $6.40        1,380,381         $6.40
     $6.53 - 8.45      1,852,490       7.1 years           $7.43          854,076         $7.24
    $8.47 - 12.87      2,025,893       4.1 years          $12.18        2,020,593        $12.19
   $12.95 - 21.00        606,046       2.3 years          $20.01          606,046        $20.01
                    --------------                                    ---------------
                       9,152,665       4.8 years           $8.10        7,322,901         $8.36
                    ==============                                    ===============

As of July 1, 2007, the total future compensation cost related to nonvested options not yet recognized in the statement of income was $4.9 million and the weighted average period over which these awards are expected to be recognized was 2.9 years.

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

The following table summarizes the activity of non-vested restricted stock during the year ended July 1, 2007:

                                                                          Weighted
                                                                       Average Grant
                                                                         Date Fair
                                                           Shares          Value
                                                        -------------  --------------

       Non-vested - beginning of period                    293,681         $7.44
       Granted                                             984,536         $5.22
       Vested                                              (39,913)        $6.48
       Forfeited                                          (136,322)        $5.81
                                                        -------------
       Non-vested - end of period                        1,101,982         $5.70
                                                        =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of July 1, 2007, there was $3.8 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.0 years.

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

Note 13. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company made contributions of $0.5 million, $0.4 million, and $0.3 million, for the years ended July 1, 2007, July 2, 2006 and July 3, 2005, respectively.

Note 14. Business Segments

During the first quarter of fiscal 2007, the Company segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The Company's management reviews the results of the Company's operations by the following four business categories:

       o   1-800-Flowers.com Consumer Floral;
       o   BloomNet Wire Service;
       o   Gourmet Food and Gift Baskets; and
       o   Home and Children's Gifts.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead (see * below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include stock-based compensation, depreciation and amortization, other income (net), and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

                                                                         Years ended
                                                          -------------------------------------------
                                                              July 1,       July 2,        July 3,
                                                               2007          2006           2005
                                                          ------------- -------------- --------------
                                                                        (in thousands)

      Net revenues:
          1-800-Flowers.com Consumer Floral                 $491,404       $452,188         $422,012
          BloomNet Wire Service                               44,379         29,884           21,784
          Gourmet Food & Gift Baskets                        192,698        105,002           54,263
          Home & Children's Gifts                            186,948        196,919          172,317
          Corporate (*)                                        1,652          1,388            1,863
          Intercompany eliminations                           (4,483)        (3,640)          (1,560)
                                                          ------------- -------------- --------------
      Total net revenues                                    $912,598       $781,741         $670,679
                                                          ============= ============== ==============

                                                                         Years ended
                                                          -------------------------------------------
                                                              July 1,       July 2,        July 3,
                                                               2007          2006           2005
                                                          ------------- -------------- --------------
                                                                        (in thousands)

      Category Contribution Margin:
         1-800-Flowers.com Consumer Floral                   $64,580        $46,518        $47,039
         BloomNet Wire Service                                14,169          7,106          5,912
         Gourmet Food & Gift Baskets                          26,377          6,827            767
         Home & Children's Gifts                              (1,215)         7,134          6,741
                                                          ------------- -------------- --------------
      Category Contribution Margin Subtotal                  103,911         67,585         60,459
         Corporate (*)                                       (51,081)       (45,311)       (34,072)
         Depreciation and amortization                       (17,837)       (15,765)       (14,489)
                                                          ------------- -------------- --------------
      Operating income (loss)                                $34,993         $6,509        $11,898
                                                          ============= ============== ==============


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


Note 15. Commitments and Contingencies

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

As of July 1, 2007, future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

                                                                     Obligations
                                                                        Under
                                                                       Capital      Operating
                                                                        Leases        Leases
                                                                     ------------ -------------
                                                                           (in thousands)

          2008                                                          $40          $11,416
          2009                                                           14            9,141
          2010                                                           13            7,289
          2011                                                           13            7,006
          2012                                                           13            6,176
          Thereafter                                                      6           28,146
                                                                     ------------ -------------
          Total minimum lease payments                                  $99          $69,174
                                                                                  =============
          Less amounts representing interest                            (20)
                                                                     ------------
          Present value of net minimum lease payments                   $79
                                                                     ============

At July 1, 2007, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                                Sublease       Sublease
                                                                                 Income         Expense
                                                                              -------------- --------------
                                                                                     (in thousands)

          2008                                                                   $2,099         $2,099
          2009                                                                    1,713          1,713
          2010                                                                    1,191          1,191
          2011                                                                      635            635
          2012                                                                      341            341
          Thereafter                                                                253            253
                                                                              -------------- --------------
                                                                                 $6,232         $6,232
                                                                              ============== ==============

Rent expense was approximately $18.9 million, $13.7 million, and $9.7 million for the years ended July 1, 2007, July 2, 2006and July 3, 2005, respectively.

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

                             1-800-FLOWERS.COM, INC.

                 Schedule II - Valuation and Qualifying Accounts

                                        Additions
                                  ------------------------
    Description      Balance at    Charged to   Charged to                 Balance at
                     Beginning      Costs        Other       Deductions-     End of
                     of Period       and        Accounts-    Describe (a)    Period
                                   Expenses     Describe (b)
    --------------- ------------- ------------ ------------- ------------- --------------
    Reserves and
     allowances
     deducted
     from asset
     accounts:

    Reserve for
     estimated
     doubtful
     accounts-
     accounts/
     notes
     receivable

    Year Ended
     July 1, 2007   $2,090,000     $1,040,000    $      -      $(2,017,000)   $1,113,000

    Year Ended
     July 2, 2006   $1,537,000     $  537,000    $694,000      $  (678,000)   $2,090,000

    Year Ended
     July 3, 2005   $1,449,000     $  270,000    $      -      $  (182,000)   $1,537,000



(a) Reduction in reserve due to write-off of accounts/notes receivable balances.
(b) Amount represents opening balances from acquired businesses.