Form 10-Q
period 2007-09-30
1 800 FLOWERS COM INC
filed 2007-11-08
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2007

                                       or

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

                                   26,137,840
                                   ----------
   (Number of shares of Class A common stock outstanding as of November 2, 2007)

                                   36,858,465
                                   ----------
   (Number of shares of Class B common stock outstanding as of November 2, 2007)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX

                                                                            Page
                                                                            ----

Part I.     Financial Information

  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets - September 30, 2007 (Unaudited)
              (Unaudited) and July 1, 2007                                     1

             Consolidated Statements of Income (Unaudited) - Three
              Months Ended September 30, 2007 and October 1, 2006              2

             Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2007 and October 1, 2006        3

             Notes to Consolidated Financial Statements (Unaudited)            4

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       21

  Item 4.    Controls and Procedures                                          21

Part II.    Other Information

  Item 1.    Legal Proceedings                                                22

  Item 1A.   Risk Factors                                                     22

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      22

  Item 3.    Defaults upon Senior Securities                                  22

  Item 4.    Submission of Matters to a Vote of Security Holders              22

  Item 5.    Other Information                                                22

  Item 6.    Exhibits                                                         22

Signatures                                                                    24

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                      September 30,     July 1,
                                                                                          2007           2007
                                                                                      --------------  -----------
                                                                                      (unaudited)
Assets
Current assets:
  Cash and equivalents                                                                    $3,821        $16,087
  Receivables, net                                                                        20,915         17,010
  Inventories                                                                             83,163         62,051
  Deferred income taxes                                                                   23,040         19,260
  Prepaid and other                                                                       18,342          9,576
                                                                                      --------------  -----------
  Total current assets                                                                   149,281        123,984

Property, plant and equipment, net                                                        62,666         62,561
Goodwill                                                                                 112,131        112,131
Other intangibles, net                                                                    52,082         52,750
Other assets                                                                                 677          1,081
                                                                                      --------------  -----------
        Total assets                                                                    $376,837       $352,507
                                                                                      ==============  ===========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                                  $52,795        $62,433
  Current maturities of long-term debt and obligations under capital leases               50,829         10,132
                                                                                      --------------  -----------
        Total current liabilities                                                        103,624         72,565
Long-term debt and obligations under capital leases                                       64,813         68,000
Deferred income taxes                                                                      8,230          8,230
Other liabilities                                                                          2,614          2,681
                                                                                      --------------  -----------
Total liabilities                                                                        179,281        151,476
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Class A common stock, $.01 par value, 200,000,000 shares authorized 30,446,524 and 30,298,019 shares issued at September 30, 2007 and July 1, 2007,
    respectively                                                                             304            303
  Class B common stock, $.01 par value, 200,000,000 shares authorized 42,138,465
    shares issued at September 30, 2007 and July 1, 2007                                     421            421
Additional paid-in capital                                                               271,584        269,270
Retained deficit                                                                         (44,683)       (38,893)
Treasury stock, at cost - 4,594,326 and 4,590,717 Class A Shares at September
 30, 2007 and July 1, 2007, respectively and 5,280,000 Class B shares                    (30,070)       (30,070)
                                                                                      --------------  -----------
        Total stockholders' equity                                                      $197,556       $201,031
                                                                                      --------------  -----------
Total liabilities and stockholders' equity                                              $376,837       $352,507
                                                                                      ==============  ===========



         See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended
                                                                ---------------------------------
                                                                  September 30,    October 1,
                                                                     2007             2006
                                                                ---------------- ----------------
    Net revenues                                                    $145,810        $137,132
    Cost of revenues                                                  85,929          82,318
                                                                ---------------- ----------------
    Gross profit                                                      59,881          54,814
    Operating expenses:
     Marketing and sales                                              42,779          42,370
     Technology and development                                        5,235           5,161
     General and administrative                                       15,218          13,343
     Depreciation and amortization                                     4,870           4,744
                                                                ---------------- ----------------
       Total operating expenses                                       68,102          65,618
                                                                ---------------- ----------------
    Operating loss                                                    (8,221)        (10,804)
    Other income (expense):
     Interest income                                                     178             337
     Interest expense                                                 (1,545)         (1,828)
     Other                                                                18              11
                                                                ---------------- ----------------
    Total other income (expense), net                                 (1,349)         (1,480)
                                                                ---------------- ----------------
    Loss before income taxes                                          (9,570)        (12,284)
    Income tax benefit                                                 3,780           4,865
                                                                ---------------- ----------------
    Net loss                                                         ($5,790)        ($7,419)
                                                                ================ ================


    Basic and diluted net loss per common share                       ($0.09)         ($0.11)
                                                                ================ ================
    Weighted average shares used in the calculation
     of basic and diluted net loss per common share                   62,638          65,195
                                                                ================ ================


    See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                ---------------------------------
                                                                                  September 30,       October 1,
                                                                                      2007              2006
                                                                                ---------------- ----------------

Operating activities:
Net loss                                                                              ($5,790)         ($7,419)
Reconciliation of net loss to net cash used in operations:
 Depreciation and amortization                                                          4,870            4,744
 Deferred income taxes                                                                 (3,780)          (4,865)
 Stock-based compensation                                                               1,469            1,020
 Bad debt expense                                                                         584              238
 Other non-cash items                                                                      97               56
Changes in operating items:
    Receivables                                                                        (4,489)          (7,078)
    Inventories                                                                       (21,179)         (21,581)
    Prepaid and other                                                                  (8,766)         (16,776)
    Accounts payable and accrued expenses                                              (5,272)           6,391
    Other assets                                                                          351             (387)
    Other liabilities                                                                     (67)             562
                                                                                ---------------- ----------------
 Net cash used in operating activities                                                (41,972)         (45,095)
Investing activities:
Acquisitions, net of cash acquired                                                     (4,366)               -
Capital expenditures                                                                   (4,332)          (6,146)
Other                                                                                      48             (262)
                                                                                ---------------- ----------------
 Net cash used in investing activities                                                 (8,650)          (6,408)
Financing activities:
Proceeds from employee stock options                                                      846              138
Proceeds from bank borrowings                                                          50,000           37,000
Repayment of notes payable and bank borrowings                                        (12,481)            (363)
Repayment of capital lease obligations                                                     (9)            (173)
                                                                                ---------------- ----------------
 Net cash provided by financing activities                                             38,356           36,602
                                                                                ---------------- ----------------
Net change in cash and equivalents                                                    (12,266)         (14,901)
Cash and equivalents:
 Beginning of period                                                                   16,087           24,599
                                                                                ---------------- ----------------
 End of period                                                                         $3,821           $9,698
                                                                                ================ ================



See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2008.

The balance sheet information at July 1, 2007 has been derived from the audited financial statements at that date.

The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

For the three months ended September 30, 2007 and October 1, 2006, the Company's comprehensive net losses were equal to the respective net losses for each of the periods presented.

Recent Accounting Pronouncements

On July 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a "more-likely-than-not" threshold for the recognition and derecognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance sheet of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax benefits and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. See Note 8, "Income Taxes," for additional information relating to the Company's implementation of FIN 48.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 2 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended September 30, 2007 and October 1, 2006, respectively, as their inclusion would be antidilutive.

Note 3 - Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 11 of the Company's 2007 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                        Three Months Ended
                                                                  -----------------------------
                                                                    September 30,    October 1,
                                                                        2007           2006
                                                                  -------------- --------------
                                                                      (in thousands, except
                                                                         per share data)

        Stock options                                                    $502          $856
        Restricted stock awards                                           967           164
                                                                  -------------- --------------
          Total                                                         1,469         1,020
        Deferred income tax benefit                                       487           281
                                                                  -------------- --------------
        Stock-based compensation expense, net                            $982          $739
                                                                  ============== ==============
        Impact on basic and diluted net loss per
         common share                                                   $0.02         $0.01
                                                                  ============== ==============

Stock-based compensation is recorded within the following line items of operating expenses:

                                                                        Three Months Ended
                                                                  -----------------------------
                                                                    September 30,   October 1,
                                                                        2007          2006
                                                                  -------------- --------------
                                                                      (in thousands, except
                                                                         per share data)


      Marketing and sales                                                $514         $358
      Technology and development                                          220          153
      General and administrative                                          735          509
                                                                  -------------- --------------
        Total                                                          $1,469       $1,020
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

                                                    Three Months Ended
                                             -------------------------------
                                               September 30,    October 1,
                                                  2007           2006(*)
                                             --------------- ---------------

       Weighted average fair value of
        options granted                              $4.74            -
       Expected volatility                           46.5%            -
       Expected life                                  5.3 yrs         -
       Risk-free interest rate                        4.43%           -
       Expected dividend yield                        0.0%            -

       (*) The Company did not grant stock options during the three months ended
           October 1, 2006.

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

The following table summarizes stock option activity during the three months ended September 30, 2007:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                         Options           Price         Term       Value (000s)
                                                       -----------------------------------------------------------
Outstanding at July 1, 2007                              9,152,665         $8.10
Granted                                                    127,500         $9.95
Exercised                                                 (135,622)        $5.22
Forfeited                                                  (83,781)       $10.78
                                                       --------------
Outstanding at September 30, 2007                        9,060,762         $8.14       4.7 years      $37,796
                                                       ==============
Options vested or expected to vest at September
 30,2007                                                 8,794,680         $8.17       4.6 years      $36,654
Exercisable at September 30, 2007                        7,248,508         $8.35       3.9 years      $30,008


As of September 30, 2007, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $4.8 million and the weighted average period over which these awards are expected to be recognized was 2.9 years.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 30, 2007:

                                                                               Weighted
                                                                            Average Grant
                                                                              Date Fair
                                                                 Shares         Value
                                                             -------------  ---------------
              Non-vested at July 1, 2007                        1,101,982        $5.70
              Granted                                             510,044       $12.87
              Vested                                              (11,177)       $5.89
              Forfeited                                           (17,476)       $9.70
                                                             -------------
              Non-vested at September 30, 2007                  1,583,373        $8.01
                                                             =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of September 30, 2007, there was $9.0 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.4 years.

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

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. ("Fannie May Confections"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $96.6 million in cash, including estimated working capital adjustments and transaction costs, includes a 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amount to a maximum of $4.5 million during the year ended July 1, 2007 (of which $4.4 million was achieved) and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. Fannie May Confections generated revenues of approximately $75.0 million in its fiscal year ended April 30, 2006.

As described further under "Long-Term Debt," in order to finance the acquisition, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility (which was subsequently increased to $75.0 million effective October 23, 2007), which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                        September 30,      July 1,
                                                                                            2007            2007
                                                                                       ----------------  -----------
                                                                                                (in thousands)

                Finished goods                                                              $59,528         $43,113
                Work-in-Process                                                               5,016           3,911
                Raw materials                                                                18,619          15,027
                                                                                         -----------     -----------
                                                                                            $83,163         $62,051
                                                                                         ===========     ===========

Note 6 - Goodwill and Intangible Assets

There were no changes in the carrying amount of the Company's goodwill during the three month period ended September 30, 2007. Goodwill by segment is as follows:

                                               1-800-                            Gourmet
                                             Flowers.com        BloomNet         Food and         Home and
                                              Consumer            Wire             Gift          Children's
                                              Floral            Service          Baskets           Gifts            Total
                                            ----------------------------------------------------------------------------------
Balance at July 1, 2007                        $6,352                $-          $87,279           $18,500        $ 112,131
 Change                                             -                 -                -                 -                -
                                            --------------  -------------  ---------------   --------------   ----------------
Balance at September 30, 2007                  $6,352                $-          $87,279           $18,500        $ 112,131
                                            ==============  =============  ===============   ==============   ================

The Company's other intangible assets consist of the following:

                                                     September 30, 2007                         July 1, 2007
                                            ---------------------------------------- ----------------------------------------
                                             Gross                                    Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period      Amount       Amortization      Net       Amount      Amortization       Net
                             ------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)
 Intangible assets with
 determinable lives
  Investment in licenses     14 - 16 years     $4,927          $4,166         $761      $4,927          $4,085         $842
  Customer lists              3 - 10 years     14,260           4,403        9,857      14,260           3,919       10,341
  Other                        5 - 8 years      2,639             851        1,788       2,639             748        1,891
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               21,826           9,420       12,406      21,826           8,752       13,074

 Trademarks with
  indefinite lives                 -           39,676               -       39,676      39,676               -       39,676
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
  intangible assets                           $61,502          $9,420      $52,082     $61,502          $8,752      $52,750
                                            ============ =============== =========== =========== =============== ============

Estimated future amortization expense is as follows: remainder of fiscal 2008 - $2.0 million, fiscal 2009 - $2.6 million, fiscal 2010 - $2.5 million, fiscal 2011 - $2.0 million, fiscal 2012 - $0.9 and thereafter - $2.4 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        September 30,      July 1,
                                                                                            2007            2007
                                                                                       ----------------  -----------
                                                                                                (in thousands)

           Term loan                                                                      $74,375         $76,500
           Revolving line of credit                                                        40,000               -
           Commercial note                                                                  1,193           1,553
           Obligations under capital leases                                                    74              79
                                                                                       ----------------  -----------
                                                                                            115,642          78,132
           Less current maturities of long-term debt and obligations under
            capital leases                                                                   50,829          10,132
                                                                                       ----------------  -----------
                                                                                            $64,813         $68,000
                                                                                       ================  ===========

In order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility, (which was subsequently increased to $75.0 million effective October 23, 2007), which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. As of September 30, 2007, the Company had $40.0 million outstanding under its revolving credit facility, bearing interest at a rate of 5.5%.

Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three months ended September 30, 2007 was 39.5%, compared to 39.6% during the comparative three months ended October 1, 2006. The Company's effective tax rate for the three months ended September 30, 2007 and October 1, 2006 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48, on July 2, 2007. The Company did not have any significant unrecognized tax benefits and there was no material effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years that remain subject to examination are fiscal 2003 through fiscal 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 9 - Business Segments

The Company's management reviews the results of the Company's operations by the following four business categories:

    o   1-800-Flowers.com Consumer Floral;
    o   BloomNet Wire Service;
    o   Gourmet Food and Gift Baskets; and
    o   Home and Children's Gifts.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead (see (*) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include stock-based compensation, depreciation and amortization, other income (net), and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

                                                              Three Months Ended
                                                         ------------------------------
                                                          September 30,     October 1,
         Net revenues                                        2007             2006
                                                         --------------- --------------
                                                                In thousands

         Net revenues:
             1-800-Flowers.com Consumer Floral                $87,599        $82,668
             BloomNet Wire Service                              9,891          7,166
             Gourmet Food & Gift Baskets                       23,162         22,224
             Home & Children's Gifts                           24,735         24,867
             Corporate (*)                                      1,125            915
             Intercompany eliminations                           (702)          (708)
                                                         --------------- --------------
         Total net revenues                                  $145,810       $137,132
                                                         =============== ==============

                                                              Three Months Ended
                                                         ------------------------------
                                                          September 30,    October 1,
         Operating Loss                                      2007            2006
                                                         --------------- --------------
                                                                In thousands

         Category Contribution Margin:
             1-800-Flowers.com Consumer Floral                $11,945         $7,870
             BloomNet Wire Service                              2,564          1,702
             Gourmet Food & Gift Baskets                       (1,855)        (1,574)
             Home & Children's Gifts                           (2,296)        (1,878)
                                                         --------------- --------------
         Category Contribution Margin Subtotal                 10,358          6,120
             Corporate (*)                                    (13,709)       (12,180)
             Depreciation and amortization                     (4,870)        (4,744)
                                                         --------------- --------------
         Operating loss                                        (8,221)       (10,804)
                                                         =============== ==============

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

Customers can "call, click or come in" to shop 1-800-FLOWERS.COM 24/7 at 1-800-356-9377 or www.1800flowers.com. As always, 100 percent satisfaction and freshness are guaranteed. The 1-800-FLOWERS.COM collection of brands also includes home decor and children's gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); gourmet gifts including popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands(R) (www.fanniemay.com and www.harrylondon.com); gourmet foods from GreatFood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and the BloomNet(R) international floral wire service, which provides quality products and diverse services to a select network of florists.

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ Global Select Market under ticker symbol FLWS.

Category Information

During the first quarter of fiscal 2007, the Company segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The following table presents the contribution of net revenues, gross profit and category contribution margin or category "EBITDA" (earnings before interest, taxes, depreciation and amortization) from each of the Company's business categories.

                                                                      Three Months Ended
                                                      ------------------------------------------------
            Net Revenues                               September 30,       October 1,
                                                          2007               2006           % Change
                                                      ---------------- ---------------- --------------
                                                                         (in thousands)
            Net revenues:
                1-800-Flowers.com Consumer Floral         $87,599          $82,668             6.0%
                BloomNet Wire Service                       9,891            7,166            38.0%
                Gourmet Food & Gift Baskets                23,162           22,224             4.2%
                Home & Children's Gifts                    24,735           24,867            (0.5%)
                Corporate (*)                               1,125              915            23.0%
                Intercompany eliminations                    (702)            (708)            0.8%
                                                      ---------------- ----------------
            Total net revenues                           $145,810         $137,132             6.3%
                                                      ================ ================


                                                                      Three Months Ended
                                                      ------------------------------------------------
            Gross Profit                               September 30,       October 1,
                                                          2007               2006           % Change
                                                      ---------------- ---------------- --------------
                                                                         (in thousands)
            Gross Profit:
                1-800-Flowers.com Consumer Floral         $34,096          $31,451             8.4%
                                                             38.9%            38.0%

                BloomNet Wire Service                       5,609            4,100            36.8%
                                                             56.7%            57.2%

                Gourmet Food & Gift Baskets                 9,483            8,519            11.3%
                                                             40.9%            38.3%

                Home & Children's Gifts                    10,206           10,342            (1.3%)
                                                             41.3%            41.6%

                Corporate (*)                                 507              446            13.7%
                                                             45.1%            48.7%

                Intercompany eliminations                     (20)             (44)           54.5%
                                                      ---------------- ----------------
            Total gross profit                            $59,881          $54,814             9.2%
                                                      ================ ================
                                                             41.1%            40.0%
                                                      ================ ================


                                                                      Three Months Ended
                                                      ------------------------------------------------
            EBITDA**                                   September 30,       October 1,
                                                          2007               2006           % Change
                                                      ---------------- ---------------- --------------
                                                                         (in thousands)
            Category Contribution Margin:
                1-800-Flowers.com Consumer Floral         $11,945           $7,870            51.8%
                BloomNet Wire Service                       2,564            1,702            50.6%
                Gourmet Food & Gift Baskets                (1,855)          (1,574)          (17.9%)
                Home & Children's Gifts                    (2,296)          (1,878)          (22.3%)
                                                      ---------------- ----------------
            Category Contribution Margin Subtotal          10,358            6,120            69.2%
                Corporate (*)                             (13,709)         (12,180)          (12.6%)
                                                      ---------------- ----------------
            EBITDA                                        ($3,351)         ($6,060)           44.7%
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

Reconciliation of Net Loss to EBITDA:

                                                            Three Months Ended
                                                      ------------------------------
                                                        September 30,    October 1,
                                                           2007             2006
                                                      -------------- ---------------

         Net loss                                         ($5,790)       ($7,419)
         Add:
          Interest expense                                  1,545          1,828
          Depreciation and amortization                     4,870          4,744

         Less:
          Interest income                                     178            337
          Other income                                         18             11
          Income tax benefit                                3,780          4,865
                                                      -------------- ---------------
         EBITDA                                           ($3,351)       ($6,060)
                                                      ============== ===============

Results of Operations

Net Revenues

                                                        Three Months Ended
                                             -------------------------------------------
                                              September 30,    October 1,
                                                 2007             2006       % Change
                                             -------------- -------------- -------------
                                                           (in thousands)
        Net revenues:
         E-commerce                             $114,503        $109,259         4.8%
         Other                                    31,307          27,873        12.3%
                                             -------------- --------------
        Total net revenues                      $145,810        $137,132         6.3%
                                             ============== ==============

The Company's revenue growth of 6.3% during the three months ended September 30, 2007 resulted primarily from growth within the Company's 1-800-Flowers.com Consumer Floral and BloomNet Wire Service businesses, which increased 6.0% and

38.0%, respectively. Excluding the Home and Children's Gift category, total revenue growth during the three months ended September 30, 2007 was 8.0%, reflecting: (i) the Company's strong brand name recognition, (ii) continued leveraging of its existing customer base, and (iii) cost effective spending on its marketing and selling programs.

The Company fulfilled approximately 1,654,200 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended September 30, 2007, an increase of 1.1% over the prior year period. The Company's E-commerce average order value of $67.84 during the three months ended September 30, 2007, increased 2.8% over the prior year period, primarily from a combination of product mix and pricing initiatives. Other revenues, for the three months ended September 30, 2007, increased in comparison to the same period of the prior year, primarily as a result of the continued membership growth and expanded product and service offerings from the Company's BloomNet Wire Service category as well as increased retail/wholesale revenues from Fannie May Confections Brands, Inc.

The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three months ended September 30, 2007 increased by 6.0% over the prior year period, primarily from a combination of increased average order value and order volumes from its E-commerce sales channel (which grew at a rate of 7.2%), offset in part by lower retail sales from its company-owned floral stores due to the continued transition of Company stores to franchise ownership.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three months ended September 30, 2007 increased by 38.0% over the prior year period, primarily as a result of increased florist membership, expanded product and service offerings, pricing initiatives and a growing volume of orders sent between florists.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections, The Popcorn Factory and The Winetasting Network brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn and wine gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three months ended September 30, 2007 increased by 4.2% over the prior year period, reflecting the Company's seasonally slower summer months.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores under the Plow & Hearth brand. Net revenue during the three months ended September 30, 2007 was consistent with the prior year period, and is expected to remain flat for the balance of the fiscal year. As a result of the poor results during the second quarter of fiscal 2007, the Company announced a planned reduction in investment spending in this category, and as a result, beginning with the third quarter of fiscal 2007, management implemented several changes to improve the performance within this category: (i) discontinued such as Madison Place and Problem Solvers, (ii) strengthened the management team, (iii) improved the creative look and feel of the catalogs and (iv) reduced the circulation plans for all titles to place more focus on the category's existing customer base.

Over the past several years, through a combination of organic efforts and strategic acquisitions, the Company has rapidly grown its revenues, achieving a solid base of business which is approaching $1 billion. The Company anticipates that its revenue growth for fiscal 2008 will be in the range of 7-9 percent, as strong revenue growth in the Company's key business categories of 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets offsets the lower revenue contribution expected from its Home and Children's Gifts category.

Gross Profit

                                               Three Months Ended
                                  ---------------------------------------------
                                    September 30,    October 1,
                                        2007            2006         % Change
                                  --------------  --------------- -------------
                                                (In thousands)

             Gross profit             $59,881         $54,814         9.2%
             Gross margin %              41.1%           40.0%

Gross profit increased during the three months ended September 30, 2007, in comparison to the same period of the prior year, primarily as a result of the revenue growth described above, as well as an increase in gross margin percentage. Gross margin percentage increased 110 basis points to 41.1% during the three months ended September 30, 2007, as a result of product mix and pricing initiatives, as well as continued improvements in customer service, fulfillment, including improved outbound shipping rates, and merchandising programs.

The 1-800-Flowers.com Consumer Floral category gross profit for the three months ended September 30, 2007 increased by 8.4% over the prior year period as a result of the aforementioned increase in net revenues, as well as improvements in sourcing, fulfillment logistics, including reduced outbound shipping rates, and pricing initiatives, which resulted in an increase in gross margin percentage of 90 basis points to 38.9%, during the three months ended September 30, 2007.

The BloomNet Wire Service category gross profit for the three months ended September 30, 2007 increased by 36.8% over the prior year period as a result of increases in florist membership, product and service offerings and pricing initiatives. Gross margin percentage decreased 50 basis points to 56.7% during the three months ended September 30, 2007, primarily as a result of sales mix, impacted by increased revenue related to a growing volume of orders sent between florists which bear lower margins, but support membership growth.

The Gourmet Food & Gift Basket category gross profit for the three months ended September 30, 2007 increased by 11.3% over the prior year period as a result of the aforementioned increased revenue as well as an improved gross margin percentage. The gross margin percentage increased by 260 basis points to 40.9% during the three months ended September 30, 2007, driven primarily by reduced manufacturing costs and improved product sourcing, as well as sales mix.

The Home & Children's Gift category gross profit for the three months ended September 30, 2007 decreased by 1.3% over the prior year period as a result of the lower gross margin percentage, which declined 30 basis points to 41.3%, due to sales mix.

During the remainder of fiscal 2008, the Company expects that its gross margin percentage will improve, although varying by quarter due to seasonal changes in product mix, primarily through: (i) growth of its higher margin business categories including Gourmet Food and Gift Baskets and BloomNet Wire Service,
(ii) improved product sourcing, new product development and process improvement initiatives implemented during the second half of fiscal 2007, and (iii) the continued improved performance of the Consumer Floral category.


Marketing and Sales Expense

                                                Three Months Ended
                                   ---------------------------------------------
                                   September 30,      October 1,
                                      2007               2006         % Change
                                  ------------------ ---------------  ----------
                                                   (In thousands)

        Marketing and sales            $42,779             $42,370        1.0%
        Percentage of net revenues        29.3%               30.9%


During the three months ended September 30, 2007, marketing and sales expenses decreased from 30.9% of net revenues to 29.3% of net revenues, reflecting improved operating leverage from a number of cost-saving initiatives, such as catalog printing and e-mail pricing improvements, as well as the impact of the growth of the Company's BloomNet category. Marketing and sales expense increased slightly over the prior year period, by 1.0%, as a result of incremental variable costs to accommodate higher sales volumes. During the three months ended September 30, 2007, the Company added approximately 506,000 new e-commerce customers. As a result of the Company's effective customer retention efforts, approximately 822,000 existing customers placed e-commerce orders during the three months ended September 30, 2007, representing an increase of 3.1% over the same period of the prior year. Of the 1,328,000 total customers who placed e-commerce orders during the three months ended September 30, 2007, approximately 61.9% were repeat customers, compared to 59.3% during the prior year, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

During fiscal 2008, the Company is focused on continuing to improve its operating expense ratio through a number of cost saving initiatives, including catalog printing and e-mail pricing improvements, as well as a review of the type, quantity and effectiveness of its marketing programs. In addition to the improved operating results expected now that the Company has completed the investment phase of its BloomNet florist business, the Company expects that marketing and sales expense, as a percentage of revenue, will continue to decrease in comparison to the prior year.

Technology and Development Expense

                                                Three Months Ended
                                   ---------------------------------------------
                                    September 30,    October 1,
                                       2007            2006         % Change
                                   -------------- --------------- --------------
                                                   (In thousands)

        Technology and development      $5,235          $5,161           1.4%
        Percentage of net revenues         3.6%            3.8%

During the three months ended September 30, 2007, technology and development expense decreased to 3.6% of net revenue, reflecting improved operating leverage, but increased over the prior year period by 1.4% as a result of increased cost of hosting, maintenance and license agreements required to support the Company's technology platform. During the three months ended September 30, 2007, the Company expended $8.4 million on technology and development, of which $3.2 million has been capitalized.

While the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending for the remainder of fiscal 2008 will remain consistent as a percentage of net revenues in comparison to the prior year.

General and Administrative Expense

                                                Three Months Ended
                                   ---------------------------------------------
                                    September 30,    October 1,
                                       2007            2006          % Change
                                   -------------- --------------- --------------
                                                  (In thousands)

        General and administrative     $15,218          $13,343       14.1%
        Percentage of net revenues        10.4%             9.7%


General and administrative expense increased 14.1% during the three months ended September 30, 2007, and by 70 basis points of net revenues in comparison to the prior year period, primarily as a result of increased professional fees and corporate initiatives. The benefit of these increased costs are reflected in the improvements in the Company's gross profit margin and marketing and selling expense ratios, in comparison to the same period of the prior year.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, and as a result the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2008 will be consistent with the prior year period.

Depreciation and Amortization Expense

                                                   Three Months Ended
                                      ------------------------------------------
                                       September 30,   October 1,
                                           2007           2006         % Change
                                      -------------- --------------- -----------
                                                  (In thousands)

       Depreciation and amortization     $4,870         $4,744          2.7%
       Percentage of net revenues           3.3%           3.5%


Depreciation and amortization expense, as a percentage of net revenue, decreased by 20 basis points in comparison to the prior year period, as a result of the Company's ability to leverage its existing technology infrastructure. Depreciation and amortization expense increased 2.7% during the three months ended September 30, 2007, as a result of the completion of technology projects designed to provide improved order/warehouse management functionality across the enterprise.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of its technology platforms are critical to attaining its strategic objectives. As a result of these improvements, the Company expects that depreciation and amortization for the remainder of fiscal 2008 will remain consistent as a percentage of net revenues in comparison to the prior year.

Other Income (Expense)

                                                Three Months Ended
                                      ------------------------------------------
                                       September 30,   October 1,
                                           2007           2006        % Change
                                      -------------- -------------- ------------
                                                  (In thousands)

        Interest income                    $178           $337        (47.2%)
        Interest expense                 (1,545)        (1,828)        15.5%
        Other                                18             11         63.6%
                                      -------------- --------------
                                        ($1,349)       ($1,480)         8.9%
                                      ============== ==============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt, and revolving line of credit. In order to finance the acquisition of Fannie May Confections Brands, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 23, 2007, includes an $85.0 million term loan and a $75.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. As of September 30, 2007, the outstanding balances on the term loan and revolving credit line under the Company's 2006 Credit Facility was $74.4 million and $40.0 million, respectively. The outstanding balance on the Company's credit line was used to fund working capital needs in preparation for the upcoming holiday season.

The increase in other income (expense) during the three months ended September 30, 2007, in comparison to the prior year period was primarily the result of lower interest expense on the Company's 2006 Credit Facility due to a reduced outstanding balance on the Company's term loan as a result of the scheduled repayments, and a reduction in rates, offset in part by lower interest income, resulting from a decrease in average cash balances and rates.

Income Taxes

On July 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a "more-likely-than-not" threshold for the recognition and derecognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance sheet of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax benefits and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. See Note 7, "Income Taxes," for additional information relating to the Company's implementation of FIN 48.

During the three months ended September 30, 2007 and October 1, 2006, the Company recorded an income tax benefit of $3.8 million and $4.9 million, respectively. The Company's effective tax rate for the three months ended September 30, 2007 and October 1, 2006 was 39.5% and 39.6%, respectively. The Company's effective tax rate for the three months ended September 30, 2007 and October 1, 2006 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

Liquidity and Capital Resources

At September 30, 2007, the Company had working capital of $45.7 million, including cash and equivalents of $3.8 million, compared to working capital of $51.4 million, including cash and equivalents of $16.1 million, at July 1, 2007.

Net cash used in operating activities of $42.0 million for the three months ended October 1, 2006 was primarily attributable to the Company's net loss and seasonal changes in working capital, including increases in inventory, receivables and prepaids, consisting primarily of prepaid catalog production costs, as well as lower accounts payable and accrued expenses due to payments related to the Company's fiscal 2007 performance-based bonuses.

Net cash used in investing activities of $8.7 million for the three months ended September 30, 2007 was primarily attributable to capital expenditures related to the Company's technology and distribution infrastructure and to the payment of a $4.4 million "earn-out" incentive, for financial targets achieved during fiscal 2007, related to the acquisition of Fannie May Confections Brands, Inc.

Net cash provided by financing activities of $38.4 million for the three months ended September 30, 2007 was primarily from bank borrowings used to fund seasonal operating losses and working capital requirements, net of the repayment of bank borrowings on outstanding debt and long-term capital lease obligations.

On May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 23, 2007, includes an $85.0 million term loan and a $75.0 million revolving credit facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants.

The Company has historically utilized cash generated from operations to meet its cash requirements, including all operating, investing and debt repayment activities. However, due to the Company's continued expansion into non-floral products, including the acquisition of Fannie May Confections Brands, as of September 30, 2007, the Company had borrowed $40.0 million against its line of credit to fund working capital requirements, which have increased during this time period as a result of increased inventory and pre-holiday manufacturing requirements. The Company expects to increase its level of borrowing during its fiscal second quarter, but also expects that all such amounts will be repaid prior to the end of the quarter.

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 30, 2007, the Company had repurchased 1,538,286 shares of common stock for $11.3 million, excluding the December 28, 2006 repurchase of 3,010,740 shares of common stock from an affiliate. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and is in addition to the Company's existing stock repurchase authorization of $20.0 million, of which $8.7 million remains authorized but unused.

At September 30, 2007, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                           (in thousands)
                                                          Less than 1        1 - 3           3 - 5           More than 5
                                             Total               year        years           years                years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt, including interest          128,934          55,390            32,861          40,683                     -
Capital lease obligations                        89              35                25              25                     4
Operating lease obligations                  65 947           8,182            16,436          13,182                28,147
Sublease obligations                          5,656           1,755             2,720             927                   254
Purchase commitments (*)                     34,305          34,305                 -               -                     -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                  234,931          99,667            52,042          54,817                28,405
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

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company's online and telephonic sales channels as well as other operations (retail/fulfillment) and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point. Net revenues generated by the Company's BloomNet Wire Service operations include membership fees as well as other product and service offerings to florists. Membership fees are recognized monthly in the period earned, and product sales are recognized upon shipment with shipping terms of FOB shipping point.

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


Recent Accounting Pronouncements

On July 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a "more-likely-than-not" threshold for the recognition and derecognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance sheet of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax benefits and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.

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


Forward Looking Information and Factors that May Affect Future Results


Our disclosure and analysis in this report contain forward-looking information about the Company's financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

     o   the Company's ability:
         o  to achieve revenue and profitability;
         o  to reduce costs and enhance its profit margins;
         o  to manage the increased seasonality of its business;
         o  to effectively integrate and grow acquired companies;
         o  to cost effectively acquire and retain customers;
         o  to compete against existing and new competitors;
         o to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
         o  to cost efficiently manage inventories;
         o  to leverage its operating infrastructure;
     o general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company's products; and
     o   competition from existing and potential new competitors.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended July 1, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995". We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. While the Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes, in order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a secured credit facility. The credit facility, as amended on October 23, 2007, includes an $85.0 million term loan and a $75.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio.

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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 1A.  RISK FACTORS.


There have been no material  changes from the risk factors  disclosed in Part 1,
Item 1, of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2007.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the three months of fiscal 2008 which includes the period July 2, 2007 through September 30, 2007.

                                                                         Total Number of        Dollar Value of
                                                                         Shares Purchased as    Shares that May Yet
                                                                         Part of Publicly       Be Purchased Under
                             Total Number of          Average Price      Announced Plans or     the Plans or
Period                       Shares Purchased        Paid Per Share      Programs               Programs
--------------------------------------------------------------------------------------------------------------------
                                        (in thousands, except average price paid per share)

     7/2/07-7/29/07                       -                  $-                 -                  $8,711
    7/30/07-8/26/07                       -                  $-                 -                  $8,711
    8/27/07-9/30/07                     3.6              $11.55               3.6                  $8,669

                              ---------------   ----------------   ----------------
Total                                   3.6              $11.55               3.6
                              ===============   ================   ================

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

            10.1    Revolving Credit Commitment Increase Dated October 23, 2007.

            10.2 Offer letter dated November 25, 2003 between Monica L. Woo and the Company.

            10.3 Offer letter dated February 9, 2005 between the Company and Timothy J. Hopkins.

            10.4 Offer letter dated February 21, 2007 between the Company and Stephen Bozzo.


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




Date: November 8, 2007                       /s/ James F. McCann
---------------------------                  -----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: November 8, 2007                       /s/ William E. Shea
---------------------------                  -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)