Form 10-Q
period 2007-12-30
1 800 FLOWERS COM INC
filed 2008-02-07
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 30, 2007

                                       or

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

                                   26,425,118
                                   ----------
  (Number of shares of Class A common stock outstanding as of February 4, 2008)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of February 4, 2008)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page
                                                                            ----

Part I.     Financial Information

 Item 1.     Consolidated Financial Statements:

             Consolidated Balance Sheets - December 30, 2007
              (Unaudited) and July 1, 2007                                     1

             Consolidated Statements of Income (Unaudited) - Three
              and Six Months Ended December 30, 2007 and December
              31, 2006                                                         2

             Consolidated Statements of Cash Flows (Unaudited) -
              Three and Six Months Ended December 30, 2007 and
              December 31, 2006                                                3

             Notes to Consolidated Financial Statements (Unaudited)            4

 Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk       23

 Item 4.     Controls and Procedures                                          23

Part II.    Other Information

 Item 1.     Legal Proceedings                                                24

 Item 1A.    Risk Factors                                                     24

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      24

 Item 3.     Defaults upon Senior Securities                                  25

 Item 4.     Submission of Matters to a Vote of Security Holders              25

 Item 5.     Other Information                                                25

 Item 6.     Exhibits                                                         25

Signatures                                                                    26

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                     December 30,   July 1,
                                                                                        2007         2007
                                                                                     ------------ ------------
                                                                                     (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                  $65,412      $16,087
 Receivables, net                                                                       27,293       17,010
 Inventories                                                                            62,650       62,051
 Deferred income taxes                                                                  10,138       19,260
 Prepaid and other                                                                       9,920        9,576
                                                                                     ------------ ------------
    Total current assets                                                               175,413      123,984

Property, plant and equipment, net                                                      62,209       62,561
Goodwill                                                                               111,714      112,131
Other intangibles, net                                                                  51,416       52,750
Other assets                                                                               866        1,081
                                                                                     ------------ ------------
Total assets                                                                          $401,618     $352,507
                                                                                     ============ ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                 $97,673      $62,433
 Current maturities of long-term debt and obligations under capital leases              11,516       10,132
                                                                                     ------------ ------------
    Total current liabilities                                                          109,189       72,565
Long-term debt and obligations under capital leases                                     61,625       68,000
Deferred income taxes                                                                    8,230        8,230
Other liabilities                                                                        2,563        2,681
                                                                                     ------------ ------------
Total liabilities                                                                      181,607      151,476
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 30,997,224 and 30,298,019 shares issued at December 30, 2007 and July 1, 2007,
  respectively                                                                             310          303
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
  shares issued at December 30, 2007 and July 1, 2007, respectively                        421          421
 Additional paid-in capital                                                            274,777      269,270
 Retained deficit                                                                      (25,427)     (38,893)
 Treasury stock, at cost, 4,590,717 Class A and 5,280,000 Class B Shares               (30,070)     (30,070)
                                                                                     ------------ ------------
    Total stockholders' equity                                                         220,011      201,031
                                                                                     ------------ ------------
Total liabilities and stockholders' equity                                            $401,618     $352,507
                                                                                     ============ =============


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                             ---------------------------------   ---------------------------------
                                                               December 30,     December 31,      December 30,     December 31,
                                                                  2007             2006               2007            2006
                                                             ---------------- ----------------   --------------- ----------------
Net revenues                                                    $334,202         $329,866           $480,012         $466,998
Cost of revenues                                                 181,146          177,889            267,075          260,207
                                                             ---------------- ----------------   --------------- ----------------
Gross profit                                                     153,056          151,977            212,937          206,791
Operating expenses:
 Marketing and sales                                              93,594           99,037            136,373          141,407
 Technology and development                                        5,419            5,201             10,654           10,362
 General and administrative                                       15,448           13,931             30,666           27,274
 Depreciation and amortization                                     4,967            3,834              9,837            8,578
                                                             ---------------- ----------------   --------------- ----------------
   Total operating expenses                                      119,428          122,003            187,530          187,621
                                                             ---------------- ----------------   --------------- ----------------
Operating income                                                  33,628           29,974             25,407           19,170
Other income (expense):
 Interest income                                                     295              254                473              591
 Interest expense                                                 (1,737)          (2,425)            (3,282)          (4,253)
 Other                                                                12               (7)                30                4
                                                             ---------------- ----------------   --------------- ----------------
Total other income (expense), net                                 (1,430)          (2,178)            (2,779)          (3,658)
                                                             ---------------- ----------------   --------------- ----------------
Income before income taxes                                        32,198           27,796             22,628           15,512
Income taxes                                                     (12,942)         (10,874)            (9,162)          (6,009)
                                                             ---------------- ----------------   --------------- ----------------
Net income                                                       $19,256          $16,922            $13,466           $9,503
                                                             ================ ================   =============== ================
Net income per common share:
     Basic                                                         $0.31            $0.26              $0.21            $0.15
                                                             ================ ================   =============== ================
     Diluted                                                       $0.29            $0.26              $0.20            $0.14
                                                             ================ ================   =============== ================
Weighted average shares used in the calculation
 of net income per common share
     Basic                                                        63,020           65,094             62,825           65,144
                                                             ================ ================   =============== ================
     Diluted                                                      66,050           66,089             66,026           66,103
                                                             ================ ================   =============== ================


 See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                   -----------------------------
                                                                                    December 30,    December 31,
                                                                                       2007            2006
                                                                                   -------------  --------------

Operating activities:
Net income                                                                             $13,466         $9,503
Reconciliation of net income to net cash provided by operations:
 Depreciation and amortization                                                           9,837          8,578
 Deferred income taxes                                                                   9,122          6,831
 Bad debt expense                                                                        1,363            734
 Stock-based compensation                                                                2,305          2,009
 Other non-cash items                                                                      171            199
Changes in operating items:
    Receivables                                                                        (11,646)       (17,994)
    Inventories                                                                           (696)        (6,182)
    Prepaid and other                                                                     (344)          (836)
    Accounts payable and accrued expenses                                               39,605         29,263
    Other assets                                                                          (350)          (734)
    Other liabilities                                                                     (118)         1,054
                                                                                   -------------  --------------
 Net cash provided by operating activities                                              63,415         32,425

Investing activities:
Acquisitions, net of cash acquired                                                      (4,135)          (347)
Dispositions                                                                                25            630
Capital expenditures                                                                    (8,279)       (10,477)
Other                                                                                       81           (163)
                                                                                   -------------  --------------
 Net cash used in investing activities                                                 (12,308)       (10,357)

Financing activities:
Acquisition of treasury stock                                                                -        (15,689)
Proceeds from employee stock options                                                     3,209            270
Proceeds from bank borrowings                                                           80,000         65,000
Repayment of notes payable and bank borrowings                                         (84,971)       (69,954)
Repayment of capital lease obligations                                                     (20)          (296)
                                                                                   -------------  --------------
 Net cash used in financing activities                                                  (1,782)       (20,669)
                                                                                   -------------  --------------
Net change in cash and equivalents                                                      49,325          1,399
Cash and equivalents:
 Beginning of period                                                                    16,087         24,599
                                                                                   -------------  --------------
 End of period                                                                         $65,412        $25,998
                                                                                   =============  ==============



See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2008.

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

Comprehensive Income

For the three and six months ended December 30, 2007 and December 31, 2006, the Company's comprehensive net income was equal to the respective net income for each of the periods presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, "Fair Value Measurements" ("Statement No. 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.

Reclassifications

Certain balances in the prior fiscal periods have been reclassified to conform with the presentation in the current fiscal year.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                     Three Months Ended                   Six Months Ended
                                                              ----------------------------------  ----------------------------------
                                                                 December 30,      December 31,      December 30,    December 31,
                                                                    2007              2006              2007              2006
                                                              -----------------  ---------------  ----------------  ----------------
                                                                                 (in thousands, except per share data)
    Numerator:
       Net income                                                  $19,256           $16,922          $13,466            $9,503
                                                              =================  ===============  ================  ================
    Denominator:
       Weighted average shares outstanding (*)                      63,020            65,094           62,825            65,144
       Effect of dilutive securities:
           Employee stock options                                    2,238               893            2,218               866
           Employee restricted stock awards                            792               102              983                93
                                                              -----------------  ---------------  ----------------  ----------------
                                                                     3,030               995            3,201               959
                                                              -----------------  ---------------  ----------------  ----------------
    Adjusted weighted-average shares and assumed
       conversions                                                  66,050            66,089           66,026            66,103
                                                              =================  ===============  ================  ================
    Net income per common share:
       Basic                                                         $0.31             $0.26            $0.21             $0.15
                                                              =================  ===============  ================  ================
       Diluted                                                       $0.29             $0.26            $0.20             $0.14
                                                              =================  ===============  ================  ================

          (*) On December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization of $20.0 million, of which $8.7 million remained authorized, but unused as of December 30, 2007. On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 30,     December 31,     December 30,      December 31,
                                                                    2007              2006            2007              2006
                                                              ----------------- ---------------- ----------------  ----------------
                                                                              (in thousands, except per share data)

   Stock options                                                      $270               $482              $772            $1,338
   Restricted stock awards                                             566                507             1,533               671
                                                              ----------------- ---------------- ---------------- -----------------
        Total                                                          836                989             2,305             2,009
   Deferred income tax benefit                                         509                317               996               599
                                                              ----------------- ---------------- ---------------- -----------------
   Stock-based compensation expense, net                              $327               $672            $1,309            $1,410
                                                              ================= ================ ================= ================
   Impact on basic and diluted net income per
   common share                                                      $0.01              $0.01             $0.02             $0.02
                                                              ================= ================ ================= ================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Stock-based compensation is recorded within the following line items of operating expenses:

                                                     Three Months Ended               Six Months Ended
                                               --------------------------------- ------------------------------
                                                December 30,     December 31,     December 30,     December 31,
                                                    2007             2006            2007             2006
                                               ---------------- ---------------- ---------------- -------------
                                                            (in thousands, except per share data)


   Marketing and sales                                  $242         $347             $756             $705
   Technology and development                             99          148              319              301
   General and administrative                            495          494            1,230            1,003
                                               ---------------- ---------------- ---------------- -------------
           Total                                        $836         $989           $2,305           $2,009
                                               ================ ================ ================ =============

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                     Three Months Ended               Six Months Ended
                                               --------------------------------- ------------------------------
                                                 December 30,    December 31,      December 30,    December 31,
                                                     2007            2006             2007             2006
                                               ---------------- ---------------- ---------------- -------------


      Weighted average fair value of
       options granted                               $4.33            $2.59            $4.66          $2.59
      Expected volatility                             42.6%            46.0%            45.8%          46.0%
      Expected life                                    5.3 yrs          5.3 yrs          5.3 yrs        5.3 yrs
      Risk-free interest rate                         4.20%            4.50%            4.39%          4.50%
      Expected dividend yield                          0.0%             0.0%             0.0%           0.0%

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

The following table summarizes stock option activity during the six months ended December 30, 2007:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                          Options          Price         Term       Value (000s)
                                                        ----------------------------------------------------------

  Outstanding at July 1, 2007                              9,152,665        $8.10
  Granted                                                    157,500        $9.91
  Exercised                                                 (681,322)       $4.71
  Forfeited                                                 (167,192)      $10.71
                                                        -------------
  Outstanding at December 30, 2007                         8,461,651        $8.35     4.5 years       $16,429
                                                        =============
  Options vested or expected to vest at December 30,
   2007                                                    8,115,447        $8.40     4.3 years       $15,929
  Exercisable at December 30, 2007                         7,005,207        $8.56     3.9 years       $14,339

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


As of December 30, 2007, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $3.8 million and the weighted average period over which these awards are expected to be recognized was 2.8 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock during the six months ended December 30, 2007:

                                                                          Weighted
                                                                       Average Grant
                                                                         Date Fair
                                                         Shares             Value
                                                        -------------  ---------------

            Non-vested at July 1, 2007                   1,101,982            5.70
            Granted                                        637,249          $11.53
            Vested                                         (16,177)          $7.08
            Forfeited                                      (51,177)          $7.54
                                                        -------------
            Non-vested at December 30, 2007              1,671,877           $7.85
                                                        =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of December 30, 2007, there was $8.5 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

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

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. ("Fannie May Confections"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $92.1 million in cash, including estimated working capital adjustments and transaction costs, includes a modern 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amounted to a maximum of $4.5 million during the year ending July 1, 2007 (of which $4.4 million was achieved) and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. Fannie May Confections generated revenues of approximately $75.0 million in its most recent fiscal year ended April 30, 2006.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                        December 30,      July 1,
                                                                                            2007           2007
                                                                                       ----------------  -----------
                                                                                                (in thousands)

                Finished goods                                                              $41,007         $43,113
                Work-in-Process                                                              16,882           3,911
                Raw materials                                                                 4,761          15,027
                                                                                         -----------     -----------
                                                                                            $62,650         $62,051
                                                                                         ===========     ===========


Note 6 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill by segment is as follows:

                                              1-800-
                                             Flowers.com        BloomNet         Gourmet           Home and
                                              Consumer            Wire           Food and          Children's
                                               Floral            Service       Gift Baskets          Gifts           Total
                                            --------------------------------------------------------------------------------
Balance at July 1, 2007                        $6,352               $-           $87,279           $18,500        $112,131
 Disposition of retail stores/other              (187)              $-                11              (241)           (417)
                                            --------------  ---------------  ---------------  ---------------  --------------
Balance at December 30, 2007                   $6,165               $-           $87,290           $18,259        $111,714
                                            ==============  ===============  ===============  ===============  ==============


The Company's other intangible assets consist of the following:

                                                       December 30, 2007                          July 1, 2007
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                    Gross
                              Amortization   Carrying      Accumulated                 Carrying    Accumulated
                                 Period       Amount       Amortization      Net         Amount    Amortization       Net
                             -------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
  Investment in licenses      14 - 16 years    $4,927          $4,247       $ 680       $4,927         $4,085         $842
  Customer lists               3 - 10 years    14,260           4,886       9,374       14,260          3,919       10,341
  Other                         5 - 8 years     2,639             956       1,683        2,639            748        1,891
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               21,826          10,089      11,737       21,826          8,752       13,074

 Trademarks with
  indefinite lives                             39,679               -      39,679       39,676              -       39,676
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
  intangible assets                           $61,505          10,089     $51,416      $61,502         $8,752      $52,750
                                            ============ =============== =========== =========== =============== ============


Estimated future amortization expense is as follows: remainder of fiscal 2008 - $1.3 million, fiscal 2009 - $2.6 million, fiscal 2010 - $2.5 million, fiscal 2011 - $2.0 million, fiscal 2012 -$0.9 and thereafter - $2.4 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        December 30,    July 1,
                                                                                           2007          2007
                                                                                        ------------ -----------
                                                                                                (in thousands)

                Term loan                                                                   $72,250     $76,500
                Revolving Line of  Credit                                                         -           -
                Commercial Note                                                                 829       1,553
                Obligations under capital leases                                                 62          79
                                                                                        ------------  ----------
                                                                                             73,141      78,132
                Less current maturities of long-term debt and obligations under
                   capital leases                                                            11,516      10,132
                                                                                        ------------  ----------
                                                                                            $61,625     $68,000
                                                                                        ============  ==========


In order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility (which was subsequently increased to $75.0 million effective October 23, 2007), which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. As of December 30, 2007, the Company had no borrowings outstanding under the revolving credit facility.


Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three and six months ended December 30, 2007 was 40.2% and 40.5%, respectively, compared to 39.1% and 38.7% during the comparative three and six months ended December 31, 2006. The effective tax rate during the three and six months ended December 31, 2006 includes the favorable impact of a tax settlement. The Company's effective tax rate for the three and six months ended December 30, 2007 and December 31, 2006 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any material accrued interest or penalties associated with any unrecognized tax benefits, nor was any material interest expense recognized during the quarter.

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

                                                        Three Months Ended                   Six Months Ended
                                                    -----------------------------      ------------------------------
                                                     December 30,   December 31,        December 30,     December 31,
 Net revenues                                           2007           2006                 2007             2006
                                                    -------------  --------------      --------------  --------------
                                                                            (in thousands)
   Net revenues:
       1-800-Flowers.com Consumer Floral               $114,070       $114,725            $201,669         $197,393
       BloomNet Wire Service                             12,732          9,640              22,623           16,806
       Gourmet Food & Gift Baskets                      110,605        108,910             133,767          131,134
       Home & Children's Gifts                           98,013         98,145             122,748          123,012
       Corporate (*)                                        585            121               1,710            1,036
       Intercompany eliminations                         (1,803)        (1,675)             (2,505)          (2,383)
                                                    -------------  --------------      --------------  --------------
     Total net revenues                                $334,202       $329,866            $480,012         $466,998
                                                    =============  ==============      ==============  ==============



                                                        Three Months Ended                   Six Months Ended
                                                    -----------------------------      -------------------------------
                                                     December 30,   December 31,        December 30,     December 31,
 Operating Income                                       2007           2006                2007             2006
                                                    -------------  --------------      --------------   --------------
                                                                            (in thousands)

  Category Contribution Margin:
      1-800-Flowers.com Consumer Floral                 $13,561        $13,451             $25,506          $21,321
      BloomNet Wire Service                               4,458          3,256               7,022            4,958
      Gourmet Food & Gift Baskets                        24,912         25,326              23,057           23,752
      Home & Children's Gifts                             8,747          3,896               6,451            2,018
                                                    -------------  --------------      --------------  --------------
  Category Contribution Margin Subtotal                  51,678         45,929              62,036           52,049
      Corporate (*)                                     (13,083)       (12,121)            (26,792)         (24,301)
      Depreciation and amortization                      (4,967)        (3,834)             (9,837)          (8,578)
                                                    -------------  --------------      --------------  --------------
  Operating income                                      $33,628        $29,974             $25,407          $19,170
                                                    =============  ==============      ==============  ==============

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

In October 2007, 1-800-Flowers.Com., Inc. and its subsidiary, 1-800-Flowers Retail, Inc. (collectively "the Company"), were served with a purported nationwide class action lawsuit filed in the United States District Court, in and for the Southern District of Florida (Grabein v. 1-800-Flowers.Com., Inc., et al; Case No. 07-22235). The Complaint alleges violation of the federal Fair and Accurate Credit Transaction Act ("FACTA") based upon the allegation that the Company printed/provided receipts to consumers at the point of sale or transaction on which receipts appeared more than the last five digits of customers' credit or debit card numbers and/or the expiration dates of such cards. Similar complaints have been filed against a number of retailers. The Complaint does not specify any actual damages for any member of the purported class. However, the Complaint does seek statutory damages of $100 to $1,000 for each proven alleged willful violation of the statute, if any, as well as, attorneys' fees, costs, unspecified punitive damages and a permanent injunction. We are currently examining information relating to the allegations in the Complaint and are evaluating developing judicial interpretations of the statute and pending legislation in Congress that would amend FACTA. While we intend to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

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

                                                     Three Months Ended                               Six Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                          December 30,  December 31,                    December 30,   December 31,
Net Revenues                                 2007           2006         % Change           2007            2006         % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                              (in thousands)
Net revenues:
    1-800-Flowers.com Consumer Floral      $114,070       $114,725         (0.6)%        $201,669         $197,393          2.2%
    BloomNet Wire Service                    12,732          9,640          32.1%          22,623           16,806         34.6%
    Gourmet Food & Gift Baskets             110,605        108,910           1.6%         133,767          131,134          2.0%
    Home & Children's Gifts                  98,013         98,145         (0.1)%         122,748          123,012        (0.2)%
    Corporate (*)                               585            121         383.5%           1,710            1,036         65.1%
    Intercompany eliminations                (1,803)        (1,675)        (7.6)%          (2,505)          (2,383)       (5.1)%
                                        -------------- ---------------                 -------------- ---------------
Total net revenues                         $334,202       $329,866           1.3%        $480,012         $466,998          2.8%
                                        ============== ===============                 ============== ===============


                                                     Three Months Ended                               Six Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                          December 30,  December 31,                    December 30,   December 31,
Gross Profit                                 2007           2006         % Change           2007           2006         % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                              (in thousands)
Gross Profit:
    1-800-Flowers.com Consumer Floral        $44,924        $45,575        (1.4)%         $79,020          $77,026           2.6%
                                                39.4%          39.7%                         39.2%            39.0%

    BloomNet Wire Service                      7,273          5,777         25.9%          12,882            9,877          30.4%
                                                57.1%          59.9%                         56.9%            58.8%

    Gourmet Food & Gift Baskets               54,298         52,706          3.0%          63,781           61,225           4.2%
                                                49.1%          48.4%                         47.7%            46.7%

    Home & Children's Gifts                   46,591         47,904        (2.7)%          56,797           58,246         (2.5)%
                                                47.5%          48.8%                         46.3%            47.3%

    Corporate (*)                                256             75        241.3%             763              521          46.4%
                                                43.8%          62.0%                         44.6%            50.3%

    Intercompany eliminations                   (286)           (60)                         (306)            (104)
                                        -------------- ---------------                 -------------- ---------------
     Total gross profit                     $153,056       $151,977          0.7%        $212,937         $206,791           3.0%
                                        ============== ===============                 ============== ===============
                                                45.8%          46.1%                         44.4%            44.3%
                                        ============== ===============                 ============== ===============


                                                     Three Months Ended                               Six Months Ended
                                        ---------------------------------------------  ---------------------------------------------
                                          December 30,   December 31,                   December 30,   December 31,
EBITDA (**)                                  2007            2006         % Change          2007            2006         % Change
                                        -------------- --------------- --------------  -------------- --------------- --------------
                                                                              (in thousands)
Category Contribution Margin:
    1-800-Flowers.com Consumer Floral        $13,561     $13,451             0.8%         $25,506          $21,321          19.6%
    BloomNet Wire Service                      4,458       3,256            36.9%           7,022            4,958          41.6%
    Gourmet Food & Gift Baskets               24,912      25,326           (1.6)%          23,057           23,752         (2.9)%
    Home & Children's Gifts                    8,747       3,896           124.5%           6,451            2,018         219.7%
                                        -------------- ---------------                 -------------- ---------------
Category Contribution Margin Subtotal         51,678      45,929            12.5%          62,036           52,049          19.2%
    Corporate (*)                            (13,083)    (12,121)          (7.9)%         (26,792)         (24,301)       (10.3)%
                                        -------------- ---------------                 -------------- ---------------
EBITDA                                       $38,595     $33,808            14.2%         $35,244          $27,748          27.0%
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

  Reconciliation of Net Income to EBITDA:

                                                                   Three Months Ended               Six Months Ended
                                                               ---------------------------  -----------------------------
                                                                December 30,  December 31,   December 30,   December 31,
                                                                    2007         2006            2007          2006
                                                               ------------- -------------  -------------- --------------
                                                                                        (in thousands)
Net income                                                         $19,256       $16,922          $13,466        $9,503
Add:
 Interest expense                                                    1,737         2,425            3,282         4,253
 Depreciation and amortization                                       4,967         3,834            9,837         8,578
 Income tax expense                                                 12,942        10,874            9,162         6,009
 Other expense (income)                                                (12)            7              (30)           (4)
Less:
 Interest income                                                       295           254              473           591
                                                               ------------- -------------  -------------- --------------
EBITDA                                                             $38,595       $33,808          $35,244       $27,748
                                                               ============= =============  ============== ==============

Results of Operations

Net Revenues
                                               Three Months Ended                              Six Months Ended
                                    -------------------------------------------- ----------------------------------------------
                                     December 30,     December 31,                December 30,    December 31,
                                        2007            2006          % Change         2007           2006         % Change
                                    --------------- ---------------- ----------- --------------- -------------- ---------------
                                                                   (in thousands)

Net revenues:
 E-Commerce                           $274,168          $270,159          1.5%      $388,671       $379,418        2.4%
 Other                                  60,034            59,707          0.5%        91,341         87,580        4.3%
                                    --------------- ----------------             --------------- --------------
Total net revenues                    $334,202          $329,866          1.3%      $480,012       $466,998        2.8%
                                    =============== ================             =============== ==============

The Company's revenue growth of 1.3% and 2.8% during the three and six months ended December 30, 2007, respectively, was primarily attributable to the continued expansion of the Company's BloomNet Wire Service business, which increased 32.1% and 34.6%, during the respective periods. During this challenging consumer environment, which was characterized by cautious consumer spending and aggressive promotional activity by competitors across the gifting industry, the Company made the conscious decision not to chase revenue growth in its direct-to-consumer businesses, instead focusing on achieving its primary goal of leveraging its business platform to drive profitable growth while reducing its operating expense ratio. As a result, despite the difficult retail consumer environment experienced during the current Holiday season, the Company was able to achieve net income growth of 13.8% on more modest revenue growth.

The Company fulfilled approximately 4,404,000 and 6,058,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and six months ended December 30, 2007, respectively, which represents increases of 0.7% and 0.8% over the respective prior year periods. The Company's E-commerce average order value of $62.25 and $64.16 during the three and six months ended December 30, 2007, respectively, increased 0.8% and 1.7%, over the respective prior year periods, primarily from a combination of product mix and pricing initiatives. Other revenues, for the three and six months ended December 30, 2007, increased in comparison to the same period of the prior year, primarily as a result of the continued membership revenue growth and expanded product and service offerings from the Company's BloomNet Wire Service category, offset by reduced wholesale revenues from its Gourmet Food and Gift Baskets category.

The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three months ended December 30, 2007 decreased by 0.6% over the prior year period, primarily due to lower retail sales from its company-owned floral stores as a result of the continued transition of Company stores to franchise ownership. A slight E-Commerce order volume reduction was offset by a higher average sale, due to product mix and pricing initiatives.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three and six months ended December 30, 2007 increased by 32.1% and 34.6% over the respective prior year periods, primarily as a result of increased florist membership revenues due in part to its pricing initiatives and a growing volume of orders sent between florists, as well as expanded product and service offerings.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections, The Popcorn Factory and The Winetasting Network brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn and wine gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three and six months ended December 30, 2007 increased by 1.6% and 2.0% over the respective prior year periods as a result of increased order volumes on the E-Commerce sales channel from the Cheryl & Co., Fannie May Confections and Popcorn Factory brands, offset in part by reductions within Cheryl & Co. and Fannie May Confections' wholesale operations.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores under the Plow & Hearth brand. Net revenue during the three and six months ended December 30, 2007 remained relatively consistent with the respective prior year periods, and is expected to remain flat for the balance of the fiscal year. As a result of the poor results during the second quarter of fiscal 2007, the Company's management implemented several changes to improve the performance within this category including: (i) discontinuing catalog titles, such as Madison Place and Problem Solvers, (ii) strengthening the management team, (iii) improving the creative look and feel of the catalogs and (iv) reducing the circulation plans for all titles to place more focus on the category's existing customer base. These changes had the desired effect of improving the operating results within the category, while maintaining prior year revenue levels, resulting in category contribution margin improvements of 124.5% and 219.7%, during the respective three and six months ended December 30, 2007.

The Company anticipates that its revenue growth for fiscal 2008 will be in the range of 2-4 percent, as anticipated revenue growth in the Company's key business categories of 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets offsets the lower anticipated revenue contribution expected from its Home and Children's Gifts category.

Gross Profit

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ---------------------------------------------
                                  December 30,     December 31,                  December 30,     December 31,
                                      2007             2006         % Change         2007             2006          % Change
                                  -------------- --------------- -------------  --------------- --------------- -------------
                                                                  (in thousands)

Gross profit                         $153,056       $151,977           0.7%         $212,937        $206,791         3.0%
Gross margin %                           45.8%          46.1%                           44.4%           44.3%


Gross profit increased during the three and six months ended December 30, 2007, in comparison to the same period of the prior year, primarily as a result of the revenue growth described above. Gross margin percentage during the three months ended December 30, 2007 decreased 30 basis points, reflecting the promotional nature of the current holiday season. During the six months ended December 30, 2007 gross margin percentage increased 10 basis points as a result of product mix and manufacturing efficiencies.

The 1-800-Flowers.com Floral Consumer category gross profit and gross margin percentage for the three months ended December 30, 2007 decreased by 1.4% and 30 basis points, respectively, over the prior year period as a result of the aforementioned decrease in net revenues, and due to a greater use of selective promotional offerings during the current Holiday season. Gross profit and gross margin percentage during the six months ended December 30, 2007 increased 2.6% and 20 basis points, respectively, over the prior year period, resulting from increased net revenues, and improvements in fulfillment logistics and pricing initiatives.

The BloomNet Wire Service category gross profit for the three and six months ended December 30, 2007 increased by 25.9% and 30.4% over the respective prior year periods as a result of increases in florist membership revenues resulting in part from pricing initiatives and a growing volume of orders sent between florists, and increased revenues from its expanded product and service offerings. Gross margin percentage decreased 280 basis points and 190 basis points, to 57.1% and 56.9% during the three and six months ended December 30, 2007, respectively, primarily as a result of sales mix, impacted by increased revenue related to a growing volume of orders sent between florists which bear lower margins, but support membership.

The Gourmet Food & Gift Basket category gross profit for the three and six months ended December 30, 2007 increased by 3.0% and 4.2% over the respective prior year periods as a result of the aforementioned increased revenue as well as an improved gross margin percentage. Gross margin percentage increased by 70 basis points and 100 basis points, to 49.1% and 47.7%, in comparison to the respective three and six months ended December 31, 2006, as a result of manufacturing efficiencies, improved product sourcing, and sales channel mix.

The Home & Children's Gift category gross profit for the three and six months ended December 30, 2007 decreased by 2.7% and 2.5% over the respective prior year periods as a result of the lower gross margin percentage, which declined 130 basis points and 100 basis points, to 47.5% and 46.3%, during the three and six months ended December 30, 2007, respectively, due to sales mix and the increase in the use of selective promotional pricing and free shipping offers during the current Holiday season.

During the remainder of fiscal 2008, the Company expects that its gross margin percentage will improve slightly, although vary by quarter due to seasonal changes in product mix, primarily through the growth of its higher margin business categories including Gourmet Food and Gift Baskets and BloomNet Wire
Service, and improved product sourcing, new product development and process improvement initiatives implemented during the second half of fiscal 2007.

Marketing and Sales Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ---------------------------------------------
                                  December 30,     December 31,                  December 30,     December 31,
                                      2007             2006         % Change         2007             2006          % Change
                                  -------------- --------------- -------------  --------------- --------------- -------------
                                                                  (in thousands)

Marketing and sales                   $93,594          $99,037        (5.5)%         $136,373        $141,407         (3.6)%
Percentage of net revenues               28.0%            30.0%                          28.4%           30.3%


During the three and six months ended December 30, 2007, marketing and sales expenses decreased 5.5% and 3.6%, and declined from 30.0% and 30.3% of net revenues, to 28.0% and 28.4% of net revenues, as a result of improved operating leverage from a number of cost-saving initiatives, including catalog printing and e-mail pricing improvements, and planned reductions in catalog prospecting and the discontinuance of the Madison Place and Problem Solvers titles within the Home & Children's category, as well as the impact of the growth of the Company's BloomNet category. During the three and six months ended December 30, 2007, the Company added approximately 1,259,000 and 1,764,000 new e-commerce customers, respectively. As a result of the Company's effective customer retention efforts, approximately 1,501,000 and 2,324,000 existing customers placed e-commerce orders during the three and six months ended December 30, 2007, respectively, representing an increase of 5.1% and 4.4% over the same periods of the prior year. Of the 2,760,000 and 4,088,000 total customers who placed e-commerce orders during the three and six months ended December 30, 2007, approximately 54.4% and 56.8% were repeat customers, compared to 53.0% and 52.0% during the respective prior year periods, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

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

Technology and Development Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ---------------------------------------------
                                  December 30,     December 31,                  December 30,     December 31,
                                      2007             2006         % Change         2007             2006          % Change
                                  -------------- --------------- -------------  --------------- --------------- -------------
                                                                  (in thousands)

Technology and development             $5,419          $5,201          4.2%          $10,654         $10,362          2.8%
Percentage of net revenues                1.6%            1.6%                           2.2%            2.2%


During the three and six months ended December 31, 2007, technology and development expense increased in comparison to the respective prior year periods by 4.2% and 2.8%, but remained consistent as a percentage of net revenues, as a result of increased labor costs required to support the Company's technology platform, offset in part by savings derived from renegotiating various technology maintenance and license agreements. During the three and six months ended December 30, 2007, the Company expended $7.5 million and $16.0 million on technology and development, of which $2.1 million and $5.3 million has been capitalized.

While the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending for the remainder of fiscal 2008 will remain consistent as a percentage of net revenues in comparison to the prior year.

General and Administrative Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ---------------------------------------------
                                  December 30,     December 31,                  December 30,     December 31,
                                      2007             2006         % Change         2007             2006          % Change
                                  -------------- --------------- -------------  --------------- --------------- -------------
                                                                  (in thousands)

General and administrative            $15,448       $13,931            10.9%         $30,666         $27,274          12.4%
Percentage of net revenues                4.6%          4.2%                             6.4%            5.8%


General and  administrative  expense  increased 10.9% and 12.4% during the three and six months ended December 30, 2007, respectively, and by 40 basis points and
60 basis  points of net  revenues in  comparison  to the  respective  prior year periods,  primarily as a result of  increased  professional  fees and  corporate initiatives.  The  benefit  of  these  increased  costs  are  reflected  in  the
improvements   within  the  Company's   overall  operating  expense  ratios,  in
comparison to the same periods of the prior year.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, and as a result the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2008 will be consistent, to slightly above, the prior year period.

Depreciation and Amortization Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ---------------------------------------------
                                  December 30,     December 31,                  December 30,     December 31,
                                      2007             2006         % Change         2007             2006          % Change
                                  -------------- --------------- -------------  --------------- --------------- -------------
                                                                  (in thousands)

Depreciation and amortization          $4,967        $3,834            29.6%          $9,837         $8,578           14.7%
Percentage of net revenues                1.5%          1.2%                             2.0%           1.8%


Depreciation and amortization expense during the three and six months ended December 30, 2007 increased by 29.6% and 14.7%, respectively, and by 30 basis points and 20 basis points of net revenue as compared to the respective prior year periods. The increases are the result of recent capital additions, and a reduction in amortization expense recorded during the three months ended December 31, 2006 associated with the Company's Fannie May acquisition. During the second quarter of the prior year, the Company completed its allocation of the purchase price of Fannie May Confections to the individual assets acquired and liabilities assumed, which resulted in adjustments to the carrying value of recorded assets and liabilities, including revisions to the value and expected lives of certain intangible assets, subject to amortization, and the residual amount that was allocated to goodwill. As a result, during the three months ended December 31, 2006, the Company recorded a reduction in amortization expense in the amount of $0.6 million, reflecting the impact of the change in estimate in that period.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of its technology platforms are critical to attaining its strategic objectives. As a result of these improvements, the Company expects that depreciation and amortization for the remainder of fiscal 2008 will increase slightly as a percentage of net revenues in comparison to the prior year.

Other Income (Expense)

                                              Three Months Ended                   Six Months Ended
                                          ----------------------------  -------------------------------
                                            December 30,  December 31     December 30,   December 31,
                                               2007          2006            2007             2006
                                          -------------------------------------------------------------
                                                                 (in thousands)

         Interest income                      $295          $254              $473            $591
         Interest expense                   (1,737)       (2,425)           (3,282)         (4,253)
         Other                                  12            (7)               30               4
                                          ------------  -------------  --------------- ----------------
                                           ($1,430)      ($2,178)          ($2,779)        ($3,658)
                                          ============  =============  =============== ================

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt, and revolving line of credit. In order to finance the acquisition of Fannie May Confections Brands, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 23, 2007, includes an $85.0 million term loan and a $75.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. As of December 30, 2007, the outstanding balance on the term loan under the Company's 2006 Credit Facility was $72.3 million. During the three and six months ended December 30, 2007, the Company borrowed under its line of credit to fund working capital needs in preparation for the holiday season. All such borrowings were repaid by December 30, 2007.

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

During the three and six months ended December 30, 2007 and December 31, 2006, the Company recorded income tax expense of $12.9 million and $9.2 million, respectively. The Company's effective tax rate for the three and six months ended December 30, 2007 was 40.2% and 40.5%, respectively, compared to 39.1% and 38.7% during the comparative three and six months ended December 31, 2006. The effective tax rate during the three and six months ended December 31, 2006 includes the favorable impact of a tax settlement. The Company's effective tax rate for the three and six months ended December 30, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

Liquidity and Capital Resources

At December 30, 2007, the Company had working capital of $67.0 million, including cash and equivalents of $65.4 million, compared to working capital of $51.4 million, including cash and equivalents of $16.1 million, at July 1, 2007.

Net cash provided by operating activities of $62.7 million for the six months ended December 30, 2007 was primarily attributable to the Company's net income, adjusted for non-cash charges for depreciation and amortization and deferred income taxes, as well as seasonal changes in working capital, primarily related to a quarter end increase in accounts payable, which will be paid down during the third quarter.

Net cash used in investing activities of $12.3 million for the six months ended December 30, 2007 was primarily attributable to capital expenditures related to the Company's technology and distribution infrastructure, and to the payment of a $4.4 million "earn-out" incentive, for financial targets achieved during fiscal 2007, related to the acquisition of Fannie May Confections Brands, Inc.

Net cash used in financing activities of $1.0 million for the six months ended December 30, 2007 was primarily from the net repayment of bank borrowings on outstanding debt and long-term capital lease obligations, offset in part by proceeds from employee stock option exercises.

On May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 23, 2007, includes an $85.0 million term loan and a $75.0 million revolving credit facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. As of December 30, 2007, the Company had no borrowings outstanding under the revolving credit facility.

The Company believes, based on current circumstances, that its existing and future cash flows from operations will be sufficient to fund its working capital needs, capital expenditures and repayments of bank borrowings on outstanding debt and long-term capital lease obligations until the first quarter of fiscal 2009, at which time it will borrow against its line of credit to fund working capital requirements related to pre-holiday manufacturing and inventory purchases. The Company anticipates that, as in the current year, such borrowings will peak during the second quarter of 2009, before being repaid prior to the end of that quarter.

As of December 30, 2007, the Company had repurchased 1,538,286 shares of common stock for $11.3 million, excluding the December 28, 2006 repurchase of 3,010,740 shares of common stock from an affiliate. The purchase price was $15,689,000, or $5.21 per share. This repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization of $20.0 million, of which $8.7 million remained authorized, but unused as of December 30, 2007.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash.

At December 30, 2007, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1           1-3                            More than 5
                                             Total               year         years       3 - 5 years                years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt                             $84,956            $15,559         $33,530         $35,867                   $-
Capital lease obligations                       77                 27              25              25                    -
Operating lease obligations                 63,894              6,129          16,436          13,182               28,147
Sublease obligations                         4,920              1,020           2,720             927                  253
Purchase commitments (*)                    38,028             28,028          10,000               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                $191,875            $50,763         $62,711         $50,001              $28,400
                                        ===========    ===============    ============   =============     ================


(*) Purchase commitments consist primarily of inventory, equipment purchase orders, online marketing and licensing agreements made in the ordinary course of business.

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


Forward Looking Information and Factors that May Affect Future Results


Our disclosure and analysis in this report contain forward-looking information about the Company's financial results and estimates, and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

    o  the Company's ability:
       o  to achieve revenue and profitability growth;
       o  to reduce costs and enhance its profit margins;
       o  to manage the increased seasonality of its business;
       o  to effectively integrate and grow acquired companies;
       o  to cost effectively acquire and retain customers;
       o  to compete against existing and new competitors;
       o to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
       o  to cost efficiently manage inventories; and
       o  to leverage its operating infrastructure
    o general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company's products.

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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

In October 2007, 1-800-Flowers.Com., Inc. and its subsidiary, 1-800-Flowers Retail, Inc. (collectively "the Company"), were served with a purported nationwide class action lawsuit filed in the United States District Court, in and for the Southern District of Florida (Grabein v. 1-800-Flowers.Com., Inc., et al; Case No. 07-22235). The Complaint alleges violation of the federal Fair and Accurate Credit Transaction Act ("FACTA") based upon the allegation that the Company printed/provided receipts to consumers at the point of sale or transaction on which receipts appeared more than the last five digits of customers' credit or debit card numbers and/or the expiration dates of such cards. Similar complaints have been filed against a number of retailers. The Complaint does not specify any actual damages for any member of the purported class. However, the Complaint does seek statutory damages of $100 to $1,000 for each proven alleged willful violation of the statute, if any, as well as, attorneys' fees, costs, unspecified punitive damages and a permanent injunction. We are currently examining information relating to the allegations in the Complaint and are evaluating developing judicial interpretations of the statute and pending legislation in Congress that would amend FACTA. While we intend to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.


ITEM 1A.  RISK FACTORS.


There have been no material  changes from the risk factors  disclosed in Part 1,
Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2007.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first six months of fiscal 2008, which includes the period July 1, 2007 through December 30, 2007.

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
Period                       Shares Purchased        Paid Per Share       Programs                 Programs

-----------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

    7/2/07 - 7/29/07                    -                   $-                        -              $8,711
    7/30/07 - 8/26/07                   -                   $-                        -              $8,711
    8/27/07 - 9/30/07                 3.6               $11.55                      3.6              $8,669
    10/1/07 - 10/28/07                  -                   $-                        -              $8,669
    10/29/07 - 11/25/07                 -                   $-                        -              $8,669
    11/26/07 - 12/30/07                                                               -              $8,669
                             ----------------    ---------------    ---------------------
Total                                 3.6               $11.55                      3.6
                             ================    ===============    =====================


On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. All share purchases were made in open-market transactions. The average price paid per share is calculated on a settlement basis and excludes commission.

On December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization of $20.0 million, of which $8.7 million remained authorized, but unused as of December 30, 2007. On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 4, 2007.

         The following nominees were elected as directors, each to serve until the 2010 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                       Withheld
         ----------------------------    -----------------------------------      ------------------------------------------
         John J. Conefry, Jr.                       384,930,091                                    372,522
         Leonard J. Elmore                          383,473,013                                  1,829,600
         Jan L. Murley                              385,062,794                                    239,819

         The following Directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the
         Company: James F. McCann, Christopher G. McCann, Lawrence Calcano,
         James Cannavino, and Jeffrey C. Walker.

         The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending June 29, 2008 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               384,484,241                            798,176                                      20,196

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




Date: February 6, 2008                       /s/ James F. McCann
-----------------------                      ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: February 6, 2008                       /s/ William E. Shea
-----------------------                      -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)