Form 10-Q
period 2008-03-30
1 800 FLOWERS COM INC
filed 2008-05-09
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 30, 2008

                                       or

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ( )                   Accelerated filer(X)

     Non-accelerated filer ( )                     Smaller reporting company ( )

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

     The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,528,374
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 1, 2008)

                                   36,858,465
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 1, 2008)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page

Part I.     Financial Information
  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets - March 30, 2008 (Unaudited)
              and July 1, 2007                                                1

             Consolidated Statements of Income (Unaudited) - Three
              and Nine Months Ended March 30, 2008 and April 1, 2007          2

             Consolidated Statements of Cash Flows (Unaudited) -
              Three and Nine Months Ended March 30, 2008 and April
              1, 2007                                                         3

             Notes to Consolidated Financial Statements (Unaudited)           4

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12


  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       23

  Item 4.    Controls and Procedures                                          23

Part II.     Other Information

  Item 1.    Legal Proceedings                                                24

  Item 1A.   Risk Factors                                                     24

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      24

  Item 3.    Defaults upon Senior Securities                                  25

  Item 4.    Submission of Matters to a Vote of Security Holders              25

  Item 5.    Other Information                                                25

  Item 6.    Exhibits                                                         25

Signatures                                                                    26

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                         March 30,      July 1,
                                                                                          2008           2007
                                                                                      --------------- ------------
                                                                                      (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                     $38,329       $16,087
 Receivables, net                                                                          17,206        17,010
 Inventories                                                                               67,370        62,051
 Deferred income taxes                                                                      8,886        19,260
 Prepaid and other                                                                          8,301         9,576
                                                                                      --------------- ------------
    Total current assets                                                                  140,092       123,984
Property, plant and equipment, net                                                         61,017        62,561
Goodwill                                                                                  111,717       112,131
Other intangibles, net                                                                     50,751        52,750
Other assets                                                                                  786         1,081
                                                                                      --------------- ------------
Total assets                                                                             $364,363      $352,507
                                                                                      =============== ============


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                    $58,604       $62,433
 Current maturities of long-term debt and obligations under capital leases                 12,203        10,132
                                                                                      --------------- ------------
    Total current liabilities                                                              70,807        72,565
Long-term debt and obligations under capital leases                                        58,438        68,000
Deferred income taxes                                                                       8,230         8,230
Other liabilities                                                                           3,004         2,681
                                                                                      --------------- ------------
Total liabilities                                                                         140,479       151,476
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 31,108,935
   and 30,298,019 shares issued at March 30, 2008 and July 1, 2007, respectively              311           303
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
   shares issued at March 30, 2008 and July 1, 2007, respectively                             421           421
 Additional paid-in capital                                                               276,438       269,270
 Retained deficit                                                                         (22,137)      (38,893)
 Treasury stock, at cost, 4,724,326 and 4,590,717 Class A shares at March 30,
   2008 and July 1, 2007, respectively and 5,280,000 Class B shares                       (31,149)      (30,070)
                                                                                      --------------- ------------
    Total stockholders' equity                                                            223,884       201,031
                                                                                      --------------- ------------
Total liabilities and stockholders' equity                                               $364,363      $352,507
                                                                                      =============== ============


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended                Nine Months Ended
                                                                ---------------------------------  --------------------------------
                                                                    March 30,        April 1,        March 30,         April 1,
                                                                     2008             2007             2008             2007
                                                                ---------------  ----------------  ---------------  ---------------
Net revenues                                                       $219,567         $213,779          $699,579        $680,777
Cost of revenues                                                    130,062          127,092           397,137         387,299
                                                                ---------------  ----------------  ---------------  ---------------
Gross profit                                                         89,505           86,687           302,442         293,478
Operating expenses:
 Marketing and sales                                                 60,587           59,023           196,960         200,430
 Technology and development                                           5,515            5,469            16,169          15,831
 General and administrative                                          13,151           14,198            43,817          41,472
 Depreciation and amortization                                        5,011            4,447            14,848          13,025
                                                                ---------------  ----------------  ---------------  ---------------
   Total operating expenses                                          84,264           83,137           271,794         270,758
                                                                ---------------  ----------------  ---------------  ---------------
Operating income                                                      5,241            3,550            30,648          22,720
Other income (expense):
 Interest income                                                        363              203               836             794
 Interest expense                                                    (1,073)          (1,551)           (4,355)         (5,804)
 Other                                                                   25                1                55               5
                                                                ---------------  ----------------  ---------------  ---------------
Total other income (expense), net                                      (685)          (1,347)           (3,464)         (5,005)
                                                                ---------------  ----------------  ---------------  ---------------
Income before income taxes                                            4,556            2,203            27,184          17,715
Income taxes                                                         (1,266)          (1,150)          (10,428)         (7,159)
                                                                ---------------  ----------------  ---------------  ---------------
Net income                                                           $3,290           $1,053           $16,756         $10,556
                                                                ===============  ================  ===============  ===============

Net income per common share:
    Basic                                                             $0.05            $0.02             $0.27           $0.16
                                                                ===============  ================  ===============  ===============
    Diluted                                                           $0.05            $0.02             $0.26           $0.16
                                                                ===============  ================  ===============  ===============
Weighted average shares used in the calculation
 of net income per common share
    Basic                                                            63,261           62,358            62,970          64,216
                                                                ===============  ================  ===============  ===============
    Diluted                                                          65,413           64,284            65,604          65,475
                                                                ===============  ================  ===============  ===============


See accompanying Notes to Consolidated Financial Statements.

[PG NUMBER]


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                      March 30,         April 1,
                                                                                        2008             2007
                                                                                   ---------------   --------------
Operating activities:
Net income                                                                             $16,756           $10,556
Reconciliation of net income to net cash provided by operations
 Depreciation and amortization                                                          14,848            13,025
 Deferred income taxes                                                                  10,374             7,824
 Bad debt expense                                                                        1,363             1,111
 Stock-based compensation                                                                3,339             3,386
 Other non-cash items                                                                      275                72
Changes in operating items:
    Receivables                                                                         (1,559)           (9,708)
    Inventories                                                                         (5,506)          (13,881)
    Prepaid and other                                                                    1,275            (1,187)
    Accounts payable and accrued expenses                                                  608              (529)
    Other assets                                                                           300              (867)
    Other liabilities                                                                      323               856
                                                                                   ---------------   --------------
 Net cash provided by operating activities                                              42,396            10,658

Investing activities:
Acquisitions, net of cash acquired                                                      (4,135)             (347)
Dispositions                                                                               125             1,112
Capital expenditures                                                                   (11,615)          (13,565)
Other                                                                                      204               (36)
                                                                                   ---------------   --------------
 Net cash used in investing activities                                                 (15,421)          (12,836)

Financing activities:
Acquisition of treasury stock                                                           (1,079)          (15,722)
Proceeds from employee stock options                                                     3,837             1,269
Proceeds from bank borrowings                                                           80,000            95,000
Repayment of notes payable and bank borrowings                                         (87,466)          (92,433)
Repayment of capital lease obligations                                                     (25)             (377)
                                                                                   ---------------   --------------
 Net cash used in financing activities                                                  (4,733)          (12,263)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                      22,242           (14,441)
Cash and equivalents:
 Beginning of period                                                                    16,087            24,599
                                                                                   ---------------   --------------
 End of period                                                                         $38,329           $10,158
                                                                                   ===============   ==============




See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2008.

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

Comprehensive Income

For the three and nine months ended March 30, 2008 and April 1, 2007, the Company's comprehensive net income was equal to the respective net income for each of the periods presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, "Fair Value Measurements" (Statement No. 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (Statement 141R) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160). Statements No. 141R and No. 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. Statement Nos. 141R and 160 will be effective for the Company during its fiscal year beginning June 29, 2009.

Reclassifications

Certain balances in the prior fiscal periods have been reclassified to conform with the presentation in the current fiscal year.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



Note 2 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                   Three Months Ended                  Nine Months Ended
                                                            ---------------------------------  --------------------------------
                                                                March 30,        April 1,        March 30,         April 1,
                                                                  2008             2007             2008            2007
                                                            ----------------  ---------------  ---------------  ---------------
                                                                              (in thousands, except per share data)

       Numerator:
          Net income                                             $3,290           $1,053            $16,756          $10,556
                                                            ================  ===============  ===============  ===============
       Denominator:
          Weighted average shares outstanding (*)                63,261           62,358             62,970           64,216
          Effect of dilutive securities:
             Employee stock options                               1,449            1,495              1,949              961
             Employee restricted stock awards                       703              431                685              298
                                                            ----------------  ---------------  ---------------  ---------------
                                                                  2,152            1,926              2,634            1,259
                                                            ----------------  ---------------  ---------------  ---------------
       Adjusted weighted-average shares and assumed
          conversions                                            65,413           64,284             65,604           65,475
                                                            ================  ===============  ===============  ===============

       Net income per common share:
          Basic                                                   $0.05            $0.02              $0.27            $0.16
                                                            ================  ===============  ===============  ===============
          Diluted                                                 $0.05            $0.02              $0.26            $0.16
                                                            ================  ===============  ===============  ===============


     (*) On December 28, 2006, the Company completed a repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization of $20.0 million, of which $8.7 million remained authorized, but unused as of January 20, 2008. On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan, which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. During the period from January 21, 2008 through March 30, 2008, the Company repurchased 133,609 shares (approximately $1.1 million) of Class A Common Stock at market prices.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 March 30,     April 1,       March 30,     April 1,
                                                   2008         2007            2008         2007
                                              ------------- -------------- -------------- -------------
                                                       (in thousands, except per share data)


   Stock options                                  $307          $749           $1,079         $2,087
   Restricted stock awards                         727           628            2,260          1,299
                                              ------------- -------------- -------------- -------------
     Total                                       1,034         1,377            3,339          3,386
   Deferred income tax benefit                     352           412            1,348          1,011
                                              ------------- -------------- -------------- -------------
   Stock-based compensation expense, net          $682          $965           $1,991         $2,375
                                              ============= ============== ============== =============


Stock-based compensation is recorded within the following line items of operating expenses:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 March 30,     April 1,       March 30,     April 1,
                                                   2008         2007            2008         2007
                                              ------------- -------------- -------------- -------------
                                                       (in thousands, except per share data)


   Marketing and sales                            $288          $484           $1,044         $1,189
   Technology and development                      133           206              452            507
   General and administrative                      613           687            1,843          1,690
                                              ------------- -------------- -------------- -------------
     Total                                      $1,034        $1,377           $3,339         $3,386
                                              ============= ============== ============== =============

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 March 30,     April 1,       March 30,     April 1,
                                                   2008         2007            2008         2007
                                              ------------- -------------- -------------- -------------
                                                       (in thousands, except per share data)


      Weighted average fair value of
       options granted                          $3.10           $3.51          $4.40         $3.05
      Expected volatility                       40.0%           46.0%          44.8%         46.0%
      Expected life                           5.3 yrs         5.3 yrs        5.3 yrs       5.3 yrs
      Risk-free interest rate                   2.98%           4.70%          4.12%         4.60%
      Expected dividend yield                    0.0%            0.0%           0.0%          0.0%

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


The following table summarizes stock option activity during the nine months ended March 30, 2008:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                         Options           Price         Term       Value (000s)
                                                        ----------------------------------------------------------

Outstanding at July 1, 2007                              9,152,665         $8.10
Granted                                                    188,500         $9.54
Exercised                                                 (790,533)        $4.85
Forfeited                                                 (282,817)       $10.92
                                                        -------------
Outstanding at March 30, 2008                            8,267,815         $8.34     4.3 years      $14,489
                                                        =============

Options vested or expected to vest at March 30, 2008     8,120,951         $8.36     4.2 years      $14,327
Exercisable at March 30, 2008                            6,987,843         $8.52     3.7 years      $13,020


As of March 30, 2008 the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $3.1 million and the weighted average period over which these awards are expected to be recognized was 2.7 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock
Awards). The following table summarizes the activity of non-vested restricted stock during the nine months ended March 30, 2008:

                                                                                   Weighted
                                                                                Average Grant
                                                                                  Date Fair
                                                                    Shares           Value
                                                                --------------  ---------------

          Non-vested at July 1, 2007                              1,101,982           $5.70
          Granted                                                   656,749          $11.43
          Vested                                                    (18,677)          $7.44
          Forfeited                                                (195,729)          $8.53
                                                                ------------
          Non-vested at March 30, 2008                             1,544,325          $7.75
                                                                ============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of March 30, 2008, there was $6.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.9 years.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. ("Fannie May Confections"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $92.1 million in cash, including estimated working capital adjustments and transaction costs, includes a modern 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price is subject to "earn-out" incentives which amounted to a maximum of $4.5 million during the year ending July 1, 2007 (of which $4.4 million was achieved) and $1.5 million during the year ending June 29, 2008, upon achievement of specified earnings targets. In its most recently completed year ended April 30, 2006, prior to the acquisition, Fannie May Confections generated revenues of approximately $75.0 million.

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

Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                   March 30,     July 1,
                                                                                     2008         2007
                                                                                --------------  -----------
                                                                                          (in thousands)

            Finished goods                                                         $48,072        $43,113
            Work-in-Process                                                          4,291          3,911
            Raw materials                                                           15,007         15,027
                                                                                -----------    -----------
                                                                                   $67,370        $62,051
                                                                                ===========    ===========

Note 6 - Goodwill and Intangible Assets

The change in the net carrying amount of goodwill by segment is as follows:

                                               1-800-                           Gourmet
                                             Flowers.com       BloomNet         Food and          Home and
                                              Consumer           Wire            Gifts           Children's
                                               Floral           Service         Baskets           Gifts             Total
                                            ------------------------------------------------------------------------------------
Balance at July 1, 2007                        $6,352             $-            $87,279           $18,500          $ 112,131

 Disposition of retail stores/other              (187)             -                 11              (238)              (414)
                                            --------------    -------------    -------------     -------------    --------------
Balance at March 30,2008                       $6,165             $-            $87,290           $18,262           $111,717
                                            ==============    =============    =============     =============    ==============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company's other intangible assets consist of the following:

                                                         March 30, 2008                           July 1, 2007
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization       Net       Amount     Amortization       Net
                             -------------- ------------ --------------- ----------- ----------- --------------- ------------
                                                                       (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years     $4,927          $4,327        $600      $4,927          $4,085         $842
   Customer lists             3 - 10 years     14,260           5,370       8,890      14,260           3,919       10,341
   Other                       5 - 8 years      2,644           1,062       1,582       2,639             748        1,891
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               21,831          10,759      11,072      21,826           8,752       13,074

 Trademarks with
   indefinite lives                            39,679               -      39,679      39,676               -       39,676
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
    intangible assets                         $61,510          10,759     $50,751     $61,502          $8,752      $52,750
                                            ============ =============== =========== =========== =============== ============

Estimated future amortization expense is as follows: remainder of fiscal 2008 - $0.7 million, fiscal 2009 - $2.6 million, fiscal 2010 - $2.5 million, fiscal 2011 - $2.0 million, fiscal 2012 -$0.9 and thereafter - $2.4 million.

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                          March 30,        July 1,
                                                                                            2008            2007
                                                                                       ----------------  -----------
                                                                                               (in thousands)

              Term loan                                                                    $70,125         $76,500
              Revolving Line of  Credit                                                          -               -
              Commercial Note                                                                  459           1,553
              Obligations under capital leases                                                  57              79
                                                                                        -----------     -----------
                                                                                            70,641          78,132
              Less current maturities of long-term debt and obligations under
                capital leases                                                              12,203          10,132
                                                                                        -----------     -----------
                                                                                           $58,438         $68,000
                                                                                        ===========     ===========


In order to finance the acquisition of Fannie May Confections, on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility includes an $85.0 million term loan and a $50.0 million revolving facility (which was subsequently increased to $75.0 million effective October 23, 2007), which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. As of March 30, 2008, the Company had no borrowings outstanding under the revolving credit facility.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three and nine months ended March 30, 2008 was 27.8% and 38.4%, respectively, compared to 52.2% and 40.4% during the comparative three and nine months ended April 1, 2007. The effective tax rate during the three and nine months ended March 30, 2008 includes the favorable impact of several tax credits. The Company's effective tax rate for the three and nine months ended March 30, 2008 and April 1, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by the aforementioned tax credits.

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

                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------     --------------------------------
                                                       March 30,      April 1,            March 30,         April 1,
  Net revenues                                           2008           2007                2008              2007
                                                    -------------  --------------     --------------   ---------------
                                                                            (in thousands)

    Net revenues:
        1-800-Flowers.com Consumer Floral               $141,018       $140,058            $342,687         $337,451
        BloomNet Wire Service                             15,410         12,743              38,033           29,549
        Gourmet Food & Gift Baskets                       39,675         35,629             173,442          166,763
        Home & Children's Gifts                           24,565         26,507             147,313          149,519
        Corporate (*)                                        371            143               2,081            1,179
        Intercompany eliminations                         (1,472)        (1,301)             (3,977)          (3,684)
                                                    -------------  --------------     --------------   ---------------
    Total net revenues                                  $219,567       $213,779            $699,579         $680,777
                                                    =============  ==============     ==============   ===============

                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------     --------------------------------
                                                      March 30,      April 1,            March 30,         April 1,
  Operating Income                                       2008           2007                2008              2007
                                                    -------------  --------------     --------------   ---------------
                                                                            (in thousands)

    Category Comtribution Margin:
        1-800-Flowers.com Consumer Floral                $17,221       $19,133            $42,727          $40,454
        BloomNet Wire Service                              5,561         3,835             12,583            8,793
        Gourmet Food & Gift Baskets                        3,281         1,832             26,338           25,584
        Home & Children's Gifts                           (3,239)       (3,122)             3,212           (1,104)
                                                    -------------  --------------     --------------   ---------------
    Category Contribution Margin Subtotal                 22,824        21,678             84,860           73,727
        Corporate (*)                                    (12,572)      (13,681)           (39,364)         (37,982)
        Depreciation and amortization                     (5,011)       (4,447)           (14,848)         (13,025)
                                                    -------------  --------------     --------------   ---------------
    Operating income                                      $5,241        $3,550            $30,648          $22,720
                                                    =============  ==============     ==============   ===============

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

In October 2007, 1-800-Flowers.Com., Inc. and its subsidiary, 1-800-Flowers Retail, Inc., (collectively "the Company"), were served with a purported nationwide class action lawsuit filed in the United States District Court, in and for the Southern District of Florida (Grabein v. 1-800-Flowers.Com., Inc., et al; Case No. 07-22235). The Complaint alleges violation of the federal Fair and Accurate Credit Transaction Act ("FACTA") based upon the allegation that the Company printed/provided receipts to consumers at the point of sale or transaction on which receipts appeared more than the last five digits of customers' credit or debit card numbers and/or the expiration dates of such cards. Similar complaints have been filed against a number of retailers. The Complaint does not specify any actual damages for any member of the purported class. However, the Complaint does seek statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as, attorneys' fees, costs, punitive damages and a permanent injunction. We are currently examining information relating to the allegation in the Complaint and are evaluating developing judicial interpretations of the statute and pending legislation in Congress that would amend FACTA. While we intend to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

Note 11 - Subsequent Event - Acquisition of DesignPac Gifts LLC

On April 30, 2008, the Company acquired all of the outstanding common stock of DesignPac Gifts LLC (DesignPac), a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The acquisition, for approximately $36.3 million in cash (subject to adjustment for working capital), was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility. Although the Company expects that such borrowings will be repaid prior to the Company's fiscal year-end, the Company also anticipates that it will increase its revolving credit facility by the second quarter of fiscal 2009, in order to fund the associated increase in working capital requirements. The purchase price is subject to "earn-out" incentives which amount to a maximum of $2.0 million through the years ending June 27, 2010, upon achievement of specified performance targets. DesignPac generated revenues of approximately $53.3 million in its most recent fiscal year ended December 31, 2007.

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

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and a provider of specialty gifts for all occasions. For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) (1-800-356-9377 or www.1800flowers.com), named one of the top 50 online retailers by Internet Retailer and the recipient of ICMI's 2006 Global Call Center of the Year Award, offers the best of both worlds: exquisite, florist-designed arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight "Fresh From Our Growerssm." As always, 100% satisfaction and freshness are guaranteed.

The 1-800-FLOWERS.COM, Inc. collection of brands also includes Gourmet Gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands(R) (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) as well as Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com); and the BloomNet(R) (www.mybloomnet.net) international floral wire service provides quality products and diverse services to a select network of professional florists. 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ Global Select Market under ticker symbol FLWS.

Category Information

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead (see (*) below), which is operated under a centralized management platform, providing services throughout the organization, nor does it include stock-based compensation, depreciation and amortization, other income (net), and income taxes.

The following table presents the contribution of net revenues, gross profit and category contribution margin or category "EBITDA" (earnings before interest, taxes, depreciation and amortization) from each of the Company's business categories.

                                                         Three Months Ended                             Nine Months Ended
                                             -----------------------------------------   -------------------------------------------
                                               March 30,      April 1,                      March 30,       April 1,
     Net revenues                                2008           2007        % Change          2008             2007        % Change
                                             -------------- --------------  ----------   --------------   -------------   ----------
                                                                               (in thousands)
     Net revenues:
       1-800-Flowers.com Consumer Floral       $141,018        $140,058         0.7%         $342,687        $337,451         1.6%
       BloomNet Wire Service                     15,410          12,743        20.9%           38,033          29,549        28.7%
       Gourmet Food & Gift Baskets               39,675          35,629        11.4%          173,442         166,763         4.0%
       Home & Children's Gifts                   24,565          26,507       (7.3)%          147,313         149,519       (1.5)%
       Corporate (*)                                371             143       159.4%            2,081           1,179        76.5%
       Intercompany eliminations                 (1,472)         (1,301)     (13.1)%           (3,977)         (3,684)      (8.0)%
                                             -------------- --------------               --------------   -------------
     Total net revenues                        $219,567        $213,779         2.7%         $699,579        $680,777         2.8%
                                             ============== ==============               ==============   =============


                                                    Three Months Ended                             Nine Months Ended
                                             -----------------------------------------   -------------------------------------------
                                               March 30,      April 1,                      March 30,       April 1,
     Gross Profit                                2008           2007        % Change          2008             2007        % Change
                                             -------------- --------------  ----------   --------------   -------------   ----------
                                                                               (in thousands)
     Gross Profit:
       1-800-Flowers.com Consumer Floral       $53,520         $53,987       (0.9)%         $132,540        $131,013         1.2%
                                                  38.0%           38.5%                         38.7%           38.8%

       BloomNet Wire Service                     8,419           6,612        27.3%           21,301          16,489        29.2%
                                                  54.6%           51.9%                         56.0%           55.8%

       Gourmet Food & Gift Baskets              18,221          15,397        18.3%           82,002          76,622         7.0%
                                                  45.9%           43.2%                         47.3%           45.9%

       Home & Children's Gifts                   9,544          10,616      (10.1)%           66,341          68,862       (3.7)%
                                                  38.9%           40.0%                         45.0%           46.1%

       Corporate (*)                                79             110      (28.2)%              842             631        33.4%
                                                  21.3%           76.9%                         40.5%           53.5%

       Intercompany eliminations                  (278)            (35)                         (584)           (139)
                                             -------------- --------------               --------------   -------------
     Total gross profit                        $89,505         $86,687         3.3%         $302,442        $293,478         3.1%
                                             ============== ==============               ==============   =============
                                                  40.8%           40.5%                         43.2%           43.1%
                                             ============== ==============               ==============   =============


                                                    Three Months Ended                             Nine Months Ended
                                             -----------------------------------------   -------------------------------------------
                                               March 30,      April 1,                      March 30,       April 1,
     EBITDA(**)                                  2008           2007        % Change          2008             2007        % Change
                                             -------------- --------------  ----------   --------------   -------------   ----------
                                                                               (in thousands)
     Category Contribution Margin:
       1-800-Flowers.com Consumer Floral       $17,221         $19,133       (10.0)%         $42,727        $40,454          5.6%
       BloomNet Wire Service                     5,561           3,835         45.0%          12,583          8,793         43.1%
       Gourmet Food & Gift Baskets               3,281           1,832         79.1%          26,338         25,584          2.9%
       Home & Children's Gifts                  (3,239)         (3,122)       (3.7)%           3,212         (1,104)       390.9%
                                             -------------- --------------               --------------   -------------
     Category Contribution Margin Subtotal      22,824          21,678          5.3%          84,860         73,727         15.1%
       Corporate (*)                           (12,572)        (13,681)       (8.1)%         (39,364)       (37,982)         3.6%
                                             -------------- --------------               --------------   -------------   ----------
            EBITDA                             $10,252          $7,997         28.2%         $45,496        $35,745         27.3%
                                             ============== ==============               ==============   =============

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

 Reconciliation of Net Income to EBITDA:

                                                            Three Months Ended        Nine Months Ended
                                                          -----------------------  -------------------------
                                                           March 30,    April 1,   March 30,    April 1,
                                                             2008         2007       2008        2007
                                                          ------------ ----------- ---------- --------------
                                                                             (in thousands)

 Net income                                                 $3,290       $1,053     $16,756       $10,556
 Add:
  Interest expense                                           1,073        1,551       4,355         5,804
  Depreciation and amortization                              5,011        4,447      14,848        13,025
  Income tax expense                                         1,266        1,150      10,428         7,159
 Less:
  Interest income                                              363          203         836           794
  Other income                                                  25            1          55             5
                                                          ------------ ----------- ---------- --------------
 EBITDA                                                    $10,252       $7,997     $45,496       $35,745
                                                          ============ =========== ========== ==============


Results of Operations

Net Revenues

                                                    Three Months Ended                             Nine Months Ended
                                        -----------------------------------------   -------------------------------------------
                                         March 30,      April 1,                      March 30,       April 1,
     Net revenues                          2008           2007        % Change          2008             2007        % Change
                                        -------------- --------------  ----------   --------------   -------------   ----------
                                                                     (in thousands)
     Net revenues:
      E-Commerce                          $177,476       $175,592        1.1%          $566,147        $555,010          2.0%
      Other                                 42,091         38,187       10.2%           133,432         125,767          6.1%
                                        -------------- --------------               --------------   -------------
     Total net revenues                   $219,567       $213,779        2.7%          $699,579        $680,777          2.8%
                                        ============== ==============               ==============   =============

The Company's revenue growth of 2.7% and 2.8% during the three and nine months ended March 30, 2008 respectively, was primarily attributable to the continued expansion of the Company's BloomNet Wire Service business, which increased 20.9% and 28.7%, during the respective periods, as well as growth from the Company's Gourmet Food and Gift Basket business, which increased 11.4% and 4% during the respective periods. The growth in this category was primarily the result of the shift of the Easter holiday into the Company's fiscal third quarter, in comparison to the prior fiscal year when Easter was in the Company's fourth quarter. Easter sales however, were negatively impacted by the inclement weather throughout much of the country, and the early date placement, which reduces consumer focus on the holiday. During this challenging consumer environment, which was characterized by cautious consumer spending and aggressive promotional activity by competitors across the gifting industry, the Company made the conscious decision not to chase revenue growth in its direct-to-consumer businesses, instead focusing on achieving its primary goal of leveraging its business platform to drive profitable growth while reducing its operating expense ratio. As a result, despite the difficult retail consumer environment experienced during the quarter, the Company was able to achieve EBITDA growth of 28.2%, on more modest revenue growth.

The Company fulfilled approximately 2,739,000 and 8,797,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and nine months ended March 30, 2008, respectively, which represents increases of 2.1% and 1.2% over the respective prior year periods. The Company's E-commerce average order value of $64.79 during the three months ended March 30, 2008 decreased 1.0% over the prior year period due to an increase in Valentine and Easter holiday promotions, while the average order during the nine months ended March 30, 2008 increased 0.8% to $64.35 as a result of price initiatives and product mix. Other revenues, for the three and nine months ended March 30, 2008, increased in comparison to the same period of the prior year, primarily as a result of the continued membership revenue growth and expanded product and service offerings from the Company's BloomNet Wire Service category, and increased retail store revenue from its Gourmet Food and Gift Baskets category.

The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three and nine months ended March 30, 2008 increased by 0.7% and 1.6% over the respective prior year periods, primarily due to the aforementioned shift in the Easter holiday.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three and nine months ended March 30, 2008 increased by 20.9% and 28.7% over the respective prior year periods, primarily as a result of increased florist membership revenues, due to its pricing initiatives and expanded product and service offerings.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections, The Popcorn Factory and The Winetasting Network brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn and wine gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three and nine months ended March 30, 2008 increased by 11.4% and 4.0% over the respective prior year periods as a result of increased direct to consumer order volume from the Cheryl & Co., Fannie May Confections and Popcorn Factory brands, primarily related to the shift in the Easter Holiday, offset in part by decreased revenue from Cheryl & Co. and Fannie May Confections' wholesale operations.

The Home & Children's Gifts category includes revenues from the Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores under the Plow & Hearth brand. During the three and nine months ended March 30, 2008 net revenue decreased 7.3% and 1.5%, respectively, in comparison to the prior year period, reflecting management's planned reduction in marketing as it focuses on improving operating results in the category, as well as the impact on consumer demand related to the continued weakness in the housing market.

The Company anticipates that its revenue growth for fiscal 2008 will be in the range of 2-4 percent, as anticipated revenue growth in the Company's key business categories of 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets offset the lower anticipated revenue contribution expected from its Home and Children's Gifts category.

Gross Profit

                                               Three Months Ended                              Nine Months Ended
                                  --------------------------------------------- ----------------------------------------------
                                    March 30,        April 1,                     March 30,         April 1,
                                      2008             2007         % Change         2008             2007          % Change
                                  --------------  --------------- ------------- ---------------  --------------- -------------
                                                                (in thousands)

        Gross profit                $89,505           $86,687         3.3%          $302,442          $293,478         3.1%
        Gross margin %                 40.8%             40.5%                          43.2%             43.1%


Gross profit and gross margin percentage increased for the three and nine months ended March 30, 2008, in comparison to the same period of the prior year, primarily as a result of the revenue growth described above as well as product mix and manufacturing efficiencies.

The 1-800-Flowers.com Floral Consumer category gross profit and gross margin percentage for the three months ended March 30, 2008 decreased by 0.9% and 50 basis points, respectively, over the prior year period as a result of increased promotional offerings during the Valentine's and Easter holidays. Gross profit during the nine months ended March 30, 2008 increased 1.2% over the prior year period, resulting from increased net revenues, while gross margin percentage decreased 10 basis points due to increased promotional offers.

The BloomNet Wire Service category gross profit for the three and nine months ended March 30, 2008 increased by 27.3% and 29.2%, over the respective prior year periods as a result of increases in florist membership revenues resulting from pricing initiatives and increased product and service offerings. Gross margin percentage for the three and nine months ended March 30, 2008 increased 270 basis points and 20 basis points over the respective prior year periods, primarily as a result of sales mix.

The Gourmet Food & Gift Basket category gross profit for the three and nine months ended March 30, 2008 increased by 18.3% and 7.0% over the respective prior year periods as a result of the aforementioned increased revenue as well as improved gross margin percentage. Gross margin percentage for the three and nine months ended March 30, 2008, increased by 270 basis points and 140 basis points, to 45.9% and 47.3%, respectively, in comparison to the respective prior year periods, as a result of manufacturing efficiencies, and sales channel mix.

The Home & Children's Gift category gross profit for the three and nine months ended March 30, 2008 decreased by 10.1% and 3.7% over the respective prior year periods as a result of the lower revenues and reduced gross margin percentage, which decreased 110 basis points, to 38.9% and 45.0%, during the three and nine months ended March 30, 2008 respectively, due to free shipping offers, as well as increases in outbound shipping costs as a result of higher fuel surcharges from the carriers.

While the Company expects continued improvement in its gross margin over the longer term , primarily through the growth of its higher margin business categories including Gourmet Food and Gift Baskets and BloomNet Wire Service, and improved product sourcing, new product development and process improvement initiatives, during the remainder of fiscal 2008, the Company expects that its gross margin percentage will decline slightly, due to the shift in the Easter Holiday which results in a heavier proportion of sales from the 1-800-Flowers Consumer Floral brand in the Company's fiscal fourth quarter, which carry lower gross margins, as well as the overall promotional environment.

Marketing and Sales Expense

                                                Three Months Ended                                Nine Months Ended
                                   ----------------------------------------------  ----------------------------------------------
                                     March 30,        April 1,                      March 30,        April 1,
                                       2008             2007          % Change        2008             2007          % Change
                                   --------------- ---------------  -------------  --------------  --------------- --------------
                                                                    (in thousands)

 Marketing and sales                  $60,587         $59,023            2.6%         $196,960         $200,430         (1.7)%
 Percentage of net revenues              27.6%           27.6%                            28.2%            29.4%

During the three months ended March 30, 2008, marketing and sales expenses increased 2.6%, but remained at 27.6% of net revenues, as a result of increased on-line advertising during the Valentine's Day holiday, while marketing and sales expense during the nine months ended March 30, 2008 decreased 1.7% and 120 basis points as a percentage of revenue due to improved operating leverage from a number of cost-saving initiatives, including catalog printing and e-mail pricing improvements, and planned reductions in catalog prospecting and the discontinuance of the Madison Place and Problem Solvers titles to improve the operating performance within the Home and Children's Gift category.

During the three and nine months ended March 30, 2008, the Company added approximately 853,000 and 2,631,000 new e-commerce customers, respectively. As a result of the Company's effective customer retention efforts, approximately 1,250,000 and 2,773,000 existing customers placed e-commerce orders during the three and nine months ended March 30, 2008 respectively, representing an increase of 4.7% and 6.2% over the same periods of the prior year. Of the 2,103,000 and 5,404,000 total customers who placed e-commerce orders during the three and nine months ended March 30, 2008, approximately 59.4% and 51.3% were repeat customers, compared to 58.6% and 49.5% during the respective prior year periods, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

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

Technology and Development Expense

                                                Three Months Ended                                Nine Months Ended
                                   ----------------------------------------------  ----------------------------------------------
                                     March 30,        April 1,                      March 30,        April 1,
                                       2008             2007          % Change        2008             2007          % Change
                                   --------------- ---------------  -------------  --------------  --------------- --------------
                                                                    (in thousands)

Technology and development             $5,515           $5,469           0.8%          $16,169        $15,831          2.1%
Percentage of net revenues                2.5%             2.6%                            2.3%           2.3%

During the three and nine months ended March 30, 2008, technology and development expense increased 0.8% and 2.1%, in comparison to the respective prior year periods as a result of increased labor costs, but was relatively consistent as a percentage of net revenues. The increased labor costs were necessary to support the Company's technology platform, and were offset by savings derived from renegotiating various technology maintenance and license agreements. During the three and nine months ended March 30, 2008, the Company expended $8.0 million and $24.0 million on technology and development, of which $2.5 million and $7.8 million has been capitalized.

While the Company believes that continued investment in technology and development is critical to attaining its strategic objectives, the Company expects that its spending for the remainder of fiscal 2008 will remain consistent as a percentage of net revenues in comparison to the prior year.

General and Administrative Expense

                                                Three Months Ended                                Nine Months Ended
                                   ----------------------------------------------  ----------------------------------------------
                                     March 30,        April 1,                      March 30,        April 1,
                                       2008             2007          % Change        2008             2007          % Change
                                   --------------- ---------------  -------------  --------------  --------------- --------------
                                                                    (in thousands)

 General and administrative             $13,151         $14,198         (7.4)%         $43,817         $41,472           5.7%
 Percentage of net revenues                 6.0%            6.6%                           6.3%            6.1%

General and administrative expense decreased 7.4% and 60 basis points as a percentage of net revenues during the three months ended March 30, 2008, in comparison to the respective prior year period, due to reductions in professional fees , as many of the Company's operating improvement programs have been fully implemented, and/or in-sourced, and for reductions in labor related to the underachievement of performance based incentive programs, in comparison to prior year achievement levels. During the nine months ended March 30, 2008, general and administrative expense increased 5.7% and 20 basis points, as a percentage of net revenues, in comparison to the respective prior year period, primarily as a result of increased professional fees and corporate initiatives. The benefit of these increased costs are reflected in the improvements within the Company's overall operating expense ratios, in comparison to the same periods of the prior year.

The Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, and as a result the Company expects that its general and administrative expenses as a percentage of net revenue during the remainder of fiscal 2008 will be consistent, to slightly below, the prior year period.

Depreciation and Amortization Expense

                                                Three Months Ended                                Nine Months Ended
                                   ----------------------------------------------  ----------------------------------------------
                                     March 30,        April 1,                      March 30,        April 1,
                                       2008             2007          % Change        2008             2007          % Change
                                   --------------- ---------------  -------------  --------------  --------------- --------------
                                                                    (in thousands)

 Depreciation and amortization         $5,011           $4,447          12.7%         $14,848           $13,025          14.0%
 Percentage of net revenues               2.3%             2.1%                           2.1%              1.9%


Depreciation and amortization expense during the three and nine months ended March 30, 2008 increased by 12.7% and 14.0%, respectively, and by 20 basis points of net revenue in comparison to the respective prior year periods, as the result of recent capital additions for technology platform improvements.

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

Other Income (Expense)

                                       Three Months Ended        Nine Months Ended
                                     -----------------------  -------------------------
                                      March 30,    April 1,    March 30,    April 1,
                                        2008         2007        2008        2007
                                     ------------ ----------- ---------- --------------
                                                       (in thousands)

       Interest income                   $363         $203        $836        $794
       Interest expense                (1,073)      (1,551)     (4,355)     (5,804)
       Other                               25            1          55           5
                                     ------------ ----------- ---------- --------------
                                        ($685)     ($1,347)    ($3,464)    ($5,005)
                                     ============ =========== ========== ==============



Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt, and revolving line of credit. In order to finance the acquisition of Fannie May Confections Brands, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 23, 2007, includes an $85.0 million term loan and a $75.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. As of March 30, 2008, the outstanding balance on the term loan under the Company's 2006 Credit Facility was $70.1 million. As of March 30, 2008, the Company had no borrowings outstanding under the revolving credit facility. Net borrowing costs declined during the three and nine months ended March 30, 2008 in comparison to the prior year periods as a result of declining LIBOR rates and a reduction in outstanding debt.

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

During the three and nine months ended March 30, 2008, the Company recorded income tax expense of $1.3 million and $10.4 million, respectively, compared to $1.2 million and $7.2 million during the three months ended April 1, 2007, respectively. The Company's effective tax rate for the three and nine months ended March 30, 2008 was 27.8% and 38.4%, respectively, compared to 52.2% and 40.4% during the comparative three and nine months ended April 1, 2007. The effective tax rate during the three and nine months ended March 30, 2008 includes the favorable impact of various tax credits. The Company's effective tax rate for the three and nine months ended March 30, 2008 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by the aforementioned tax credits.

Liquidity and Capital Resources

At March 30, 2008 the Company had working capital of $69.3 million, including cash and equivalents of $38.3 million, compared to working capital of $51.4 million, including cash and equivalents of $16.1 million, at July 1, 2007.

Net cash provided by operating activities of $42.4 million for the nine months ended March 30, 2008 was primarily attributable to the Company's net income, non-cash charges for depreciation and amortization, deferred income taxes and stock-based compensation, offset by changes in working capital, primarily related to seasonal increases in accounts receivable and inventory from the Company's BloomNet wholesale operations in preparation for the upcoming Mother's Day holiday.

Net cash used in investing activities of $15.4 million for the nine months ended March 30, 2008 was primarily attributable to capital expenditures related to the Company's technology and distribution infrastructure, and to the payment of a $4.4 million "earn-out" incentive, for financial targets achieved during fiscal 2007, related to the acquisition of Fannie May Confections Brands, Inc.

Net cash used in financing activities of $4.7 million for the nine months ended March 30, 2008 was primarily from the net repayment of bank borrowings on outstanding debt and long-term capital lease obligations, offset in part by proceeds from employee stock option exercises.

On May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended on October 23, 2007, includes an $85.0 million term loan and a $75.0 million revolving credit facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc. The Company is required to pay the outstanding term loan in quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. As of March 30, 2008, the Company had no borrowings outstanding under the revolving credit facility.

On April 30, 2008, the Company acquired all of the outstanding common stock of DesignPac Gifts LLC (DesignPac), a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The acquisition, for approximately $36.3 million in cash (subject to adjustment for working capital), was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility. Although the Company expects that such borrowings will be repaid prior to the Company's fiscal year-end, the Company expects that it will increase its revolving credit facility by the second quarter of fiscal 2009, in order to fund the associated increase in working capital requirements. The Company anticipates that, as in the current year, such borrowings will peak during the second quarter of 2009, before being repaid prior to the end of that quarter.

As of March 30, 2008, the Company had repurchased 1,660,786 shares of common stock for $12.3 million, excluding the repurchase of 3,010,740 shares of common stock from an affiliate on December 28, 2006. The purchase price was $15,689,000, or $5.21 per share. This repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization of $20.0 million, of which $8.7 million remained authorized, but unused as of January 20, 2008.

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

At March 30, 2008 the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1        1 - 3                            More than 5
                                             Total               year        years        3 - 5 years               years
                                        -----------    ---------------    ------------   -------------     ----------------


Long-term debt                             $81,395            $16,076         $34,193         $31,126                   $-
Capital lease obligations                       72                 25              25              22                    -
Operating lease obligations                 61,494              3,729          16,437          13,182               28,146
Sublease obligations                         4,920              1,020           2,720             927                  253
Other Cash Obligations                      13,000                750           3,375           4,750                4,125
Purchase commitments (*)                    25,390             25,390               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                $186,271            $46,990         $56,750         $50,007              $32,524
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

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (Statement 141R) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160). Statements No. 141R and No. 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. Statement Nos. 141R and 160 will be effective for the Company during its fiscal year beginning July 29, 2009.


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

There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

In October 2007, 1-800-Flowers.Com., Inc. and its subsidiary, 1-800-Flowers Retail, Inc., (collectively "the Company"), were served with a purported nationwide class action lawsuit filed in the United States District Court, in and for the Southern District of Florida (Grabein v. 1-800-Flowers.Com., Inc., et al; Case No. 07-22235). The Complaint alleges violation of the federal Fair and Accurate Credit Transaction Act ("FACTA") based upon the allegation that the Company printed/provided receipts to consumers at the point of sale or transaction on which receipts appeared more than the last five digits of customers' credit or debit card numbers and/or the expiration dates of such cards. Similar complaints have been filed against a number of retailers. The Complaint does not specify any actual damages for any member of the purported class. However, the Complaint does seek statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as, attorneys' fees, costs, punitive damages and a permanent injunction. We are currently examining information relating to the allegation in the Complaint and are evaluating developing judicial interpretations of the statute and pending legislation in Congress that would amend FACTA. While we intend to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.


ITEM 1A.  RISK FACTORS.


There have been no material  changes from the risk factors  disclosed in Part 1,
Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2007.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first nine months of fiscal 2008, which includes the period July 1, 2007 through March 30, 2007.

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
Period                       Shares Purchased        Paid Per Share       Programs                 Programs

-----------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

     7/2/07 - 7/29/07                      -                   $-                        -                $8,711
    7/30/07 - 8/26/07                      -                   $-                        -                $8,711
    8/27/07 - 9/30/07                    3.6               $11.55                      3.6                $8,669
   10/1/07 - 10/28/07                      -                   $-                        -                $8,669
  10/29/07 - 11/25/07                      -                   $-                        -                $8,669
  11/26/07 - 12/30/07                      -                   $-                        -                $8,669
   12/31/07 - 1/27/08                      -                   $-                        -               $15,000
    1/28/08 - 2/24/08                   60.0                $7.60                     60.0               $14,544
    2/25/08 - 3/30/08                   70.0                $8.32                     70.0               $13,962
                             --------------------    -----------------    ---------------------
Total                                  133.6                $8.08                    133.6
                             ====================    =================    =====================

On May 12, 2005, the Company's Board of Directors increased the Company's authorization to repurchase the Company's Class A common stock up to $20 million, from the previous authorized limit of $10 million. All share purchases were made in open-market transactions. The average price paid per share is calculated on a settlement basis and excludes commission.

On December 28, 2006, the Company completed its repurchase of 3,010,740 shares of Class A Common Stock in a privately negotiated transaction. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization of $20.0 million, of which $8.7 million remained authorized, but unused as of January 20, 2008.

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





                                             1-800-FLOWERS.COM, Inc.
                                             -----------------------------------
                                             (Registrant)




Date: May 9, 2008                            /s/ James F. McCann
------------------                           -----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Date: May 9, 2008                            /s/ William E. Shea
------------------                           -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration (Principal Financial
                                             and Accounting Officer)