Form 10-K
period 2008-06-29
1 800 FLOWERS COM INC
filed 2008-09-12
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               --
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 29, 2008

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

Indicate by check  mark if  the  registrant  is not  required  to  file  reports
pursuant to Section 13 or Section 15 (d) of the Act.              Yes | | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No | |

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

Large accelerated filer | |    Accelerated filer  |X|
Non-accelerated filer | |(Do not check if a smaller reporting company) Smaller reporting company | |

Indicate by check mark  whether the  registrant  is a shell  company (as defined
in Rule 12b-2 of the Exchange Act).                               Yes | | No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 28, 2007, was approximately $227,449,000. The registrant has no non-voting common stock.

                                   26,671,031
                                   ----------
 (Number of shares of class A common stock outstanding as of September 4, 2008)

                                   36,858,465
                                   ----------
 (Number of shares of class B common stock outstanding as of September 4, 2008)

                      DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Registrant's Definitive Proxy Statement for the 2008
         Annual Meeting of Stockholders (the Definitive Proxy Statement)
           are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.
                                    FORM 10-K
                     For the fiscal year ended June 29, 2008

                                      INDEX


PART I
  Item 1.    Business                                                          1

  Item 1A.   Risk Factors                                                     12

  Item 1B.   Unresolved Staff Comments                                        20

  Item 2.    Properties                                                       21

  Item 3.    Legal Proceedings                                                21

  Item 4.    Submission of Matters to a Vote of Security Holders              21

PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters and Issuer Purchases of Equity Securities                24

  Item 6.    Selected Financial Data                                          26

  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        27

  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk       41

  Item 8.    Financial Statements and Supplementary Data                      41

  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         41

  Item 9A.   Controls and Procedures                                          41

  Item 9B.   Other Information                                                44

PART III
  Item 10.   Directors, Executive Officers and Corporate Governance           45

  Item 11.   Executive Compensation                                           45

  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       45

  Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                            45

  Item 14.   Principal Accountant Fees and Services                           45

Part IV

  Item 15.   Exhibits and Financial Statement Schedules                       46


  Signatures                                                                  48

                                     PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. Named one of the top 50 online retailers by Internet Retailer, as well as 2008 Laureate Honoree by the Computerworld Honors Program and the recipient of ICMI's 2006 Global Call Center of the Year Award, 1-800-FLOWERS.COM(R) (1-800-356-9377 or www.1800flowers.com) offers the best of both worlds: exquisite arrangements created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight through our Fresh From Our Growers(R) program. As always, 100% satisfaction and freshness are guaranteed. The Company's BloomNet(R) (www.mybloomnet.net) international floral wire service provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or (www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com or www.winetasting.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and DesignPac Giftssm (www.designpac.com) as well as Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com).

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

The Company's online presence has enabled it to expand the number and types of products it can effectively offer to its customers. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use. The Company has broadened its product offering to include products that a customer could expect to find in a high-end florist shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware and gourmet gift baskets. In addition, the Company has further expanded its product offering to include home and garden merchandise through its April 1998 acquisition of The Plow & Hearth, Inc.; unique and educational children's gifts through its acquisition of the HearthSong and Magic Cabin product lines in June 2001 and, more recently, weather-themed gifts and instruments through the acquisition of Wind & Weather in October 2005. The Company has also significantly expanded its presence in the gourmet food and gift baskets category through a combination of organic initiatives and strategic acquisitions beginning with the purchase of GreatFood.com, Inc. in November 1999, followed by the purchase of certain assets of The Popcorn Factory, Inc. in May 2002, the addition of wine gifts through the acquisition of The WineTasting Network in November 2004, the addition of cookies and other bakery gift items through the purchase of Cheryl & Co. in March 2005, premium chocolates and confections with the acquisition of Fannie May Confections Brands, Inc. in May 2006, and most recently, gourmet gift baskets, food towers and gift sets through the acquisition of DesignPac Gifts LLC in April 2008.

The Company's Strategy

1-800-FLOWERS.COM's objective is to become the leading authority on thoughtful gifting, to serve an expanding range of our customers' celebratory needs, thereby helping our customers express themselves and connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service.

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include home and garden merchandise, children's toys and games, gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts and gourmet gift baskets. This extension of gift offerings helps our customers in all of their celebratory occasions, and has enabled the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company believes its brands are characterized by:

       o Convenience. All of the Company's product offerings can be purchased either via the web, or via the Company's toll-free telephone numbers, 24 hours a day, seven days a week, for those customers who prefer a personal gift advisor to assist them. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
       o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
       o  Delivery.  The  Company  has  developed  a  market-proven  fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet (comprised of independent florists operating retail flower shops and Local Fulfillment or Design Centers ("LFC's"), Company-owned stores, LFC's, and franchise stores), with its eleven distribution centers located in California, Illinois, New York, Nevada, Ohio, and Virginia, and third-party vendors who ship directly to the Company's customers. These fulfillment points are connected by the Company's proprietary "BloomLink(R)" communication system, a secure internet-based system through which orders and related information are transmitted.
       o Selection. Over the course of a year, the Company offers more than 2,600 varieties of fresh-cut flowers, floral arrangements and plants, more than 7,000 SKUs of gifts, gourmet foods, cookies, chocolates and wines, more than 10,000 different SKUs for the home, including garden accessories, casual lifestyle furnishings, weather themed instruments and gift items, and unique and educational toys and games.
       o Customer Service. The Company strives to ensure that customer service, whether online, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates four customer service facilities and employs a network of home agents to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the
Company intends to market other high-quality brands in addition to the 1-800-Flowers.com brand. The Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses. In keeping with this strategy, in April 2008, the Company acquired DesignPac Gifts LLC, a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components. Subsequent to year end, in July 2008, the Company acquired selected assets of Napco Marketing Corp. Napco is a wholesale merchandiser and marketer of products designed primarily for the floral industry, and will complement the product line already offered by BloomNet. In May 2006, the Company acquired Fannie May Confections Brands, Inc. a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May(R), Harry London(R) and Fanny Farmer(R) brands, while in March 2005, the Company acquired Cheryl & Co., a manufacturer and direct marketer of premium cookies and related baked gift items, and, in November 2004, The Winetasting Network, a distributor and direct-to-consumer marketer of wine. These acquisitions have enabled the Company to more fully develop its gourmet food and gift baskets product line, which the Company has identified as having significant revenue and earnings growth potential. In November 2005, the Company acquired Wind & Weather, a direct-marketer of weather-themed instruments and gift items. In June 2001 the Company acquired The Children's Group, Inc., including its two brands of unique and educational children's toys and games, HearthSong and Magic Cabin, deepening its product assortment in the home and children's gift category which the Company first entered in 1998, through its acquisition of The Plow & Hearth, Inc., a direct marketer of home decor and garden merchandise. As a complement to the Company's own brands and product lines, the Company has formed strategic relationships, including Martha Stewart for 1-800-FLOWERS.COM, a co-branded line of fresh, seasonal flower arrangements and plants which was launched during the latter part of fiscal 2008, as well as with Lenox(R), Waterford(R), Godiva(R) and Junior's Cheesecake(R). The Company also continues to develop signature products with renowned celebrity floral artisans and celebrity chefs in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs.

Having now achieved a solid base of business, through organic efforts and strategic acquisitions, management's current focus is on improving the Company's earnings performance through a combination of gross margin improvement from expanded overseas product sourcing and expected manufacturing efficiencies, leveraging the Company's operating platform to reduce operating expenses, and changes in advertising and marketing strategies designed to increase its effectiveness.

Business Category Reorganization

With the addition of Fannie May Confections Brands, Inc. in May 2006, and the growing importance of BloomNet to the Company's operating results, the Company restructured its organization during fiscal 2007 in order to strengthen its execution and customer focus, and align resources to better meet the demands of the consumers that it serves and to deliver improved financial performance. To enhance the visibility of the growth and profit characteristics of its different business categories, the Company has provided results for its Consumer Floral, Home & Children's Gifts, Gourmet Food and Gift Baskets, and BloomNet Wire Service businesses (see Management Discussion and Analysis of Financial Condition and Results of Operations section for details). The Consumer Floral business category includes the operations of the Company's flagship brand, 1-800-Flowers.com, while the Home & Children's Gifts business category includes the Company's Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. The Gourmet Food and Gift Baskets category includes the operations of Fannie May Confections Brands, Cheryl & Co., The Popcorn Factory, The Winetasting Network and DesignPac. The BloomNet Wire Service includes the operations of BloomNet, BloomNet Technologies, and beginning in fiscal 2009, Napco.

The Company's Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral arrangements and plants, gifts, popcorn, gourmet foods and gift baskets, cookies, candy and wine, home and garden merchandise and unique toys and games for children. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers.

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

Over the course of a year, the Company's product selection consists of:

Flowers & Plants. The Company offers more than 2,000 varieties of fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, flowers delivered through its Fresh From Our Growers(R) program, and its successful "celebrity" gift collections, including the unique floral creations of Jane Carroll, Julie McCann Mulligan, Jane Packer and Preston Bailey. The Company also offers approximately 500 varieties of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Gift Baskets. The Company offers more than 1,000 premium popcorn and specialty snack products from The Popcorn Factory brand, as well as approximately 600 carefully selected gourmet food and sweet products from the GreatFood.com brand. Additionally, the Company has more than 1,100 premium cookies and baked gift items from Cheryl & Co., which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. Through The Winetasting Network, the Company now offers its customers more than 500 different wines, primarily from the prestigious wine regions in California. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. Through the Company's Fannie May Confections
Brands, the Company offers more than 900 different selections of premium chocolate and candy. Many of the Company's gourmet products can be packaged in seasonal, occasion specific or decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customer's gifting needs. The Company offers more than 300 specially selected gift items, including plush toys, balloons, bath and spa items and gift baskets, candles, wreaths, ornaments, collectibles, home accessories and giftware.

Home and Children's Gifts. Through the Company's Plow & Hearth and Wind & Weather brands, the Company offers approximately 10,000 SKUs for the home, hearth and outdoor living, including casual lifestyle furniture and home accessories, clothing, footwear, candles and lighting, vases, kitchen items and accents and gardening items, including tools and accessories, pottery, nature and weather-related products, books and related products. Through the HearthSong and Magic Cabin brands, the Company offers environmentally friendly toys, plush stuffed animals, crafts and books with educational, nature and art themes, as well as, natural-fiber soft dolls, kits and accessories for children ages 3 through 12.

BloomNet Products and Services

In order to further strengthen its florist designed fulfillment capabilities, and to compete in the profitable florist-to-florist business, during fiscal 2005, the Company began expanding its network of BloomNet florists. The Company's BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry's first on-line directory, (iii) communication services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink(R), the Company's proprietary electronic communication system, (iv) other services including web hosting and point of sale, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. In order to further enhance the wholesale capability of BloomNet, in July 2008, the Company acquired selected assets of Napco Marketing Corp., a wholesale merchandiser and marketer of products designed primarily for the floral industry. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability. With the completion of the Company's BloomNet investment phase in fiscal 2006, and following its strong operating results in fiscal 2007 and 2008, the company expects that its BloomNet operations will continue to contribute an increasing level of profitability during fiscal 2009.

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

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. We plan to encourage more frequent and extensive use of our branded web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases. From its celebrity floral artisan collection, including the exclusive Martha Stewart for 1-800-FLOWERS.COM, a co-branded line of fresh, seasonal flower arrangements and plants which was launched during the latter part of fiscal 2008, to the successful introduction of its "Happy Hour" collection of margarita, martini and daiquiri inspired floral arrangements, which are advertised using innovative outdoor bus and billboard campaigns, the Company's marketing and product offerings continue to evolve to meet consumer needs. The Company will also continue to improve its customers' shopping experience by personalizing the features of its web site and, in compliance with the Company's privacy policy, utilizing customer information to target product promotions, identify individual and mass market consumption trends, remind customers of upcoming occasions and convey other marketing messages. In addition, the Company plans to drive purchase frequency improvements through the use of loyalty, thank-you and reminder programs, as well as targeting catalog content and mailings based on consumers changing purchasing habits. For example, the 1-800-Flowers.com brand introduced its Fresh Rewards(R) loyalty program whereby customers earn credit towards future purchases upon achieving targeted spending levels, while the Fannie May Confections Brands expanded its bounce back programs during its key holiday selling seasons. As of June 29, 2008, the Company's total database of unique customers numbered approximately 34.4 million (14.4 million of which have transacted business with the Company within the past 36 months).

Through its Business Gift Services division, the Company believes it has significant opportunity to expand its corporate customer base and leverage existing and/or develop successful gifting programs with corporate customers', many of which are included in the Fortune 1000, such as AT&T, American Express, Bank of America, General Electric, Deloitte, IBM, Verizon, Honeywell, Microsoft, Hewlett Packard, Sodexho, and UPS, to name a few. These programs focus on developing and/or strengthening strategic partnerships through the coordinated development of customized and personalized gifts for their clients and employees, and are tailored to meet the needs of small, mid-sized and large businesses. The Company helps its corporate customers manage the Life Celebrations at Work(SM) programs, which include occasions such as Sympathy, Get Well, Anniversary, Birthday, Thank You and other daily floral needs.

Additionally, through the many brands supported by the Company, the Business Gift Services division supports corporate customers' holiday gifting, rewards and recognition programs, conferences and events, as well as client acquisition and customer retention programs to support their growth strategies.

Increase the Number of Online Customers. Online transactions are more cost efficient to process. Although the Company expects its customers to choose the most convenient channel available to them at the time of their purchase, the Company expects its trend of online growth to continue. In order to maximize the value of this trend, the Company intends to continue to:

       o further build brand awareness to drive customers directly to the Company's URLs, further reducing reliance on internet portals and search engines; currently, greater than 73% of online revenues comes directly to the Company's websites;
       o cost effectively promote its web site through internet portals, online networks and search engines and affiliates;
       o  aggressively market the Company's web site in its marketing campaigns;
       o facilitate access to the Company's web site for its corporate customers by implementing direct links from their internal corporate networks, and develop customized co-branded micro-sites for larger corporate partners; and
       o actively promote the Company's Fresh Rewards loyalty program to increase customer frequency and average order value.

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of the Plow & Hearth, Wind & Weather, HearthSong, Magic Cabin, Popcorn Factory and Cheryl & Co. catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products. In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company's web sites. For the year ended June 29, 2008, the Company mailed in excess of 115 million branded catalogs.

Off-line Media. The Company utilizes off-line media, including television, radio and print to market its 1-800-Flowers.com brand and products. Off-line media allows the Company to reach a large number of customers and to target particular market segments.

The Company's Strategic Online Relationships. The Company promotes its products through strategic relationships with leading internet portals, search engines and online networks. The Company's online relationships include, among others, AOL, Yahoo!, Microsoft, and Google.

Affiliate and Co-Marketing Promotions. In addition to securing alliances with frequently visited web sites, the Company developed an affiliate network that includes thousands of web sites operated by third parties. Affiliate participation may be terminated by them or by the Company at any time. These web sites earn commissions on purchases made by customers referred from their sites to the Company's web site. In order to expand the reach of its marketing programs and stretch its marketing dollars, the Company has established a number of co-marketing relationships and promotions to advertise its products. For example, the Company has established co-marketing arrangements with American Airlines, Delta Airlines, Starwood Hotels, Choice Hotels, Next Jump, Bank Of America , SunTrust, American Express, MasterCard, Visa and Paypal, among others.

E-mails. The Company is able to capitalize on its customer database of approximately 34.4 million unique customers (14.7 million of which have transacted business with the Company within the past 36 months), 20.3 million of which have transacted business with the Company on-line (10.5 million of which have transacted business with the Company online within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

The Company's Web Sites

The Company offers floral, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its 1-800-FLOWERS.COM web site (www.1800flowers.com). Customers can come to the web site directly or be linked by one of the Company's portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft and
Google, as well as thousands of its online affiliate program members. The Company also offers home and garden products through Plow & Hearth (www.plowandhearth.com), weather-themed gifts through Wind & Weather (www.windandweather.com), premium chocolates and confections from Fannie May

Confections Brands, (www.fanniemay.com and www.harrylondon.com), gourmet food products through GreatFood.com (www.greatfood.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl&Co. (www.cherylandco.com), children's gifts through its HearthSong (www.hearthsong.com) and Magic Cabin (www.magiccabin.com), and wine gifts from The Winetasting Network (www.ambrosiawine.com and www.winetasting.com) web sites. Greater than 73% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

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

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members and third party gift vendors, the Company developed BloomLink(R), a proprietary and secure internet-based communications system which is available to all BloomNet members and third-party gift vendors. The Company also has the ability to arrange for international delivery of floral products through independent wire services and direct relationships.

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

The Company's relationships with its BloomNet members are non-exclusive. Many florists, including many BloomNet florists, also are members of other floral fulfillment organizations. The BloomNet agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist. In fiscal 2001, the Company began entering into Order Fulfillment Agreements with selected BloomNet members to operate LFC's in high volume markets to facilitate the fulfillment of the Company's floral and gift orders, improving the economics of florist fulfilled transactions, and improving the Company's ability to control product quality and branding. In consideration of the operator's satisfactory performance, the Company agrees to use reasonable efforts to forward orders with a specified minimum merchandise value during each year of the agreement. The Company has not granted an exclusive territory to any operator.

In certain instances, the Company is required to fulfill orders through non-BloomNet members, and transmits these orders to the fulfilling florist using the communication system of an independent wire service or via telephone.

In addition to its florist designed product, the Company offers its customers an alternative to florist designed products through its Fresh From Our Growers(R) program, and by providing for a full array of products from bouquets to unique floral celebrity expert designed products.

As of June 29, 2008, the Company operates 4 floral retail stores located in New York and 1 fulfillment center. In addition, the Company has 104 franchised stores, located primarily in California, Colorado, Florida, New Jersey, New York and Texas. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

Gourmet Foods and Gift Baskets. In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the

Gourmet Food and Gift Baskets product category, which was identified by the Company as one of its fastest growing and most profitable product lines, the Company has acquired several gourmet food retailers with manufacturing operations. The Company's premium chocolates are manufactured and distributed from its 200,000 square foot production facility in Akron, Ohio, and the Company's cookie and baked gifts are fulfilled from its 176,000 square foot baking and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Most wine gift and fulfillment services are provided through the Company's 52,000 square foot fulfillment center in Napa, California and 42,000 square foot fulfillment center in Albany, New York. The remainder of the Company's wine and wine-related items are fulfilled by third-party gift vendors that ship products directly to the customer by next-day or other delivery options chosen by the customer. In April 2008, through the acquisition of DesignPac Gifts LLC, the Company significantly improved its gift basket fulfillment capabilities. Initially, DesignPac's confection and fulfillment, through its 249,000 square foot distribution center located in Melrose Park, IL, will focus on wholesale operations. During fiscal 2009, the Company will begin to leverage the capabilities of DesignPac to enable it to handle its expanding direct-to-consumer demand.

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

Adjusting for its most recent acquisitions, during fiscal 2009, the Company's fiscal second quarter, its largest in terms of revenues, is expected to account for approximately 38-40% of sales, followed by its fiscal fourth quarter, which is expected to account for 23-25% of sales, including the shift in the timing of the Easter Holiday from Q3 during fiscal 2008 to Q4 during fiscal 2009. The Company's fiscal third quarter is expected to account for approximately 21-23% of sales, also adjusting for the timing of the Easter Holiday, while the Company's fiscal first quarter is expected to account for approximately 14-16% of sales.

Accordingly, a disproportionate amount of operating cash flows are generated in the Company's fiscal second and fourth quarters. In preparation for the Company's second quarter holiday season, the Company significantly increases its inventories, and therefore, corresponding cash requirements, which traditionally have been financed by cash flows from operations and bank lines of credit, are highest during the latter part of the Company's fiscal first quarter, peaking within its second fiscal quarter. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company's fiscal second quarter.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, "1-800-FLOWERS.COM", "1-800-FLOWERS", "Plow & Hearth", "Wind & Weather", "GreatFood.com", "The Popcorn Factory", "TheGift.com", "HearthSong", "Magic Cabin", "Winetasting Network", "Cheryl&Co.", "Fannie May" and "Harry London". The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.flowers.com, www.plowandhearth.com,
www.windandweather.com,       www.greatfood.com,      www.thepopcornfactory.com,
www.hearthsong.com,          www.magiccabin.com,           www.ambrosiawine.com,
www.winetasting.com, www.cherylandco.com, www.fanniemay.com, www.harrylondon.com and www.designpac.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of June 29, 2008, the Company had a total of approximately 4,000 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions. If general economic conditions continue to deteriorate and the Company's customers have less disposable income, consumers may spend less on its products and its quarterly operating results may suffer.

During peak periods, the Company utilizes temporary employees and outsourced staff, who may not be as well-trained or committed to its customers as its permanent employees, and if they fail to provide the Company's customers with high quality customer service the customers may not return, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company depends on its customer service department to respond to its customers should they have questions or problems with their orders. During peak periods, the Company relies on its permanent employees, as well as temporary employees and outsourced staff to respond to customer inquiries. These temporary employees and outsourced staff may not have the same level of commitment to the Company's customers or be as well trained as its permanent employees. If the Company's customers are dissatisfied with the quality of the customer service they receive, they may not shop with the Company again, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

If a significant number of customers are not satisfied with their purchase, the Company will be required to incur substantial costs to issue refunds, credits or replacement products. The Company offers its customers a 100% satisfaction guarantee on its products. If customers are not satisfied with the products they receive, the Company will either replace the product for the customer or issue the customer a refund or credit. The Company's net income would decrease if a significant number of customers request replacement products, refunds or credits and the Company is unable to pass such costs onto the supplier.

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

If the supply of flowers for sale becomes limited, the price of flowers could rise or flowers may be unavailable and the Company's revenues and gross margins could decline. A variety of factors affect the supply of flowers in the United States and the price of the Company's floral products. If the supply of flowers available for sale is limited due to weather conditions, farm closures, economic conditions, or other factors, prices for flowers could rise and customer demand for the Company's floral products may be reduced, causing revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

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

The Company's business depends on customers making purchases on its systems. Its revenues may decrease and its reputation could be harmed if it experiences frequent or long system delays or interruptions or if a disruption occurs during a peak holiday season.

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

Unauthorized use of the Company's intellectual property by third parties may damage its brands. Unauthorized use of the Company's intellectual property by third parties may damage its brands and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company's intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company's intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company has been unable to register certain of its intellectual property in some foreign countries and furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

Defending against intellectual property infringement claims could be expensive and, if the Company is not successful, could disrupt its ability to conduct business. The Company has been unable to register certain of its intellectual property in some foreign countries, including, "1-800-Flowers.com", "1-800-Flowers" and "800-Flowers". The Company cannot be certain that any of its intellectual property and the products it sells, or services it offers, do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. The Company may be a party to legal proceedings and claims relating to the intellectual property of others from time to time in the ordinary course of its business. The Company may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt its ability to conduct business.

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

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering and/or implementing various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect additional sales and use taxes. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

A failure to integrate our acquisitions may cause the results of the acquired company as well as the results of the Company to suffer . The Company has opportunistically acquired a number of companies over the past several years. Additionally the Company may look to acquire additional companies in the future. As part of the acquisition process, the Company embarks upon a project management effort to integrate the acquisition onto our information technology systems and management processes. If we are unsuccessful in integrating our acquisitions, the results of our acquisitions may suffer, management may have to divert valuable resources to oversee and manage the acquisitions, the Company may have to expend additional investments in the acquired company to upgrade personnel and/or information technology systems and the results of the Company may suffer.

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

The price at which the Company's Class A common stock will trade may be highly volatile and may fluctuate substantially. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities, particularly securities of companies with Internet operations. As a result, investors may experience a material decline in the market price of the Company's Class A common stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources and could have a material adverse effect on the Company's business and its results of operations.


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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 29, 2008 that remain unresolved.

Item 2.  PROPERTIES

                                                                                                        Square
Location                Type                 Principal Use                                             Footage        Ownership
----------------------- -------------------- ------------------------------------------------ ------------------ ----------------
                        Office and           Distribution, administrative and customer
Napa, CA                warehouse            service                                                     68,000        leased
Chicago, IL             Office               Administrative and customer service                         18,000        leased
Lake Forest, IL         Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                                       148,000        leased
                        Office and
Melrose Park, IL        warehouse            Distribution, administrative and customer                  249,000        leased
                                             service
Reno, NV                Warehouse            Distribution                                               140,000        leased
Alamogordo, NM          Office               Customer service                                            23,000         owned
Albany, NY              Warehouse            Distribution                                                42,000        leased
Carle Place, NY         Office               Headquarters and customer service                           92,000        leased
Akron, OH               Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                                       200,000        leased
Bethpage, NY            Warehouse            Distribution                                                44,000        leased
Obetz, OH               Warehouse            Distribution                                               176,000        leased
Vandalia, OH            Warehouse            Distribution                                               200,000         owned
                        Office and
Westerville, OH         warehouse            Distribution and customer service                           21,000        leased
Westerville, OH         Office, plant and    Manufacturing, distribution and administrative
                        warehouse                                                                        44,000         owned
Ardmore, OK (*)         Office               Customer service                                            24,000        leased
                        Office and
Madison, VA             warehouse            Distribution, administrative and customer                  300,000         owned
                                             service

(*)   Facility was closed during July 2008.
(**) In July 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.5 million included the acquisition of a 180,000 square foot administrative and fulfillment center located in Jacksonville, FL.

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

In the Company's Form 10Q for the quarterly period ended March 30, 2008, the Company disclosed that in October 2007, 1-800-Flowers.Com., Inc. and its subsidiary, 1-800-Flowers Retail, Inc., (collectively "the Company"), were served with a purported nationwide class action lawsuit filed in the United States District Court, in and for the Southern District of Florida (Grabein v. 1-800-Flowers.Com., Inc., et al; Case No. 07-22235). The Complaint alleged violation of the Federal Fair and Accurate Credit Transaction Act ("FACTA") based upon the allegation that the Company printed/provided receipts to consumers at the point of sale or transaction on which receipts appeared more than the last five digits of customers' credit or debit card numbers and/or the expiration dates of such cards. The Complaint did not specify any actual damages for any member of the purported class. However, the Complaint sought statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as, attorneys' fees, costs, punitive damages and a permanent injunction. The Company vigorously defended the action and on June 13, 2008, the presiding Judge issued a Final Order of Dismissal whereby the case was dismissed with prejudice and no payment of any kind was made by the Company or its subsidiary.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended June 29, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 4, 2008:


Name                                              Age       Position with the Company
------------------------------------------------ ------    ----------------------------------------------------------

James F. McCann...........................          57       Chairman of the Board and Chief Executive Officer

Christopher G. McCann.....................          47       Director and President

Gerard M. Gallagher.......................          55       Senior Vice President of Business Affairs,
                                                             General Counsel, and Corporate Secretary

Thomas G. Hartnett........................          45       Chief Operating Officer of Consumer Floral

Tim Hopkins...............................          54       President of Madison Brands

Stephen J. Bozzo..........................          53       Senior Vice President and Chief Information Officer

William E. Shea...........................          49       Senior Vice President, Treasurer, and
                                                             Chief Financial Officer

David Taiclet.............................          45       Chief Executive Officer - Fannie May Confection Brands, Inc.


James F. McCann has served as the Company's Chairman of the Board and Chief Executive Officer since inception. Mr. McCann has been in the floral industry since 1976 when he began a retail chain of flower shops in the New York metropolitan area. Mr. McCann is a member of the board of directors of Lottomatica S.p.A and Willis Holdings Group. James F. McCann is the brother of Christopher G. McCann, a Director and the President of the Company.

Christopher G. McCann has been the Company's President since September 2000 and prior to that had served as the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. Mr. McCann serves on the board of directors of Bluefly, Inc. and is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Chairman of the Board and Chief Executive Officer.

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

Timothy J. Hopkins has been President of the Madison Brands division since January 2007 and prior to that served as President of Specialty Brands since joining the Company in March 2005. Immediately before joining the Company, Mr. Hopkins consulted for various retail companies after serving as Chief Executive Officer and Director of Sur La Table, Inc., a multi-channel upscale specialty retailer of gourmet culinary and serveware products where he was employed from

2001-2004. From 2000-2001 he was the CEO at LeGourmet Chef, a specialty retailer of housewares and from 1995-2000, Mr. Hopkins was President, Corporate Merchandising and Logistics Worldwide for BORDERS Group, Inc, a multi-channel retailer of books and multi-media. Before this position Mr. Hopkins held other senior level positions in the multi-channel retailing sector.

Stephen J. Bozzo has been our Chief Information Officer since May 2007. Prior to joining the Company, Mr. Bozzo served as Chief Information Officer for the International Division of MetLife Insurance Company since 2001. Mr. Bozzo's business background includes senior executive positions at Bear Stearns Inc. as Managing Director Principal, AIG as Senior Vice President Telecommunications and Technical Services and Chase Manhattan Bank, where he was Senior Vice President Global Telecommunications.

David Taiclet has been our Chief Executive Officer of the Fannie May Confections Brands since April 2006, upon our acquisition of the company. Prior thereto and commencing in January 1995, Mr. Taiclet was a Co-Founder of a business that ultimately became known as Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products. From May 1991 to January 1995, Mr. Taiclet served in a variety of management positions with Cargill, Inc. including the Strategy and Business Development Group. Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products. Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended June 29, 2008 and July 1, 2007.

                                                                            High            Low
                                                                       -------------- --------------
     Year ended June 29, 2008

        July 2, 2007 - September 30, 2007                                  $ 12.38       $ 8.47

        October 1, 2007 - December 30, 2007                                $ 13.42       $ 8.66

        December 31, 2007 - March 30, 2008                                 $  9.00       $ 6.35

        March 31, 2008 - June 29, 2008                                     $  9.26       $ 6.51

     Year ended July 1, 2007

        July 3, 2006 - October 1, 2006                                     $  6.10       $ 4.33

        October 2, 2006 - December 31, 2006                                $  6.35       $ 4.94

        January 1, 2007 - April 1, 2007                                    $  8.00       $ 5.84

        April 2, 2007 - July 1, 2007                                       $  9.47       $ 7.66


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

Holders

As of September 4, 2008, there were approximately 271 stockholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 4, 2008, there were approximately 22 stockholders of record of the Company's Class B common stock.

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

Resales of Securities

36,923,032 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 4, 2008, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of June 29, 2008, $14.0 remains authorized but unused.

Under this program, as of June 29, 2008, the Company had repurchased 1,660,786 shares of common stock for $12.3 million, of which $1.1 million (133,609 shares), $0.2 million (24,627 shares) and $1.3 million (182,000 shares) were repurchased during the fiscal years ending June 29, 2008, July, 1 2007 and July 2, 2006, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares from an affiliate. The purchase price was $15,689,000 or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's existing stock repurchase authorization.

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the years ended June 29, 2008, July 1, 2007 and July 2, 2006 and the consolidated balance sheet data as of June 29, 2008 and July 1, 2007, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended July 3, 2005 and June 27, 2004, and the selected consolidated balance sheet data as of July 2, 2006, July 3, 2005 and June 27, 2004, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of income and balance sheet data. The Company acquired DesignPac Gifts LLC in April 2008, Fannie May Confections Brands, Inc. in May 2006, Wind & Weather in October 2005, Cheryl & Co. in March 2005 and The Winetasting Network in November 2004. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                         Years ended (1),(2)
                                                   ----------------------------------------------------------------------
                                                      June 29,      July 1,        July 2,     July 3,       June 27,
                                                       2008          2007           2006        2005          2004
                                                   ------------- -------------- ------------- ------------ --------------
                                                                (in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues:
  E-commerce                                        $ 749,857     $ 749,238       $ 706,001     $ 620,831   $ 570,509
  Other                                               169,535       163,360          75,740        49,848      33,469
                                                   ------------- -------------- ------------- ------------ --------------
    Total net revenues                                919,392       912,598         781,741       670,679     603,978
Cost of revenues                                      525,638       520,132         456,097       395,028     351,111
                                                   ------------- -------------- ------------- ------------ --------------
Gross profit                                          393,754       392,466         325,644       275,651     252,867
Operating expenses:
  Marketing and sales                                 256,604       262,303         239,573       198,935     172,251
  Technology and development                           21,539        21,316          19,819        14,757      13,799
  General and administrative                           57,881        56,017          43,978        35,572      30,415
  Depreciation and amortization                        20,363        17,837          15,765        14,489      14,992
                                                   ------------- -------------- ------------- ------------ --------------
    Total operating expenses                          356,387       357,473         319,135       263,753     231,457
                                                   ------------- -------------- ------------- ------------ --------------
Operating income                                       37,367        34,993           6,509        11,898      21,410
Other income (expense), net                            (3,997)       (5,984)           (141)        1,349         320
                                                   ------------- -------------- ------------- ------------ --------------
Income before income taxes                             33,370        29,009           6,368        13,247      21,730
Income tax expense (benefit)                           12,316        11,891           3,181         5,398     (19,174)
                                                   ------------- -------------- ------------- ------------ --------------
Net income                                            $21,054       $17,118         $ 3,187       $ 7,849    $ 40,904
                                                   ============= ============== ============= ============ ==============
Net income per common share:
  Basic                                                 $0.33         $0.27           $0.05         $0.12       $0.62
                                                   ============= ============== ============= ============ ==============
  Diluted                                               $0.32         $0.26           $0.05         $0.12       $0.60
                                                   ============= ============== ============= ============ ==============
Shares used in the calculation of net income
  per common share:
  Basic                                                63,074        63,786          65,100        66,038      65,959
                                                   ============= ============== ============= ============ ==============
  Diluted                                              65,458        65,526          66,429        67,402      68,165
                                                   ============= ============== ============= ============ ==============



Note (1): The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years ended June 29, 2008, July 1, 2007, July 2, 2006 and June 27, 2004 consisted of 52 weeks, while the fiscal years ended July 3, 2005 consisted of 53 weeks.

Note (2): Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.

                                                                                            As of
                                                          -------------- ------------- -------------- --------------- --------------
                                                           June 29, 2008  July 1, 2007  July 2, 2006   July 3, 2005    June 27, 2004
                                                          -------------- ------------- -------------- --------------- --------------
                                                                                       (in thousands)
      Consolidated Balance Sheet Data:
      Cash and equivalents and short-term investments       $ 12,124       $ 16,087        $ 24,599      $ 46,608       $ 103,374
      Working capital                                         33,416         51,419          44,250        44,739          83,704
      Investments-non current                                      -              -               -             -           8,260
      Total assets                                           371,338        352,507         346,634       251,952         261,552
      Long-term liabilities                                   63,739         78,911          79,221         5,281           8,874
      Total stockholders' equity                             231,465        201,031         193,183       186,334         186,390


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" and under Item 1A -- "Risk Factors".

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) (1-800-356-9377 or www.1800flowers.com), was named as one of the top 50 online retailers by Internet Retailer, as well as 2008 Laureate Honoree by the Computerworld Honors Program and the recipient of ICMI's 2006 Global Call Center of the Year Award. 1-800-FLOWERS.COM offers the best of both worlds: exquisite arrangements created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight under our Fresh From Our Growers(R) program. As always, 100% satisfaction and freshness are guaranteed. The Company's BloomNet(R) international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands(R) (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com or www.winetasting.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and DesignPac Gifts(TM) (www.designpac.com) as well as Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com).

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market under ticker symbol FLWS.

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

                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   June 29,                     July 1,                     July 2,
    Net revenues                                    2008        % Change         2007        % Change        2006
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)
    Net revenues:
        1-800-Flowers.com Consumer Floral         $491,696          0.1%       $491,404           8.7%      $452,188
        BloomNet Wire Service                       53,488         20.5%         44,379          48.5%        29,884
        Gourmet Food & Gift Baskets                196,298          1.9%        192,698          83.5%       105,002
        Home & Children's Gifts                    180,181         (3.6%)       186,948          (5.1%)      196,919
        Corporate (*)                                2,431         47.2%          1,652          19.0%         1,388
        Intercompany eliminations                   (4,702)        (4.9%)        (4,483)        (23.2%)       (3,640)
                                                ------------                 -------------               -------------
    Total net revenues                            $919,392          0.7%       $912,598          16.7%      $781,741
                                                ============                 =============               =============

                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   June 29,                     July 1,                     July 2,
    Gross Profit                                    2008        % Change         2007        % Change        2006
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)

    Gross profit:

       1-800-Flowers.com Consumer Floral          $190,259        (1.4%)      $192,921          13.2%      $170,352
                                                      38.7%                       39.3%                        37.7%

       BloomNet Wire Service                        30,080         21.1%        24,844          55.4%        15,989
                                                      56.2%                       56.0%                        53.5%

       Gourmet Food & Gift Baskets                  91,713          4.0%        88,207          85.9%        47,442
                                                      46.7%                       45.8%                        45.2%

       Home & Children's Gifts                      81,459         (5.2%)       85,899          (6.2%)       91,555
                                                      45.2%                       45.9%                        46.5%

       Corporate (*)                                   970         27.0%           764          38.7%           551
                                                      39.9%                       46.2%                        39.7%

       Intercompany eliminations                      (727)                       (169)                        (245)
                                                ------------                 -------------               -------------
    Total gross profit                            $393,754          0.3%      $392,466          20.5%      $325,644
                                                =============                =============               ==============
                                                      42.8%                       43.0%                        41.7%
                                                =============                =============               ==============


                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   June 29,                     July 1,                     July 2,
    EBITDA(**)                                      2008        % Change         2007        % Change        2006
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)

    Category Contribution Margin:
       1-800-Flowers.com Consumer Floral           $62,967         (3.4%)      $65,166          40.1%       $46,518
       BloomNet Wire Service                        18,509         30.7%        14,162          99.3%         7,106
       Gourmet Food & Gift Baskets                  24,593         (6.8%)       26,377         286.4%         6,827
       Home & Children's Gifts                       3,438        383.0%        (1,215)       (117.0%)        7,134
                                                ------------                 -------------               -------------
    Category Contribution Margin Subtotal          109,507          4.8%       104,490          54.6%        67,585
       Corporate (*)                               (51,777)        (0.2%)      (51,660)        (14.0%)      (45,311)
                                                ------------                 -------------               -------------
     EBITDA                                        $57,730          9.3%       $52,830         137.2%       $22,274
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

Reconciliation of Net Income to EBITDA:

                                                                                  Years Ended
                                                                  -------------------------------------------
                                                                    June 29,        July 1,         July 2,
                                                                     2008            2007            2006
                                                                  -------------  -------------  -------------
                                                                                  (in thousands)

         Net income                                                $21,054         $17,118           $3,187
         Add:
          Interest expense                                           5,081           7,390            1,407
          Depreciation and amortization                             20,363          17,837           15,765
          Income tax expense                                        12,316          11,891            3,181
         Less:
          Interest income                                              999           1,381            1,260
          Other income                                                  85              25                6
                                                                  -------------  -------------  -------------
         EBITDA                                                    $57,730         $52,830          $22,274
                                                                  =============  =============  =============

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2008, 2007 and 2006, which ended on June 29, 2008, July 1, 2007 and July 2, 2006, respectively, consisted of 52 weeks.

Net Revenues

                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   June 29,                     July 1,                     July 2,
                                                    2008        % Change         2007        % Change        2006
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)
     Net revenues:
       E-Commerce                                 $749,857        0.1%           $749,238        6.1%      $706,001
       Other                                       169,535        3.8%            163,360      115.7%        75,740
                                                   -------                         ------                    ------
                                                  $919,392        0.7%           $912,598       16.7%      $781,741
                                                  ========                       ========                  ========

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

The Company's revenue growth of 0.7% during the fiscal year ended June 29, 2008 was primarily attributable to the continued expansion of the Company's BloomNet Wire Service business, which increased 20.5% over the prior fiscal year, as well as growth from the Gourmet Food & Gift Basket business, which increased 1.9% over the same period of the prior year, partially offset by a decline in the Home and Children's Gifts business as a result of the discontinuation of non-performing catalog titles in order to improve the overall operating results within this category. During this challenging consumer environment, which was characterized by cautious consumer spending and aggressive promotional activity by competitors across the gifting industry, the Company made the decision not to chase revenue growth in its direct-to-consumer businesses, instead focusing on achieving its primary goal of leveraging its business platform to drive profitable growth while reducing its operating expense ratio. As a result, despite the difficult retail consumer environment experienced during the year, the Company was able to achieve EBITDA growth of 9.3%, on more modest revenue growth, and despite the negative contribution from DesignPac (acquired on April 30, 2008), due to the highly seasonal nature of its business.

The Company's revenue growth of 16.7% during the fiscal year ended July 1, 2007 was due to a combination of organic growth, as well as the acquisitions of Fannie May Confections Brands, a manufacturer and retailer of premium chocolates and other confections, acquired on May 1, 2006 and Wind & Weather, a direct marketer of weather-themed gifts, acquired on October 31, 2005. Organic revenue growth, including post acquisition growth of the aforementioned acquisitions, adjusted for the disposition of certain Company owned floral retail stores, during fiscal 2007 was approximately 8%.

The Company fulfilled approximately 11.5 million, 11.6 million and 11.3 million orders through its e-commerce (combined online and telephonic) sales channel during fiscal 2008, 2007 and 2006, respectively. The Company's e-commerce (combined online and telephonic) sales channel average order value increased 1.3% to $65.21 during fiscal 2008, and 3.2% to $64.37 during fiscal 2007, primarily as a result of increased service and shipping charges (in line with industry norms) to partially offset the impact of increased fuel costs passed on from freight carriers.

Other revenues for the fiscal years ended June 29, 2008 and July 1, 2007, increased in comparison to the same periods of the prior year due the continued revenue growth of the Company's BloomNet Wire Service category. Also contributing to the increase in other revenues during fiscal 2007 was the increase from the retail/wholesale component of Fannie May Confections Brands, which was acquired in May 2006.

The 1-800-Flowers.com Consumer Floral category includes the 1-800-Flowers brand operations which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties and rental income from its franchise operations. Net revenues during the fiscal years ended June 29, 2008 and July 1, 2007, increased by 0.1% and 8.7% over the respective prior year periods, primarily from an increased average order value from its e-commerce sales channel, offset in part by lower retail sales from its company-owned floral stores due to the planned transition of Company stores to franchise ownership. Fiscal 2007 net revenues were also favorably affected by increased order volume from its e-commerce sales channel.

The BloomNet Wire Service category includes revenues from membership fees as well as other service and product offerings to florists. Net revenues during the fiscal years ended June 29, 2008 and July 1, 2007 increased by 20.5% and 48.5% over the respective prior year periods, primarily as a result of increased florists' membership fees, expanded product and service offerings, and pricing initiatives. During fiscal 2007, net revenues were also favorably affected by the introduction of BloomNet's Floral Selection Guide, which is published once every three years.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May Confections Brands, The Popcorn Factory, The Winetasting Network and DesignPac Gifts brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gourmet gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May Confections brands, as well as wholesale operations. Net revenue for the fiscal year ended June 29, 2008 increased 1.9% compared to the prior fiscal year as a result of increased direct-to-consumer order volume from Cheryl & Co. and Fannie May Confections brands. Revenues from DesignPac, which was acquired on April 30, 2008, were immaterial during fiscal 2008 due to the highly seasonal nature of its business. Net revenue during the fiscal year ended

July 1, 2007 increased by 83.5% over the prior year period, as a result of the contribution of Fannie May Confections Brands, which was acquired in May 2006, and strong organic growth from Cheryl & Co.

The Home & Children's Gifts category includes revenues from the Plow & Hearth, Wind & Weather, Problem Solvers, Madison Place, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its e-commerce sales channels (telephonic and online sales) or company-owned and operated retail stores operated under the Plow & Hearth brand. Net revenue during the fiscal year ended June 29, 2008 decreased by 3.6% over the prior year period due to the planned elimination of the Madison Place and Problem Solvers catalog titles, which were launched during fiscal 2007. Excluding these titles, fiscal 2008 net revenue for the Home & Children's Gifts category was relatively consistent with the prior year period. Net revenue during the fiscal year ended July 1, 2007 decreased by 5.1% over the prior year period due to a lack of new "hit" products and an overall macro decline in customer demand within this category. During the second quarter of fiscal 2007, efforts to expand titles outside of the core Plow & Hearth brand did not attract the level of customer demand to justify the increase in marketing costs. In response to the poor results, during the third quarter of fiscal 2007, management implemented several changes to improve the performance within this category: (i) revised the aforementioned plans to expand and add titles, (ii) strengthened the management team, (iii) improved the creative look and feel of the catalogs and (iv) revised the circulation plans for all titles to place more focus on the category's existing customer base. As a result, during fiscal 2008, category contribution margin within this category improved by $4.6 million, from a loss of $1.2 million, to contribution of $3.4 million.


While the Company does not anticipate any significant improvement in the current economic environment during fiscal 2009, it expects to achieve revenue growth in excess of 10 percent compared with the prior year period. Revenue growth is expected to come from a combination of organic initiatives and contributions from its recent acquisitions. Among the organic initiatives that the Company believes will help drive profitable growth are (i) the first year benefit from the exclusive relationship with Martha Stewart Living Omnimedia for both 1-800-FLOWERS.COM and BloomNet; (ii) BloomNet's expanded products and service offerings, designed to deepen its relationship with florists and increase market share gains; (iii) Fannie May's continued strong ecommerce channel growth; (iv) Cheryl & Co.'s new product introductions, increased customization capabilities and improved website functionality; as well as (v) continued focus on cross-marketing and merchandising across all enterprise brands.

Gross Profit

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            June 29,                     July 1,                     July 2,
                                             2008        % Change         2007        % Change        2006
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)

     Gross profit                          $393,754          0.3%         $392,466       20.5%      $325,644
     Gross margin %                            42.8%                          43.0%                     41.7%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (primarily fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer and wholesale production operations.

Gross profit increased during the fiscal years ended June 29, 2008 and July 1, 2007, in comparison to the same periods of the prior years, primarily as a result of the revenue growth described above. Gross margin percentage during the fiscal year ended June 29, 2008 decreased 20 basis points, primarily as a result of increased promotional activity and higher fuel surcharges from third party shippers. During fiscal 2007, gross profit percentage increased by 130 basis points as a result of product mix and pricing initiatives, as well as continued improvements in customer service, and fulfillment, as a result of improved outbound shipping rates, and merchandising programs.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased by 1.4% and 60 basis points, respectively during fiscal 2008, as a result of increased promotional activity and higher fuel surcharges from third party shippers. During fiscal 2007, gross profit and gross margin percentage increased 13.2% and 160 basis points, respectively, as a result of the aforementioned increase in net revenue, as well improvements in sourcing, reduced outbound shipping rates, and pricing initiatives.

The BloomNet Wire Service category gross profit for the fiscal years ended June 29, 2008 and July 1, 2007, increased by 21.1% and 55.4% over the respective prior year periods as a result of the above mentioned revenue growth resulting from an increase in membership services and pricing initiatives.

The Gourmet Food & Gift Basket category gross profit for the fiscal year ended June 29, 2008 increased by 4.0% over the prior year period as a result of higher revenues and higher gross margin percentage, which increased 90 basis points to 46.7%, as a result of manufacturing efficiencies, and sales channel mix. During fiscal 2007, gross profit increased 85.9% primarily as a result of the incremental revenue generated by Fannie May Confections Brands and strong organic growth within the Cheryl & Co. brand, combined with an increase in gross margin percentage of 60 basis points, to 45.8%, as a result of improvements in outbound shipping rates and merchandising programs across all brands within the category.

The Home & Children's Gift category gross profit for the fiscal years ended June 29, 2008 and July 1, 2007 decreased by 5.2% and 6.2% over the respective prior year periods as a result of the aforementioned revenue decline, combined with lower gross margin percentages. The gross margin percentage during fiscal 2008 declined 70 basis points to 45.2%, due to promotional offers designed to re-engage core customers who had left the brand during fiscal 2007 when it had unsuccessfully moved away from its traditional product offerings, as well as from higher fuel surcharges on its outbound shipments. During fiscal 2007, the gross margin percentage declined 60 basis points to 45.9%, due to sales mix and markdowns to move inventory.

During fiscal year 2009, the Company expects its gross margin percentage will decline slightly as a result of the acquisition of DesignPac, which carries a lower wholesale gross margin, but a strong overall contribution margin due to its efficient high volume packaging and distribution operations. This mix decline is expected to be partially offset by anticipated gross margin improvements in most of its existing businesses through a combination of product sourcing, fulfillment improvements and pricing initiatives.

Marketing and Sales Expense

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            June 29,                     July 1,                     July 2,
                                             2008        % Change         2007        % Change        2006
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)

     Marketing and sales                   $256,604       (2.2%)        $262,303          9.5%      $239,573
     Percentage of sales                       27.9%                        28.7%                      30.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

During fiscal 2008, marketing and sales expenses decreased by 2.2% from the prior year, and declined from 28.7% of net revenues to 27.9% of net revenues as a result of improved operating leverage from a number of cost-saving initiatives, including catalog printing and e-mail pricing improvements, and planned reductions in catalog prospecting and the discontinuation of the Madison Place and Problem Solvers titles within the Home & Children's category, as well as continued growth and operating improvements within the BloomNet Wire Service category.

During fiscal 2007, marketing and sales expense increased over the prior year period by 9.5% as a result of several factors, including: (i) incremental expenses associated with the acquisition of Fannie May Confections Brands in May 2006, (ii) incremental variable costs to accommodate higher sales volumes, and
(iii) personnel associated with the expansion of the BloomNet Wire Service business. However, marketing and sales expenses decreased from 30.6% to 28.7% of net revenues, reflecting improved operating leverage from cost-saving initiatives and the completion of the investment phase of BloomNet, including the absorption of incremental personnel to expand membership, increase product and service offerings, and increased BloomNet Technologies penetration. This leverage was achieved through significant improvement within the Company's 1-800-Flowers Consumer Floral, BloomNet Wire Service and Gourmet Food & Gift Baskets categories. As efforts to grow the Home & Children's Gifts businesses through the introduction of titles outside the core Plow & Hearth brand did not attract the necessary level of consumer demand to justify the costs, as noted above, non-productive titles were discontinued during the latter half of fiscal 2007, resulting in improved contribution margin during fiscal 2008.

During the fiscal year ended June 29, 2008 the Company added approximately 3.4 million new e-commerce customers, compared to 3.5 million and 3.6 million in fiscal 2007 and fiscal 2006, respectively. Of the 6.8 million total customers who placed e-commerce orders during the fiscal 2008, approximately 50% were repeat customers, compared to 48% and 46% in fiscal 2007 and fiscal 2006, respectively, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

During fiscal 2009, the Company expects that marketing and sales expense will continue to decrease as a percentage of net revenue in comparison to the prior years, in part due to the acquisition of DesignPac which, as noted above, carries a lower wholesale gross margin, but a strong overall contribution margin due to its cost efficient, high volume product assembly and distribution operations, as well as Company initiatives which will gain further leverage within existing operations.

Technology and Development Expense

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            June 29,                     July 1,                     July 2,
                                             2008        % Change         2007        % Change        2006
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)

     Technology and development            $21,539          1.0%          $21,316         7.6%       $19,819
     Percentage of sales                       2.3%                           2.3%                       2.5%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems.

During fiscal 2008, technology and development expense increased 1.0%, in comparison to the prior year period as a result of increased labor costs, but was consistent as a percentage of net revenues. The increased labor costs were necessary to support the Company's technology platform, and were offset in part by savings derived from renegotiating various technology maintenance and license agreements.

During fiscal 2007, technology and development expense decreased 20 basis points to 2.3% of net revenue, reflecting improved operating leverage, however, technology and development expense increased by 7.6% over the prior year period, as a result of the incremental expenses associated with Fannie May Confections Brands, as well as for increases in the cost of maintenance and license agreements required to support the Company's technology platform.

During the fiscal years ended June 29, 2008, July 1, 2007, and July 2, 2006 the Company expended $35.3 million, $32.3 million, and $33.6 million, respectively, on technology and development, of which $13.8 million, $11.0 million, and $13.8 million, respectively, has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, and as such, the Company expects that its spending for the fiscal 2009 will be consistent, as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expenses

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            June 29,                     July 1,                     July 2,
                                             2008        % Change         2007        % Change        2006
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)


     General and administrative            $57,881           3.3%         $56,017        27.4%       $43,978
     Percentage of sales                       6.3%                           6.1%                       5.6
%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 3.3% during the fiscal year ended June 29, 2008 and by 20 basis points as a percentage of net revenues in comparison to the prior year, due to increased professional fees and corporate initiatives. The benefit of these increased costs are reflected in the improvements within the Company's overall operating expense ratios, in comparison to the same period of the prior year.

During the fiscal year ended July 1, 2007 general and administrative expense increased 27.4% and by 50 basis points as a percentage of net revenues in comparison to the prior year period, primarily as a result of: (i) incremental expenses associated with the acquisitions of Fannie May Confections Brands in May 2006, (ii) increased legal and professional fees, and (iii) the achievement of certain performance related bonus targets in fiscal 2007 which were not earned in the prior fiscal year.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, the Company expects that its fiscal 2009 general and administrative expenses will be consistent, as a percentage of net revenue, with fiscal 2008.

Depreciation and Amortization

                                                                      Years Ended
                                         ----------------------------------------------------------------------
                                            June 29,                     July 1,                     July 2,
                                             2008        % Change         2007        % Change        2006
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)


     Depreciation and amortization         $20,363          14.2%         $17,837        13.1%       $15,765
     Percentage of sales                       2.2%                           2.0%                       2.0%

Depreciation and amortization expense increased by 14.2% during the fiscal 2008 in comparison to the prior year as a result of capital additions for technology platform improvements and the incremental amortization expense related to the intangibles established as a result of the acquisition of DesignPac, which was acquired on April 30, 2008.

Depreciation and amortization expense increased by 13.1% during the fiscal year ended July 1, 2007 in comparison to the prior year period primarily as a result of the incremental amortization expense as a result of the acquisitions of Fannie May Confections Brands and Wind & Weather in fiscal 2006, as well as depreciation associated with completed technology projects designed to provide improved order/warehouse management functionality across the enterprise.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms are critical to attaining its strategic objectives. As a result of these improvements, and the increase in amortization expense associated with intangibles established as a result of recent acquisitions, the Company expects that depreciation and amortization for the fiscal 2009 will increase slightly as a percentage of net revenues in comparison to the prior year.

Other Income (Expense)

                                                                     Years Ended
                                         ----------------------------------------------------------------------
                                            June 29,                     July 1,                     July 2,
                                             2008        % Change         2007        % Change        2006
                                         ------------ --------------- ------------- ------------- -------------
                                                                      (in thousands)


     Interest income                        $ 999         (27.7)%         $1,381           9.6%      $1,260
     Interest expense                      (5,081)         31.2%          (7,390)       (425.2)%     (1,407)
     Other, net                                85         240.0%              25         316.7            6
                                         ------------                 -------------               -------------
                                          $(3,997)         33.2%         $(5,984)     (4,144.0)%      $(141)
                                         ============                 =============               =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt, and revolving line of credit.

Net borrowing costs declined during fiscal 2008, in comparison to fiscal 2007, as a result of declining interest rates and a reduction in outstanding debt.

Net borrowing costs increased during fiscal 2007, in comparison to fiscal 2006, due to the interest expense incurred in order to finance the acquisition of Fannie May Confections Brands, Inc. on May 1, 2006. On May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 credit facility, as amended, included an $85.0 million term loan and a $75.0 million revolving facility, which bear interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands, Inc.

On August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's 2006 Credit Facility. Interest is at LIBOR plus 1.5% to 2.5% for the Company's existing term loan and revolving credit facility, and LIBOR plus 2.0% to 3.0%, for the Company's new term loan, with pricing based upon the Company's leverage ratio. At closing of the 2008 Credit Facility, the Company utilized the proceeds of the new term loan to pay down amounts outstanding under its previous revolving credit facility.

Income Taxes

During the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, the Company recorded income tax expense of $12.3 million, $11.9 million and $3.2 million, respectively. The Company's effective tax rate for the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006 was 36.9%, 41.0% and 50.0%,
respectively. The decrease in the effective tax rate during the fiscal year ended June 29, 2008 resulted primarily from lower state taxes, as well as various tax credits programs. The decrease in the effective tax rate during the fiscal year ended July 1, 2007 resulted from the dilution of the impact of stock-based compensation recognized in accordance with SFAS No. 123(R), over an increased level of income before taxes in comparison the prior fiscal year. The Company's effective tax rate for the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

At June 29, 2008, the Company's federal net operating loss carryforwards were approximately $4.5 million, which, if not utilized, will begin to expire in fiscal year 2025.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2008 and 2007. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                    Three months ended
                                     --------------------------------------------------------------------------------------
                                      Jun.29,    Mar.30,   Dec.30,    Sep.30,    Jul. 1,   Apr. 1,    Dec.31,     Oct. 1
                                       2008       2008      2007       2007       2007      2007       2006        2006
                                     --------- --------- ---------- ----------- --------- ---------- ---------- -----------
                                                         (in thousands, except per share data)
Net revenues:
 Ecommerce (telephonic/online)       $183,710  $177,476   $274,168    $114,503  $194,228   $175,592  $270,159   $109,259
 Other                                 36,103    42,091     60,034      31,307    37,593     38,187    59,707     27,873
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Total net revenues                    219,813   219,567    334,202     145,810   231,821    213,779   329,866    137,132
Cost of revenues                      128,501   130,062    181,146      85,929   132,833    127,092   177,889     82,318
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Gross profit                           91,312    89,505    153,056      59,881    98,988     86,687   151,977     54,814

Operating expenses:
 Marketing and sales                   59,644    60,587     93,594      42,779    61,873     59,023    99,037     42,370
 Technology and development             5,370     5,515      5,419       5,235     5,485      5,469     5,201      5,161
 General and administrative            14,064    13,151     15,448      15,218    14,545     14,198    13,931     13,343
 Depreciation and amortization          5,515     5,011      4,967       4,870     4,812      4,447     3,834      4,744
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

    Total operating expenses           84,593    84,264    119,428      68,102    86,715     83,137   122,003     65,618
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Operating income (loss)                 6,719     5,241     33,628      (8,221)   12,273      3,550    29,974    (10,804)

Other income (expense), net              (533)     (685)    (1,430)     (1,349)     (979)    (1,347)   (2,178)    (1,480)
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Income (loss) before income taxes       6,186     4,556     32,198      (9,570)   11,294      2,203    27,796    (12,284)
Income tax expense (benefit)            1,888     1,266     12,942      (3,780)    4,732      1,150    10,874     (4,865)
                                     --------- --------- ---------- ----------- --------- ---------- ---------- ----------

Net income (loss)                      $4,298    $3,290    $19,256     ($5,790)   $6,562     $1,053   $16,922    ($7,419)
                                     ========= ========= ========== =========== ========= ========== ========== ==========

Net income (loss) per share:
 Basic                                  $0.07     $0.05      $0.31      ($0.09)    $0.10      $0.02     $0.26     ($0.11)
                                     ========= ========= ========== =========== ========= ========== ========== ==========
 Diluted                                $0.07     $0.05      $0.29      ($0.09)    $0.10      $0.02     $0.26     ($0.11)
                                     ========== ======== ========== =========== ========= ========== ========== ==========

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, including the recent acquisition of DesignPac Gifts LLC, which was acquired in May 2008, Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter. For fiscal 2008, however, the Easter holiday occurred in the Company's fiscal third quarter, thus moving revenue from the Company's fiscal fourth quarter to its fiscal third quarter. For fiscal 2009, the Easter Holiday returns to the Company's fiscal fourth quarter.

Liquidity and Capital Resources

At June 29, 2008 the Company had working capital of $33.4 million, including cash and equivalents of $12.1 million, compared to working capital of $51.4 million, including cash and equivalents of $16.1 million, at July 1, 2007.

Net cash provided by operating activities of $57.9 million for the fiscal year ended June 29, 2008 was primarily attributable to net income, adjusted to add back non-cash charges for depreciation and amortization, deferred income taxes and stock-based compensation, offset in part by increases in inventory (due primarily to the recently acquired DesignPac business).

Net cash used in investing activities of $57.7 million for the fiscal year ended June 29, 2008 was primarily attributable to the payment of Fannie May Confections Brands "earn-out" incentives ($4.4 million), as well as capital expenditures, primarily related to the Company's technology and distribution infrastructure, and the acquisition of DesignPac ($33.3 million) on April 30, 2008. DesignPac is a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The purchase price of approximately $33.3 million in cash, net of cash acquired, is subject to "earn-out" incentives which amount to a maximum of $2.0 million through the years ending June 27, 2010, upon achievement of specified performance targets.

Net cash used in financing activities of $4.2 million for the fiscal year ended June 29, 2008 was primarily due to the scheduled repayments (net) of the Company's debt and bank borrowings against the Company's 2006 Credit Facility and the repurchase of 133,609 shares of treasury stock, offset in part by proceeds from employee stock option exercises and the related excess tax benefits.

In order to fund the increase in working capital requirements associated with DesignPac, and to provide operating flexibility, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment,
(ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. Interest is at LIBOR plus 1.5% to 2.5% for the Company's existing term loan and revolving credit facility, and LIBOR plus 2.0% to 3.0%, for the Company's new term loan, with pricing based upon the Company's leverage ratio. At closing of the 2008 Credit Facility, the Company utilized the proceeds of the new term loan to pay down amounts outstanding under its previous revolving credit facility. The repayment terms of the existing term loan remain unchanged, while the new term loan is required to be repaid in equal quarterly installments of $3.0 million beginning in December 2008, with the final installment payment due on August 28, 2013. The 2008 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. The obligations of the Company and its subsidiaries under the 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

The Company expects to borrow against its 2008 Credit Facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases. At June 29, 2008, the Company had no outstanding amounts under its revolving credit facility. However, it anticipates borrowing against the facility prior to the end of its first quarter. The Company anticipates that such borrowings will peak during its fiscal second quarter, before being repaid prior to the end of that quarter.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of June 29, 2008, $14.0 million remains authorized but unused.

Under this program, as of June 29, 2008, the Company had repurchased 1,660,786 shares of common stock for $12.3 million, of which, $1.1 million (133,609 shares), $0.2 million (24,627 shares) and $1.3 million (182,000 shares) were repurchased during the fiscal years ending June 29, 2008, July 1, 2007 and July 2, 2006, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares of common stock from an affiliate. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization.

At June 29, 2008, the Company's contractual obligations consist of:

                                                                     Payments due by period
                                     ----------------------------------------------------------------------------
                                                                        (in thousands)
                                                      Less than 1        1 - 3        3 - 5            More than
                                          Total              year        years        years              5 years
                                     -----------    --------------    ----------   ------------     -------------



Long-term debt
(including interest)(*)1              $ 78,498            $16,830       $35,167        $26,501                $ -
Capital lease obligations                   52                 13            21             18                  -
Operating lease obligations             70,217             12,048        18,863         15,121             24,185
Sublease obligations                     8,507              2,814         3,324          1,483                886
Purchase commitments (**)2              82,783             72,783        10,000              -                  -
                                     -----------    --------------    ----------   ------------     -------------
   Total                              $240,057           $104,488       $67,375        $43,123            $25,071
                                     ===========    ===============   ==========   ============     =============

(*)1 On August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. The repayment terms of the existing term loan remain unchanged, while the new term loan is required to be repaid in equal quarterly installments of $3.0 million beginning in December 2008, with the final installment payment due on August 28, 2013.

(**)2 Purchase commitments consist primarily of inventory, equipment purchase orders and online marketing agreements made in the ordinary course of business.

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

It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities. To the extent that the Company prevails in matter for which a liability for an unrecognized tax benefit is established or is required to pay amounts in the excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not anticipate the adoption of SFAS No. 162 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

In March 2008, the FASB issued Statement No.161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, "Accounting for
Derivative  Instruments  and  Hedging  Activities  and it  requires  qualitative
disclosures   about   objectives  and  strategies  for  using   derivatives  and
quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after June 29, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company after June 29, 2009 and the terms of such transactions.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, delaying the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a nonrecurring basis. The delayed portions of SFAS 157 will be adopted by the Company beginning in its fiscal year ending June 27, 2010, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending June 28, 2009, as required. The Company does not expect that SFAS 157 will have a material impact on its consolidated results of operations, cash flows or financial condition.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of June 29, 2008, the Company's outstanding debt, including current maturities, approximated $68.1 million, of which $68.0 million was variable rate debt. Each 25 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.2 million as of June 29, 2008. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

Item 9A.     CONTROLS AND PROCEDURES

             Evaluation of Disclosure Controls and Procedures

             The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as of June 29, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 29, 2008.

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of June 29, 2008. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Based on this assessment, management believes that, as of June 29, 2008 the Company's internal control over financial reporting is effective.

          The Company acquired DesignPac Gifts LLC on April 30, 2008, and has excluded the acquired company from its assessment of and conclusion on the effectiveness of internal control over financial reporting. The acquired business constituted approximately 10.0% of total assets as of June 29, 2008, and less than one percent of revenues for the fiscal year then ended.

          Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting, as of June 29, 2008; their report is included below.

          Report of Independent Registered Public Accounting Firm

          The Board of Directors and Stockholders of 1-800-FLOWERS.COM, Inc. and Subsidiaries

          We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

          As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DesignPac Gifts LLC, which is included in the fiscal 2008 consolidated financial statements of the Company and constituted approximately 10.0% of total assets as of June 29, 2008 and less than one percent of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DesignPac Gifts LLC.

          In our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008, based on the COSO criteria.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 29, 2008 and July 1, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2008 and our report dated September 10, 2008 expressed an unqualified opinion thereon.

                                                          /s/ Ernst & Young LLP

          Melville, New York
          September 10, 2008


          Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

          None.

                                    PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information set forth in the Proxy Statement for the 2008 annual meeting of stockholders is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

          The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

          The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) (1) Index to Consolidated Financial Statements:
                                                                            Page
                                                                            ----
    Report of Independent Registered Public Accounting Firm                  F-1
    Consolidated Balance Sheets as of June 29, 2008 and July 1, 2007         F-2
    Consolidated Statements of Income for the years ended June 29, 2008,
     July 1, 2007 and July 2, 2006                                           F-3
    Consolidated Statements of Stockholders' Equity for the years ended
     June 29, 2008, July 1, 2007 and July 2, 2006                            F-4
    Consolidated Statements of Cash Flows for the years ended June 29, 2008,
     July 1, 2007 and July 2, 2006                                           F-5
    Notes to Consolidated Financial Statements                               F-6

 (a) (2) Index to Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts                          S-1

    All other information and financial statement schedules are omitted because
    they  are   not  applicable,  or  not  required, or  because  the   required
    information is included in the consolidated financial statements or notes thereto.

 (a) (3) Index to Exhibits

    Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 are management contracts or compensatory plans or arrangements.

Exhibit   Description
-------   -----------
   *3.1 Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 3.1)
   *3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
   *3.3   Amended and Restated By-laws. (Registration Statement on Form S-1
          (No 333-78985) filed on May 21, 1999, Exhibit 3.3)
   *4.1 Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
   *4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
   *10.3 1997 Stock Option Plan, as amended. (Registration Statement on Form S-1 (no. 333-78985) filed on May 21, 1999, Exhibit 10.10)

   *10.4 1999 Stock Incentive Plan. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 27, 1999, Exhibit 10.18)
   *10.5 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.19)
   *10.6 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.20)
   *10.7 2003 Long Term Incentive and Share Award Plan. (Definitive Proxy Statement filed on October 27, 2003 (No. 000-26841), Annex D)
   *10.8 Employment Agreement, dated as of May 2, 2006, by and among 1-800-FLOWERS.COM, Inc., Fannie May Confections Brands, Inc. and David Taiclet.
   *10.9 Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)
   10.12  Offer letter to Julie McCann Mulligan
   10.13 Offer letter to Timothy J. Hopkins (quarterly report on Form 10Q, filed on November 8, 2007, Exhibit 10.3)
   10.14 Offer letter to Stephen Bozzo (quarterly report on Form 10Q, filed on November 8, 2007, Exhibit 10.4)
   10.15 Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan
   10.16 Form of Incentive Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan
   10.17 Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan
   10.18 Amended and Restated Credit Agreement dated as of August 28, 2008 among 1-800-Flowers.com, Inc., The Subsidiary Borrowers Party Hereto, The Guarantors Party Hereto, The Lenders Party Hereto and JP Morgan Chase Bank, N.A. as Administrative Agent.
    21.1  Subsidiaries of the Registrant.
    23.1  Consent of Independent Registered Public Accounting Firm.
    24.1  Powers of Attorney (included in the signature page).
    31.1  Certifications  pursuant to  Section 302 of  the Sarbanes-Oxley Act of
          2002.
    32.1  Certifications  pursuant to  Section 906 of  the Sarbanes-Oxley Act of
          2002.
-----------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2008                  1-800-FLOWERS.COM, Inc.

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


Dated: September 12, 2008                  By:   /s/ James F. McCann
                                           -------------------------
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)

Dated: September 12, 2008                  By:   /s/ William E. Shea
                                           --------------------------
                                           William E. Shea
                                           Senior Vice President Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

Dated: September 12, 2008                  By:   /s/ Christopher G. McCann
                                           -------------------------------
                                           Christopher G. McCann
                                           Director, President

Dated: September 12, 2008                  By:   /s/ Lawrence Calcano
                                           -------------------------------
                                           Lawrence Calcano
                                           Director

Dated: September 12, 2008                  By:   /s/ James A. Cannavino
                                           -------------------------------
                                           James A. Cannavino
                                           Director

Dated: September 12, 2008                  By:   /s/ John J. Conefry, Jr.
                                           -------------------------------
                                           John J. Conefry, Jr.
                                           Director

Dated: September 12, 2008                  By:   /s/ Leonard J. Elmore
                                           -------------------------------
                                           Leonard J. Elmore
                                           Director

Dated: September 12, 2008                  By:   /s/ Jan L. Murley
                                           -------------------------------
                                           Jan L. Murley
                                           Director

Dated: September 12, 2008                  By:   /s/ Jeffrey C. Walker
                                           -------------------------------
                                           Jeffrey C. Walker
                                           Director

Report of Independent Registered Public Accounting Firm



The  Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of June 29, 2008 and July 1, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 29, 2008 and July 1, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," effective July 2, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and
Subsidiaries' internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2008 expressed an unqualified opinion thereon.


                                                  /s/  Ernst  & Young LLP

Melville, New York
September 10, 2008

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                              Consolidated Balance Sheets
                                           (in thousands, except share data)

                                                                                          June, 29      July 1,
                                                                                            2008         2007
                                                                                        ------------- ------------

Assets
Current assets:
 Cash and equivalents                                                                    $ 12,124      $ 16,087
 Receivables, net                                                                          13,443        17,010
 Inventories                                                                               67,283        62,051
 Deferred income taxes                                                                      7,977        19,260
 Prepaid and other                                                                          8,723         9,576
                                                                                        ------------- ------------
      Total current assets                                                                109,550       123,984
Property, plant and equipment, net                                                         65,737        62,561
Goodwill                                                                                  124,164       112,131
Other intangibles, net                                                                     68,760        52,750
Other assets                                                                                3,127         1,081
                                                                                        ------------- ------------
Total assets                                                                             $371,338      $352,507
                                                                                        ============= ============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                                    $63,248       $62,433
 Current maturities of long-term debt and obligations under capital leases                 12,886        10,132
                                                                                        ------------- ------------
      Total current liabilities                                                            76,134        72,565
Long-term debt and obligations under capital leases                                        55,250        68,000
Deferred income taxes                                                                       5,527         8,230
Other liabilities                                                                           2,962         2,681
                                                                                        ------------- ------------
Total liabilities                                                                         139,873       151,476
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                     -             -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 31,368,241
    and 30,298,019 shares issued in 2008 and 2007, respectively                               314           303
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
    shares issued in 2008 and 2007                                                            421           421
 Additional paid-in capital                                                               279,718       269,270
 Retained deficit                                                                         (17,839)      (38,893)
 Treasury stock, at cost,4,724,326 and 4,590,717 Class A shares in 2008 and 2007,
    respectively, and 5,280,000 Class B shares                                            (31,149)      (30,070)
                                                                                        ------------- ------------
      Total stockholders' equity                                                          231,465       201,031
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                               $371,338      $352,507
                                                                                        ============= ============

See accompanying notes.

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                            Consolidated Statements of Income
                                          (in thousands, except per share data)

                                                                                   Years ended
                                                                    --------------------------------------------
                                                                       June 29,       July 1,        July 2,
                                                                        2008           2007            2006
                                                                    -------------- --------------  -------------

Net revenues                                                           919,392       $912,598        $781,741
Cost of revenues                                                       525,638        520,132         456,097
                                                                    -------------- --------------  -------------
Gross profit                                                           393,754        392,466         325,644
Operating expenses:
 Marketing and sales                                                   256,604        262,303         239,573
 Technology and development                                             21,539         21,316          19,819
 General and administrative                                             57,881         56,017          43,978
 Depreciation and amortization                                          20,363         17,837          15,765
                                                                    -------------- --------------  -------------
      Total operating expenses                                         356,387        357,473         319,135
                                                                    -------------- --------------  -------------
Operating income                                                        37,367         34,993           6,509
Other income (expense):
 Interest income                                                           999          1,381           1,260
 Interest expense                                                       (5,081)        (7,390)         (1,407)
 Other, net                                                                 85             25               6
                                                                    -------------- --------------  -------------
       Total other income (expense), net                                (3,997)        (5,984)           (141)
                                                                    -------------- --------------  -------------
Income before income taxes                                              33,370         29,009           6,368
Income tax expense                                                      12,316         11,891           3,181
                                                                    -------------- --------------  -------------
Net income                                                              21,054        $17,118          $3,187
                                                                    ============== ==============  =============
Net income per common share:
 Basic                                                                   $0.33          $0.27           $0.05
                                                                    ============== ==============  =============
 Diluted                                                                 $0.32          $0.26           $0.05
                                                                    ============== ==============  =============


Weighted average shares used in the calculation of net income per common share:
 Basic                                                                  63,074         63,786          65,100
                                                                     ============== ==============  =============
 Diluted                                                                65,458         65,526          66,429
                                                                    ============== ==============  =============

See accompanying notes.

                                 1-800-FLOWERS.COM, Inc. and Subsidiaries
                             Consolidated Statements of Stockholders' Equity
                        Years ended June 29, 2008, July 1, 2007 and July 2, 2006
                                    (in thousands, except share data)

                               Common Stock
                     --------------------------------------
                          Class A             Class B         Additional              Unearned     Treasury Stock
                     ------------------- -------------------   Paid-in    Retained   Stock-Based  ------------------   Stockholders'
                      Shares     Amount   Shares      Amount   Capital    Deficit    Compensation   Shares     Amount     Equity
                     ---------- -------- ----------- -------- ---------- ----------- ------------ ----------- --------- ------------
Balance at
 July 3, 2005        29,888,603   $300   42,144,465    $421    $258,848   $(59,198)    $(1,116)    6,660,850  $(12,921)  $186,334
Exercise of
 employee stock
 options and
 vesting of
 resricted stock        133,499      1            -       -         649          -           -             -         -        650
Stock-based
 compensation                 -      -            -       -       4,284          -           -        (7,500)       52      4,336
Reclassification of
 unvested restricted
 stock upon adoption
 of SFAS No. 123R-
 Share Based Payment   (155,919)    (2)           -       -      (1,114)         -       1,116             -         -          -
Stock repurchase
 Program                      -      -            -       -           -          -           -       182,000    (1,324)    (1,324)
Conversion of Class B
 common stock
 into Class A common
 stock                    6,000      -      (6,000)       -           -          -           -             -         -          -
Net Income                    -      -           -        -           -      3,187           -             -         -      3,187
                     ---------- -------- ----------- -------- ---------- ----------- ------------ ---------- ---------- ------------
Balance at July 2,
2006                 29,872,183    299   42,138,465     421     262,667    (56,011)          -     6,835,350   (14,193)   193,183


Exercise of
 employee stock
 options and vesting
 of restricted stock    425,836      4            -       -       2,003          -           -             -         -      2,007
Stock-based
 compensation                 -      -            -       -       4,600          -           -             -         -      4,600
Stock repurchase
 program                      -      -            -       -           -          -           -     3,035,367   (15,877)   (15,877)
Net Income                    -      -            -       -           -     17,118           -             -         -     17,118

                     ---------- -------- ----------- -------- ---------- ----------- ------------ ----------- ---------- -----------
Balance at July 1,
 2007                30,298,019    303   42,138,465     421     269,270    (38,893)          -     9,870,717   (30,070)   201,031

Exercise of
 employee stock
 options and vesting
 of restricted stock  1,070,222     11            -       -       4,718          -           -             -         -      4,729
Stock-based
 compensation                 -      -            -       -       3,534          -           -             -         -      3,534
Excess tax benefit
 from stock based
 compensation                 -      -            -       -       2,196          -           -             -         -      2,196
Stock repurchase
 program                      -      -            -       -           -          -           -       133,609    (1,079)    (1,079)
Net Income                    -      -            -       -           -     21,054           -             -         -     21,054
                     ---------- -------- ----------- -------- ---------- ----------- ------------ ---------- ---------- ------------
Balance at
June 29, 2008        31,368,241   $314   42,138,465    $421    $279,718   $(17,839)          -    10,004,326  $(31,149)  $231,465



See accompanying notes.

                                        1-800-FLOWERS.COM, Inc. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                                      (in thousands)

                                                                                          Years ended
                                                                        ------------------------------------------------
                                                                         June 29, 2008    July 1, 2007   July 2, 2006
                                                                        ---------------  --------------- ---------------

Operating activities:
Net income                                                                  $21,054         $17,118         $3,187
Reconciliation of net income to net cash provided by operations:
      Depreciation and amortization                                          20,363          17,837         15,765
      Deferred income taxes                                                   8,581          10,325          2,175
      Bad debt expense                                                        2,203           1,880            476
      Stock-based compensation                                                3,534           4,600          4,336
      Excess tax benefits from stock based compensation                      (2,196)              -              -
      Other non-cash items                                                      810            (791)           125
 Changes in operating items, excluding the effects of
  acquisitions:
      Receivables                                                             1,422          (5,737)         1,316
      Inventories                                                            (4,410)         (9,800)        (9,106)
      Prepaid and other                                                         889             771          5,513
      Accounts payable and accrued expenses                                   7,284          (5,562)        (1,046)
      Other assets                                                           (1,926)            177         (6,208)
      Other liabilities                                                         294           1,523         (1,795)
                                                                        ---------------  --------------- ---------------
 Net cash provided by operating activities                                   57,902          32,341         14,738

Investing activities:
Capital expenditures                                                        (19,942)        (18,043)       (20,491)
Acquisitions, net of cash acquired                                          (37,849)           (347)       (96,874)
Dispositions                                                                    463           1,463              -
Proceeds from sales of investments                                                -               -          6,647
Other                                                                          (387)            242              2
                                                                        ---------------  --------------- ---------------
 Net cash used in investing activities                                      (57,715)        (16,685)      (110,716)

Financing activities:
Acquisition of treasury stock                                                (1,079)        (15,877)        (1,324)
Excess tax benefits from stock based compensation                             2,196               -              -
Proceeds from employee stock options                                          4,729           2,007            558
Proceeds from bank borrowings and revolving line of                         110,000         110,000        105,000
  credit
Repayment of notes payable and bank borrowings                             (119,966)       (119,913)       (22,482)
Repayment of capital lease obligations                                          (30)           (385)        (1,228)
Other                                                                             -               -             92
                                                                        ---------------  --------------- ---------------
 Net cash (used in) provided by financing activities                         (4,150)        (24,168)        80,616
                                                                        ---------------  --------------- ---------------
Net change in cash and equivalents                                           (3,963)         (8,512)       (15,362)
Cash and equivalents:
 Beginning of year                                                           16,087          24,599         39,961
                                                                        ---------------  --------------- ---------------
 End of year                                                                $12,124         $16,087        $24,599
                                                                        ===============  =============== ===============


Supplemental Cash Flow Information:
 - Interest paid amounted to $5,081, $7,390, and $1,407 for the years ended June 29, 2008, July 1, 2007 and July 2, 2006, respectively.
 - The Company paid income taxes of approximately $2,141, $1,429 and $23, net of tax refunds received, for the years ended June 29, 2008, July 1, 2007, and July 2, 2006, respectively.

See accompanying notes.

                   Notes to Consolidated Financial Statements

Note 1. Description of Business

For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight under our Fresh From Our Growers(R) program. As always, 100 percent satisfaction and freshness are guaranteed. The Company's BloomNet(R) (www.mybloomnet.net) international floral wire service provides a broad range of quality products and value-added services designed to help professional florists to grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com or www.winetasting.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and DesignPac Giftssm (www.designpac.com) as well as Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com). 1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ Global Select Market under ticker symbol FLWS.

Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2008, 2007 and 2006, which ended on June 29, 2008, July 1, 2007 and July 2, 2006, respectively, consisted of 52 weeks.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $3.4 million and $4.3 million at June 29, 2008 and July 1, 2007, respectively, relating to prepaid catalog expenses.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended June 29, 2008, July 1, 2007 and July 2, 2006, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at June 29, 2008 and July 1, 2007.

Concentration of Credit Risk


Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($1.4 million at June 29, 2008 and July 1, 2007) have been recorded based upon previous experience and management's evaluation.

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company's online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment and do not include sales tax. Shipping terms are FOB shipping point. Net revenues generated by the Company's BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists. Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms of FOB shipping point.

Cost of Revenues

Cost of revenues consists primarily of florist fulfillment costs (fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to manufacturing and production operations.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $127.2 million, $133.2 million and $127.4 million for the years ended June 29, 2008, July 1, 2007 and July 2, 2006, respectively.

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

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123(R), "Share-Based Payment." The Company adopted the modified prospective application method provided for under SFAS 123(R) and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options and awards recognized in the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, includes: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)).

Income taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilites are realized or settled. During fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the Company's consolidated financial position or results of operations as a result of the adoption of the provisions of FIN 48.

Comprehensive Income

For the years ended June 29, 2008, July 1, 2007 and July 2, 2006, the Company's comprehensive income was equal to the respective net income for each of the periods presented.

Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting primarily of employee stock options and restricted stock awards) outstanding during the period.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not anticipate the adoption of SFAS No. 162 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

In March 2008, the FASB issued Statement No.161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after June 29, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company after June 29, 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February

2008, the FASB issued FASB Staff Position (FSP) No. 157-2, delaying the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a nonrecurring basis. The delayed portions of SFAS 157 will be adopted by the Company beginning in its fiscal year ending June 27, 2010, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending June 28, 2009, as required. The Company does not expect that SFAS 157 will have a material impact on its consolidated results of operations, cash flows or financial condition.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

Note 3 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                                         Years Ended
                                                                 ----------------------------------------------------------
                                                                   June 29, 2008        July 1, 2007       July 2, 2006
                                                                 ----------------- ------------------ ---------------------
                                                                            (in thousands, except per share data)
            Numerator:
               Net income                                            $21,054              $17,118            $ 3,187
                                                                 ================= ================== =====================
            Denominator:
               Weighted average shares outstanding                    63,074               63,786             65,100
               Effect of dilutive securities:

                   Employee stock options (1)                          1,808                1,282              1,282
                   Employee restricted stock awards                      576                  458                 47
                                                                ------------------  -----------------  -------------------
                                                                       2,384                1,740              1,329
                                                                ------------------  -----------------  -------------------
          Adjusted weighted-average shares and assumed
               conversions                                            65,458               65,526             66,429
                                                                ==================  =================  ===================

          Net income per common share:
               Basic                                                   $0.33                $0.27              $0.05
                                                                ==================  =================  ===================
               Diluted                                                 $0.32                $0.26              $0.05
                                                                ==================  =================  ===================


              Note (1): The effect of options to purchase 3.2 million, 5.8 million and 5.9 million shares for the years ended June 29, 2008, July 1, 2007, and July 2, 2006, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.


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

Acquisition of DesignPac Gifts LLC

On April 30, 2008, the Company acquired all of the membership interest in DesignPac Gifts LLC (DesignPac), a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The acquisition, for approximately $33.3 million in cash, net of cash acquired, was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility. The purchase price is subject to "earn-out" incentives which amount to a maximum of $2.0 million through the years ending June 27, 2010, upon achievement of specified performance targets. In its most recently completed year ended December 31, 2007, prior to the acquisition, DesignPac generated revenues of approximately $53.3 million.

As described further under "Subsequent Events" in order to fund the increase in working capital requirements associated with DesignPac, and to provide for additional operational flexibility, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. Interest is at LIBOR plus 1.5% to 2.5% for the Company's existing term loan and revolving credit facility, and LIBOR plus 2.0% to 3.0%, for the Company's new term loan, with pricing based upon the Company's leverage ratio.


The Company is in the process of finalizing its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of DesignPac. This will result in potential adjustments to the carrying value of DesignPac's recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of DesignPac:

                                                           DesignPac
                                                           Purchase
                                                            Price
                                                          Allocation
                                                     --------------------
                                                        (in thousands)
  Current assets                                            $1,287
  Property, plant and equipment                              1,172
  Intangible assets                                         18,908
  Goodwill                                                  12,085
  Other                                                         81
                                                     --------------------
       Total assets acquired                                33,533
                                                     --------------------
  Current liabilities                                          184
                                                     --------------------
       Total liabilities assumed                               184
                                                     --------------------
       Net assets acquired                                 $33,349
                                                     ====================


Although not finalized, of the $18.9 million of acquired intangible assets related to the DesignPac acquisition, $6.4 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $12.5 million were allocated primarily to customer related intangibles which are being amortized over the assets' determinable useful life of 10 years. Approximately $12.1 million of goodwill is deductible for tax purposes.

Acquisition of Fannie May Confections Brands, Inc.

On May 1, 2006, the Company acquired all of the outstanding common stock of Fannie May Confections Brands, Inc. (hereafter referred to as "Fannie May Confections Brands"), a manufacturer and multi-channel retailer and wholesaler of premium chocolate and other confections under the well-known Fannie May, Harry London and Fanny Farmer brands. The acquisition, for a purchase price of approximately $96.6 million in cash, including the achievement of certain "earn-out" incentives and transaction costs, included a 200,000-square foot manufacturing facility in North Canton, Ohio and 52 Fannie May retail stores in the Chicago area, where the chocolate brand has been a tradition since 1920. The purchase price was subject to "earn-out" incentives which amounted to a maximum of $6.0 million (of which $4.4 million was achieved), upon achievement of specified earnings targets.

In order to finance the Fannie May Confections Brands acquisition, on May 1, 2006, the Company entered into a $135.0 million secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended, which was subsequently amended and restated on August 28, 2008 (refer to "Subsequent Events"), included an $85.0 million term loan and a $75.0 million revolving facility, which carried interest at LIBOR plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio. At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands.

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

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of DesignPac, Fannie May Confections Brands and Wind & Weather had taken place at the beginning of fiscal year 2006. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                                                      Years Ended
                                                                     ---------------------------------------------
                                                                      June 29, 2008   July 1, 2007  July 2, 2006
                                                                     --------------- ------------- ---------------
                                                                        (in thousands, except per  share data)

     Net revenues                                                        $973,140       $963,620     $900,321

     Operating income                                                    $ 44,227       $ 39,608     $ 18,601

     Net income                                                          $ 24,250       $ 18,751     $  5,734

     Net income per common share
      Basic                                                              $   0.38       $   0.29     $   0.09
      Diluted                                                            $   0.37       $   0.29     $   0.09

Note 5. Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                      June 29, 2008   July 2, 2007
                                                                     --------------- --------------
                                                                             (in thousands)

     Finished goods                                                      $48,986        $43,113
     Work-in-process                                                       3,442          3,911
     Raw materials                                                        14,855         15,027
                                                                     --------------- --------------
                                                                         $67,283        $62,051
                                                                     =============== ==============

Note 6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows (in thousands):

                                                1-800-
                                             Flowers.com        BloomNet       Gourmet           Home and
                                               Consumer           Wire         Food and         Children's
                                                Floral           Service      Gift Baskets         Gifts             Total
                                            ---------------------------------------------------------------------------------
Balance at July 2, 2006                        $6,652                $-        $105,935            $18,554         $131,141
 Acquisition of
  Wind & Weather                                    -                 -               -                (54)             (54)
 Acquisition of Fannie May
  Confections Brands                                -                 -           6,023                  -            6,023
 Purchase Price Allocation of
  Fannie May Confections-
  Reclassification of goodwill to
  intangible assets                                 -                 -         (24,679)                 -          (24,679)
 Other                                           (300)                -               -                  -             (300)
                                            --------------    -------------    -------------     -------------    --------------
Balance at July 1, 2007                         6,352                 -          87,279             18,500          112,131

 Acquisition of DesignPac                           -                 -          12,085                  -           12,085
 Other                                           (187)                -             373               (238)             (52)
                                            --------------    -------------    -------------     -------------    --------------
Balance at June 29, 2008                       $6,165                $-         $99,737            $18,262         $124,164
                                            ==============    =============    =============     =============    ==============


The Company's intangible assets consist of the following:

                                                         June 29, 2008                             July 1, 2007
                                            -----------------------------------------------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization      Net
                             -------------- ----------- ---------------- ---------- ------------ -------------- ---------
                                                                              (in thousands)

Intangible assets with
determinable lives:
  Investment in licenses     14 - 16 years   $ 4,927           $4,408        $519      $ 4,927       $4,085        $842
  Customer lists              3 - 10 years    25,570            6,042      19,528       14,260        3,919      10,341
  Other                        5 - 8 years     3,868            1,208       2,660        2,639          748       1,891
                                            ------------ -----------------------------------------------------------------------
                                              34,365           11,658      22,707       21,826        8,752      13,074

Trademarks with
indefinite lives                              46,053                -      46,053       39,676            -      39,676
                                            ------------ -----------------------------------------------------------------------
Total intangible
assets                                       $80,418          $11,658     $68,760      $61,502       $8,752     $52,750
                                            ============ =======================================================================

The amortization of intangible assets for the years ended June 29, 2008, July 1, 2007 and July 2, 2006 was $2.9 million, $2.5 million, and $1.6 million, respectively. Future estimated amortization expense is as follows: 2009 - $4.0 million, 2010 - $3.9 million, 2011 - $3.4 million, 2012 - $2.2 million, and 2013
- $2.0 million, and thereafter - $7.2 million.

Note 7. Property, Plant and Equipment

                                                                                June 29,      July 1,
                                                                                 2008          2007
                                                                              ------------ ------------
                                                                                   (in thousands)

     Land                                                                         $2,516        $2,516
     Building and building improvements                                           15,944        16,209
     Leasehold improvements                                                       21,051        19,087
     Furniture and fixtures                                                        6,032         5,637
     Equipment                                                                    26,258        21,278
     Computer equipment                                                           57,832        54,942
     Telecommunication equipment                                                   9,331         9,106
     Software                                                                     69,158        57,763
                                                                             -------------- -------------
                                                                                 208,122       186,538
     Accumulated depreciation and amortization                                   142,385       123,977
                                                                             -------------- -------------
                                                                                $ 65,737       $62,561
                                                                             ============== =============

Note 8. Long-Term Debt

                                                                                June 29,      July 1,
                                                                                 2008          2007
                                                                              -------------- ------------
                                                                                   (in thousands)

     Term loan and revolving credit line (1)                                     $68,000       $76,500
     Commercial note (2)                                                              84         1,553
     Obligations under capital leases (see Note 14)                                   52            79
                                                                              -------------- ------------
                                                                                  68,136        78,132
     Less current maturities of long-term debt and obligations under
      capital leases                                                              12,886        10,132
                                                                              -------------- ------------
                                                                                 $55,250       $68,000
                                                                              ============== ============



(1) Term loan and revolving credit line - In order to finance the acquisition of Fannie May Confections Brands, Inc. on May 1, 2006, the Company entered into a secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2006 Credit Facility"). The 2006 Credit Facility, as amended, includes an $85.0 million term loan and a $75.0 million revolving facility, which bear interest at LIBOR (2.4% at June 29, 2008) plus 0.625% to 1.125%, with pricing based upon the Company's leverage ratio (3.2% at June 29, 2008). At closing, the Company borrowed $85.0 million of the term facility to acquire all of the outstanding capital stock of Fannie May Confections Brands. The Company is required to pay the outstanding term loan in escalating quarterly installments, with the final installment payment due on May 1, 2012. The 2006 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. Concurrent with the establishment of the 2006 Credit Facility, the Company's previous $25.0 million revolving credit facilities were terminated. The obligations of the Company and its subsidiaries under the 2006 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries. No amounts were outstanding under the revolving credit facility at June 29, 2008.

     As described further under "Subsequent Events" in order to fund the increase in working capital requirements associated with DesignPac, and to provide for additional operational flexibility, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and
     (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. Interest is at LIBOR plus 1.5% to 2.5% for the Company's existing term loan and revolving credit facility, and LIBOR plus 2.0% to 3.0%, for the Company's new term loan, with pricing based upon the Company's leverage ratio.

(2) Commercial note - Bank note relating to obligations arising from, and collateralized by, the underlying assets of the Company's Plow & Hearth facility in Madison, Virginia. The note, dated June 27, 2003, in the amount of $6.6 million, bears interest at 5.44% per annum, and resulted from the consolidation and refinancing of a series of fixed and variable rate mortgage and equipment notes. The note is payable in 60 equal monthly installments of principal and interest commencing August 1, 2003, of which $0.1 million is outstanding at June 29, 2008.

As of June 29, 2008, long-term debt maturities, excluding amounts relating to capital leases, are as follows:

                                                                               Debt
                Year                                                         Maturities
                ----                                                       --------------
                                                                           (in thousands)

                2009                                                           $12,886
                2010                                                            12,750
                2011                                                            17,000
                2012                                                            25,500

                                                                               $68,136
                                                                           ==============

Note 9.  Income Taxes

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any material accrued interest or penalties associated with any unrecognized tax benefits, nor was any material interest expense recognized during the year.

Significant components of the income tax provision are as follows:

                                                                                Years ended
                                                                 ------------------------------------------
                                                                    June 29,      July 1,        July 2,
                                                                      2008         2007           2006
                                                                 ------------- -------------- -------------
                                                                               (in thousands)
      Current provision:
       Federal                                                     $2,207          $(275)         $351
       State                                                        1,528          1,841           655
                                                                 ------------- -------------- -------------
                                                                    3,735          1,566         1,006
      Deferred provision:
       Federal                                                      8,767          9,082         2,120
       State                                                         (186)         1,243            55
                                                                 ------------- -------------- -------------
                                                                    8,581         10,325         2,175
                                                                 ------------- -------------- -------------
      Income tax provision                                         $12,316       $11,891        $3,181
                                                                 ============= ============== =============

A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                Years ended
                                                                 ------------------------------------------
                                                                    June 29,      July 1,        July 2,
                                                                      2008         2007           2006
                                                                 ------------- -------------- -------------
                                                                               (in thousands)

      Tax at U.S. statutory rates                                  35.0%          35.0%          35.0%
      State income taxes, net of federal tax benefit                3.1            6.9            7.3
      Non-deductible stock-based compensation                       0.1            1.7            8.5
      Non-deductible goodwill amortization                          0.3            0.4            2.2
      Tax credits                                                  (0.8)          (0.4)          (5.0)
      Tax settlements                                              (0.4)          (3.1)           -
      Other, net                                                   (0.4)           0.5            2.0
                                                                 ------------- -------------- --------------
                                                                   36.9%          41.0%          50.0%
                                                                 ============= ============== ==============

     Deferred income taxes reflect the net tax effects of temporary  differences between  the  carrying  amounts of assets  and  liabilities  for  financial reporting  purposes  and the  amounts  used for  income tax  purposes.  The
     significant   components  of  the  Company's  deferred  income  tax  assets
     (liabilities) are as follows:

                                                                                Years ended
                                                                 ------------------------------------------
                                                                    June 29,      July 1,        July 2,
                                                                      2008         2007           2006
                                                                 ------------- -------------- -------------
                                                                               (in thousands)

      Deferred income tax assets:
       Net operating loss carryforwards                            $3,483        $12,944          $25,963
       Accrued expenses and reserves                                5,876          6,318            6,325
       Stock-based compensation                                     3,407          2,529            1,098
      Deferred income tax liabilities:
       Other intangibles                                           (8,834)        (9,112)          (9,285)
       Installment sales                                                -              -              (25)
       Tax in excess of book depreciation                          (1,482)        (1,649)            (425)
                                                                 ------------- -------------- -------------
      Net deferred income tax assets                               $2,450        $11,030          $23,651
                                                                 ============= ============== =============

At June 29, 2008, the Company's federal net operating loss carryforwards were approximately $4.5 million, which, if not utilized, will begin to expire in fiscal year 2025.


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

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of June 29, 2008, $14.0 remains authorized but unused.

Under this program, as of June 29, 2008, the Company had repurchased 1,660,786 shares of common stock for $12.3 million, of which $1.1 million (133,609 shares), $0.2 million (24,627 shares) and $1.3 million (182,000 shares) were repurchased during the fiscal years ending June 29, 2008, July, 1 2007 and July 2, 2006, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares from an affiliate. The purchase price was $15,689,000 or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's existing stock repurchase authorization.

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

At June 29, 2008, the Company has reserved approximately 14.2 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.


The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                                  Years Ended
                                                                     -------------------------------------
                                                                      June 29,     July 1,      July 2,
                                                                        2008        2007         2006
                                                                     ----------  -------------------------
                                                                     (in thousands, except per share data)


     Stock options                                                      $1,416      $2,736       $3,710
     Restricted stock awards                                             2,118       1,864          626
                                                                     ----------  -------------------------
         Total                                                           3,534       4,600        4,336
     Deferred income tax benefit                                         1,333       1,353        1,120
                                                                     ----------  -------------------------
     Stock-based compensation expense, net                              $2,201      $3,247       $3,216
                                                                     ==========  =========================



Stock based compensation expense is recorded within the following line items of operating expenses:

                                                                                  Years Ended
                                                                     -------------------------------------
                                                                      June 29,     July 1,      July 2,
                                                                        2008        2007         2006
                                                                     ---------- ------------ -------------
                                                                               (in thousands)


     Marketing and sales                                                $1,051       $1,605        $1,504
     Technology and development                                            546          690           642
     General and administrative                                          1,937        2,305         2,190
                                                                     ---------- ------------- ------------
         Total                                                           3,534       $4,600        $4,336
                                                                     ========== ============= ============

Stock-based compensation expense has not been allocated between business segments, but is reflected in Corporate. (Refer to Note 13 - Business Segments.)

Stock Options Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

                                                                             Years Ended
                                                                 -------------------------------------
                                                                  June 29,     July 1,      July 2,
                                                                    2008        2007         2006
                                                                 ---------- ------------ -------------
     Weighted average fair value of options granted                $4.36        $3.29        $3.16
     Expected volatility                                              45%          46%          46%
     Expected life (in years)                                        5.3          5.3          5.3
     Risk-free interest rate                                         4.1%         4.6%         4.6%
     Expected dividend yield                                         0.0%         0.0%         0.0%

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

The following table summarizes stock option activity during the year ended June 29, 2008:

                                                                                      Weighted
                                                                                      Average
                                                                        Weighted      Remaining     Aggregate
                                                                        Average      Contractual    Intrinsic
                                                         Options     Exercise Price     Term       Value (000s)
                                                        ---------------------------------------------------------
Outstanding - beginning of period                         9,152,665       $8.10
Granted                                                     201,000       $9.50
Exercised                                                (1,049,839)      $4.50
Forfeited/Expired                                          (431,482)      $9.65
                                                        -------------
Outstanding - end of period                               7,872,344       $8.47       4.0 years       $5,364
                                                        =============

Options vested or expected to vest at end of period       7,669,842       $8.49       3.9 years       $5,336
Exercisable at end of period                              6,731,372       $8.63       3.5 years       $5,208

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2008. This amount changes based on the fair market value of the company's stock. The total intrinsic value of options exercised for the years ended June 29, 2008, July 1, 2007 and July 2, 2006 was $5.9 million, $1.0 million, and $0.3 million, respectively.

The following table summarizes information about stock options outstanding at June 29, 2008:

                                   Options Outstanding                      Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-        Weighted-                       Weighted-
                                        Average          Average                         Average
                       Options         Remaining         Exercise        Options         Exercise
    Exercise Price   Outstanding   Contractual Life       Price        Exercisable        Price
------------------- -------------- ------------------ --------------- --------------- ---------------
     $2.00 - 4.50      1,722,735       2.1 years           $4.03        1,722,735         $4.03
     $5.25 - 6.52      1,940,662       5.2 years           $6.39        1,537,162         $6.40
     $6.58 - 8.45      1,713,463       6.0 years           $7.42        1,118,451         $7.26
    $8.56 - 12.87      1,947,438       3.5 years          $12.04        1,804,978        $12.21
   $13.05 - 21.00        548,046       1.2 years          $20.33          548,046        $20.33
                    --------------                                    ---------------
                       7,872,344       4.0 years           $8.47        6,731,372         $8.63
                    ==============                                    ===============

As of June 29, 2008, the total future compensation cost related to nonvested options not yet recognized in the statement of income was $2.4 million and the weighted average period over which these awards are expected to be recognized was 1.6 years.

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

The following table summarizes the activity of non-vested restricted stock during the year ended June 29, 2008:

                                                                             Weighted
                                                                           Average Grant
                                                                            Date Fair
                                                               Shares          Value
                                                            -------------  ---------------

         Non-vested - beginning of period                     1,101,982        $5.70
         Granted                                                665,399       $11.40
         Vested                                                 (18,677)       $7.44
         Forfeited                                             (473,551)       $8.57
                                                             -------------
         Non-vested - end of period                           1,275,153        $7.58
                                                             =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of June 29, 2008, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 1.7 years.

Note 12. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company made contributions of $0.7 million, $0.5 million, and $0.4 million, for the years ended June 29, 2008, July 1, 2007 and July 2, 2006, respectively.

During fiscal 2008, the Company adopted a nonqualified supplemental deffered compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. The Company will match 50% of the deferrals made by each paricipant during the applicable period, up to a maximum of $2,500. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to Participants upon termination of employment or death in a lump sum, unless installments are selected.

Note 13. Business Segments

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

                                                                         Years ended
                                                          -------------------------------------------
                                                              June 29,      July 1,        July 2,
     Net revenues                                              2008          2007           2006
                                                          ------------- -------------- --------------
                                                                        (in thousands)

      Net revenues:
          1-800-Flowers.com Consumer Floral                 $491,696       $491,404         $452,188
          BloomNet Wire Service                               53,488         44,379           29,884
          Gourmet Food & Gift Baskets                        196,298        192,698          105,002
          Home & Children's Gifts                            180,181        186,948          196,919
          Corporate (*)                                        2,431          1,652            1,388
          Intercompany eliminations                           (4,702)        (4,483)          (3,640)
                                                          ------------- -------------- --------------
      Total net revenues                                    $919,392       $912,598         $781,741
                                                          ============= ============== ==============

                                                                         Years ended
                                                          -------------------------------------------
                                                              June 29,      July 1,        July 2,
     Operating Income                                          2008          2008           2006
                                                          ------------- -------------- --------------
                                                                        (in thousands)

      Category Contribution Margin:
          1-800-Flowers.com Consumer Floral                  $62,967        $64,580          $46,518
          BloomNet Wire Service                               18,509         14,169            7,106
          Gourmet Food & Gift Baskets                         24,593         26,377            6,827
          Home & Children's Gifts                              3,438         (1,215)           7,134
                                                          ------------- -------------- --------------
      Category Contribution Margin Subtotal                  109,507        103,911           67,585
          Corporate (*)                                      (51,777)       (51,081)         (45,311)
          Depreciation and amortization                      (20,363)       (17,837)         (15,765)
                                                          ------------- -------------- --------------
      Operating income (loss)                                $37,367        $34,993           $6,509
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

As of June 29, 2008 future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

                                                                     Obligations
                                                                        Under
                                                                       Capital      Operating
                                                                        Leases        Leases
                                                                     ------------ -------------
                                                                           (in thousands)

          2009                                                          $14          $14,863
          2010                                                           13           11,906
          2011                                                           13           10,279
          2012                                                           13            8,938
          2013                                                            6            7,666
          Thereafter                                                      -           25,070
                                                                     ------------ -------------
          Total minimum lease payments                                  $59          $78,722
                                                                                  =============
          Less amounts representing interest                             (7)
                                                                     ------------
          Present value of net minimum lease payments                   $52
                                                                     ============


At June 29, 2008, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                                Sublease       Sublease
                                                                                 Income         Expense
                                                                              -------------- --------------
                                                                                     (in thousands)

      2009                                                                       $2,814         $2,814
      2010                                                                        1,940          1,940
      2011                                                                        1,384          1,384
      2012                                                                          933            933
      2013                                                                          550            550
      Thereafter                                                                    886            886
                                                                              -------------- --------------
                                                                                 $8,507         $8,507
                                                                              ============== ==============

Rent expense was approximately $19.8 million, $18.9 million, and $13.7 million for the years ended June 29, 2008, July 1, 2007 and July 2, 2006, respectively.

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

In the Company's Form 10Q for the quarterly period ended March 30, 2008, the Company disclosed that in October 2007, 1-800-Flowers.Com., Inc. and its subsidiary, 1-800-Flowers Retail, Inc., (collectively "the Company"), were served with a purported nationwide class action lawsuit filed in the United States District Court, in and for the Southern District of Florida (Grabein v. 1-800-Flowers.Com., Inc., et al; Case No. 07-22235). The Complaint alleged violation of the Federal Fair and Accurate Credit Transaction Act ("FACTA") based upon the allegation that the Company printed/provided receipts to consumers at the point of sale or transaction on which receipts appeared more than the last five digits of customers' credit or debit card numbers and/or the expiration dates of such cards. The Complaint did not specify any actual damages for any member of the purported class. However, the Complaint sought statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as, attorneys' fees, costs, punitive damages and a permanent injunction. The Company vigorously defended the action and on June 13, 2008, the presiding Judge issued a Final Order of Dismissal whereby the case was dismissed with prejudice and no payment of any kind was made by the Company or its subsidiary.

Note 15. Subsequent Events

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.5 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory, and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility, which as described below, was subsequently amended by the Company's 2008 Credit Facility. The purchase price is subject to "earn-out" incentives which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.

2008 Credit Facility

On August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. Interest is at LIBOR plus 1.5% to 2.5% for the Company's existing term loan and revolving credit facility, and LIBOR plus
2.0% to 3.0%, for the Company's new term loan, with pricing based upon the Company's leverage ratio. At closing of the 2008 Credit Facility, the Company utilized the proceeds of the new term loan to pay down amounts outstanding under its previous revolving credit facility. The repayment terms of the existing term loan remain unchanged, while the new term loan is required to be repaid in equal quarterly installments of $3.0 million beginning in December 2008, with the final installment payment due on August 28, 2013. The 2008 Credit Facility contains various conditions to borrowing, and affirmative and negative financial covenants. The obligations of the Company and its subsidiaries under the 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

1-800-FLOWERS.COM, INC.

                             Schedule II - Valuation and Qualifying Accounts

                                               Additions
                                           ---------------------------
Description                   Balance at    Charged to    Charged to                   Balance at
                              Beginning       Costs        Other        Deductions-      End of
                              of Period        and        Accounts-     Describe (a)     Period
                                             Expenses     Describe (b)
--------------------------- -------------- ------------ --------------- ------------- --------------

Reserves and allowances
  deducted from asset
  accounts:

Reserve for estimated
  doubtful accounts-
  accounts/notes
  receivable

Year Ended June 29, 2008

                              $1,113,000    $1,000,000       $   -       $(727,000)    $1,386,000

Year Ended July 1, 2007

                              $2,090,000    $1,040,000       $   -     $(2,017,000)    $1,113,000

Year Ended July 2, 2006
                              $1,537,000      $537,000    $694,000       $(678,000)    $2,090,000




(a) Reduction in reserve due to write-off of accounts/notes receivable balances.
(b) Amount represents opening balances from acquired businesses.