Form 10-Q
period 2008-09-28
1 800 FLOWERS COM INC
filed 2008-11-07
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 28, 2008

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No. 0-26841

                             1-800-FLOWERS.COM, Inc.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                11-3117311
     --------                                                -------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                             Accelerated filer [X]
   Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                Yes ( )   No (X)

     The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,681,093
                                   ----------
  (Number of shares of Class A common stock outstanding as of November 3, 2008)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of November 3, 2008)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX

                                                                            Page
                                                                            ----

Part I.     Financial Information

  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets - September 28, 2008
              (Unaudited) and June 29, 2008                                    1

             Consolidated Statements of Income (Unaudited) - Three
              Months Ended September 28, 2008 and September 30, 2007           2

             Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended September 28,2008 and September
              30, 2007                                                         3

             Notes to Consolidated Financial Statements (Unaudited)            4

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       24

  Item 4.    Controls and Procedures                                          24

Part II.    Other Information

  Item 1.    Legal Proceedings                                                25

  Item 1A.   Risk Factors                                                     25

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      25

  Item 3.    Defaults upon Senior Securities                                  25

  Item 4.    Submission of Matters to a Vote of Security Holders              25

  Item 5.    Other Information                                                25

  Item 6.    Exhibits                                                         25

Signatures                                                                    26

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                     September 28,     June 29,
                                                                                         2008           2008
                                                                                   ---------------- ------------
                                                                                      (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                    $3,490        $12,124
 Receivables, net                                                                        35,324         13,443
 Inventories                                                                            119,809         67,283
 Deferred tax assets                                                                      7,977          7,977
 Prepaid and other                                                                       16,731          8,723
                                                                                     -------------- ------------
 Total current assets                                                                   183,331        109,550

Property, plant and equipment at cost, net                                               73,620         65,737
Goodwill                                                                                124,062        124,164
Other intangibles, net                                                                   66,993         67,928
Other assets                                                                              6,158          3,959
                                                                                     -------------- ------------
     Total assets                                                                      $454,164       $371,338
                                                                                     ============== ============


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                  $73,272        $63,248
 Current maturities of long-term debt and obligations under capital leases               44,797         12,886
                                                                                     -------------- ------------
     Total current liabilities                                                          118,069         76,134
Long-term debt and obligations under capital leases                                     100,063         55,250
Deferred tax liabilities                                                                  5,527          5,527
Other liabilities                                                                         3,011          2,962
                                                                                     -------------- ------------
Total liabilities                                                                       226,670        139,873
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                  -              -
 Class A common stock, $.01 par value, 200,000,000 shares authorized 31,405,419 and 31,368,241 shares issued at September 28, 2008 and June 29, 2008,
  respectively                                                                              314            314
 Class B common stock, $.01 par value, 200,000,000 shares authorized 42,138,465
  shares issued at September 28, 2008 and June 29, 2008                                     421            421
 Additional paid-in capital                                                             281,051        279,718
 Retained deficit                                                                       (23,143)       (17,839)
 Treasury stock, at cost - 4,724,326 Class A shares and 5,280,000 Class B shares        (31,149)       (31,149)
                                                                                     -------------- ------------
     Total stockholders' equity                                                        $227,494       $231,465
                                                                                     -------------- ------------
Total liabilities and stockholders' equity                                             $454,164       $371,338
                                                                                     ============== ============






See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended
                                                                ---------------------------------
                                                                  September 28,    September 30,
                                                                     2008             2007
                                                                ---------------- ----------------
    Net revenues                                                    $158,033        $145,810
    Cost of revenues                                                  96,210          85,929
                                                                ---------------- ----------------
    Gross profit                                                      61,823          59,881
    Operating expenses:
     Marketing and sales                                              42,648          42,779
     Technology and development                                        5,670           5,235
     General and administrative                                       15,516          15,218
     Depreciation and amortization                                     5,688           4,870
                                                                ---------------- ----------------
       Total operating expenses                                       69,522          68,102
                                                                ---------------- ----------------
    Operating loss                                                    (7,699)         (8,221)
    Other income (expense):
     Interest income                                                      96             178
     Interest expense                                                 (1,159)         (1,545)
     Other                                                                 9              18
                                                                ---------------- ----------------
    Total other income (expense), net                                 (1,054)         (1,349)
                                                                ---------------- ----------------
    Loss before income taxes                                          (8,753)         (9,570)
    Income tax benefit                                                 3,449           3,780
                                                                ---------------- ----------------
    Net loss                                                         ($5,304)        ($5,790)
                                                                ================ ================


    Basic and diluted net loss per common share                       ($0.08)         ($0.09)
                                                                ================ ================
    Weighted average shares used in the calculation
     of basic and diluted net loss per common share                   63,518          62,638
                                                                ================ ================


    See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                ---------------------------------
                                                                                  September 28,     September 30,
                                                                                      2008              2007
                                                                                ---------------- ----------------

Operating activities:
Net loss                                                                              ($5,304)         ($5,790)
Reconciliation of net loss to net cash used in operations:
 Depreciation and amortization                                                          5,688            4,870
 Deferred taxes                                                                             -           (3,780)
 Stock-based compensation                                                               1,219            1,469
 Bad debt expense                                                                         517              584
 Other non-cash items                                                                    (124)              97
Changes in operating items:
    Receivables                                                                       (20,446)          (4,489)
    Inventories                                                                       (49,092)         (21,179)
    Prepaid and other                                                                  (7,973)          (8,766)
    Accounts payable and accrued expenses                                               8,250           (5,272)
    Other assets                                                                           88              351
    Other liabilities                                                                      49              (67)
                                                                                ---------------- ----------------
 Net cash used in operating activities                                                (67,128)         (41,972)
Investing activities:
Capital expenditures                                                                   (7,113)          (4,332)
Proceeds from sale of business                                                             25                -
Acquisitions, net of cash acquired                                                     (9,297)          (4,366)
Other, net                                                                                 61               48
                                                                                ---------------- ----------------
 Net cash used in investing activities                                                (16,324)          (8,650)
Financing activities:
Proceeds from exercise of employee stock options                                          114              846
Proceeds from bank borrowings                                                          83,000           50,000
Repayment of notes payable and bank borrowings                                         (6,276)         (12,481)
Debt issuance cost                                                                     (2,018)               -
Repayment of capital lease obligations                                                     (2)              (9)
                                                                                ---------------- ----------------
 Net cash provided by financing activities                                             74,818           38,356
                                                                                ---------------- ----------------
Net change in cash and equivalents                                                     (8,634)         (12,266)
Cash and equivalents:
 Beginning of period                                                                   12,124           16,087
                                                                                ---------------- ----------------
 End of period                                                                         $3,490           $3,821
                                                                                ================ ================



See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2009.

The balance sheet information at June 29, 2008 has been derived from the audited financial statements at that date.

The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

For the three months ended September 28, 2008 and September 30, 2007, the Company's comprehensive net losses were equal to the respective net losses for each of the periods presented.

Fair Value Measurements

Effective June 30, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157") for certain financial assets and liabilities. This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted  market  prices  in  active  markets  for  identical  assets  or liabilities.
Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for indentically similar assets or liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly.
Level 3: Unobservable inputs reflecting the reporting entity's own assumptions or external inputs for inactive markets.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of September 30, 2008, the Company holds approximately $2.6 million of "level 1" cash equivalents that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities that are based on "level 2" or "level 3" inputs.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (Revised), "Business Combinations" ("SFAS No. 141R") and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS No. 141R and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS 141R and SFAS 160 will be effective for the Company during the fiscal year beginning June 29, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company after June 29, 2009.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

On April 25, 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on its results of operations, financial position or cash flows.

Reclassifications

Certain balances in the prior fiscal periods have been reclassified to conform with the presentation in the current fiscal year.

Note 2 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended September 28, 2008 and September 30, 2007, respectively, as their inclusion would be antidilutive.

Note 3 - Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 11 to the consolidated financial statements included in the Company's 2008 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                        Three Months Ended
                                                                  -----------------------------
                                                                   September 28,  September 30,
                                                                       2008           2007
                                                                  -------------- --------------
                                                                     (in thousands, except
                                                                         per share data)

        Stock options                                                    $360          $502
        Restricted stock awards                                           859           967
                                                                  -------------- --------------
          Total                                                         1,219         1,469
        Deferred income tax benefit                                       389           487
                                                                  -------------- --------------
        Stock-based compensation expense, net                            $830          $982
                                                                  ============== ==============


Stock-based compensation is recorded within the following line items of operating expenses:

                                                                        Three Months Ended
                                                                  -----------------------------
                                                                   September 28,  September 30,
                                                                       2008          2007
                                                                  -------------- --------------
                                                                      (in thousands, except
                                                                         per share data)

      Marketing and sales                                                $531         $514
      Technology and development                                          175          220
      General and administrative                                          513          735
                                                                  -------------- --------------
        Total                                                          $1,219       $1,469
                                                                  ============== ==============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                    Three Months Ended
                                             -------------------------------
                                              September 28,   September 30,
                                                  2008            2007
                                             --------------- ---------------

       Weighted average fair value of
        options granted                            $3.06          $4.74
       Expected volatility                         41.0%          46.5%
       Expected life                                6.4 yrs        5.3 yrs
       Risk-free interest rate                      2.84%          4.43%
       Expected dividend yield                      0.0%           0.0%

The following table summarizes stock option activity during the three months ended September 28, 2008:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                         Options           Price         Term       Value (000s)
                                                       -----------------------------------------------------------
Outstanding at June 29,2008                              7,872,344         $8.47
Granted                                                    210,000         $6.80
Exercised                                                  (24,803)        $4.60
Forfeited                                                  (85,710)        $8.02
                                                       --------------
Outstanding at September 28, 2008                        7,971,831         $8.44       3.9 years       $3,637
                                                       ==============
Options vested or expected to vest at September
 28, 2008                                                7,781,069         $8.46       3.8 years       $3,633
Exercisable at September 28, 2008                        6,704,615         $8.63       3.2 years       $3,610


As of September 28, 2008, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.8 million and the weighted average period over which these awards are expected to be recognized was 2.7 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 28, 2008:


                                                                               Weighted
                                                                            Average Grant
                                                                              Date Fair
                                                                 Shares         Value
                                                             -------------  ---------------
              Non-vested at June 29, 2008                      1,275,153         $7.58
              Granted                                             19,456         $6.80
              Vested                                             (12,375)        $9.95
              Forfeited                                          (28,301)        $8.03
                                                             -------------
              Non-vested at September 28, 2008                  1,253,933        $7.54
                                                             =============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)



The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of September 28, 2008, there was $3.8 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.4 years.

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

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $10.9 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory, and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility, which as described below, was subsequently amended by the Company's 2008 Credit Facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and potential "earn-out" incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.

The Company is in the process of finalizing its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Napco. This will result in potential adjustments to the carrying value of Napco's recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Napco:

                                                           Napco
                                                          Purchase
                                                           Price
                                                         Allocation
                                                     --------------------
                                                        (in thousands)

  Current assets                                            $5,419
  Property, plant and equipment                              5,597
  Intangible assets                                              -
  Goodwill                                                       -
  Other                                                         74
                                                     --------------------
    Total assets acquired                                   11,090
                                                     --------------------
  Current liabilities                                          162
                                                     --------------------
    Total liabilities assumed                                  162
                                                     --------------------
    Net assets acquired                                   $10,928
                                                     ====================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Acquisition of DesignPac Gifts LLC

On April 30, 2008, the Company acquired all of the membership interest in DesignPac Gifts LLC (DesignPac), a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The acquisition, for approximately $33.4 million in cash, net of cash acquired, was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility. The purchase price is subject to "earn-out" incentives which amount to a maximum of $2.0 million through the years ending June 27, 2010, upon achievement of specified performance targets. In its most recently completed year ended December 31, 2007, prior to the acquisition, DesignPac generated revenues of approximately $53.3 million.

In order to fund the increase in working capital requirements associated with DesignPac, and to provide for additional operational flexibility, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. Outstanding amounts under the 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's existing term loan and revolving credit facility will range from 1.50% to 2.50% for LIBOR loans and 0.50% to 1.50% for base rate loans, and the Company's new term loan will range from 2.00% to 3.00% for LIBOR loans and 1.00% to 2.00% for base rate loans in each case with pricing based upon the Company's leverage ratio.

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

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of DesignPac:

                                                           DesignPac
                                                           Purchase
                                                            Price
                                                          Allocation
                                                     --------------------
                                                         (in thousands)
  Current assets                                            $1,287
  Property, plant and equipment                              1,172
  Intangible assets                                         18,908
  Goodwill                                                  12,131
  Other                                                         81
                                                     --------------------
    Total assets acquired                                   33,579
                                                     --------------------
  Current liabilities                                          184
                                                     --------------------
    Total liabilities assumed                                  184
                                                     --------------------
    Net assets acquired                                    $33,395
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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of DesignPac and Napco had taken place at the beginning of fiscal year 2008. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                     ---------------------------------------
                                                                 Quarter Ended
                                                     ---------------------------------------
                                                       September 28,        September 30,
                                                           2008                  2007
                                                     ---------------------------------------
                                                      (in thousands,  except per share data)

Net revenues                                             $159,063             $164,650

Operating loss                                            ($7,596)             ($5,701)

Net loss                                                  ($5,235)             ($4,502)

Basic and diluted net loss per common share                $(0.08)              $(0.07)


Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                September 28,     June 29,
                                                                                    2008            2008
                                                                               ----------------  -----------
                                                                                        (in thousands)

         Finished goods                                                              $93,339         $48,986
         Work-in-Process                                                               5,706           3,442
         Raw materials                                                                20,764          14,855
                                                                                  -----------     -----------
                                                                                    $119,809         $67,283
                                                                                  ===========     ===========


Note 6 - Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

                                               1-800-                            Gourmet
                                             Flowers.com        BloomNet         Food and         Home and
                                              Consumer            Wire             Gift          Children's
                                              Floral            Service          Baskets           Gifts            Total
                                            ----------------------------------------------------------------------------------
Balance at June 29, 2008                       $6,165                $-          $99,737           $18,262        $ 124,164
 Change                                             -                 -             (102)                -             (102)
                                            --------------  -------------  ---------------   --------------   ----------------
Balance at September 28, 2008                  $6,165                $-          $99,635           $18,262        $ 124,062
                                            ==============  =============  ===============   ==============   ================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

The Company's other intangible assets consist of the following:

                                                     September 28, 2008                         June 29, 2008
                                            ---------------------------------------- ----------------------------------------
                                             Gross                                    Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period      Amount       Amortization      Net       Amount      Amortization       Net
                             ------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)
 Intangible assets with
 determinable lives
  Investment in licenses     14 - 16 years     $4,927          $4,489         $438      $4,927          $4,408         $519
  Customer lists              3 - 10 years     25,570           6,808       18,762      25,570           6,042       19,528
  Other                        5 - 8 years      2,488             767        1,721       2,488             660        1,828
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               32,985          12,064       20,921      32,985          11,110       21,875

 Trademarks with
  indefinite lives                 -           46,072               -       46,072      46,053               -       46,053
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
  intangible assets                           $79,057         $12,064      $66,993     $79,038         $11,110      $67,928
                                            ============ =============== =========== =========== =============== ============

Estimated future amortization expense is as follows: remainder of fiscal 2009 - $2.8 million, fiscal 2010 - $3.7 million, fiscal 2011 - $3.2 million, fiscal 2012 - $2.0, fiscal 2013-$2.0 and thereafter - $7.2 million.

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        September 28,     June 29,
                                                                                            2008            2008
                                                                                       ----------------  -----------
                                                                                                (in thousands)

                Term loan                                                                  $124,813         $68,000
                Revolving line of credit                                                     20,000               -
                Commercial note                                                                   -              84
                Obligations under capital leases                                                 47              52
                                                                                         -----------     -----------

                                                                                            144,860          68,136
                Less current maturities of long-term debt and obligations under
                   capital leases                                                            44,797          12,886
                                                                                         -----------     -----------
                                                                                           $100,063         $55,250
                                                                                         ===========     ===========

In order to fund the increase in working capital requirements associated with DesignPac, and to provide for additional operational flexibility, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. Outstanding amounts under the 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's existing term loan and revolving credit facility will range from 1.50% to 2.50% for LIBOR loans and 0.50% to 1.50% for base rate loans, and the Company's new term loan will range from 2.00% to 3.00% for LIBOR loans and 1.00% to 2.00% for base rate loans in each case with pricing based upon the Company's leverage ratio.

At closing of the 2008 Credit Facility, the Company utilized the proceeds of the new term loan to pay down amounts outstanding under its previous revolving credit facility. The repayment terms of the existing term loan remain unchanged, while the new term loan is required to be repaid in equal quarterly installments of $3.0 million beginning in December 2008, with the final installment payment due on August 28, 2013. The 2008 Credit Facility contains various conditions to borrowing affirmative and negative covenants, and events of default. The obligations of the Company and its subsidiaries under the 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three months ended September 28, 2008 was 39.4%, compared to 39.5% during the comparative three months ended September 30, 2007. The Company's effective tax rate for the three months ended September 28, 2008 and September 30, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48, on July 2, 2007. The Company did not have any significant unrecognized tax benefits and there was no material effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years that remain subject to examination are fiscal 2005 through fiscal 2008, with the exception of certain states where the statue remains open from fiscal 2004, due to non-conformity with the federal statue of limitations for assessment. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

                                                         Three Months Ended
                                                    ----------------------------
                                                    September 28,  September 30,
   Net revenues                                         2008           2007
                                                    -------------  -------------
                                                            In thousands

    Net revenues:
       1-800-Flowers.com Consumer Floral                $83,501        $87,599
       BloomNet Wire Service                             15,715          9,891
       Gourmet Food & Gift Baskets                       37,184         23,162
       Home & Children's Gifts                           22,595         24,735
       Corporate (*)                                        204          1,125
       Intercompany eliminations                         (1,166)          (702)
                                                    -------------  -------------
     Total net revenues                                $158,033       $145,810
                                                    =============  =============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


                                                         Three Months Ended
                                                    ----------------------------
                                                    September 28,  September 30,
   Operating Loss                                       2008           2007
                                                    -------------  -------------
                                                            In thousands

    Category Contribution Margin:
       1-800-Flowers.com Consumer Floral               $10,742        $11,945
       BloomNet Wire Service                             4,419          2,564
       Gourmet Food & Gift Baskets                        (891)        (1,855)
       Home & Children's Gifts                          (2,206)        (2,296)
                                                    --------------  ------------
    Category Contribution Margin Subtotal               12,064         10,358
       Corporate (*)                                   (14,075)       (13,709)
       Depreciation and amortization                    (5,688)        (4,870)
                                                    -------------  -------------
    Operating Loss                                     $(7,699)       $(8,221)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" and under Item 1A -- "Risk Factors".

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) (1-800-356-9377 or www.1800flowers.com), is one of the top 50 online retailers by Internet Retailer, as well as 2008 Laureate Honoree by the Computerworld Honors Program and the recipient of ICMI's 2006 Global Call
Center of the Year Award. 1-800-FLOWERS.COM offers the best of both worlds: exquisite arrangements created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight under our Fresh From Our Growers(R) program. As always, 100% satisfaction and freshness are guaranteed. The Company's BloomNet(R) international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

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

Category Information

The Company has segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The following table presents the contribution of net revenues, gross profit and category contribution margin or category "EBITDA" (earnings before interest, taxes, depreciation and amortization) from each of the Company's business categories.


                                                               Three Months Ended
                                                    --------------------------------------------
                                                     September 28,   September 30,
                                                        2008            2007          % Change
                                                    --------------- ---------------  -----------
                                                                    (In thousands)

               Net Revenues:
                 1-800-Flowers.com Consumer Floral      $83,501        $87,599           (4.7%)
                 BloomNet Wire Service                   15,715          9,891           58.9%
                 Gourmet Food & Gift Baskets             37,184         23,162           60.5%
                 Home & Children's Gifts                 22,595         24,735           (8.7%)
                 Corporate (*)                              204          1,125          (81.9%)
                 Intercompany eliminations               (1,166)          (702)         (66.1%)
                                                    -------------- --------------

               Total net revenues                      $158,033       $145,810            8.4%
                                                    ============== ==============


                                                               Three Months Ended
                                                    --------------------------------------------
                                                     September 28,   September 30,
                                                        2008            2007          % Change
                                                    --------------- ---------------  -----------
                                                                    (In thousands)
           Gross Profit:
                 1-800-Flowers.com Consumer Floral      $31,709        $34,096           (7.0%)
                                                           38.0%          38.9%

                 BloomNet Wire Service                    8,340          5,609           48.7%
                                                           53.1%          56.7%

                 Gourmet Food & Gift Baskets             12,013          9,483           26.7%
                                                           32.3%          40.9%

                 Home & Children's Gifts                  9,626         10,206           (5.7%)
                                                           42.6%          41.3%

                 Corporate (*)                              157            507          (69.0%)
                                                           77.0%          45.1%

                 Intercompany eliminations                  (22)           (20)
                                                    --------------- ---------------
           Total gross profit                           $61,823        $59,881            3.2%
                                                    =============== ===============
                                                           39.1%          41.1%
                                                    =============== ===============

                                                               Three Months Ended
                                                    --------------------------------------------
                                                     September 28,   September 30,
           EBITDA(**)                                   2008            2007          % Change
                                                    --------------- ---------------  -----------
                                                                    (In thousands)
           Category Contribution Margin:
                 1-800-Flowers.com Consumer Floral      $10,742        $11,945          (10.1%)
                 BloomNet Wire Service                    4,419          2,564           72.3%
                 Gourmet Food & Gift Baskets               (891)        (1,855)          52.0%
                 Home & Children's Gifts                 (2,206)        (2,296)           3.9%
                                                    --------------- ---------------
           Category Contribution Margin Subtotal         12,064         10,358           16.5%
                 Corporate (*)                          (14,075)       (13,709)          (2.7%)
                                                    --------------- ---------------
           EBITDA                                       ($2,011)       ($3,351)          40.0%
                                                    =============== ===============

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

(**) Performance is measured based on category  contribution  margin or category
     EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead, described above, nor does it include depreciation and amortization, other income (net), and income taxes. Management utilizes EBITDA as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as the interest coverage ratio and consolidated leverage ratio. EBITDA is also used by the Company to evaluate and price potential acquisition candidates. EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

  Reconciliation of Net Loss to EBITDA:

                                                            Three Months Ended
                                                      ------------------------------
                                                       September 28,  September 30,
                                                           2008             2007
                                                      -------------- ---------------

         Net loss                                         ($5,304)       ($5,790)
         Add:
          Interest expense                                  1,159          1,545
          Depreciation and amortization                     5,688          4,870

         Less:
          Income tax benefit                                3,449          3,780
          Interest income                                      96            178
          Other income                                          9             18
                                                      -------------- ---------------
         EBITDA                                           ($2,011)       ($3,351)
                                                      ============== ===============


Results of Operations

                                                        Three Months Ended
                                             -------------------------------------------
                                              September 28, September 30,
                                                  2008          2007         % Change
                                             -------------- -------------- -------------
                                                           (in thousands)
        Net revenues:
         E-commerce                             $107,749        $114,503         5.9%
            Other                                 50,284          31,307        60.6%
                                             -------------- --------------
        Total net revenues                      $158,033        $145,810         8.4%
                                             ============== ==============

The Company's revenue growth of 8.4% during the three months ended September 28, 2008 was attributable to growth within the: (i) BloomNet Wire Service category which increased 58.9% over the prior year period due in part to the acquisition of Napco Marketing Corp. (Napco), a wholesaler of floral hardgoods, in July 2008, and the (ii) Gourmet Food & Gift Basket category, which increased 60.5% over the prior year period, due to the acquisition of DesignPac Gifts LLC (DesignPac), a wholesaler of gift baskets, in April 2008. Organic revenue, including post acquisition growth of DesignPac and Napco, and adjusted for the transition of Company-owned retail stores to franchise operations, declined approximately 3.0% during the quarter, reflecting the soft economic environment and its impact on consumer spending.

The Company fulfilled approximately 1,553,000 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended September 28, 2008, a decrease of 6.1% over the prior year period. The Company's E-commerce average order value of $69.37 was consistent with the prior year period. Other revenues, for the three months ended September 28, 2008, increased in comparison to the same period of the prior year, primarily as a result of the Company's recent acquisitions of Napco and DesignPac as previously mentioned above.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three months ended September 28, 2008 decreased by 4.7% over the prior year period, due to lower order volume due to the soft economic environment, combined with the continued transition of Company owned retail stores to franchise operations, offset in part by a slightly higher average order value, which increased 1.6% to $66.09 as a result of product mix and service and delivery charge increases.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three months ended September 28, 2008 increased by 58.9% over the prior year period, primarily as a result of the incremental revenue generated by the acquisition of Napco in July 2008, and continued strong organic growth within the category as a result of market share improvements, as well as expanded product and service offerings and pricing initiatives.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May, The Popcorn Factory, The Winetasting Network and DesignPac brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three months ended September 28, 2008 increased by 60.5% over the prior year period as a result of the acquisition of DesignPac in April 2008.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand. Net revenue during the three months ended September 28, 2008 decreased by 8.7% over the prior year period as a result of lower order volume from its E-commerce sales channel, due to a planned reduction in catalog circulation designed to improve category contribution and lower retail store sales due to a decline in customer traffic.

In terms of revenue growth for fiscal 2009, while the Company has good visibility into anticipated revenue contributions from its recent acquisitions, as well as the continued market share growth in the BloomNet Wire Service business, the Company believes that consumers are under significant pressure to be more cautious in their spending as they head into the key holiday shopping period. Reflecting these factors, the Company believes that revenue growth during fiscal 2009 will be in the range of 5 to 7 percent.

Gross Profit

                                               Three Months Ended
                                  ----------------------------------------------
                                    September 28,    September 30,
                                       2008              2007         % Change
                                  ----------------  --------------- ------------
                                                    (In thousands)

        Gross profit                  $61,823          $59,881         3.2%
        Gross margin %                   39.1%            41.1%


Gross profit increased during the three months ended September 28, 2008, in comparison to the same period of the prior year, primarily as a result of the revenue attributable to the acquisitions described above. Gross margin percentage during the three months ended September 28, 2008 decreased 200 basis points, primarily as a result of the impact of the wholesale margins associated with the DesignPac acquisition, as well as higher year-over-year fuel surcharges from third party shippers.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased by 7.0% and 90 basis points, respectively, as a result of a reduction in sales volume due to softening consumer demand, and promotional pricing and higher fuel surcharges on direct-ship products from the Company's third-party shipping vendors.

The BloomNet Wire Service category gross profit increased by 48.7% over the prior year period as a result of the aforementioned revenue from the Napco acquisition in July 2008, as well as increased revenue resulting from market share gains and expanded products and service offerings and pricing initiatives. Gross profit margins during the three months ended September 28, 2008 declined in comparison to the prior year as a result of product mix, reflecting the impact of the wholesale margins associated with the Napco product line.

The Gourmet Food & Gift Basket category gross profit increased by 26.7% over the prior year period as a result of the incremental gross profit generated by DesignPac, acquired in April 2008, which also had the effect of decreasing gross margin percentage during the quarter, as DesignPac products carry lower wholesale margins.

The Home & Children's Gift category gross profit for the three months ended September 28, 2008 decreased by 5.7% over the prior year period as a result of the aforementioned revenue decline, offset in part by a higher gross margin percentage which increased 130 basis points to 42.6%, due to sourcing and shipping initiatives.

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


Marketing and Sales Expense

                                               Three Months Ended
                                  ----------------------------------------------
                                    September 28,    September 30,
                                       2008              2007         % Change
                                  ----------------  --------------- ------------
                                                    (In thousands)

        Marketing and sales           $42,648           $42,779         -0.3%
        Percentage of net revenues       27.0%             29.3%


During the three months ended September 28, 2008, marketing and sales expense was consistent with the prior year period, and declined from 29.3% of net revenues to 27.0% of net revenues, as a result of improved operating leverage from a number of cost-saving initiatives, including catalog printing and co-mailing, and planned reductions in customer prospecting and advertising which were not expected to generate sufficient returns during this period of soft consumer demand. During the three months ended September 28, 2008 the Company added approximately 406,000 new E-commerce customers. Of the 1,279,000 total customers who placed E-commerce orders during the three months ended September 28, 2008, approximately 64% were repeat customers, compared to 61.9% during the prior year, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

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

Technology and Development Expense

                                               Three Months Ended
                                  ----------------------------------------------
                                    September 28,    September 30,
                                       2008              2007         % Change
                                  ----------------  --------------- ------------
                                                    (In thousands)

       Technology and development      $5,670          $5,235           8.3%
       Percentage of net revenues         3.6%            3.6%


During the three months ended September 28, 2008, although consistent as a percentage of net revenue, technology and development expense increased 8.3% in comparison to the prior year period as a result of increased labor cost necessary to support the Company's technology platform, as well as incremental technology and integration costs associated with the acquisitions of DesignPac and Napco. During the three months ended September 28, 2008, the Company expended $11.6 million on technology and development, of which $5.9 million has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, and as such, the Company expects that its spending for the fiscal 2009 will be consistent, as a percentage of net revenues, with the prior year.

General and Administrative Expense

                                               Three Months Ended
                                  ----------------------------------------------
                                    September 28,    September 30,
                                       2008              2007         % Change
                                  ----------------  --------------- ------------
                                                    (In thousands)

       General and administrative      $15,516         $15,218          2.0%
       Percentage of net revenues          9.8%           10.4%

General and administrative expense increased 2.0% during the three months ended September 28, 2008, but declined by 60 basis points as a percentage of net revenues in comparison to the prior year, due to the incremental expenses of DesignPac and Napco, offset in part by cost reduction initiatives.

Although the Company believes that its current general and administrative infrastructure is sufficient to support existing requirements and drive operating leverage, the Company expects that its fiscal 2009 general and administrative expenses will be consistent, as a percentage of net revenue, with fiscal 2008.

Depreciation and Amortization Expense

                                                   Three Months Ended
                                      ------------------------------------------
                                       September 28,   September 30,
                                           2008            2007        % Change
                                      --------------  --------------- ----------
                                                    (In thousands)

       Depreciation and amortization     $5,688         $4,870           16.8%
       Percentage of net revenues           3.6%           3.3%


Depreciation and amortization expense increased by 16.8% during the three months ended September 28, 2008 in comparison to the prior year as a result of capital additions for technology platform improvements and the incremental amortization related to the intangibles established as a result of the acquisition of DesignPac in April 2008.

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

Other Income (Expense)

                                               Three Months Ended
                                  ----------------------------------------------
                                    September 28,    September 30,
                                       2008              2007         % Change
                                  ----------------  --------------- ------------
                                                    (In thousands)

       Interest income                     $96            $178          (46.1%)
       Interest expense                 (1,159)         (1,545)          25.0%
       Other                                 9              18           50.0%
                                  -------------- ---------------
                                       ($1,054)        ($1,349)          21.9%
                                  ============== ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt, and revolving line of credit.

Net borrowing costs declined during the three months ended September 28, 2008, in comparison to the prior year period, primarily as a result of declining interest rates.

On August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's 2006 Credit Facility. Outstanding amounts under the 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's existing term loan and revolving credit facility will range from 1.50% to 2.50% for LIBOR loans and 0.50% to 1.50% for base rate loans, and the Company's new term loan will range from 2.00% to 3.00% for LIBOR loans and 1.00% to 2.00% for base rate loans in each case with pricing based upon the Company's leverage ratio. At closing of the 2008 Credit Facility, the Company utilized the proceeds of the new term loan to pay down amounts outstanding under its previous revolving credit facility.

Income Taxes

During the three months ended September 28, 2008 and September 30, 2007, the Company recorded an income tax benefit of $3.4 million and $3.8 million, respectively. The Company's effective tax rates for the three months ended September 28, 2008 and September 30, 2007 was 39.4% and 39.5%, respectively. These effective rates differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

Liquidity and Capital Resources

At September 28, 2008, the Company had working capital of $65.3 million, including cash and equivalents of $3.5 million, compared to working capital of $33.4 million, including cash and equivalents of $12.1 million, at June 29, 2008.

Net cash used in operating activities of $67.1 million for the three months ended September 28, 2008 was primarily attributable to the Company's net loss and seasonal changes in working capital, including increases in inventory (due primarily to the recently acquired DesignPac business), receivables and prepaids, consisting primarily of prepaid catalog production costs, offset in part by higher accounts payables and accrued expenses associated with the aforementioned inventory purchases.

Net cash used in investing activities of $16.3 million for the three months ended September 28, 2008 was primarily attributable capital expenditures, primarily related to the Company's technology and distribution infrastructure, and the acquisition of Napco in July 2008. The purchase price of approximately $10.9 million, includes an up-front cash payment of $9.3 million, net of cash acquired, and potential "earn-out" incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.

Net cash provided by financing activities of $74.8 million for the three months ended September 28, 2008 was primarily from bank borrowings used to fund seasonal operating losses and working capital requirements, net of the repayment of bank borrowings on outstanding debt and long-term capital lease obligations, as well as debt issuance costs related to the Company's 2008 Credit Facility.

In order to fund the increase in working capital requirements associated with DesignPac, and to provide operating flexibility, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provides for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment,
(ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility. Outstanding amounts under the 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's existing term loan and revolving credit facility will range from 1.50% to 2.50% for LIBOR loans and 0.50% to 1.50% for base rate loans, and the Company's new term loan will range from 2.00% to 3.00% for LIBOR loans and 1.00% to 2.00% for base rate loans in each case with pricing based upon the Company's leverage ratio. At closing of the 2008 Credit Facility, the Company utilized the proceeds of the new term loan to pay down amounts outstanding under its previous revolving credit facility. The repayment terms of the existing term loan remain unchanged, while the new term loan is required to be repaid in equal quarterly installments of $3.0 million beginning in December 2008, with the final installment payment due on August 28, 2013.

At September 28, 2008, the Company had borrowed $20 million under its revolving credit facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases. The Company anticipates that such borrowings will peak during its fiscal second quarter, before being repaid prior to the end of that quarter.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 28, 2008, $14.0 million remains authorized but unused.

At September 28, 2008, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                           (in thousands)
                                                        Less than 1          1 - 3          3 - 5           More than 5
                                           Total            year             years          years               years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt, including interest         168,912             50,899          63,367          54,646                   $-
Capital lease obligations                       55                 13              25              17                    -
Operating lease obligations                 68,029              9,533          19,185          15,434               23,877
Sublease obligations                         8,007              2,037           3,404           1,625                  941
Marketing Agreement                         12,638              2,638          10,000
Purchase commitments (*)                    46,016             46,016               -               -                    -
                                        -----------    ---------------    ------------   -------------     ----------------
     Total                                $303,657           $111,136         $95,981         $71,722              $24,818
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

It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities. To the extent that the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (Revised), "Business Combinations" ("SFAS No. 141R") and SFAS 160, "Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS No. 141R and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS 141R and SFAS 160 will be effective for the Company during the fiscal year beginning June 29, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company after June 29, 2009.

On April 25, 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on its results of operations, financial position or cash flows.

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking information about the Company's financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

    o   the Company's ability:
        o   to achieve revenue and profitability;
        o   to reduce costs and enhance its profit margins;
        o   to manage the increased seasonality of its business;
        o   to effectively integrate and grow acquired companies;
        o   to cost effectively acquire and retain customers;
        o   to compete against existing and new competitors;
        o to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
        o   to cost efficiently manage inventories; and
        o   leverage its operating infrastructure;
    o general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company's products; and
    o   competition from existing and potential new competitors.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 29, 2008 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995". We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of September 28, 2008, the Company's outstanding debt, including current maturities, approximated $144.9 million, of which $144.8 million was variable rate debt. Each 25 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million during the three months ended September 28, 2008. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 1A.  RISK FACTORS.

The Risk Factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended June 29, 2008.

The financial and credit markets have been and continue to experience unprecedented disruption, which may have an adverse effect on our customer's spending patterns and in turn our business, financial condition and results of operations.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer's level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. In recent weeks, the volatility and disruption in the financial markets have reached unprecedented levels. This financial crisis could impact our business in a number of ways. Included among these potential negative impacts are reduced demand and lower prices for our products and services. Declines in consumer spending could reduce our revenues, gross margins and earnings. We are currently operating in challenging macroeconomic conditions which have continued into the second quarter of fiscal 2009 and we believe may continue during the remainder of fiscal 2009.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of common stock during the three months ended September 28, 2008 which includes the period June 30, 2008 through September 28, 2008.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 28, 2008, $14.0 remains authorized but unused.

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





                                             1-800-FLOWERS.COM, Inc.
                                             -----------------------------------
                                             (Registrant)




Date: November 7, 2008                        /s/ James F. McCann
--------------------------                   ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors





Date: November 7, 2008                        /s/ William E. Shea
---------------------------                  -----------------------------------
                                             William E. Shea
                                             Senior Vice President Finance and
                                             Administration and
                                             Chief Financial Officer