Form 10-Q
period 2008-12-28
1 800 FLOWERS COM INC
filed 2009-02-06
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 28, 2008

                                       or

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes ( ) No (X)

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,851,977
                                   ----------
  (Number of shares of Class A common stock outstanding as of January 28, 2008)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of January 28, 2008)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page
                                                                            ----
Part I.     Financial Information

 Item 1.     Consolidated Financial Statements:

             Consolidated Balance Sheets - December 28, 2008
              (Unaudited) and June 29, 2008                                    1

             Consolidated Statements of Operations (Unaudited) - Three
              and Six Months Ended December 28, 2008 and December
              30, 2007                                                         2

             Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended December 28, 2008 and December
              30, 2007                                                         3

             Notes to Consolidated Financial Statements (Unaudited)            4

 Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             15

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk       27

 Item 4.     Controls and Procedures                                          27

Part II.    Other Information

 Item 1.     Legal Proceedings                                                28

 Item 1A.    Risk Factors                                                     28

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      28

 Item 3.     Defaults upon Senior Securities                                  29

 Item 4.     Submission of Matters to a Vote of Security Holders              29

 Item 5.     Other Information                                                29

 Item 6.     Exhibits                                                         29

Signatures                                                                    30

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                     December 28,   June 29,
                                                                                        2008         2008
                                                                                     ------------ ------------
                                                                                     (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                  $51,104      $12,124
 Receivables, net                                                                       42,860       13,443
 Inventories                                                                            79,957       67,283
 Deferred tax assets                                                                     7,913        7,977
 Prepaid and other                                                                       9,264        8,723
                                                                                     ------------ ------------
    Total current assets                                                               191,098      109,550

Property, plant and equipment at cost, net                                              75,157       65,737
Goodwill                                                                               105,424      124,164
Other intangibles, net                                                                  64,618       67,928
Other assets                                                                             6,143        3,959
                                                                                     ------------ ------------
Total assets                                                                          $442,440     $371,338
                                                                                     ============ ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                 $94,150      $63,248
 Current maturities of long-term debt and obligations under capital leases              24,794       12,886
                                                                                     ------------ ------------
    Total current liabilities                                                          118,994       76,134
Long-term debt and obligations under capital leases                                     93,875       55,250
Deferred income taxes                                                                    5,403        5,527
Other liabilities                                                                        3,256        2,962
                                                                                     ------------ ------------
Total liabilities                                                                      221,478      139,873
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                  -            -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 31,665,154 and 31,368,241 shares issued at December 28, 2008 and June 29, 2008
  respectively                                                                             317          314
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
  shares issued at December 28, 2008 and June 29, 2008                                     421          421
 Additional paid-in capital                                                            280,006      279,718
 Retained deficit                                                                      (28,254)     (17,839)
 Treasury stock, at cost, 4,813,177 and 4,724,326 Class A shares at December
 28, 2008 and June 29, 2008 respectively, and 5,280,000 Class B Shares at
 December 28, 2008 and June 29, 2008                                                   (31,528)     (31,149)
                                                                                     ------------ ------------
    Total stockholders' equity                                                         220,962      231,465
                                                                                     ------------ ------------
Total liabilities and stockholders' equity                                            $442,440     $371,338
                                                                                     ============ =============

See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     Three Months Ended                  Six Months Ended
                                                             ---------------------------------   ---------------------------------
                                                               December 28,     December 30,      December 28,     December 30,
                                                                  2008             2007               2008            2007
                                                             ---------------- ----------------   --------------- ----------------
Net revenues                                                    $329,328         $334,202           $487,361         $480,012
Cost of revenues                                                 191,036          181,146            287,246          267,075
                                                             ---------------- ----------------   --------------- ----------------
Gross profit                                                     138,292          153,056            200,115          212,937
Operating expenses:
 Marketing and sales                                              88,370           93,594            131,018          136,373
 Technology and development                                        5,169            5,419             10,839           10,654
 General and administrative                                       12,136           15,448             27,652           30,666
 Depreciation and amortization                                     5,797            4,967             11,485            9,837
 Goodwill and intangible impairment                               20,036                -             20,036                -
                                                             ---------------- ----------------   ---------------  ----------------
       Total operating expenses                                  131,508          119,428            201,030          187,530
                                                             ---------------- ----------------   ---------------  ----------------
Operating income (loss)                                            6,784           33,628               (915)          25,407
Other income (expense):
 Interest income                                                      76              295                172              473
 Interest expense                                                 (2,507)          (1,737)            (3,666)          (3,282)
 Other                                                                18               12                 27               30
                                                             ---------------- ----------------   ---------------  ----------------
Total other income (expense), net                                 (2,413)          (1,430)            (3,467)          (2,779)
                                                             ---------------- ----------------   ---------------  ----------------
Income (loss) before income taxes                                  4,371           32,198             (4,382)          22,628
Income tax expense                                                 9,482           12,942              6,033            9,162
                                                             ---------------- ----------------   ---------------  ----------------

Net (loss) income                                                ($5,111)         $19,256           ($10,415)         $13,466
                                                             ================ ================   ===============  ================


Net (loss) income per common share:
     Basic                                                        ($0.08)           $0.31            ($0.17)            $0.21
                                                             ================ ================   ===============  ================
     Diluted                                                      ($0.08)           $0.29            ($0.17)            $0.20
                                                             ================ ================   ===============  ================
Weighted average shares used in the calculation
  of net (loss)  income per common share
     Basic                                                        63,631           63,020             63,574           62,825
                                                             ================ ================   ===============  ================
     Diluted                                                      63,631           66,050             63,574           66,026
                                                             ================ ================   ===============  ================



 See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                     ------------------------------
                                                                                      December 28,    December 30,
                                                                                          2008            2007
                                                                                     -------------  ---------------

Operating activities:
Net (loss) income                                                                       ($10,415)          $13,466
Reconciliation of net (loss) income to net cash provided by operations:
 Depreciation and amortization                                                            11,485             9,837
 Deferred income taxes                                                                       (60)            9,122
 Bad debt expense                                                                          1,115             1,363
 Stock-based compensation                                                                    177             2,305
 Goodwill and intangible asset impairment                                                 20,036                 -
 Other non-cash items                                                                          -               171
Changes in operating items:
    Receivables                                                                          (28,580)          (11,646)
    Inventories                                                                           (9,255)             (696)
    Prepaid and other                                                                       (507)             (344)
    Accounts payable and accrued expenses                                                 29,153            39,605
    Other assets                                                                             195               350
    Other liabilities                                                                        294              (118)
                                                                                     -------------  ---------------
  Net cash provided by operating activities                                               13,638            63,415

Investing activities:
Acquisitions, net of cash acquired                                                        (9,297)           (4,135)
Dispositions                                                                                  25                25
Capital expenditures                                                                     (13,616)           (8,279)
Other                                                                                        110                81
                                                                                     -------------  ---------------
  Net cash used in investing activities                                                  (22,778)          (12,308)


Financing activities:
Acquisition of treasury stock                                                               (379)                -
Debt issuance cost                                                                        (2,148)                -
Proceeds from exercise of  employee stock options                                            114             3,209
Proceeds from bank borrowings                                                            120,000            80,000
Repayment of bank borrowings and capital leases                                          (69,467)          (84,991)
                                                                                     -------------  ---------------
  Net cash  provided by (used in) financing activities                                    48,120            (1,782)
                                                                                     -------------  ---------------
Net change in cash and equivalents                                                        38,980            49,325
Cash and equivalents:
    Beginning of period                                                                   12,124            16,087
                                                                                     -------------  ---------------
    End of period                                                                        $51,104           $65,412
                                                                                     =============  ===============


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2009.

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

Comprehensive Income (Losses)

For the three and six months ended December 28, 2008 and December 30, 2007, the Company's comprehensive net income (losses) were equal to the respective net income (losses) for each of the periods presented.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of December 30, 2008, the Company holds approximately $2.2 million of "level 1" cash equivalents that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities that are based on "level 2" or "level 3" inputs.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


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

Note 2 - Net (Loss) Income Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three and six months ended December 28, 2008, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income per common share:

                                                                     Three Months Ended                   Six Months Ended
                                                              ----------------------------------  ----------------------------------
                                                                 December 28,      December 30,      December 28,    December 30,
                                                                    2008              2007              2008              2007
                                                              -----------------  ---------------  ----------------  ----------------
                                                                                 (in thousands, except per share data)
    Numerator:
       Net (loss) income                                           ($5,111)          $19,256         ($10,415)          $13,466
                                                              =================  ===============  ================  ================
    Denominator:
       Weighted average shares outstanding                          63,631            63,020           63,574            62,825
       Effect of dilutive securities:
           Employee stock options                                        -             2,238                -             2,218
           Employee restricted stock awards                              -               792                -               983
                                                              -----------------  ---------------  ----------------  ----------------
                                                                         -             3,030                -             3,201
                                                              -----------------  ---------------  ----------------  ----------------
    Adjusted weighted-average shares and assumed
       conversions                                                  63,631            66,050           63,574            66,026
                                                              =================  ===============  ================  ================
    Net (loss) income per common share:
       Basic                                                        ($0.08)            $0.31           ($0.17)            $0.21
                                                              =================  ===============  ================  ================
       Diluted                                                      ($0.08             $0.29           ($0.17)            $0.20
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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 28,     December 30,     December 28,      December 30,
                                                                    2008              2007            2008              2007
                                                              ----------------- ---------------- ----------------  ----------------
                                                                                          (in thousands)

   Stock options                                                    $369               $270              $729               $772
   Restricted stock awards                                        (1,411)               566              (552)             1,533
                                                              ----------------- ---------------- ----------------  ----------------
      Total                                                       (1,042)               836               177              2,305
   Deferred income tax benefit                                      (453)               509              (64)                996
                                                              ----------------- ---------------- ----------------  ----------------
   Stock-based compensation expense, net                           ($589)              $327              $241             $1,309
                                                              ================= ================ ================  =================

During Fiscal 2007, the Company implemented a long-term incentive equity award plan ("LTIP"), which provides for the grant of performance based shares, earned based upon actual three-year cumulative performance, as defined, measured against pre-established targets. During the three month period ended December
28, 2008, the Company reversed all non-vested RSA'S previously accrued under its LTIP program, amounting to $1.8 million, as minimum performance targets are not expected to be achieved.

Stock-based compensation is recorded within the following line items of operating expenses:

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 28,     December 30,     December 28,      December 30,
                                                                    2008              2007            2008              2007
                                                              ----------------- ---------------- ----------------  ----------------
                                                                                          (in thousands)

   Marketing and sales                                             ($649)              $242             ($118)             $756
   Technology and development                                        118                 99               293               319
   General and administrative                                       (511)               495                 2             1,230
                                                              ----------------- ---------------- ----------------  ----------------
     Total                                                       ($1,042)              $836              $177            $2,305
                                                              ================= ================ ================  ================

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 28,     December 30,     December 28,      December 30,
                                                                    2008              2007            2008              2007
                                                              ----------------- ---------------- ----------------  ----------------
         Weighted average fair value of
          options granted                                           $1.72           $4.33            $2.67               $4.66
         Expected volatility                                        43.0%           42.6%            42.0%               45.8%
         Expected life                                               6.4 yrs         5.3 yrs          6.4 yrs             5.3 yrs
         Risk-free interest rate                                     2.75%           4.20%            2.85%               4.39%
         Expected dividend yield                                     0.0%            0.0%             0.0%                0.0%

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The following table summarizes stock option activity during the six months ended December 28, 2008:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                          Options          Price         Term       Value (000s)
                                                        ----------------------------------------------------------

  Outstanding at June 29, 2008                             7,872,344        $8.47
  Granted                                                    286,000        $5.88
  Exercised                                                  (24,843)       $4.60
  Forfeited                                                 (186,552)       $8.86
                                                        -------------
  Outstanding at December 28, 2008                         7,946,949        $8.38     3.7 years           $-
                                                        =============

Options vested or expected to vest at December 28,
2008                                                       7,788,274        $8.40     3.6 years           $-
Exercisable at December 28, 2008                           6,884,523        $8.54     3.1 years           $-


As of December 28, 2008, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.5 million and the weighted average period over which these awards are expected to be recognized was 2.7 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 28, 2008:

                                                                                     Weighted
                                                                                   Average Grant
                                                                                     Date Fair
                                                                     Shares            Value
                                                                  -------------- ---------------

                 Non-vested at June 29, 2008                          1,275,153      $7.58
                 Granted                                                884,966      $3.76
                 Vested                                                (272,070)     $6.47
                 Forfeited                                             (762,558)     $6.31
                                                                  --------------
                 Non-vested at December 28, 2008                      1,125,491      $5.71
                                                                  ==============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of December 28, 2008, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

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

The Company is in the process of finalizing its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Napco. This will result in potential adjustments to the carrying value of Napco's recorded assets and liabilities. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Napco:

                                                           Napco
                                                          Purchase
                                                           Price
                                                         Allocation
                                                      --------------------
                                                         (in thousands)

  Current assets                                              $5,119
  Property, plant and equipment                                5,897
  Intangible assets                                                -
  Goodwill                                                         -
  Other                                                           74
                                                      --------------------
    Total assets acquired                                     11,090
                                                      --------------------
  Current liabilities                                            162
                                                      --------------------
    Total liabilities assumed                                    162
                                                      --------------------
    Net assets acquired                                      $10,928
                                                      ====================

Acquisition of DesignPac Gifts LLC

On April 30, 2008, the Company acquired all of the membership interest in DesignPac Gifts LLC (DesignPac), a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The acquisition, for approximately $33.4 million in cash, net of cash acquired, was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility. The purchase price is subject to potential "earn-out" incentives which amount to a maximum of $2.0 million through the years ending June 27, 2010, upon achievement of specified performance targets. In its most recently completed year ended
December 31, 2007, prior to the acquisition, DesignPac generated revenues of approximately $53.3 million.

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

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of DesignPac:

                                                          DesignPac
                                                          Purchase
                                                           Price
                                                         Allocation
                                                      --------------------
                                                         (in thousands)

  Current assets                                              $1,287
  Property, plant and equipment                                1,172
  Intangible assets                                           18,908
  Goodwill                                                    12,131
  Other                                                           87
                                                      --------------------
    Total assets acquired                                     33,585
                                                      --------------------
  Current liabilities                                            184
                                                      --------------------
    Total liabilities assumed                                    184
                                                      --------------------
    Net assets acquired                                      $33,401
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

                                                          Three Months Ended                 Six Months Ended
                                                    --------------------------------- ---------------------------------
                                                     December 28,     December 30,     December 28,     December 30,
                                                        2008             2007             2008             2007
                                                    ---------------- ---------------- ---------------- ----------------
                                                                 (in thousands, except  per share data)

Net Revenues                                           $329,328         $376,841        $488,390          $541,491
Income (loss) from operations                            $6,784          $41,448        ($19,213)          $32,968
Net (loss) income                                       ($5,111)         $23,761        ($10,332)          $19,305
Basic net (loss) income per common share                 ($0.08)           $0.38          ($0.16)            $0.31
Diluted net (loss) income per common share               ($0.08)           $0.36          ($0.16)            $0.29


Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                        December 28,     June 29,
                                                                                           2008            2008
                                                                                       --------------  -----------
                                                                                               (in thousands)

                Finished goods                                                              $55,570        $48,986
                Work-in-Process                                                               5,669          3,442
                Raw materials                                                                18,718         14,855
                                                                                         -----------    -----------
                                                                                            $79,957        $67,283
                                                                                         ===========    ===========


Note 6 - Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

                                            1-800-Flowers.com                    Gourmet
                                              Consumer          BloomNet         Food and          Home and
                                               Floral         Wire Service     Gift Baskets       Children's
                                                                                                    Gifts             Total
                                            ----------------------------------------------------------------------------------
                                                                              (in thousands)

Balance at June 29, 2008                          $6,166             $-             $99,737           $18,261         $124,164

   Acquisition of DesignPac                                                              52                                 52
   Goodwill impairment                                                                                (18,261)         (18,261)
   Other                                            (384)                              (147)                              (531)
                                            --------------    -------------    -------------     -------------    --------------
Balance at December 28, 2008                      $5,782             $-             $99,642                $0         $105,424
                                            ==============    =============    =============     =============    ==============

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of the Company's goodwill was allocated to its reporting units pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill and other indefinite lived intangibles are subject to an assessment for impairment, which must be performed annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.

During the three months ended December 28, 2008, the Home and Children's Gift segment experienced significant declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy, and in particular, as a result of the continued decline in demand for home decor products. As a result of these factors, as well as the Company's plans to resize this category based on the expectation of continued weekness in the home decor retail sector and a significant reduction in the Company's market capitalization, upon completion of the impairment analysis described above, the goodwill related to this reporting unit was deemed to be fully impaired. Therefore, during the three months ended December 28, 2008, the Company recorded an impairment charge of $18.3 million, reducing the carrying value of goodwill to $105.4 million.

Fair value was determined using an income based approach, whereby the Company estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the reporting unit and the rate of return that an outside investor would expect to earn. The Company reconciled the value of its reporting units to its overall market capitalization to determine that its assumptions were consistent with that of an outside investor.

The Company's other intangible assets consist of the following:

                                                       December 28, 2008                          June 29, 2008
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                    Gross
                              Amortization   Carrying      Accumulated                 Carrying    Accumulated
                                 Period       Amount       Amortization      Net        Amount     Amortization       Net
                             -------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
  Investment in licenses      14 - 16 years    $5,314          $4,607        $707       $4,927         $4,408         $519
  Customer lists               3 - 10 years    24,910           7,156      17,754       25,570          6,042       19,528
    Other                       5 - 8 years     2,488             873       1,615        2,488            660        1,828
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               32,712          12,636      20,076       32,985         11,110       21,875

 Trademarks with
    indefinite lives              -            44,542               -      44,542       46,053              -       46,053
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
    intangible assets                         $77,254         $12,636     $64,618      $79,038        $11,110      $67,928
                                            ============ =============== =========== =========== =============== ============

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

As part of the aforementioned impairment analysis performed for the Home and Children's Gift segment, the Company recorded an impairment charge of $1.8 million, related to the trade names and customer lists, which were determined to be impaired due to changes in the business environment and adverse economic conditions currently being experienced due to decreased consumer spending.

Estimated future amortization expense is as follows: remainder of fiscal 2009 - $1.9 million, fiscal 2010 - $3.8 million, fiscal 2011 - $3.1 million, fiscal 2012 - $2.0, fiscal 2013 - $2.0 and thereafter - $7.3 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        December 28,      June 29,
                                                                                            2008            2008
                                                                                       ----------------  -----------
                                                                                               (in thousands)

                Term loan                                                                  $118,625         $68,000
                Revolving line of credit                                                          -               -
                Commercial note                                                                   -              84
                Obligations under capital leases                                                 44              52
                                                                                         -----------     -----------
                                                                                            118,669          68,136
                Less current maturities of long-term debt and obligations under
                   capital leases                                                            24,794          12,886
                                                                                         -----------     -----------
                                                                                            $93,875         $55,250
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

At closing of the 2008 Credit Facility, the Company utilized the proceeds of the new term loan to pay down amounts outstanding under its previous revolving credit facility. The repayment terms of the existing term loan remain unchanged, while the new term loan is required to be repaid in equal quarterly installments of $3.0 million beginning in December 2008, with the final installment payment due on August 28, 2013. The 2008 Credit Facility contains various conditions to borrowing, affirmative and negative covenants, and events of default. The obligations of the Company and its subsidiaries under the 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three and six months ended December 28, 2008, the Company recorded income tax expense of $9.5 million and $6.0 million, respectively, compared to $12.9 million and $9.2 million during the three and six months ended December 30, 2007. The Company's effective tax rates for the three and six months ended December 28, 2008 were 216.9% and 137.7%, respectively, compared to 40.2% and 40.5% during the comparative three and six months ended December 30, 2007. The effective rates during the three and six months ended December 28, 2008 reflect the impact of non-deductible goodwill and other intangible impairment charges aggregating approximately $20 million. Excluding these charges, the effective rates during the three and six months ended December 28, 2008 would have been 39.4% and 39.3%, respectively. The adjusted effective rate during the three months ended December 28, 2008, and the effective rate during the three months ended December 30, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years that remain subject to examination are fiscal 2005 through fiscal 2008, with the exception of certain states where the statute remains open from fiscal 2004, due to non-conformity with the federal statute of limitations for assessment. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

Note 9 - Business Segments

The Company's management reviews the results of the Company's operations by the following four business categories:

    o   1-800-Flowers.com Consumer Floral;
    o   BloomNet Wire Service;
    o   Gourmet Food and Gift Baskets; and
    o   Home and Children's Gifts.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead (see (*) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include stock-based compensation, depreciation and amortization, other income (net), goodwill and intangible impairment, and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

                                                        Three Months Ended                   Six Months Ended
                                                    -----------------------------      ------------------------------
                                                     December 28,   December 30,        December 28,     December 30,
 Net revenues                                           2008           2007                 2008             2007
                                                    -------------  --------------      --------------  --------------
                                                                            (in thousands)
   Net revenues:
       1-800-Flowers.com Consumer Floral                $97,082       $114,017            $180,583         $201,669
       BloomNet Wire Service                             15,151         12,732              30,866           22,623
       Gourmet Food & Gift Baskets                      141,855        110,605             179,039          133,767
       Home & Children's Gifts                           77,757         98,013             100,352          122,748
       Corporate (*)                                        597            585                 801            1,710
       Intercompany eliminations                         (3,114)        (1,750)             (4,280)          (2,505)
                                                    -------------  --------------      --------------   --------------
     Total net revenues                                $329,328       $334,202            $487,361         $480,012
                                                    =============  ==============      ==============   ==============

                                                        Three Months Ended                   Six Months Ended
                                                    -----------------------------      ------------------------------
                                                     December 28,   December 30,        December 28,     December 30,
 Operating Income                                       2008           2007                 2008             2007
                                                    -------------  --------------      --------------  --------------
                                                                            (in thousands)
   Category Contribution Margin:
       1-800-Flowers.com Consumer Floral                $ 8,851        $13,561             $19,593          $25,506
       BloomNet Wire Service                              4,839          4,458               9,258            7,022
       Gourmet Food & Gift Baskets                       26,107         24,912              25,216           23,057
       Home & Children's Gifts                            2,758          8,747                 552            6,451
                                                    -------------  --------------      --------------   --------------

   Category Contribution Margin Subtotal                 42,555         51,678              54,619           62,036
       Corporate (*)                                     (9,938)       (13,083)            (24,013)         (26,792)
       Depreciation and amortization                     (5,797)        (4,967)            (11,485)          (9,837)
       Goodwill and Intangible impairment               (20,036)             -             (20,036)               -
                                                    -------------  --------------      --------------   --------------
            Operating income (loss)                      $6,784        $33,628               ($915)         $25,407
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" and under Part II Item 1A - "Risk Factors".

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

The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands(R) (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and DesignPac Gifts(TM) (www.designpac.com); Celebrations(R) (www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips; as well as Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com).

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market under ticker symbol FLWS.


Category Information

The Company has segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The following table presents the contribution of net revenues, gross profit and category contribution margin or category "EBITDA" (earnings before interest, taxes, depreciation and amortization, and goodwill and intangible impairment) from each of the Company's business categories.

                                                      Three Months Ended                             Six Months Ended
                                           -----------------------------------------    --------------------------------------------
                                           December 28,   December 30,                  December 28,     December 30,
                                               2008           2007        % Change          2008             2007         % Change
                                           -------------- --------------  ----------    --------------   -------------   -----------
                                                                               (in thousands)

     Net revenues:
       1-800-Flowers.com Consumer Floral      $97,082       $114,017          (14.9)%     $180,583         $201,669          (10.5)%
       BloomNet Wire Service                   15,151         12,732           19.0%        30,866           22,623           36.4%
       Gourmet Food & Gift Baskets            141,855        110,605           28.3%       179,039          133,767           33.8%
       Home & Children's Gifts                 77,757         98,013          (20.7)%      100,352          122,748          (18.2)%
       Corporate (*)                              597            585            2.1%           801            1,710          (53.2)%
       Intercompany eliminations               (3,114)        (1,750)         (77.9)%       (4,280)          (2,505)         (70.9)%
                                          -------------- --------------                --------------   -------------
     Total net revenues                      $329,328       $334,202           (1.5)%     $487,361         $480,012            1.5%
                                          ============== ==============                ==============   =============

                                                      Three Months Ended                             Six Months Ended
                                           -----------------------------------------    --------------------------------------------
                                           December 28,   December 30,                  December 28,     December 30,
                                               2008           2007        % Change          2008             2007         % Change
                                           -------------- --------------  ----------    --------------   -------------   -----------
                                                                               (in thousands)
     Gross Profit:
       1-800-Flowers.com Consumer Floral      $35,918        $44,870         (20.0)%      $67,627          $79,020          (14.4)%
                                                 37.0%          39.4%                        37.4%            39.2%

       BloomNet Wire Service                    8,766          7,273          20.5%        17,106           12,882           32.8%
                                                 57.9%          57.1%                        55.4%            56.9%

       Gourmet Food & Gift Baskets             56,315         54,298           3.7%        68,328           63,781            7.1%
                                                 39.7%          49.1%                        38.2%            47.7%

       Home & Children's Gifts                 37,579         46,591         (19.3)%       47,205           56,797          (16.9)%
                                                 48.3%          47.5%                        47.0%            46.3%

       Corporate (*)                              168            256         (34.1)%          325              763          (57.4)%
                                                 28.1%          43.8%                        40.6%            44.6%

       Intercompany eliminations                 (454)          (232)                        (476)            (306)
                                           -------------- --------------                --------------   -------------
     Total gross profit                      $138,292       $153,056          (9.6)%     $200,115         $212,937           (6.0)%
                                           ============== ==============                ==============   =============
                                                 42.0%          45.8%                        41.1%            44.4%
                                           =============  ==============                ==============   ==============

                                                      Three Months Ended                             Six Months Ended
                                           -----------------------------------------    --------------------------------------------
                                           December 28,   December 30,                  December 28,     December 30,
    EBITDA(**)                                 2008           2007        % Change          2008             2007         % Change
                                           -------------- --------------  ----------    --------------   -------------   -----------
                                                                               (in thousands)
     Category Contribution Margin:
       1-800-Flowers.com Consumer Floral       $8,851         13,561         (34.7)%      $19,593          $25,506          (23.2)%
       BloomNet Wire Service                    4,839          4,458           8.5%         9,258            7,022           31.8%
       Gourmet Food & Gift Baskets             26,107         24,912           4.8%        25,216           23,057            9.4%
       Home & Children's Gifts                  2,758          8,747         (68.5)%          552            6,451          (91.4)%
                                           -------------  --------------                --------------   -------------

     Category Contribution Margin Subtotal     42,555         51,678         (17.7)%       54,619           62,036          (12.0)%
         Corporate (*)                         (9,938)       (13,083)        (24.0)%      (24,013)         (26,792)         (10.4)%
                                           -------------  --------------                 --------------  -------------
            EBITDA                            $32,617        $38,595         (15.5)%      $30,606          $35,244          (13.2)%
                                           =============  ==============                 ==============  =============

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

(**) Performance is measured based on category  contribution  margin or category
     EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead, described above, nor does it include depreciation and amortization, goodwill and intangible impairment, other income (net), and income taxes. Management utilizes EBITDA as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as the interest coverage ratio and consolidated leverage ratio. EBITDA is also used by the Company to evaluate and price potential acquisition candidates. EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

  Reconciliation of Net (loss) Income to EBITDA:

                                                                     Three Months Ended                   Six Months Ended
                                                                 ---------------------------      ------------------------------
                                                                  December 28,  December 30,       December 28,     December 30,
                                                                     2008          2007                2008             2007
                                                                 -------------  ------------      --------------  --------------
                                                                                         (in thousands)

       Net (loss) income                                           ($5,111)      $19,256               ($10,415)        $13,466
       Add:
        Interest expense                                             2,507         1,737                  3,666           3,282
        Depreciation and amortization                                5,797         4,967                 11,485           9,837
        Income tax expense                                           9,482        12,942                  6,033           9,162
        Goodwill and intangible impairment                          20,036             -                 20,036               -
       Less:
        Interest income                                                 76           295                    172             473
        Other expense (income)                                          18            12                     27              30
                                                                 -------------  --------------      --------------  --------------
       EBITDA                                                      $32,617       $38,595                $30,606         $35,244
                                                                 =============  ==============      ==============  ==============

Results of Operations


Net Revenues

                                  Three Months Ended                             Six Months Ended
                              -----------------------------------------  ------------------------------------------
                               December 28,   December 30,                December 28,    December 30,
                                  2008           2007        % Change        2008             2007        % Change
                              -------------- --------------  ----------  --------------   -------------   ---------
                                                           (in thousands)

 Net revenues:
  E-Commerce                    $230,123         $274,168     (16.1)%       $337,872       $388,671        (13.1)%
  Other                           99,205           60,034      65.2%         149,489         91,341         63.7%
                              -------------- --------------              --------------   -------------
 Total net revenues             $329,328         $334,202      (1.5)%       $487,361       $480,012          1.5%
                              ============== ==============              ==============   ==============

During the three months ended December 28, 2008, revenue declined by 1.5% in comparison to the prior year period, resulting from significantly reduced consumer spending during the key holiday period due to the overall weakness in the economy, which impacted the Company's Home & Children's Gift and Consumer Floral businesses particularly hard. The decline was offset in part by growth in the Company's BloomNet Wire Service category, which increased 19.0% over the prior year period due, in part, to the acquisition of Napco Marketing Corp. (Napco), a wholesaler of floral hardgoods, in July 2008, and the Gourmet Food & Gift Baskets category, which increased 28.3% over the prior year period due to the acquisition of DesignPac Gifts LLC (DesignPac), a wholesaler of gift baskets, in April 2008.

During the six months ended December 28, 2008, the Company's revenues increased by 1.5% over the prior year period as a result of: (i) growth within the BloomNet Wire Service category, which increased 36.4% over the prior year period due, in part, to the acquisition of Napco, a wholesaler of floral hardgoods, in July 2008, and (ii) Gourmet Food & Gift Baskets category, which increased 33.8% over the prior year period, due to the acquisition of DesignPac, a wholesaler of gift baskets, in April 2008. Organic revenue, including post acquisition growth of DesignPac and Napco, and adjusted for the transition of Company-owned retail stores to franchise operations, declined approximately 14.1% and 10.7% during the three and six months ended December 28, 2008, reflecting the challenging economic environment and its impact on consumer spending.

The Company fulfilled approximately 3,762,000 and 5,317,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and six months ended December 28, 2008, respectively, a decrease of 14.6% and 12.2%, over the respective prior year periods, reflecting a decline in consumer spending during the key holiday period. The Company's E-commerce average order values during the three and six months ended December 28, 2008, of $61.16 and $63.54, decreased 1.8% and 1.0 % in comparison to the respective prior year periods. Other revenues, for the three and six months ended December 28, 2008, increased in comparison to the same periods of the prior year, as a result of the Company's recent acquisitions of Napco and DesignPac, and through the growth of BloomNet.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three and six months ended December 28, 2008 decreased 14.9% and 10.5%, respectively, over the prior year periods, due to lower order volume as a result of the decline in demand throughout the consumer sector, combined with the continued transition of Company owned retail stores to franchise operations, and a decline in average order value in comparison to the prior year periods.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three and six months ended December 28, 2008 increased 19.0% and 36.4%, respectively, over the prior year period, primarily as a result of the incremental revenue generated by the acquisition of Napco in July 2008, and continued growth within the category as a result of market share improvements, as well as expanded product and service offerings and pricing initiatives.

The Gourmet Food & Gift Baskets category includes the revenues of Cheryl & Co., Fannie May, Popcorn Factory, The Winetasting Network and DesignPac brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three and six months ended December 28, 2008 increased by 28.3% and 33.8%, respectively, over the prior year periods as a result of incremental wholesales revenue generated by DesignPac, acquired in April 2008, offset in part by decreased net revenue from the category's E-Commerce and retail stores channels as a result of reduced consumer spending during the key holiday period.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand. Net revenue during the three and six months ended December 28, 2008 decreased by 20.7% and 18.2%, respectively, over the prior year periods as a result of: (i) lower order volume from its E-commerce sales channel, due to a combination of significantly reduced consumer spending, particularly in the home decor product category, and a planned reduction in catalog circulation designed to improve category contribution, (ii) as well as lower retail store sales due to a decline in customer traffic during the holiday. As a result of this weak performance, the Company is implementing a plan to downsize the operations of its Home & Children's Gift category, including a reduction in catalog marketing, resizing the business to align its infrastructure with the expectation of continued weakness in the home decor retail sector.

The Company expects economic conditions for consumers to continue to be very challenging. Based on this outlook, and combined with its first half results, the Company now anticipates that revenues for the full fiscal year 2009 will be down approximately 5-to-10 percent compared with the prior year. In order to mitigate the impact of the revenue decline, the Company plans to continue its operating expense reduction programs which, from fiscal 2006 through fiscal 2008, reduced its operating expense ratio by 290 basis points.

Gross Profit

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ------------------------------------------------
                                  December 28,     December 30,                  December 28,     December 30,
                                      2008             2007         % Change         2008             2007          % Change
                                  --------------  --------------- ------------- ---------------  --------------- ---------------
                                                                  (in thousands)

  Gross profit                      $138,292        $153,056         (9.6)%         $200,115        $212,937        (6.0)%
  Gross margin %                        42.0%           45.8%                           41.1%           44.4%


Gross profit decreased during the three and six months ended December 28, 2008, primarily as a result of the decline in revenues described above, offset in part by the incremental gross profit generated by the DesignPac and Napco acquisitions.  Gross  margin  percentage  during the three and six months  ended
December 28, 2008, decreased by 380 and 330 basis points, respectively, primarily reflecting a combination of product mix associated with revenues from the Company's most recent acquisitions, which are primarily wholesale businesses, as well as increased promotional activity during the holiday period to improve sales.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased during the three and six months ended December 28, 2008 by 20.0% and 240 basis points, and 14.4% and 180 basis points, respectively, over the prior year periods, as a result of decreased sales volume and promotional pricing, which characterized the retail sector during this past holiday period.

The BloomNet Wire Service category gross profit increased during the three and six months ended December 28, 2008, by 20.5% and 32.8%, respectively, as compared to the prior year periods, as a result of the aforementioned revenue from the Napco acquisition in July 2008, as well as increased revenue resulting from market share gains and expanded products and service offerings and pricing initiatives. Gross profit margins during the three months ended December 28, 2008, increased by 80 basis points in comparison to the prior year as a result of product mix, whereas gross profit margins decreased by 150 basis points during the six months ended December 28, 2008, reflecting the impact of the wholesale margins associated with the Napco product line during its heavy selling period which falls within the Company's first fiscal quarter.

The Gourmet Food & Gift Basket category gross profit increased during the three and six months ended December 28, 2008, by 3.7% and 7.1%, respectively, over the prior year periods, primarily as a result of the incremental gross profit generated by DesignPac, acquired in April 2008, which also had the effect of decreasing gross margin percentage as DesignPac products carry lower wholesale margins. Further negatively impacting the decreased gross profit margins during the three and six months ended December 28, 2008 was the increased promotional activity during the key holiday shopping period within the category's E-Commerce and retail store sales channels, in comparison to the prior year periods.

The Home & Children's Gifts category gross profit during the three and six months ended December 28, 2008, decreased by 19.3% and 16.9%, respectively, over the prior year periods as a result of the aforementioned revenue declines, offset in part by a higher gross margin percentage, which increased 80 basis points to 48.3% and 70 basis points to 47.0%, respectively, benefiting from enhanced product sourcing.

During the remainder of fiscal year 2009, the Company expects its gross margin percentage will improve slightly in comparison to the prior year from product mix, and anticipated gross margin improvements in most of its existing businesses through a combination of product sourcing, fulfillment improvements, fuel cost reductions and pricing initiatives, partially offset by reduced margin percentage contribution from DesignPac, which carries a lower wholesale gross margin, but a strong overall contribution margin due to its efficient high volume packaging and distribution operations.


Marketing and Sales Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ------------------------------------------------
                                  December 28,     December 30,                  December 28,     December 30,
                                      2008             2007         % Change         2008             2007          % Change
                                  --------------  --------------- ------------- ---------------  --------------- ---------------
                                                                  (in thousands)

  Marketing and sales                $88,370          $93,594        (5.6)%        $131,018        $136,373          (3.9)%
  Percentage of net revenues            26.8%            28.0%                         26.9%           28.4%

During the three and six months ended December 28, 2008, marketing and sales expenses decreased 5.6% and 3.9% respectively, and declined to 26.8% and 26.9% of net revenues, from 28.0% and 28.4% of net revenues, as a result of brand mix, including the impact of DesignPac, which has low operating costs relative to its revenue, and the Company's expense reduction initiatives. These programs, which began in 2006, were designed to improve operating leverage across the Company's brands, reducing the Company's operating expense ratio by 290 basis points through fiscal 2008, and have been expanded and accelerated to mitigate the revenue reductions that have been associated with the current economic decline. Within marketing and sales, the Company has undertaken programs that have reduced media, portal spending, and customer prospecting through catalogs, which were not expected to generate sufficient returns in this challenging economic environment. In addition, initiatives such as catalog printing and co-mailing, e-mail pricing reductions and further virtualization of our consumer service platform to reduce fixed facility and labor, have enabled the Company to improve its cost structure.

During the three and six months ended December 28, 2008, the Company added approximately 1,030,000 and 1,490,000 new E-commerce customers. Of the 2,402,000 and 3,442,000 total customers who placed E-commerce orders during the three and six months ended December 28, 2008, approximately 57.1% and 56.7% were repeat customers, compared to 54.4% and 53.9% during the respective prior year periods, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

During the remainder of fiscal 2009, the Company expects that marketing and sales expense will continue to decrease in comparison to the prior year, but increase slightly as a percentage of net revenues due to the anticipated continued decline in sales. This decline is expected to be mitigated by the aforementioned expense reduction initiatives, which include a 10% reduction in the Company's salaried, full-time labor force, implemented at the beginning of January 2009, as well as reductions in variable labor commensurate with lower order volumes.


Technology and Development Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ------------------------------------------------
                                  December 28,     December 30,                  December 28,     December 30,
                                      2008             2007         % Change         2008             2007          % Change
                                  --------------  --------------- ------------- ---------------  --------------- ---------------
                                                                  (in thousands)

  Technology and development          $5,169          $5,419          (4.6)%        $10,839           $10,654          1.7%
  Percentage of net revenues             1.6%            1.6%                           2.2%              2.2%

During the three months ended December 28, 2008, although consistent as a percentage of net revenue, technology and development expense decreased by 4.6% as a result of the Company's cost saving initiatives, which included labor and consulting costs reductions, as well as contract re-negotiations of maintenance/license agreements. During the six months ended December 28, 2008, although consistent as a percentage of net revenues, technology and development expense increased by 1.7% in comparison to the prior year period, as a result of the incremental technology and integration costs associated with the acquisitions of DesignPac and Napco.

During the three and six months ended December 28, 2008, the Company expended $9.6 million and $21 million on technology and development, of which $4.4 million and $10.3 million has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, and as a result of the Company's revised revenue expectations for the remainder of the year, the Company expects that its spending for the remainder of fiscal 2009 will increase slightly, as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ------------------------------------------------
                                  December 28,     December 30,                  December 28,     December 30,
                                      2008             2007         % Change         2008             2007          % Change
                                  --------------  --------------- ------------- ---------------  --------------- ---------------
                                                                  (in thousands)

  General and administrative         $12,136          $15,448         (21.4%)        $27,652         $30,666           (9.8%)
  Percentage of net revenues             3.7%             4.6%                           5.7%            6.4%

General and administrative expense decreased 21.4% and 9.8% during the three and six months ended December 28, 2008, respectively, and by 90 basis points and 70 basis points of net revenues in comparison to the respective prior year periods, as the prior year periods reflect the achievement of certain cash and equity performance based bonus targets, which are not expected to be earned in fiscal 2009, (refer to Note 3 for further information on equity based compensation), as well as cost reduction initiatives, offset in part by the incremental expenses of DesignPac and Napco.

Although the Company has accelerated its cost reduction initiatives, as a result of the Company's revised revenue expectations, and the incremental expenses associated with DesignPac and Napco, the Company expects that its general and administrative expenses for the remainder of fiscal 2009 will increase as a percentage of net revenues in comparison to the prior year.


Depreciation and Amortization Expense

                                               Three Months Ended                              Six Months Ended
                                  --------------------------------------------- ------------------------------------------------
                                  December 28,     December 30,                  December 28,     December 30,
                                      2008             2007         % Change         2008             2007          % Change
                                  --------------  --------------- ------------- ---------------  --------------- ---------------
                                                                  (in thousands)

  Depreciation and amortization       $5,797           $4,967          16.7%         $11,485          $9,837           16.8%
  Percentage of net revenues             1.8%             1.5%                           2.4%            2.0%


Depreciation and amortization expense increased by 16.7% and 16.8% during the three and six months ended December 28, 2008, in comparison to the prior year, as a result of capital additions for technology platform improvements and the incremental amortization related to the intangibles established as a result of the acquisition of DesignPac in April 2008.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms, are critical to attaining its strategic objectives. Although the Company has begun reducing its capital expenditure plan for the remainder of fiscal 2009, as a result of the Company's revised revenue expectations and the increase in amortization expense associated with intangibles established as a result of recent acquisitions, the Company expects that depreciation and amortization for the remainder of fiscal 2009 will increase slightly as a percentage of net revenues in comparison to the prior year.

Goodwill and Other Intangibles Impairment

During the second quarter of fiscal 2009, the Company assessed the recent performance of its Home & Children's Gift category businesses and its plan to resize this category based on the expectation of continued weakness in the home decor retail sector. The Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands experienced lower revenue growth than anticipated with deteriorating operating margins. This shortfall was primarily attributable to decreased consumer spending as a result of the challenging economic environment. As a result of this analysis, impairment charges related to goodwill and other intangibles totaling $20.0 million were recorded. (Refer to Note 6 for further details).

Other Income (Expense)

                                                 Three Months Ended                Six Months Ended
                                             ---------------------------   ------------------------------
                                              December 28,  December 30,    December 28,     December 30,
                                                 2008          2007            2008             2007
                                             -------------  ------------   --------------  --------------
                                                                   (in thousands)

              Interest income                      $76           $295             $172            $473
              Interest expense                  (2,507)        (1,737)          (3,666)         (3,282)
              Other                                 18             12               27              30
                                             -------------  ------------   --------------  --------------
                                               ($2,413)       ($1,430)         ($3,467)        ($2,779)
                                             =============  ============   ==============  ===============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt and revolving line of credit.

Net borrowing costs increased during the three and six months ended December 28, 2008, in comparison to the prior year periods, primarily as a result of incremental borrowings and related financing costs associated with the Company's 2008 Credit Facility (as defined below).

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

Income Taxes

During the three and six months ended December 28, 2008, the Company recorded income tax expense of $9.5 million and $6.0 million, respectively, compared to $12.9 million and $9.2 million during the three and six months ended December 30, 2007. The Company's effective tax rates for the three and six months ended December 28, 2008 were 216.9% and 137.7%, respectively, compared to 40.2% and 40.5% during the comparative periods of the prior year. The effective rates during the three and six months ended December 28, 2008, reflect the impact of non-deductible goodwill and other intangible impairment charges of $20.0 million. Excluding these charges, the effective rates during the three and six months ended December 28, 2008 would have been 39.4% and 39.3%, respectively. The adjusted effective rates during the three and six months ended December 28, 2008 and December 30, 2007, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

Liquidity and Capital Resources

At December 28, 2008, the Company had working capital of $72.2 million, including cash and equivalents of $51.1 million, compared to working capital of $33.4 million, including cash and equivalents of $12.1 million, at June 29, 2008.

Net cash provided by operating activities of $13.6 million for the six months ended December 28, 2008 was primarily attributable to net income, adjusted for non-cash charges related to goodwill and other intangible charges (approximately $20.0 million), and depreciation and amortization, as well as seasonal changes in working capital including higher accounts payable and accrued expenses associated with inventory purchases related to the previous and upcoming holiday periods, and increases in receivables due to the timing of customer payments related to DesignPac's wholesale business, as well as increases in inventory due to acquired businesses, and timing of purchases for the upcoming holidays.

Net cash used in investing activities of $22.8 million for the six months ended December 28, 2008 was attributable to capital expenditures, primarily related to the Company's technology and distribution infrastructure, and the acquisition of Napco in July 2008. The purchase price of approximately $10.9 million, includes an up-front cash payment of $9.3 million, net of cash acquired, and potential "earn-out" incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.

Net cash provided by financing activities of $48.1 million for the six months ended December 28, 2008 was primarily from bank borrowings related to the Company's 2008 Credit Facility, net of the repayment of bank borrowings on outstanding debt and long-term capital lease obligations, as well as debt issuance costs.

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

At December 28, 2008, the Company had no outstanding amounts under its revolving credit facility.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 28, 2008, $13.6 million remains authorized but unused.

At December 28, 2008, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1           1-2                            More than 5
                                             Total               year         years       3 - 5 years                years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt, including interest        $129,330            $28,167         $65,239          $35,924                  $-
Capital lease obligations                       45                  6              21               18                   -
Operating lease obligations                 74,656             13,249          22,897           18,970              19,540
Sublease obligations                         7,293              1,340           3,387            1,625                 941
Marketing Agreement                         12,489              2,489          10,000
Purchase commitments (*)                    20,958             20,958               -                -                   -
                                        -----------    ---------------    ------------   --------------    ----------------
  Total                                   $244,771            $66,209        $101,544          $56,537             $20,481
                                        ===========    ===============    ============   ==============    ================

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

The Company performs an annual impairment test as of the first day of its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and other assumptions, including revenue growth and operating margins, discount rates and future market conditions, among others. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses is impaired.

Capitalized Software

The carrying value of capitalized software, both purchased and internally developed, is periodically reviewed for potential impairment indicators. Future events could cause the Company to conclude that impairment indicators exist and that capitalized software is impaired.

Stock-based Compensation

SFAS No. 123R requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. The Company determines the fair value of stock options issued by using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities are based on historical volatility of the Company's stock price. The dividend yield is based on historical experience and future expectations. The risk-free interest rate is derived from the US Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates expected forfeiture rates, based on historical behavior. Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of the Company's stock options.

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

Recent Accounting Pronouncements


In December 2007, the FASB issued Statement No. 141 (Revised), "Business Combinations" ("SFAS No. 141R") and SFAS 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS No. 141R and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS 141R and SFAS 160 will be effective for the Company during the fiscal year beginning June 29, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company after June 29, 2009.

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


Forward-Looking Information and Factors that May Affect Future Results


Our disclosure and analysis in this report contain forward-looking information about the Company's financial results and estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this report.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of December 28, 2008, the Company's outstanding debt, including current maturities, approximated $118.7 million, of which $118.6 million was variable rate debt. Each 25 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three months and six months ended December 28, 2008, respectively. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.


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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The financial and credit markets have been and continue to experience unprecedented disruption, which may have an adverse effect on our customers' spending patterns and in turn our business, financial condition and results of operations.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer's level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During our first and second fiscal quarters of 2009, the volatility and disruption in the financial markets have reached unprecedented levels. This financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Declines in consumer spending has, during our second fiscal quarter of 2009, and may continue to reduce our revenues, gross margins and earnings. We are currently operating in challenging macroeconomic conditions which have continued into the third quarter of fiscal 2009 and we believe may continue during the remainder of fiscal 2009 and into fiscal 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first six months of fiscal 2009, which includes the period June 30, 2008 through December 28, 2008:

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
Period                       Shares Purchased        Paid Per Share       Programs                 Programs

-----------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

    6/30/08 - 7/27/08                    -                   $-                        -              $13,962
    7/28/08 - 8/24/08                    -                   $-                        -              $13,962
    8/25/08 - 9/28/08                    -                   $-                        -              $13,962
   9/29/08 - 10/26/08                  4.5                $6.87                      4.5              $13,932
  10/27/08 - 11/23/08                 55.1                $4.58                     55.1              $13,675
  11/24/08 - 12/28/08                 28.3                $3.23                     28.3              $13,583
                             ---------------    ----------------     --------------------
  Total                               88.9                $4.27                     88.9
                             ===============    ================     ====================

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan that, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 28, 2008, $13.6 remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 3, 2008.

         The following nominees were elected as directors, each to serve until the 2011 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                       Withheld
         ----------------------------   -----------------------------------   -----------------------------------------
         James F. McCann                            380,510,939                                   2,277,144
         Christopher G. McCann                      380,521,629                                   2,266,454

         The following Directors, who were not nominees for election at this Annual Meeting, will continue to serve on the Board of Directors of the
         Company:  Lawrence  Calcano,  James Cannavino,  John  J. Conefry,  Jr.,
         Leonard J. Elmore, Jan L. Murley, and Jeffrey C. Walker.

         The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending June 28, 2009 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------

               380,703,500                           2,046,847                                     37,735

         There were no broker non-votes for this proposal.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

            31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              10   Amendment to Employment Agreement for James F. McCann

              10   Amendment to Employment Agreement for Christopher G. McCann

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             1-800-FLOWERS.COM, Inc.
                                             (Registrant)




Date: February 6, 2009                       /s/ James F. McCann
-----------------------                      ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors





Date: February 6, 2009                       /s/ William E. Shea
-----------------------                      -----------------------------------
                                             William E. Shea
                                             Senior Vice President of Finance
                                             and Administration and Chief
                                             Financial Officer