Form 10-Q
period 2009-03-29
1 800 FLOWERS COM INC
filed 2009-05-08
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 2009

                                       or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to
submit and post such files).                                      Yes ( ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]                                Accelerated filer x
 Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes ( ) No (X)

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,606,411
                                   ----------
    (Number of shares of Class A common stock outstanding as of May 1, 2009)

                                   36,858,465
                                   ----------
    (Number of shares of Class B common stock outstanding as of May 1, 2009)

                            1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page
                                                                            ----
Part I.     Financial Information

 Item 1.     Consolidated Financial Statements:

             Consolidated Balance Sheets - March 29, 2009 (Unaudited)
              and June 29, 2008                                                1

             Consolidated Statements of  Operations (Unaudited) -
              Three and Nine Months Ended March 29, 2009 and March
              30, 2008                                                         2

             Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended March 29, 2009 and March 30, 2008              3

             Notes to Consolidated Financial Statements (Unaudited)            4

 Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             15

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk       27

 Item 4.     Controls and Procedures                                          27

Part II.    Other Information

 Item 1.     Legal Proceedings                                                28

 Item 1A.    Risk Factors                                                     28

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      28

 Item 3.     Defaults upon Senior Securities                                  29

 Item 4.     Submission of Matters to a Vote of Security Holders              29

 Item 5.     Other Information                                                29

 Item 6.     Exhibits                                                         29

Signatures                                                                    30

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                         March 29,      June 29,
                                                                                           2009          2008
                                                                                      --------------- ------------
                                                                                       (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                     $31,734       $12,124
 Receivables, net                                                                          17,054        13,443
 Inventories                                                                               80,541        67,283
 Deferred income taxes                                                                      8,098         7,977
 Prepaid and other                                                                          9,780         8,723
                                                                                      --------------- ------------
 Total current assets                                                                     147,207       109,550
Property, plant and equipment at cost, net                                                 73,544        65,737
Goodwill                                                                                   41,188       124,164
Other intangibles, net                                                                     53,879        67,928
Deferred tax assets                                                                        10,442             -
Other assets                                                                                5,876         3,959
                                                                                      --------------- ------------
    Total assets                                                                         $332,136      $371,338
                                                                                      =============== ============


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                    $55,047       $63,248
 Current maturities of long-term debt and obligations under capital leases                 42,295        12,886
                                                                                      --------------- ------------
    Total current liabilities                                                              97,342        76,134
Long-term debt and obligations under capital leases                                        76,138        55,250
Deferred tax liabilities                                                                        -         5,527
Other liabilities                                                                           3,217         2,962
                                                                                      --------------- ------------
Total liabilities                                                                         176,697       139,873
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                                   -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 31,727,654
   and 31,368,241 shares issued at March 29, 2009 and June 29, 2008, respectively             317           314
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
   shares issued at March 29, 2009 and June 29, 2008                                          421           421
 Additional paid-in capital                                                               280,676       279,718
 Retained deficit                                                                         (94,029)      (17,839)
 Treasury stock, at cost, 5,121,243 and 4,724,326 Class A shares at March 29,
   2009 and June 29, 2008, respectively and 5,280,000 Class B shares at March
   29, 2009 and June 29, 2008                                                             (31,946)      (31,149)
                                                                                      --------------- ------------
    Total stockholders' equity                                                            155,439       231,465
                                                                                      --------------- ------------
Total liabilities and stockholders' equity                                               $332,136      $371,338
                                                                                      =============== ============

See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended                Nine Months Ended
                                                                ---------------------------------  --------------------------------
                                                                    March 29,        March 30,       March 29,         March 30,
                                                                     2009             2008             2009             2008
                                                                ---------------  ----------------  ---------------  ---------------
Net revenues                                                       $172,971         $219,567          $660,332        $699,579
Cost of revenues                                                    103,395          130,062           390,641         397,137
                                                                ---------------  ----------------  ---------------  ---------------
Gross profit                                                         69,576           89,505           269,691         302,442
Operating expenses:
 Marketing and sales                                                 52,469           60,587           183,487         196,960
 Technology and development                                           5,679            5,515            16,518          16,169
 General and administrative                                          12,972           13,151            40,624          43,817
 Depreciation and amortization                                        6,144            5,011            17,629          14,848
 Goodwill and intangible impairment                                  76,460                -            96,496               -
                                                                ---------------  ----------------  ---------------  ---------------
   Total operating expenses                                         152,724           84,264           354,754         271,794
                                                                ---------------  ----------------  ---------------  ---------------
Operating (loss) income                                             (84,148)           5,241           (85,063)         30,648
Other income (expense):
 Interest income                                                         56              363               228             836
 Interest expense                                                    (1,103)          (1,073)           (4,769)         (4,355)
 Other                                                                   58               25                85              55
                                                                ---------------  ----------------  ---------------  ---------------
Total other income (expense), net                                      (989)            (685)           (4,456)         (3,464)
                                                                ---------------  ----------------  ---------------  ---------------
Income (loss) before income taxes                                   (85,137)           4,556           (89,519)         27,184
Income tax (benefit) expense                                        (19,362)           1,266           (13,329)         10,428
                                                                ---------------  ----------------  ---------------  ---------------
Net (loss) income                                                  ($65,775)          $3,290          ($76,190)        $16,756
                                                                ===============  ================  ===============  ===============

Net (loss) income per common share:
    Basic                                                            ($1.03)           $0.05            ($1.20)          $0.27
                                                                ===============  ================  ===============  ===============
    Diluted                                                          ($1.03)           $0.05            ($1.20)          $0.26
                                                                ===============  ================  ===============  ===============
Weighted average shares used in the calculation
 of net (loss) income per common share
    Basic                                                            63,646           63,261            63,598          62,970
                                                                ===============  ================  ===============  ===============
    Diluted                                                          63,646           65,413            63,598          65,604
                                                                ===============  ================  ===============  ===============


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                      March 29,         March 30,
                                                                                        2009              2008
                                                                                   ---------------   --------------

Operating activities:
Net (loss) income                                                                      ($76,190)          $16,756
Reconciliation of net (loss) income to net cash provided by operations:
 Depreciation and amortization                                                           17,629            14,848
 Deferred income taxes                                                                  (16,089)           10,374
 Bad debt expense                                                                         1,378             1,363
 Stock-based compensation                                                                   755             3,339
 Goodwill and intangible asset impairment                                                96,496                 -
 Other non-cash items                                                                      (243)              275
Changes in operating items:
    Receivables                                                                          (3,346)           (1,559)
    Inventories                                                                          (8,836)           (5,506)
    Prepaid and other                                                                      (930)            1,275
    Accounts payable and accrued expenses                                               (10,029)              608
    Other assets                                                                            (91)              300
    Other liabilities                                                                       255               323
                                                                                   ---------------   --------------
 Net cash provided by operating activities                                                  759            42,396

Investing activities:
Acquisitions, net of cash acquired                                                      (11,049)           (4,135)
Dispositions                                                                                 25               125
Capital expenditures, (non-cash expenditures of: $5,954-2009)                           (11,731)          (11,615)
Other                                                                                       203               204
                                                                                   ---------------   --------------
 Net cash used in investing activities                                                  (22,552)          (15,421)
Financing activities:
Acquisition of treasury stock                                                              (797)           (1,079)
Debt issuance cost                                                                       (2,256)                -
Proceeds from exercise of employee stock options                                            113             3,837
Proceeds from bank borrowings                                                           120,000            80,000
Repayment of bank borrowings and capital leases                                         (75,657)          (87,491)
                                                                                   ---------------   --------------
 Net cash  provided by (used in) financing activities                                    41,403            (4,733)
                                                                                   ---------------   --------------
Net change in cash and equivalents                                                       19,610            22,242
Cash and equivalents:
 Beginning of period                                                                     12,124            16,087
                                                                                   ---------------   --------------
 End of period
                                                                                        $31,734           $38,329
                                                                                   ===============   ==============



See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 29, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2009.

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

Comprehensive Income (Losses)

For the three and nine months ended March 29, 2009 and March 30, 2008, the Company's comprehensive net (loss) income were equal to the respective net
(loss) income for each of the periods presented.

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

Level 1: Quoted  market  prices  in  active  markets  for  identical  assets  or liabilities.
Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for identically similar assets or liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly.
Level 3: Unobservable inputs reflecting the reporting entity's own assumptions or external inputs for inactive markets.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. While the Company has previously invested in certain assets that would be classified as level 1, as of March 29, 2009, the Company does not hold any "level 1", cash equivalents that are measured at fair value on a recurring basis, nor does the Company have any assets or liabilities that are based on "level 2" or "level 3" inputs.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (Revised), "Business Combinations" ("SFAS No. 141R") and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS No. 141R and SFAS 160 revise the method of accounting for a number of aspects of business combinations

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

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

Reclassifications

Certain balances in the prior fiscal periods have been reclassified to conform to the presentation in the current fiscal year.

Note 2 - Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

                                                                   Three Months Ended                  Nine Months Ended
                                                            ---------------------------------  --------------------------------
                                                                March 29,        March 30,       March 29,        March 30,
                                                                  2009             2008            2009             2008
                                                            ----------------  ---------------  ---------------  ---------------
                                                                              (in thousands, except per share data)

       Numerator:
          Net (loss) income                                    ($65,775)          $3,290           ($76,190)         $16,756
                                                            ================  ===============  ===============  ===============
       Denominator:
          Weighted average shares outstanding                    63,646           63,261             63,598           62,970
          Effect of dilutive securities:
             Employee stock options (1)                               -            1,449                  -            1,949
             Employee restricted stock awards                         -              703                  -              685
                                                            ----------------  ---------------  ---------------  ---------------
                                                                      -            2,152                  -            2,634
                                                            ----------------  ---------------  ---------------  ---------------
       Adjusted weighted-average shares and assumed
          conversions                                            63,646           65,413             63,598           65,604
                                                            ================  ===============  ===============  ===============

       Net (loss) income per common share:
          Basic                                                  ($1.03)           $0.05             ($1.20)           $0.27
                                                            ================  ===============  ===============  ===============
          Diluted                                                ($1.03)           $0.05             ($1.20)           $0.26
                                                            ================  ===============  ===============  ===============

Note (1): The effect of options to purchase 6.9 million and 1.4 million shares for the three months ended March 29, 2009 and March 28, 2008, respectively, and
7.9 million and 1.9 million shares for the nine months ended March 29, 2009 and March 28, 2008, respectively, were excluded from the calculation of net (loss) income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 March 29,    March 30,       March 29,    March 30,
                                                   2009         2008            2009         2008
                                              ------------- -------------- -------------- -------------
                                                                     (in thousands)


   Stock options                                  $297          $307           $1,026         $1,079
   Restricted stock awards                         281           727             (271)         2,260
                                              ------------- -------------- -------------- -------------
     Total                                         578         1,034              755          3,339
   Deferred income tax benefit                    (185)         (352)            (121)        (1,348)
                                              ------------- -------------- -------------- -------------
   Stock-based compensation expense, net          $393          $682             $634         $1,991
                                              ============= ============== ============== =============

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

Stock-based compensation is recorded within the following line items of operating expenses:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 March 29,    March 30,       March 29,    March 30,
                                                   2009         2008            2009         2008
                                              ------------- -------------- -------------- -------------
                                                                     (in thousands)

   Marketing and sales                             $230         $288           $112           $1,044
   Technology and development                       116          133            409              452
   General and administrative                       232          613            234            1,843
                                              ------------- -------------- -------------- -------------
     Total                                         $578       $1,034           $755           $3,339
                                              ============= ============== ============== =============

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                      Three Months Ended          Nine Months Ended
                                              ---------------------------- ----------------------------
                                                 March 29,    March 30,       March 29,    March 30,
                                                   2009         2008            2009         2008
                                              ------------- -------------- -------------- -------------


      Weighted average fair value of
       options granted                            $1.25         $3.10          $2.21         $4.40
      Expected volatility                         51.0%         40.0%          44.6%         44.8%
      Expected life                                6.4 yrs       5.3 yrs        6.4 yrs       5.3 yrs
      Risk-free interest rate                      1.90%         2.98%          2.55%         4.12%
      Expected dividend yield                      0.0%          0.0%           0.0%          0.0%

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The following table summarizes stock option activity during the nine months ended March 29, 2009:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                         Options           Price         Term       Value (000s)
                                                        ----------------------------------------------------------

Outstanding at June 29, 2008                             7,872,344         $8.47
Granted                                                    436,000         $4.77
Exercised                                                  (24,843)        $4.60
Forfeited                                                 (345,386)        $8.67
                                                        -------------
Outstanding at March 29, 2009                            7,938,115         $8.29      3.6 years          $-
                                                        =============

Options vested or expected to vest at March 29, 2009     7,813,221         $8.32      3.5 years          $-
Exercisable at March 29, 2009                            6,834,139         $8.54      2.9 years          $-



As of March 29, 2009, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.2 million and the weighted average period over which these awards are expected to be recognized was 2.8 years.

The Company  grants shares of common stock to its employees  that are subject to restrictions on transfer and risk of forfeiture until  fulfillment of applicable service  conditions  and, in certain cases,  holding periods  (Restricted  Stock
Awards).  The following table  summarizes the activity of non-vested  restricted stock awards during the nine months ended March 29, 2009:
Weighted
                                                                                Average Grant
                                                                                  Date Fair
                                                                    Shares           Value
                                                                --------------  ---------------

          Non-vested at June 29, 2008                             1,275,153           $7.58
          Granted                                                   891,466            3.75
          Vested                                                   (284,570)           3.55
          Forfeited                                                (794,159)           7.41
                                                                --------------
          Non-vested at March 29, 2009                            1,087,890           $5.62
                                                                ==============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of March 29, 2009, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.0 years.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $10.9 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility, which was subsequently amended by the Company as described below. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and potential "earn-out" incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.

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

The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Napco:

                                                           Napco
                                                          Purchase
                                                           Price
                                                         Allocation
                                                    --------------------
                                                       (in thousands)

  Current assets                                          $5,119
  Property, plant and equipment                            5,085
  Intangible assets                                          818
  Goodwill                                                     -
  Other                                                       74
                                                    --------------------
     Total assets acquired                                11,096
                                                    --------------------
  Current liabilities                                        162
                                                    --------------------
     Total liabilities assumed                               162
                                                    --------------------
     Net assets acquired                                 $10,934
                                                    ====================

Acquisition of Geerlings & Wade

On March 25, 2009, the Company acquired selected assets of Geerlings & Wade, Inc., a retailer of wine and related products. The purchase price of approximately $2.6 million includes the acquisition of inventory, and certain other assets, as well as the assumption of certain related liabilities. The acquisition was financed utilizing available cash on hand. The Company expects to generate annual revenue of approximately $3.0 million associated with the acquired assets.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility.


The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of DesignPac:

                                                          DesignPac
                                                          Purchase
                                                           Price
                                                         Allocation
                                                    --------------------
                                                       (in thousands)

  Current assets                                          $1,287
  Property, plant and equipment                            1,172
  Intangible assets                                       18,908
  Goodwill                                                12,085
  Other                                                       82
                                                    --------------------
     Total assets acquired                                33,534
                                                    --------------------
  Current liabilities                                        184
                                                    --------------------
     Total liabilities assumed                               184
                                                    --------------------
     Net assets acquired                                 $33,350
                                                    ====================


Of the $18.9 million of acquired intangible assets related to the DesignPac acquisition, $6.4 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $12.5 million were allocated primarily to customer related intangibles which are being amortized over the assets' estimated useful life of 10 years. Approximately $12.1 million of goodwill is deductible for tax purposes. As described further in Note 6, during the three months ended March 29, 2009, the Company recorded an impairment charge of $76.5 million for the write-down of goodwill and intangibles associated with its Gourmet Food and Gift Basket category.

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of DesignPac, Napco and Geerlings & Wade had taken place at the beginning of fiscal year 2008. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                                        Three Months Ended                Nine Months Ended
                                                                ---------------------------------  --------------------------------
                                                                    March 29,        March 30,       March 29,         March 30
                                                                     2009             2008             2009             2008
                                                                ---------------  ----------------  ---------------  ---------------
Net revenues                                                       $173,962         $226,440          $664,762        $773,379
Income (loss) from operations                                       (83,950)           4,088           (84,369)         40,686
Net (loss) income                                                  ($65,653)          $2,365          ($75,736)        $22,218
Basic net (loss) income per common share                             ($1.03)           $0.04            ($1.19)          $0.35
Diluted net (loss) income per common share                           ($1.03)           $0.04            ($1.19)          $0.34


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                           March 29,      June 29,
                                                                                             2009           2008
                                                                                         --------------  -----------
                                                                                               (in thousands)

                Finished goods                                                              $56,312         $48,986
                Work-in-Process                                                              19,029           3,442
                Raw materials                                                                 5,200          14,855
                                                                                         -----------     -----------
                                                                                            $80,541         $67,283
                                                                                         ===========     ===========

Note 6 - Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

                                               1-800-                           Gourmet
                                             Flowers.com       BloomNet         Food and          Home and
                                              Consumer           Wire            Gifts           Children's
                                               Floral           Service         Baskets           Gifts             Total
                                            ------------------------------------------------------------------------------------
                                                                             (in thousands)
Balance at June 29, 2008                       $6,166             $-            $99,737           $18,261           $124,164

   Acquisition of DesignPac                                                          52                                   52
   Acquisition of Geerlings & Wade                                                1,414                                1,414
   Goodwill impairment                                                          (65,644)          (18,261)           (83,905)
   Other                                         (390)                             (147)                                (537)
                                            --------------    -------------    -------------     -------------    --------------
Balance at March 29, 2009                      $5,776             $-            $35,412                $-            $41,188
                                            ==============    =============    =============     =============    ==============

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of the Company's goodwill was allocated to its reporting units pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill and other indefinite lived intangibles are subject to an assessment for impairment, which must be performed annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

During the three months ended December 28, 2008, the Home and Children's Gift segment experienced significant declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy, and in particular, as a result of the continued decline in demand for home decor products. As a result of these factors, as well as the Company's plans to resize this category based on the expectation of continued weakness in the home decor retail sector, and a significant reduction in the Company's market capitalization, upon completion of the impairment analysis described above, the goodwill and intangibles related to this reporting unit was deemed to be fully impaired. Therefore, during the three months ended December 28, 2008, the Company recorded a goodwill and intangible impairment charge of $20.0 million related to this business segment, of which $18.3 million was goodwill.

As a result of a further erosion of revenues within certain brands, the overall operating income and cash flows of the Gourmet Food and Gift Basket segment and a reduction in the outlook of the performance of this segment based upon the expectation of a continuation of the current economic downturn, coupled with a decline of the Company's market capitalization and contraction of public company multiples, during the three months ended March 29, 2009, the Company recorded a goodwill and intangible impairment charge of $76.5 million related to this business segment, of which $65.6 million was goodwill.

Fair value was determined by using a combination of a market-based and an income based approach, weighting both approaches equally. Under the market-based approach, the Company utilized information regarding the Company as well as publicly available industry information to determine earnings and revenue multiples that are used to value the Company's reporting units. Under the income based approach, the Company determined fair value based upon estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the reporting unit and the rate of return that an outside investor would expect to earn. The Company reconciled the value of its reporting units to its current market capitalization (based upon the Company's stock price) to determine that its assumptions were consistent with that of an outside investor.

The Company's other intangible assets consist of the following:

                                                         March 29, 2009                           June 29, 2008
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization       Net       Amount     Amortization       Net
                             -------------- ------------ --------------- ----------- ----------- --------------- ------------
                                                                       (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years     $5,314          $4,715        $599      $4,927          $4,408         $519
   Customer lists             3 - 10 years     24,674           7,929      16,745      25,570           6,042       19,528
   Other                       5 - 8 years      2,488             978       1,510       2,488             660        1,828
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               32,476          13,622      18,854      32,985          11,110       21,875

 Trademarks with
   indefinite lives                -           35,025               -      35,025      46,053               -       46,053
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
   intangible assets                          $67,501         $13,623     $53,879     $79,038         $11,110      $67,928
                                            ============ =============== =========== =========== =============== ============


Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

As part of the aforementioned impairment analysis performed for the Home and Children's Gift and Gourmet Food and Gift Basket segments, the Company recorded impairment charges of $1.8 million and $10.8 million, respectively, related to the trade names and customer lists, which were determined to be impaired due to changes in the business environment and adverse economic conditions currently being experienced due to decreased consumer spending.

Estimated future amortization expense is as follows: remainder of fiscal 2009 - $0.8 million, fiscal 2010 - $3.3 million, fiscal 2011 - $3.1million, fiscal 2012
- $2.3 million, fiscal 2013 - $2.1 million and thereafter - $7.3 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                           March 29,      June 29,
                                                                                             2009          2008
                                                                                         --------------  -----------
                                                                                                 (in thousands)

                Term loan                                                                  $112,438         $68,000
                Revolving line of credit                                                          -               -
                Commercial note                                                                   -              84
                Obligations under capital leases                                              5,995              52
                                                                                         -----------     -----------
                                                                                            118,433          68,136
                Less current maturities of long-term debt and obligations under
                 capital leases                                                              42,295          12,886
                                                                                         -----------     -----------
                                                                                            $76,138         $55,250
                                                                                         ===========     ===========

In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility.

On April 14, 2009, subsequent to quarter end, the Company entered into an amendment to the 2008 Credit Facility (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility includes a prepayment of $20.0 million (included in current maturities above), reducing the Company's outstanding term loans under the facility to $92.4 million upon closing. In addition, the amendment reduces the Company's revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 29, 2009, also revises certain financial and non-financial covenants, including maintenance of certain financial ratios and eliminates the consolidated net worth covenant that had been included in the previous agreement. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or
(ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company's leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment. The obligations of the Company and its subsidiaries under the Amended 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

As a result of the modifications of its credit agreements, during the quarter ended June 28, 2009, the Company will write off financing costs associated with the term debt related to both the 2008 Credit Facility and the Amended 2008 Credit Facility, in the amount of approximately $3.0 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. Borrowings under the bank line are collateralized by the underlying equipment purchased, while the equipment lease line with the vendor is unsecured. In March 2009, the Company financed $6.0 million of equipment purchases through such lease lines. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

Note 8 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. During the three and nine months ended March 29, 2009, the Company recorded an income tax benefit of $19.4 million and $13.3 million, respectively, compared to expense of $1.3 million and $10.4 million during the three and nine months ended March 30, 2008. The Company's effective tax rates for the three and nine months ended March 29, 2009 were 22.7% and 14.9%, respectively, compared to 27.7% and 38.3% during the comparative three and nine months ended March 30, 2008. The effective rates reflect the impact of the non-deductible portions of the goodwill and other intangible impairment charges of $76.5 million and $96.5 million, recorded during the three and nine months ended March 29, 2009, respectively. Excluding these charges, the effective rates during the three and nine months ended March 29, 2009 would have been 40.5% and 37.8%, respectively. The adjusted effective rate during the three months ended March 29, 2009, and the effective rate during the three months ended March 30, 2008 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

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

Note 9 - Restructuring

During the quarter ended March 29, 2009, the Company recorded a pre-tax restructuring charge of approximately $1.5 million ($0.9 million, net of taxes) related to severance associated with the elimination of employee positions. These job eliminations were part of the Company's cost reduction initiatives designed to scale the Company's operating expenses to a level appropriate with its reduced level of sales volume. These costs are included within the following line items of the Company's consolidated statement of operations: cost of revenues ($0.2 million), marketing and sales ($1.1 million), technology and development ($0.1 million) and general and administrative ($0.1 million). Of the $1.5 million of severance costs, $1.0 million was paid during the three months ended March 29, 2009, $0.5 million remains accrued at the end of the quarter.



Note 10 - Business Segments

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

                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------     --------------------------------
                                                       March 29,     March 30,            March 29,        March 30,
  Net revenues                                           2009           2008                2009              2008
                                                    -------------  --------------     --------------   ---------------
                                                                            (in thousands)

    Net revenues:
        1-800-Flowers.com Consumer Floral               $105,326       $140,018            $285,909         $342,687
        BloomNet Wire Service                             16,957         15,410              47,823           38,033
        Gourmet Food & Gift Baskets                       33,266         39,675             212,305          173,442
        Home & Children's Gifts                           18,492         24,565             118,844          147,313
        Corporate (*)                                        174            371                 975            2,081
        Intercompany eliminations                         (1,244)        (1,472)             (5,524)          (3,977)
                                                    -------------  --------------      --------------   --------------
    Total net revenues                                  $172,971       $219,567            $660,332         $699,579
                                                    =============  ==============      ==============   ==============

                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------     --------------------------------
                                                       March 29,     March 30,            March 29,        March 30,
   Operating Income                                      2009           2008                2009              2008
                                                    -------------  --------------     --------------   ---------------
                                                                            (in thousands)

    Category Contribution Margin:
        1-800-Flowers.com Consumer Floral                 $7,753        $17,221             $27,346          $42,727
        BloomNet Wire Service                              5,542          5,561              14,800           12,583
        Gourmet Food & Gift Baskets                          918          3,281              26,134           26,338
        Home & Children's Gifts                           (2,074)        (3,239)             (1,522)           3,212
                                                    -------------  --------------      --------------   --------------
    Category Contribution Margin Subtotal                 12,139         22,824              66,758           84,860
        Corporate (*)                                    (13,683)       (12,572)            (37,696)         (39,364)
        Depreciation and amortization                     (6,144)        (5,011)            (17,629)         (14,848)
        Goodwill and Intangible impairment               (76,460)             -             (96,496)               -
                                                    -------------  --------------      --------------   --------------
    Operating income (loss)                             $(84,148)        $5,241            $(85,063)         $30,648
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

Note 11 - Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" and under Part II Item 1A -- "Risk Factors".

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) (1-800-356-9377 or www.1800flowers.com) was listed as a Top 50 Online Retailer by Internet Retailer in 2006, as well as 2008 Laureate Honoree by the Computerworld Honors Program and the recipient of ICMI's 2006 Global Call Center of the Year Award. 1-800-FLOWERS.COM offers the best of both worlds: exquisite arrangements created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight Fresh From Our Growers(R). As always, 100% satisfaction and and freshness are guaranteed. Also, visit 1-800-Flowers en Espanol (www.1800flowersenespanol.com). The Company's BloomNet(R) international floral wire service provides (www.mybloomnet.net) a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May(R) Confections Brands (www.fanniemay.com and www.harrylondon.com); wine gifts from Ambrosia(R) (www.ambrosia.com) and Geerlings & Wade (www.Geerwade.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com)
and      DesignPacTM      Gifts       (www.designpac.com);       Celebrations(R)
(www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips; as well as Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com).


Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market under ticker symbol FLWS.

Category Information

The Company has segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The following table presents the contribution of net revenues, gross profit and category contribution margin or category "Adjusted EBITDA" (earnings before interest, taxes, depreciation and amortization, and goodwill and intangible impairment) from each of the Company's business categories.

                                                     Three Months Ended                             Nine Months Ended
                                          -----------------------------------------   --------------------------------------------
                                            March 29,      March 30,                     March 29,       March 30,
                                              2009           2008        % Change          2009             2008         % Change
                                          -------------- --------------  ----------   --------------   -------------   -----------
                                                                               (in thousands)

   Net revenues:
       1-800-Flowers.com Consumer Floral     $105,326       $141,018        (25.3)%     $285,909         $342,687          (16.6)%
       BloomNet Wire Service                   16,957         15,410         10.0%        47,823           38,033           25.7%
       Gourmet Food & Gift Baskets             33,266         39,675        (16.2)%      212,305          173,442           22.4%
       Home & Children's Gifts                 18,492         24,565        (24.7)%      118,844          147,313          (19.3)%
       Corporate (*)                              174            371        (53.1)%          975            2,081          (53.1)%
       Intercompany eliminations               (1,244)        (1,472)        15.5%        (5,524)          (3,977)         (38.9)%
                                          -------------- --------------               --------------   -------------
   Total net revenues                        $172,971       $219,567        (21.2)%     $660,332         $699,579           (5.6)%
                                          ============== ==============               ==============   =============

                                                     Three Months Ended                             Nine Months Ended
                                          -----------------------------------------   --------------------------------------------
                                            March 29,      March 30,                     March 29,       March 30,
                                              2009           2008        % Change          2009             2008         % Change
                                          -------------- --------------  ----------   --------------   -------------   -----------
                                                                               (in thousands)

   Gross profit:
       1-800-Flowers.com Consumer Floral      $37,291       $53,520         (30.3)%       $104,918         $132,540          (20.8)%
                                                 35.4%         38.0%                          36.7%            38.7%

       BloomNet Wire Service                    9,382         8,419          11.4%          26,488           21,301           24.4%
                                                 55.3%         54.6%                          55.4%            56.0%

       Gourmet Food & Gift Baskets             15,171        18,221         (16.7)%         83,499           82,002            1.8%
                                                 45.6%         45.9%                          39.3%            47.3%

       Home & Children's Gifts                  7,865         9,544         (17.6)%         55,070           66,341          (17.0)%
                                                 42.5%         38.9%                          46.3%            45.0%

       Corporate (*)                              (86)           79        (208.9)%            239              842          (71.6)%
                                                (49.4)%        21.3%                          24.5%            40.5%

       Intercompany eliminations                  (47)         (278)                          (523)            (584)
                                          -------------  --------------               --------------   --------------
   Total gross profit                         $69,576       $89,505         (22.3)%       $269,691         $302,442          (10.8)%
                                          =============  ==============               ==============   ==============
                                                 40.2%         40.8%                          40.8%            43.2%
                                          =============  ==============               ==============   ==============


                                                     Three Months Ended                             Nine Months Ended
                                          -----------------------------------------   --------------------------------------------
                                            March 29,      March 30,                     March 29,       March 30,
   Adjusted EBITDA(**)                        2009           2008        % Change          2009             2008         % Change
                                          -------------- --------------  ----------   --------------   -------------   -----------
                                                                               (in thousands)
   Category Contribution Margin:
       1-800-Flowers.com Consumer Floral       $7,753       $17,221         (55.0)%        $27,346          $42,727          (36.0)%
       BloomNet Wire Service                    5,542         5,561          (0.3)%         14,800           12,583           17.6%
       Gourmet Food & Gift Baskets                918         3,281         (72.0)%         26,134           26,338           (0.8)%
       Home & Children's Gifts                 (2,074)       (3,239)         36.0%          (1,522)           3,212         (147.4)%
                                          -------------  --------------               --------------   --------------
   Category Contribution Margin Subtotal       12,139        22,824         (46.8)%         66,758           84,860          (21.3)%
       Corporate (*)                          (13,683)      (12,572)         (8.8)%        (37,696)         (39,364)           4.2%
                                          -------------  --------------               --------------   --------------
   Adjusted EBITDA                            $(1,544)      $10,252        (115.0)%        $29,062          $45,496          (36.1)%
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

(**) Performance is measured based on category  contribution  margin or category
     Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead, described above, nor does it include depreciation and amortization, goodwill and intangible impairment, other income (net), and income taxes. Management utilizes EBITDA as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as the interest coverage ratio and consolidated leverage ratio. EBITDA is also used by the Company to evaluate and price potential acquisition candidates. EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Reconciliation of Net (Loss) Income to Adjusted EBITDA:

                                                                 Three Months Ended          Nine Months Ended
                                                                ------------------------   -------------------------
                                                                 March 29,    March 30,      March 29,   March 30,
                                                                   2009         2008           2009        2008
                                                                ----------- ------------    ---------- -------------
                                                                                    (in thousands)
                                                                ----------- -------------------------- -------------

       Net (loss) income                                         ($65,775)     $3,290        ($76,190)    $16,756
       Add:
         Interest expense                                           1,103       1,073           4,769       4,355
         Depreciation and amortization                              6,144       5.011          17,629      14,848
         Income tax expense                                       (19,362       1,266         (13,329)     10,428
         Goodwill and intangible impairment                        76,460           -          96,496           -
       Less:
         Interest income                                               56         363             228         836
         Other expense (income)                                        58          25              85          55
                                                                ----------- ------------    ---------- -------------
       Adjusted EBITDA                                            ($1,544)    $10,252         $29,062     $45,496
                                                                =========== ============    ========== =============

Results of Operations


Net Revenues

                                                Three Months Ended                             Nine Months Ended
                                     -----------------------------------------   --------------------------------------------
                                       March 29,      March 30,                     March 29,       March 30,
                                         2009           2008        % Change          2009             2008         % Change
                                     -------------- --------------  ----------   --------------   -------------   -----------
                                                                          (in thousands)

Net revenues:
 E-Commerce                            $131,946         $177,476     (25.7)%        $469,818        $566,147         (17.0)%
 Other                                   41,025           42,091      (2.5)%         190,514         133,432          42.8%
                                     -------------- --------------               --------------   -------------   -----------
Total net revenues                     $172,971         $219,567     (21.2)%        $660,332        $699,579          (5.6)%
                                     ============== ==============               ==============   =============

During the three and nine months ended March 29, 2009, revenues declined by 21.2% and 5.6% in comparison to the respective prior year periods, resulting from continued weakness in the retail economy, and, to a lesser extent, the shift in the Easter holiday, which fell in the third quarter during the prior fiscal year and accounted for approximately $7.0 million in net revenue, as well as the date placement of Valentines Day, which fell on a Saturday this year, rather than a weekday, which is historically much better for the Company's online business. The decline was partially offset by growth in the Company's BloomNet Wire Service category, which increased during the three and nine months ended March 29, 2009 by 10.0% and 25.7% over the respective prior year periods due to the acquisition of Napco, a wholesaler of floral hardgoods, in July 2008. Organic revenue, excluding the revenue associated with the acquisitions of DesignPac, Napco, and Geerlings & Wade, declined approximately 23.2% and 15.5% respectively, during the three and nine months ended March 29, 2009. Geerlings & Wade, acquired on March 25, 2009, contributed an insignificant amount of revenues during the quarter.


The Company fulfilled approximately 2,096,000 and 7,413,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and nine months ended March 29, 2009, respectively, decreasing by 23.5% and 15.7%, over the respective prior year periods, reflecting the continued decline in consumer spending, as well as the shift in the timing of the Easter Holiday. The Company's E-commerce average order values during the three and nine months ended March 29, 2009, of $62.96 and $63.38, decreased 2.8% and 1.5% in comparison to the respective prior year periods.

Other revenues for the three months ended March 29, 2009, decreased over the prior year as a result of lower retail store sales, which were negatively impacted by the overall weakness of the economy, whereas other revenues for the nine months ended March 29, 2009 increased in comparison to the same period of the prior year as a result of the Company's recent acquisitions of Napco and DesignPac.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three and nine months ended March 29, 2009 decreased 25.3% and 16.6%, respectively, over the prior year periods due to lower order volume as a result of continued decline in demand throughout the consumer sector, caused by as a result of the weak economy, combined with the shift in the Easter Holiday, and Valentines Day falling on a Saturday this year compared to Thursday of the prior year. 1-800-Flowers e-commerce business has historically performed better when Valentine's Day falls on a weekday, rather than a weekend.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three and nine months ended March 29, 2009 increased 10.0% and 25.7%, respectively, over the prior year periods, primarily as a result of the incremental revenue generated by the acquisition of Napco in July 2008, and continued growth within the category as a result of market share improvements, as well as expanded service offerings and pricing initiatives, which offset declines in wholesale product sales.

The Gourmet Food & Gift Baskets category includes the revenues of Cheryl & Co., Fannie May (including Harry London), Popcorn Factory, The Winetasting Network (including Geerlings & Wade) and DesignPac brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. During the three months ended March 29, 2009, net revenue decreased 16.2% compared to the prior year period, reflecting overall weakness in the retail environment and the shift of the Easter holiday into the fourth quarter. Net revenue during the nine months ended March 29, 2009, increased by 22.4% over the prior year period as a result of incremental wholesales revenue generated by DesignPac, acquired in April 2008, but was partially offset by decreased net revenue from the category's E-Commerce and retail stores channels as a result of reduced consumer spending and the shift of the Easter holiday.

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand. During the three and nine months ended March 29, 2009, net revenue decreased by 24.7% and 19.3%, respectively, over the prior year periods primarily as a result of lower order volume from its E-commerce sales channel, due to a combination of significantly reduced consumer spending, particularly in the home decor product category, and a planned reduction in catalog circulation designed to improve category contribution. Further contributing to the revenue decline were lower retail store sales, compared to the same period of the prior year, due to a decline in customer traffic. As a result of this weak performance, the Company has implemented a plan to downsize the operations of its Home & Children's Gift category, including a reduction in catalog marketing, resizing the business to align its infrastructure with the expectation of continued weakness in the home decor retail sector.

The Company expects economic conditions for consumers will continue to be very challenging. Based on this outlook, and combined with its results for the nine months ended March 29, 2009, the Company anticipates that revenues for the full fiscal year 2009 will be down approximately 5-to-10 percent compared with the prior year. In order to mitigate the impact of the revenue decline, the Company plans to continue its operating expense reduction programs which, from fiscal
2006 through fiscal 2008, reduced its operating expense ratio by 290 basis points.

Gross Profit

                                                Three Months Ended                             Nine Months Ended
                                     -----------------------------------------   --------------------------------------------
                                       March 29,      March 30,                     March 29,       March 30,
                                         2009           2008        % Change          2009             2008         % Change
                                     -------------- --------------  ----------   --------------   -------------   -----------
                                                                  (in thousands)

Gross profit                           $69,576          $89,505      (22.3)%        $269,691         $302,442        (10.8)%
Gross margin %                            40.2%            40.8%                        40.8%            43.2%

Gross profit decreased during the three and nine months ended March 29, 2009, primarily as a result of the decline in revenues described above, offset in part by the incremental gross profit generated by the DesignPac and Napco acquisitions. Gross margin percentage during the three and nine months ended March 29, 2009, decreased by 60 and 240 basis points, respectively, primarily reflecting a combination of product mix associated with revenues from the Company's most recent acquisitions, which are primarily wholesale businesses, as well as increased promotional activity to improve sales.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased during the three and nine months ended March 29, 2009 by 30.3% and 260 basis points, and 20.8% and 200 basis points, over the respective prior year periods, as a result of decreased sales volume and promotional pricing, which characterized the retail sector, including the Valentine's Day holiday.

The BloomNet Wire Service category gross profit increased during the three and nine months ended March 29, 2009, by 11.4% and 24.4%, respectively, compared to the prior year periods, as a result of the aforementioned revenue contribution from the Napco acquisition in July 2008, as well as increased revenue resulting from expanded service offerings and pricing initiatives. Gross profit margins during the three months ended March 29, 2009, increased by 70 basis points in comparison to the prior year as a result of product mix, whereas gross profit margins decreased by 60 basis points during the nine months ended March 29, 2009, reflecting the impact of the wholesale margins associated with the Napco product line during its heavy selling period which falls within the Company's first fiscal quarter.

The Gourmet Food & Gift Baskets category gross margin percentages during the three months ended March 29, 2009 were consistent with the prior year, however, gross profit decreased by 16.7% as a result of the decline in sales volume, due in part to the shift in the Easter holiday, as well as the soft consumer demand associated with the weakened economy. During the nine months ended March 29, 2009, gross profit increased by 1.8% over the prior year period as a result of the incremental gross profit generated by DesignPac, acquired in April 2008, which also had the effect of decreasing the gross margin percentage as DesignPac products carry lower wholesale margins. Further negatively impacting the decreased gross profit margins during the nine months ended March 29, 2009 was the increased promotional activity during the key holiday periods within the category's E-Commerce and retail store sales channels, in comparison to the prior year.

The Home & Children's Gifts category gross profit during the three and nine months ended March 29, 2009, decreased by 17.6% and 17.0%, respectively, over the prior year periods as a result of the aforementioned revenue declines, offset in part by a higher gross margin percentage, which increased 360 basis points to 42.5% and 130 basis points to 46.3%, respectively, benefiting from enhanced product sourcing and shipping initiatives.

During the remainder of fiscal year 2009, the Company expects its gross margin percentage will remain relatively unchanged in comparison to the prior year as a shift in product mix, and anticipated gross margin improvements in most of its existing businesses through a combination of product sourcing, fulfillment improvements, fuel cost reductions and pricing initiatives, will offset the reduced margin percentage in the 1-800-Flowers Consumer Floral Category caused by ongoing promotional activity.



Marketing and Sales Expense

                                                Three Months Ended                             Nine Months Ended
                                     -----------------------------------------   --------------------------------------------
                                       March 29,      March 30,                     March 29,       March 30,
                                         2009           2008        % Change          2009             2008         % Change
                                     -------------- --------------  ----------   --------------   -------------   -----------
                                                                  (in thousands)

Marketing and sales                    $52,469          $60,587      (13.4)%        $183,487         $196,960         (6.8)%
Percentage of net revenues                30.3%            27.6%                        27.8%            28.2%

During the three and nine months ended March 29, 2009, marketing and sales expenses decreased 13.4% and 6.8% respectively, but increased to 30.3% from 27.6% of net revenue. The overall decrease in expense reflects the Company's ongoing cost reduction programs, including accelerated efforts to reduce these costs in the face of continuing revenue declines. However, the lower revenues during the quarter, combined with severance associated with the Company's cost reduction programs recorded within marketing and selling of $1.1 million, unfavorably impacted the Company's leverage during the quarter. During the nine months ended March 29, 2009, marketing and sales expenses declined to 27.8% from 28.2% of net revenues, as a result of brand mix, including the impact of DesignPac, which has low operating costs relative to its revenue and the Company's expense reduction initiatives. These programs, which began in 2006, were designed to improve operating leverage across the Company's brands, reducing the Company's operating expense ratio by 290 basis points through fiscal 2008, and have been expanded and accelerated to mitigate the revenue reductions that have been associated with the current economic decline. Within marketing and sales, the Company has undertaken programs that have reduced or reallocated media, portal spending, and customer prospecting through catalogs, which were not expected to generate sufficient returns in this challenging economic environment. In addition, initiatives such as catalog printing and co-mailing, e-mail pricing reductions and further virtualization of our consumer service platform to reduce fixed facility and labor, have enabled the Company to improve its cost structure.

During the three and nine months ended March 29, 2009, the Company added approximately 651,000 and 2,137,000 new E-commerce customers, respectively. Of the 1,678,000 and 4,685,000 total customers who placed E-commerce orders during the three and nine months ended March 29, 2009, respectively, approximately 61.2% and 54.4%, respectively, were repeat customers, compared to 59.4% and 51.3% during the respective prior year periods, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.


During the remainder of fiscal 2009, the Company expects that marketing and sales expense will continue to decrease in comparison to the prior year, but increase slightly as a percentage of net revenues due to the anticipated continued decline in sales. This decline is expected to be mitigated by the aforementioned expense reduction initiatives, as well as reductions in variable labor commensurate with lower order volumes.


Technology and Development Expense

                                                Three Months Ended                             Nine Months Ended
                                     -----------------------------------------   --------------------------------------------
                                       March 29,      March 30,                     March 29,       March 30,
                                         2009           2008        % Change          2009             2008         % Change
                                     -------------- --------------  ----------   --------------   -------------   -----------
                                                                  (in thousands)

Technology and development              $5,679           $5,515        3.0%          $16,518          $16,169          2.2%
Percentage of net revenues                 3.3%             2.5%                         2.5%             2.3%


During the three and nine months ended March 29, 2009, technology and development expense increased by 3.0% and 2.2% over the respective prior year periods, as a result of severance associated with the Company's cost reduction programs of $0.1 million, as well as the incremental technology and integration costs associated with the acquisitions of DesignPac and Napco.

During the three and nine months ended March 29, 2009, the Company expended $9.3 million and $30.4 million on technology and development, of which $3.6 million and $13.9 million has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, and as a result of the Company's revised revenue expectations for the remainder of the year, the Company expects that its spending for the remainder of fiscal 2009 will increase slightly, as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expense

                                                Three Months Ended                             Nine Months Ended
                                     -----------------------------------------   --------------------------------------------
                                       March 29,      March 30,                     March 29,       March 30,
                                         2009           2008        % Change          2009             2008         % Change
                                     -------------- --------------  ----------   --------------   -------------   -----------
                                                                  (in thousands)

General and administrative             $12,972          $13,151       (1.4%)         $40,624          $43,817         (7.3%)
Percentage of net revenues                 7.5%             6.0%                         6.2%             6.3%

General and administrative expense decreased by 1.4% and 7.3% during the three and nine months ended March 29, 2009, respectively, as the prior year periods reflect the achievement of certain cash and equity performance based bonus targets, which are not expected to be earned in fiscal 2009 (refer to Note 3 for further information on equity based compensation), as well as cost reduction initiatives, offset in part by the incremental expenses of DesignPac and Napco.

Although the Company has accelerated its cost reduction initiatives, as a result of the Company's revised revenue expectations, and the incremental expenses associated with DesignPac and Napco, the Company expects that its general and administrative expenses for the remainder of fiscal 2009 will increase as a percentage of net revenues in comparison to the prior year.

Depreciation and Amortization Expense

                                                Three Months Ended                             Nine Months Ended
                                     -----------------------------------------   --------------------------------------------
                                       March 29,      March 30,                     March 29,       March 30,
                                         2009           2008        % Change          2009             2008         % Change
                                     -------------- --------------  ----------   --------------   -------------   -----------
                                                                  (in thousands)

Depreciation and amortization           $6,144           $5,011       22.6%          $17,629          $14,848         18.7%
Percentage of net revenues                 3.6%             2.3%                         2.7%             2.1%

Depreciation and amortization expense increased by 22.6% and 18.7% during the three and nine months ended March 29, 2009, in comparison to the prior year periods, as a result of capital additions for technology platform improvements and the incremental amortization related to the intangibles established as a result of the acquisition of DesignPac in April 2008.

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

Goodwill and Other Intangibles Impairment

During the second quarter of fiscal 2009 the Company assessed the recent performance of its Home & Children's Gift category businesses and its plans to resize this category based on the expectations of continued weakness in the home decor retail sector. The Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands experienced lower revenue growth than anticipated with deteriorating operating margins. This shortfall was primarily attributable to decreased consumer spending as a result of the challenging economic environment. As a result of this analysis, impairment charges related to goodwill and other intangibles totaling $20.0 million were recorded. (Refer to Note 6 for further details).

As a result of a continued decline of the Company's market capitalization, and contraction of public company multiples, as well as further erosion of revenues within certain brands and the overall operating income and cash flows of the Gourmet Food and Gift Basket segment, coupled with a reduction in the outlook of the performance of this segment based upon the expectation of a continuation of the current economic downturn, during the three months ended March 29, 2009, the Company recorded an impairment charge of $76.5 million for the write-down of goodwill and intangibles related to this business segment. (Refer to Note 6 for further details).

Other Income (Expense)

                                               Three Months Ended          Nine Months Ended
                                            ------------------------   -------------------------
                                              March 29,    March 30,      March 29,   March 30,
                                                2009         2008           2009        2008
                                            ----------- ------------    ---------- -------------
                                                              (in thousands)

              Interest income                   $56          $363           $228       $836
              Interest expense               (1,103)       (1,073)        (4,769)    (4,355)
              Other                              58            25             85         55
                                            ----------- ------------    ---------- -------------
                                              ($989)        ($685)       ($4,456)   ($3,464)
                                            =========== ============    ========== =============

Other income (expense) consists primarily of interest income earned on the Company's investments and available cash balances, offset by interest expense, primarily attributable to the Company's long-term debt and revolving line of credit.

Net borrowing costs increased during the three and nine months ended March 29, 2009, in comparison to the prior year periods, primarily as a result of incremental borrowings and related financing costs associated with the Company's 2008 Credit Facility (as defined below).

In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility.

On April 14, 2009, subsequent to quarter end, the Company entered into an amendment to the 2008 Credit Facility (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility includes a prepayment of $20.0 million, reducing the Company's outstanding term loans under the facility to $92.4 million upon closing. In addition, the amendment reduces the Company's revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 29, 2009, also revises certain financial and non-financial covenants, including maintenance of certain financial ratios and eliminates the consolidated net worth covenant that had been included in the previous agreement. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company's leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment. The obligations of the Company and its subsidiaries under the Amended 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

As a result of the modifications of its credit agreements, during the quarter ended June 28, 2009, the Company will write off financing costs associated with the term debt related to both the 2008 Credit Facility and the Amended 2008 Credit Facility, in the amount of approximately $3.0 million.


During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. Borrowings under the bank line are collateralized by the underlying equipment purchased, while the equipment lease line of credit with the vendor is unsecured. In March 2009, the Company financed $6.0 million of equipment purchases through such lease lines. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

Income Taxes

During the three and nine months ended March 29, 2009, the Company recorded an income tax benefit of $19.4 million and $13.3 million, respectively, compared to expense of $1.3 million and $10.4 million during the three and nine months ended March 30, 2008. The Company's effective tax rates for the three and nine months ended March 29, 2009 were 22.7% and 14.9%, respectively, compared to 27.7% and 38.3% during the comparative three and nine months ended March 30, 2008. The effective rates reflect the impact of the non-deductible portions of the goodwill and other intangible impairment charges of $76.5 million and $96.5 million, recorded during the three and nine months ended March 29, 2009, respectively. Excluding these charges, the effective rates during the three and nine months ended March 29, 2009 would have been 40.5% and 37.8%, respectively. The adjusted effective rate during the three and nine months ended March 29, 2009, and the effective rate during the three and nine months ended March 30, 2008, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

Liquidity and Capital Resources

At March 29, 2009, the Company had working capital of $49.9 million, including cash and equivalents of $31.7 million, compared to working capital of $33.4 million, including cash and equivalents of $12.1 million, at June 29, 2008.

Net cash provided by operating activities of $0.8 million for the nine months ended March 29, 2009 was primarily attributable operating income, after adjusting for non-cash charges related to goodwill and other intangible charges (approximately $96.5 million), and depreciation and amortization, offset by an increase in deferred taxes as a result of the non-cash charges related to goodwill and other intangibles, as well as seasonal changes in working capital including lower accounts payable and accrued expenses related to timing of vendor purchases, and increases in receivables, as well as increases in inventory due to acquired businesses and the movement of the Easter holiday into the Company's fiscal fourth quarter.

Net cash used in investing activities of $22.6 million for the nine months ended March 29, 2009 was attributable to capital expenditures, primarily related to the Company's technology and distribution infrastructure, and the acquisition of

Napco in July 2008 and Geerlings & Wade in March 2009. Napco's purchase price of approximately $10.9 million, included an up-front cash payment of $9.3 million, net of cash acquired, and potential "earn-out" incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.

Net cash provided by financing activities of $41.4 million for the nine months ended March 29, 2009 was primarily from bank borrowings related to the Company's 2008 Credit Facility, net of the repayment of bank borrowings on outstanding debt and long-term capital lease obligations, as well as debt issuance costs.

In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility.

On April 14, 2009, subsequent to quarter end, the Company entered into an amendment to the 2008 Credit Facility (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility includes a prepayment of $20.0 million (included in current maturities above), reducing the Company's outstanding term loans under the facility to $92.4 million upon closing. In addition, the amendment reduces the Company's revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 29, 2009, also revises certain financial and non-financial covenants, including maintenance of certain financial ratios and eliminates the consolidated net worth covenant that had been included in the previous agreement. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or
(ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company's leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment. The obligations of the Company and its subsidiaries under the Amended 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

As a result of the modifications of its credit agreements, during the quarter ended June 28, 2009, the Company will write off financing costs associated with the term debt related to both the 2008 Credit Facility and the Amended 2008 Credit Facility, in the amount of approximately $3.0 million.

At March 29, 2009, the Company had no outstanding amounts under its revolving credit facility.

During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which mature in April 2012, range from 2.99% to 7.48%. Borrowings under the bank line are collateralized by the underlying equipment purchased, while the equipment lease line with the vendor is unsecured. In March 2009, the Company financed $6.0 million of equipment purchases through such lease lines. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. The Company repurchased $0.4 million and $0.8 million of common stock during the three and nine months ended March 29, 2009, respectively. As of March 29, 2009, $13.2 million remains authorized but unused.

At March 29, 2009, the Company's contractual obligations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1        1 - 2                            More than 5
                                             Total               year        years        3 - 5 years               years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt, including interest        $126,552            $30,291         $69,487          $26,774                  $-
Capital lease obligations,
 including interest                          6,461              2,124           4,249               88                   -
Operating lease obligations                 69,741             11,696          23,281           18,632              16,132
Sublease obligations                         6,693              2,191           2,732            1,028                 742
Marketing Agreement                         12,254              2,254          10,000
Purchase commitments (*)                    16,237             16,237               -                -                   -
                                        -----------    ---------------    ------------   --------------    ----------------
     Total                                $237,938            $64,793        $109,749          $46,522             $16,874
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

The Company performs an annual impairment test as of the first day of its fiscal fourth quarter, or earlier if indicators of potential impairment exist (as was the case this year), to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and other assumptions, including revenue growth and operating margins, discount rates and future market conditions, among others. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses is impaired.

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

Recent Accounting Pronouncements


In December 2007, the FASB issued Statement No. 141 (Revised), "Business Combinations" ("SFAS No. 141R") and SFAS 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS No. 141R and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS 141R and SFAS 160 will be effective for the Company during the fiscal year beginning June 29, 2009. The

Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial conditions as the impact is solely dependent on the terms of any business combination entered into by the Company after June 29, 2009.

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


Forward- Looking Information and Factors that May Affect Future Results


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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We caution readers not to place undue reliance on forward looking statements, which speak only as of the date of this report.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of March 29, 2009, the Company's outstanding debt, including current maturities, approximated $118.4 million, of which $112.4 million was variable rate debt. Each 25 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three months and nine months ended March 29, 2009, respectively. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer's level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During the nine months ended March 29, 2009, the volatility and disruption in the financial markets have reached unprecedented levels. This financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Declines in consumer spending has reduced, during our third fiscal quarter of 2009, and may continue to reduce our revenues, gross margins and earnings. We are currently operating in challenging macroeconomic conditions, which may continue during the remainder of fiscal 2009 and into fiscal 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first nine months of fiscal 2009, which includes the period June 30, 2008 through March 29, 2009:

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
Period                            Shares Purchased       Paid Per Share        Programs                 Programs
---------------------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

6/30/08 - 7/27/08                              -                   $-                        -                   $13,962
7/28/08 - 8/24/08                              -                   $-                        -                   $13,962
8/25/08 - 9/28/08                              -                   $-                        -                   $13,962
9/29/08 - 10/26/08                           4.5                $6.87                      4.5                   $13,932
10/27/08 - 11/23/08                         56.1                $4.58                     56.1                   $13,675
11/24/08 - 12/28/08                         28.3                $3.23                     28.3                   $13,583
12/29/08 - 1/25/09                             -                   $-                        -                   $13,583
1/26/09 - 2/22/09                              -                   $-                        -                   $13,583
2/23/09 - 3/29/09                          308.1                $1.39                    308.1                   $13,156
                             --------------------    -----------------    ---------------------
Total                                      397.0                $2.03                    397.0
                             ====================    =================    =====================

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan that, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of March 29, 2009, $13.2 million remains authorized but unused.

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





                                             1-800-FLOWERS.COM, Inc.
                                             -----------------------------------
                                             (Registrant)




Date: May 8, 2009                            /s/ James F. McCann
------------------                           -----------------------------------
                                             James F. McCann
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors





Date: May 8, 2009                            /s/ William E. Shea
------------------                           -----------------------------------
                                             William E. Shea
                                             Senior Vice President of Finance
                                             and Administration and Chief
                                             Financial Officer