Form 10-K
period 2009-06-28
1 800 FLOWERS COM INC
filed 2009-09-11
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                  Yes | | No | |
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

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

Large accelerated filer | |                            Accelerated filer  |X|
Non-accelerated filer | |(Do not check if a smaller reporting company) Smaller reporting company | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No | |

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 26, 2008, was approximately $90,588,000. The registrant has no non-voting common stock.
                                   26,616,835
 (Number of shares of class A common stock outstanding as of September 4, 2009)

                                   36,858,465
 (Number of shares of class B common stock outstanding as of September 4, 2009)

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

                             1-800-FLOWERS.COM, INC.
                                    FORM 10-K
                     For the fiscal year ended June 28, 2009

                                      INDEX


PART I
  Item 1.    Business                                                          1

  Item 1A.   Risk Factors                                                      9

  Item 1B.   Unresolved Staff Comments                                        17

  Item 2.    Properties                                                       18

  Item 3.    Legal Proceedings                                                18

  Item 4.    Submission of Matters to a Vote of Security Holders              18

PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters and Issuer Purchases of Equity Securities                21

  Item 6.    Selected Financial Data                                          22

  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        25

  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk       42

  Item 8.    Financial Statements and Supplementary Data                      42

  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         42

  Item 9A.   Controls and Procedures                                          42

  Item 9B.   Other Information                                                45

PART III
  Item 10.   Directors, Executive Officers and Corporate Governance           46

  Item 11.   Executive Compensation                                           46

  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       46

  Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                            46

  Item 14.   Principal Accounting Fees and Services                           46

Part IV

  Item 15.   Exhibits, Financial Statement Schedules                          47


  Signatures                                                                  49

                                     PART I

Item 1. BUSINESS

The Company

For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight under our Fresh From Our Growers(R) program. As always, 100 percent satisfaction and freshness are guaranteed. The Company's BloomNet(R) (www.mybloomnet.net) international floral wire service provides a broad range of quality products and value-added services designed to help professional florists to grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com or
www.winetasting.com or www.Geerwade.com); and gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and DesignPac Giftssm (www.designpac.com).

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. The Company has classified the results of operations of its Home & Children's Gifts segment, which includes Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com), as discontinued operations for all periods presented.

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

The Company's online presence has enabled it to expand the number and types of products it can effectively offer to its customers. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use. The Company has broadened its product offering to include products that a customer could expect to find in a high-end florist shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware and gourmet gift baskets. The Company has also significantly expanded its presence in the gourmet food and gift baskets category through a combination of organic initiatives and strategic acquisitions beginning with the purchase of GreatFood.com, Inc. in

November 1999, followed by the purchase of certain assets of The Popcorn Factory, Inc. in May 2002, the addition of wine gifts through the acquisition of The WineTasting Network in November 2004, the addition of cookies and other bakery gift items through the purchase of Cheryl & Co. in March 2005, premium chocolates and confections with the acquisition of Fannie May Confections Brands, Inc., in May 2006 and, most recently, gourmet gift baskets, food towers and gift sets through the acquisition of DesignPac Gifts LLC in April 2008.

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

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts and gourmet gift baskets. This extension of gift offerings helps our customers in all of their celebratory occasions, and has enabled the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company believes its brands are characterized by:

     o Convenience. All of the Company's product offerings can be purchased either via the web and wireless devices, or via the Company's toll-free telephone numbers, 24 hours a day, seven days a week, for those customers who prefer a personal gift advisor to assist them. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.
     o Quality. High-quality products are critical to the Company's continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.
     o    Delivery.  The  Company  has  developed  a  market-proven  fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet (comprised of independent florists operating retail flower shops and Local Fulfillment or Design Centers ("LFC's"), Company-owned stores, LFC's, and franchise stores), with its nine distribution centers located in California, Illinois, New York, Ohio and Florida, and third-party vendors who ship directly to the Company's customers. These fulfillment points are connected by the Company's proprietary "BloomLink(R)" communication system, a secure internet-based system through which orders and related information are transmitted.
     o Selection. Over the course of a year, the Company offers more than 2,600 varieties of fresh-cut flowers, floral arrangements and plants, and more than 7,000 SKUs of gifts, gourmet foods and gift baskets, cookies, chocolates and wines.
     o Customer Service. The Company strives to ensure that customer service, whether online, wireless, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates three customer service facilities, and employs a network of home agents to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

As a result of the dramatic decline in the consumer economy, the Company has intensified its focus on the three principals that it believes will enable the Company to drive long-term profitable growth. These are:

     o Know and take care of our customer by providing the right products and the best services to help them express themselves and connect to the important people in their lives. Although the Company believes it is the leader in our industry at this, it knows it can and must get even better.
     o Maintain and enhance our financial strength and flexibility by aggressively reducing our operating costs while strengthening our balance sheet and adding flexibility to our capital structure.
     o Continue to innovate and invest for the future - in new technology opportunities such as mobile ecommerce and social networking where the Company launched pioneering applications during fiscal 2009; and in our brands and business areas that offer the highest returns and best growth opportunities, such as BloomNet, where the Company continued to grow our market share despite the weak economy, and our Gourmet Food and Gift Baskets business with our upcoming launch of the new 1-800-Baskets.com brand.

As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the Company intends to expand the breadth of the 1-800-Flowers.com brand. The
Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses. In keeping with this strategy, in March 2009, the Company purchased selected assets of Geerlings & Wade, Inc., a retailer of wine and related products. In July 2008, the Company acquired selected assets of Napco Marketing Corp., a wholesale merchandiser and marketer of products designed primarily for the floral industry, and will complement the product line already offered by BloomNet. In April 2008, the Company acquired DesignPac Gifts, LLC, a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components. In May 2006, the Company acquired Fannie May Confections Brands, Inc., a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May(R), Harry London(R) and Fanny Farmer(R) brands. In March 2005, the Company acquired Cheryl & Co., a manufacturer and direct marketer of premium cookies and related baked gift items, and, in November 2004, The Winetasting Network, a distributor and direct-to-consumer marketer of wine and the acquisition of Geerlings & Wade, a marketer of wine. These acquisitions have enabled the Company to more fully develop its gourmet food and gift baskets product line, which the Company has identified as having significant revenue and earnings growth potential. As a complement to the Company's own brands and product lines, the Company has formed strategic relationships, including Martha Stewart for 1-800-FLOWERS.COM, a co-branded line of fresh, seasonal flower arrangements and plants which was launched during the latter part of fiscal 2008, as well as with Lenox(R), Waterford(R), Godiva(R) and Junior's Cheesecake(R). The Company also continues to develop signature products with renowned floral artisans and celebrity chefs in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs.

Business Category Reorganization

The Company has segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. Management reviews the results of the Company's operations by evaluating the following three business categories: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service business. The Consumer Floral business category includes the operations of the Company's flagship brand, 1-800-Flowers.com, while the Gourmet Food and Gift Baskets category includes the operations of Fannie May Confections Brands, Cheryl & Co., The Popcorn Factory, The Winetasting Network, Geerlings & Wade and DesignPac. The BloomNet Wire Service includes the operations of BloomNet, BloomNet Technologies, and Napco.(Refer to Note 14, Business Segments included within Part II, Item 8:
Financial Statements and Supplementary Data.)

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment, which includes home decor and children's gifts from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin as discontinued operations for all periods presented.

The Company's Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral arrangements and plants, gifts, popcorn, gourmet foods and gift baskets, cookies, candy and wine. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers.

The Company's differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company's merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion, convey a sentiment or cater to a casual lifestyle. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that our customers have embraced and come to expect from us, while we eliminate marginal performers from our product offerings.

The Company's product selection consists of:

Flowers & Plants. The Company offers fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, flowers delivered through its Fresh From Our Growers(R) program, and unique floral creations from Julie McCann Mulligan or a variety of specially designed products from the Company's exclusive Martha Stewart for 1-800-Flowers.com(TM) collection. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items from Cheryl & Co., which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. The Popcorn Factory brand pops premium popcorn and specialty snack products, while Fannie May Confections Brands manufactures premium chocolate and candy under the Fannie May, Harry London and various private label brand names. Additionally, through The Winetasting Network, the Company offers its customers an array of different wines from around the world. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. Many of the Company's gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the "giftable" requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customers' gifting needs. In fiscal 2010, the Company expects to launch its 1-800-Baskets brand featuring gourmet and gift baskets confected by the Company's DesignPac brand.

BloomNet Products and Services

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

Marketing and Promotion

The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company's goal is to make its brands synonymous with thoughtful gifting. To do this, the Company intends to invest in its brands and acquisition of new customers through the use of selective on and off-line media, direct marketing, public relations and strategic internet relationships, while cost-effectively capitalizing on the Company's large and loyal customer base.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. We plan to encourage more frequent and extensive use of our branded web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases. From its exclusive Martha Stewart for 1-800-FLOWERS.COM(TM) collection, a co-branded line of unique and sophisticated seasonal flower arrangements and plants which was launched during the latter part of fiscal 2008, to the successful introduction of "Cupcake in Bloom(TM)", a non-edible, cupcake-shaped arrangement of fresh carnations through the 1-800-Flowers Brand, modeled after our delicious signature buttercream cupcakes offered by Cheryl & Co., the Company's marketing and product offerings continue to evolve to meet consumer needs. As of June 28, 2009, the Company's total database of unique customers numbered approximately
31.1 million (11.8 million of which have transacted business with the Company within the past 36 months).

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

E-mails. The Company is able to capitalize on its customer database of approximately 31.1 million unique customers (11.8 million of which have transacted business with the Company within the past 36 months), 19.2 million of which have transacted business with the Company on-line (8.5 million of which have transacted business with the Company online within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products. In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company's web sites. For the year ended June 28, 2009, the Company mailed in excess of 33 million branded catalogs (excluding catalogs from the Home & Childens' Gifts brands).

Off-line Media. The Company utilizes off-line media, including television, radio and print to market its brands and products. Off-line media allows the Company to reach a large number of customers and to target particular market segments.

The Company's Web Sites

The Company offers floral, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its 1-800-FLOWERS.COM web site (www.1800flowers.com). Customers can come to the web site directly or be linked by one of the Company's portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft and
Google,  as well as  thousands  of its online  affiliate  program  members.  The
Company also offers premium chocolates and confections from Fannie May Confections Brands, (www.fanniemay.com and www.harrylondon.com), gourmet food products through 1-800-BASKETS.COM(R) (www.1800baskets.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl&Co. (www.cherylandco.com), and wine gifts from The Winetasting Network (www.ambrosiawine.com, www.winetasting.com and www.geerwade.com) web sites. Greater than 71% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

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

Fulfillment and manufacturing of products is as follows:

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

In addition to its florist designed product, the Company offers its customers an alternative to florist designed products through its Fresh From Our Growers(R) program, and by providing for a full array of products from bouquets to unique floral arrangements designed by in-house expert Julie McCann Mulligan or from its exclusive Martha Stewart for 1-800-FLOWERS.COM(TM) collection.

As of June 28, 2009, the Company operates 2 floral retail stores located in New York and 1 fulfillment center. In addition, the Company has 104 franchised stores, located primarily in California, Colorado, Florida, New Jersey, New York and Texas. Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

Gourmet Foods and Gift Baskets. In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations. The Company's premium chocolates are manufactured and distributed from its 200,000 square foot production facility in Akron, Ohio, and the Company's cookie and baked gifts are fulfilled from its 176,000 square foot baking and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. The Company's wine gift and fulfillment services are provided through the Company's 52,000 square foot fulfillment center in Napa, California and 42,000 square foot fulfillment center in Albany, New York. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets is handled by DesignPac Gifts LLC, through its 249,000 square foot distribution center located in Melrose Park, IL.

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

The Company's fiscal second quarter, its largest in terms of revenues, is expected to account for approximately 34-36% of sales, followed by its fiscal fourth quarter, which is expected to account for 25-27% of sales. The Company's fiscal third quarter is expected to account for approximately 23-25% of sales, while the Company's fiscal first quarter is expected to account for approximately 15-17% of sales.

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

Similarly, the plant, gift basket, gourmet foods and wine categories are highly competitive. Each of these categories encompasses a wide range of products, is highly fragmented and is served by a large number of companies, none of which is dominant. Products in these categories may be purchased from a number of outlets, including mass merchants, telemarketers, retail specialty shops, online retailers and mail-order catalogs.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, "1-800-FLOWERS.COM", "1-800-FLOWERS", "1-800-Baskets", "Plow & Hearth", "Wind & Weather", "GreatFood.com", "The Popcorn Factory", "TheGift.com", "HearthSong", "Magic Cabin", "Winetasting Network", "Geerlings & Wade", "Cheryl&Co.", "Celebrations", "DesignPac", "Napco", "Fannie May" and "Harry London". The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com,
www.plowandhearth.com,         www.windandweather.com,        www.greatfood.com,
www.thepopcornfactory.com,        www.hearthsong.com,        www.magiccabin.com,
www.ambrosiawine.com,          www.winetasting.com,         www.cherylandco.com,
www.fanniemay.com, www.harrylondon.com, www.geerwade.com, www.celebrations.com, and www.designpac.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

The Company intends to continue to license technology from third parties, including Oracle, Microsoft, IBM, Verizon and AT&T, for its communications technology and the software that underlies its business systems. The market is evolving and the Company may need to license additional technologies to remain competitive. The Company may not be able to license these technologies on commercially reasonable terms or at all.

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

Employees

As of June 28, 2009, the Company had a total of approximately 2,300 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.


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

The financial and credit markets have been and continue to experience unprecedented disruption, which may have an adverse effect on our customers' spending patterns and in turn our business, financial condition and results of operations. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer's level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During fiscal 2009, the volatility and disruption in the financial markets have reached unprecedented levels. This financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services.
Declines in consumer spending has reduced, during our fiscal 2009, and may continue to reduce our revenues, gross margins and earnings. We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2010.

The Company's operating results may fluctuate, and this fluctuation could cause financial results to be below expectations. The Company's operating results may fluctuate from period to period for a number of reasons. In budgeting the Company's operating expenses for the foreseeable future, the Company makes assumptions regarding revenue trends; however, some of the Company's operating expenses are fixed in the short term. Sales of the Company's products are seasonal, concentrated in the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays, and the second calendar quarter, due to Mother's Day and Administrative Professionals' Week. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company's expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

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

If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company's business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in its expanded product lines including plants, gift baskets, popcorn, gourmet food and wine and unique or specialty gifts, it expects to continue to incur significant costs in marketing these products. If the Company's customers do not continue to find its product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company's products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company's fulfillment centers located in California, Illinois, New York, Ohio and Florida. The Company has established relationships with Federal Express, UPS and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company's goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

Competition in the floral, plant, gift basket, gourmet food and wine, and specialty gift industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company's competitors include:

     o retail floral shops, some of which maintain toll-free telephone numbers, and web sites;
     o    online floral retailers;
     o    catalog companies that offer floral products;
     o    floral telemarketers and wire services; and
     o supermarkets, mass merchants and specialty gift retailers with floral departments.

Similarly, the plant, gift basket, gourmet food, cookie, candy, wine, and specialty gift categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

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

The Company's business could be injured by significant credit card, debit card and gift card fraud. Customers typically pay for their on-line or telephone orders with debit or credit cards as well as a portion of their orders using gift cards. The Company's revenues and gross margins could decrease if it experienced significant credit card, debit card and gift card fraud. Failure to adequately detect and avoid fraudulent credit card, debit card and gift card transactions could cause the Company to lose its ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, widespread credit card, debit card and gift card fraud may lessen the Company's customers' willingness to purchase products through the Company's web sites or toll-free telephone numbers. For this reason, such failure could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

Defending against intellectual property infringement claims could be expensive and, if the Company is not successful, could disrupt its ability to conduct business. The Company has been unable to register certain of its intellectual properties in some foreign countries, including, "1-800-Flowers.com", "1-800-Flowers" and "800-Flowers". The Company cannot be certain that the products it sells, or services it offers, do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. The Company may be a party to legal proceedings and claims relating to the intellectual property of others from time to time in the ordinary course of its business. The Company may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt its ability to conduct business.

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

A failure to integrate our acquisitions may cause the results of the acquired company, as well as the results of the Company to suffer. The Company has opportunistically acquired a number of companies over the past several years. Additionally the Company may look to acquire additional companies in the future. As part of the acquisition process, the Company embarks upon a project management effort to integrate the acquisition onto our information technology systems and management processes. If we are unsuccessful in integrating our acquisitions, the results of our acquisitions may suffer, management may have to divert valuable resources to oversee and manage the acquisitions, the Company may have to expend additional investments in the acquired company to upgrade personnel and/or information technology systems and the results of the Company may suffer.

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food and alcoholic beverage products may expose it to product liability claims in the event that the use or consumption of these products results in personal injury or property damage. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company's reputation and its brands. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 28, 2009 that remain unresolved.

Item 2.  PROPERTIES

                                                                                                    Square
Location                 Type                 Principal Use                                         Footage        Ownership
------------------------ -------------------- ---------------------------------------------- ------------------ -----------------

Burbank, CA              Office               Administrative                                            2,500         leased

                         Office and
Napa, CA                 warehouse            Distribution, administrative and customer                68,000         leased
                                              service

Jacksonville, FL         Office and           Distribution and administrative                         180,000         leased
                         warehouse

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

                         Office and
Melrose Park, IL         warehouse            Distribution, administrative and customer               249,000         leased
                                              service

Alamogordo, NM (*)       Office               Customer service                                         23,000          owned

Reno, NV                 Warehouse            Distribution                                            140,000         leased

Albany, NY               Warehouse            Distribution                                             42,000         leased

Carle Place, NY          Office               Headquarters and customer service                        92,000         leased



Bethpage, NY             Warehouse            Distribution                                             44,000         leased

Akron, OH                Office, plant and    Manufacturing, distribution and administrative
                         warehouse                                                                    200,000         leased

Obetz, OH                Warehouse            Distribution                                            176,000         leased

Westerville, OH          Office, plant and    Manufacturing, distribution and administrative
                         warehouse                                                                     44,000          owned

Ardmore, OK (**)         Office               Customer service                                         24,000         leased

Vandalia, OH (***)       Warehouse            Distribution                                            200,000         leased

Madison, VA (***)        Warehouse            Distribution, administrative and customer               300,000         leased
                                              service


(*) Facility was closed during August 2009.
(**) Facility was closed during August 2008.
(***) Facilities occupied by Home & Children's Gift segment - classified as discontinued operations.

In addition to the above properties, the Company leases approximately 207,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended June 28, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 11, 2009:

Name                                              Age       Position with the Company
------------------------------------------------ ------    ----------------------------------------------------------

James F. McCann...........................          58       Chairman of the Board and Chief Executive Officer

Christopher G. McCann.....................          48       Director and President

Stephen J. Bozzo..........................          54       Senior Vice President and Chief Information Officer

Gerard M. Gallagher.......................          56       Senior Vice President of Business Affairs, General
                                                             Counsel, and Corporate Secretary

Timothy J. Hopkins........................          55       President of Madison Brands

Jan L. Murley.............................          58       Interim President, Consumer Floral

Mark L. Nance.............................          59       President, BloomNet Wire Service

William E. Shea...........................          50       Senior Vice President, Treasurer, and Chief Financial Officer

David Taiclet.............................          46       President of Gourmet Foods and Gift Baskets




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

Christopher G. McCann has been the Company's President since September 2000 and prior to that had served as the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. Mr. McCann is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Chairman of the Board and Chief Executive Officer.

Stephen J. Bozzo has been our Chief Information Officer since May 2007. Prior to joining the Company, Mr. Bozzo served as Chief Information Officer for the International Division of MetLife Insurance Company since 2001. Mr. Bozzo's business background includes senior executive positions at Bear Stearns Inc. as Managing Director-Principle, AIG as Senior Vice President, Telecommunications and Technical Services and Chase Manhattan Bank, where he was Senior Vice President, Global Telecommunications.

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

Jan L. Murley has been Interim President of the Consumer Floral brand since September 2008 and has been a Director of the Company since February 2007. From June 30, 2008 to September 15, 2008, Ms. Murley rendered marketing consulting services to the Company. Ms. Murley has served as a consultant to Kohlberg Kravis Roberts & Co. (KKR) (a private equity firm) from November 2006 to January 2009. From October 2003 to July 2006, Ms. Murley was Chief Executive Officer and a Director of The Boyds Collection, Ltd. (a publicly traded designer and manufacturer of gifts and collectibles), which was majority-owned by KKR. Boyds filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in October 2005 and emerged from Chapter 11 in June 2006 as a private company. Prior to October 2003, she was group Vice President - Marketing of Hallmark Cards, Inc. (a publisher of greeting cards and related gifts) from 1999 to 2002. Previously, Ms. Murley was employed by Procter & Gamble for more than 20 years, with her last position being Vice President for skin care and personal cleansing products. Ms. Murley has been a Director of The Clorox Company since November 2001 and a Director of Qwest Communications International, Inc. from December 2007.


Mark L. Nance has been President of the BloomNet Wire Service division since August 2006. Before holding his current position, Mr. Nance was our Vice President, Marketing and Sales for Bloomnet after joining us in December 2004. From 1987 until joining us Mr. Nance functioned in a variety of roles at Teleflora, Inc. and American Floral Services (AFS), having held positions in sales, marketing, technology, international development and senior management, and ultimately becoming Chief Marketing Officer.

William E. Shea has been our Senior Vice President of Finance and Administration and Chief Financial Officer since September 2000. Before holding his current position, Mr. Shea was our Vice President of Finance and Corporate Controller after joining us in April 1996. From 1980 until joining us, Mr. Shea was a certified public accountant with Ernst & Young LLP.

David Taiclet has been our President of Gourmet Foods and Gift Baskets since June 2009. Prior to June 2009, Mr. Taiclet served as Chief Executive Officer of the Fannie May Confections Brands since April 2006, upon our acquisition of the company. Prior thereto and commencing in January 1995, Mr. Taiclet was a Co-Founder of a business that ultimately became known as Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products. From May 1991 to January 1995, Mr. Taiclet served in a variety of management positions with Cargill, Inc, , including the Strategy and Business Development Group. Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products. Mr.
Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM's Class A common stock trades on The Nasdaq Stock Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended June 28, 2009 and June 29, 2008.

                                                                                High            Low
                                                                           -------------- --------------
     Year ended June 28, 2009

          June 30, 2008 - September 28, 2008                                  $ 7.26         $ 4.77

          September 29, 2008 - December 28, 2008                              $ 6.18         $ 2.50

          December 29, 2008 - March 29, 2009                                  $ 4.18         $ 0.85

          March 30, 2009 - June 28, 2009                                      $ 3.99         $ 1.80

     Year ended June 29, 2008

          July 2, 2007 - September 30, 2007                                  $ 12.38         $ 8.47

          October 1, 2007 - December 30, 2007                                $ 13.42         $ 8.66

          December 31, 2007 - March 30, 2008                                 $  9.00         $ 6.35

          March 31, 2008 - June 29, 2008                                     $  9.26         $ 6.51

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

Holders

As of September 4, 2009, there were approximately 273 stockholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 4, 2009, there were approximately 20 stockholders of record of the Company's Class B common stock.

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

Resales of Securities

36,922,990 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 4, 2009, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of June 28, 2009, $13.2 million remains authorized but unused.

Under this program, as of June 28, 2009, the Company had repurchased 2,058,685 shares of common stock for $13.1 million, of which $0.8 million (397,899 shares), $1.1 million (133,609 shares) and $0.2 million (24,627 shares) were repurchased during the fiscal years ending June 28, 2009, June 29, 2008 and July 1, 2007, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares from an affiliate. The purchase price was $15,689,000 or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's existing stock repurchase authorization.

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended June 28, 2009, June 29, 2008 and July 1, 2007 and the consolidated balance sheet data as of June 28, 2009 and June 29, 2008, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended July 2, 2006 and July 3, 2005, and the selected consolidated balance sheet data as of July 1, 2007, July 2, 2006 and July 3, 2005, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company's consolidated statement of operations and balance sheet data. The Company acquired selected assets of Geerlings & Wade, Inc. in March 2009 and Napco Marketing Corp. in July 2008, DesignPac Gifts, LLC in April 2008, Fannie May Confections Brands, Inc. in May 2006, Cheryl & Co. in March 2005 and The Winetasting Network in November 2004. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. The Company has classified the results of operations of its Home & Children's Gifts segment as discontinued operations for all periods presented. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                         Years ended (1),(2)
                                                   ----------------------------------------------------------------------
                                                      June 28,      June 29,       July 1,     July 2,        July 3,
                                                       2009          2008           2007        2006           2005
                                                   ------------- -------------- ------------- ------------ --------------
                                                                (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
  E-commerce                                        $ 498,519     $ 584,174       $ 576,627     $ 521,161   $ 461,305
  Other                                               215,431       155,037         149,023        63,661      37,057
                                                   ------------- -------------- ------------- ------------ --------------
    Total net revenues                                713,950       739,211         725,650       584,822     498,362
Cost of revenues                                      432,744       426,916         419,083       350,733     302,439
                                                   ------------- -------------- ------------- ------------ --------------
Gross profit                                          281,206       312,295         306,567       234,089     195,923
Operating expenses:
  Marketing and sales                                 175,839       183,430         180,238       160,932     131,431
  Technology and development                           21,000        19,611          18,871        17,689      13,273
  General and administrative                           50,451        52,107          50,236        37,373      29,481
  Depreciation and amortization                        21,010        17,822          15,353        13,595      12,587
  Goodwill and intangible impairment                   85,438             -               -             -           -
                                                   ------------- -------------- ------------- ------------ --------------
    Total operating expenses                          353,738       272,970         264,698       229,589     186,772
                                                   ------------- -------------- ------------- ------------ --------------
Operating income (loss)                               (72,532)       39,325          41,869         4,500       9,151
Other income (expense), net (3)                        (9,295)       (4,170)         (6,133)          (47)      2,174
                                                   ------------- -------------- ------------- ------------ --------------
Income (loss) from continuing operations
  before income taxes                                 (81,827)       35,155          35,736         4,453      11,325
Income tax expense (benefit) from
  continuing operations                               (15,326)       13,126          14,755         2,382       4,606
                                                   ------------- -------------- ------------- ------------ --------------
Income (loss) from continuing operations              (66,501)       22,029          20,981         2,071       6,719
                                                   ------------- -------------- ------------- ------------ --------------
Income (loss) from discontinued operations,
  before income taxes                                  (4,996)       (1,785)         (6,727)        1,915       1,922
Impairment of discontinued business                   (34,758)            -               -             -           -
Income tax expense (benefit) from discontinued
  operations                                           (7,838)         (810)         (2,864)          799         792
                                                   ------------- -------------- ------------- ------------ --------------
Income (loss) from discontinued operations            (31,916)         (975)         (3,863)        1,116       1,130
                                                   ------------- -------------- ------------- ------------ --------------
Net income (loss)                                   ($ 98,417)     $ 21,054        $ 17,118       $ 3,187     $ 7,849
                                                   ============= ============== ============= ============ ==============
Net income (loss) per common share (basic):
  From continuing operations                           ($1.05)        $0.35           $0.33         $0.03       $0.10
  From discontinued operations                          (0.50)        (0.02)          (0.06)         0.02        0.02
                                                   ============= ============== ============= ============ ==============
Net income (loss) per common share (basic)             ($1.55)        $0.33           $0.27         $0.05       $0.12
                                                   ============= ============== ============= ============ ==============
Net income (loss) per common share (diluted):
From continuing operations                             ($1.05)        $0.34           $0.32         $0.03       $0.10
From discontinued operations                            (0.50)        (0.01)          (0.06)         0.02        0.02
                                                   ============= ============== ============= ============ ==============
Net income (loss) per common share (diluted)           ($1.55)        $0.32           $0.26         $0.05       $0.12
                                                   ============= ============== ============= ============ ==============
Weighted average shares used in the
  calculation of net income (loss) per
  common share:
  Basic                                                63,565        63,074          63,786        65,100      66,038
                                                   ============= ============== ============= ============ ==============
  Diluted                                              63,565        65,458          65,526        66,429      67,402
                                                   ============= ============== ============= ============ ==============

Note (1): The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years ended June 28, 2009, June 29, 2008, July 1, 2007 and July 2, 2006 consisted of 52 weeks, while the fiscal year ended July 3, 2005 consisted of 53 weeks.

Note (2): Effective July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.

Note (3): Other income (expense), net during the fiscal year ended June 28, 2009 includes the write-off of deferred financing costs of approximately $3.2 million related to the April 14, 2009 modification of the Company's 2008 Credit Facility.

                                                                              As of
                                                ------------- ------------- ------------ ------------ ------------
                                                June 28, 2009 June 29, 2008 July 1, 2007 July 2, 2006 July 3,2005
                                                ------------- ------------- ------------ ------------ ------------
                                                                           (in thousands)
        Consolidated Balance Sheet Data:
        Cash and equivalents and short-term
        investments                                $29,562       $12,124      $16,087      $ 24,599         $46,608
        Working capital                             43,679        33,416       51,419        44,250          44,739
        Total assets                               286,127       371,338      352,507       346,634         251,952
        Long-term liabilities                       73,945        63,739       78,911        79,221           5,281
        Total stockholders' equity                 133,783       231,465      201,031       193,183         186,334

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" and under Item 1A -- "Risk Factors."

Description of Business

For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight under our Fresh From Our Growers(R) program. As always, 100 percent satisfaction and freshness are guaranteed. The Company's BloomNet(R) (www.mybloomnet.net) international floral wire service provides a broad range of quality products and value-added services designed to help professional florists to grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com or
www.winetasting.com    or    www.Geerwade.com);    and   gift    baskets    from
1-800-BASKETS.COM(R)     (www.1800baskets.com)     and     DesignPac   Giftssm
(www.designpac.com).

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. The Company has classified the results of operations of its Home & Children's Gifts segment, which includes Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com), as discontinued operations for all periods presented.

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ Global Select Market under ticker symbol FLWS.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. The demand for the Company's products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. During the recent economic downturn, the demand for our products has been adversely affected by the reduction in consumer spending, and the Company's results for the fiscal year ended June 28, 2009 reflect the impact of the global economic downturn.

However, during fiscal 2009, the Company took significant steps to reduce its operating cost structure to improve its results in the near-term, including:

     o During the fourth quarter the Company made the strategic decision to divest its Home & Children's Gifts segment in order to focus its efforts and investments on its key Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories which better leverage the Company's business platform and offer the greatest opportunity for revenue and earnings growth.
     o The Company implemented enterprise-wide cost reduction programs including a 15% reduction in its salaried, full-time labor force, as well as reductions in variable labor commensurate with lower order volumes.
     o The IT infrastructure was reduced through consolidation of hosting sites, reducing footprints and rationalizing maintenance and support applications.

     o Marketing programs across the enterprise were evaluated and spending on such programs has been scaled to levels appropriate to current consumer demand in order to achieve desired returns on these investments.
     o Brick-and-mortar customer service centers were closed, reducing fixed costs, as the Company further virtualized its customer service platform, utilizing technology to expand its home agent network.
     o Product assortments have been evaluated and reformulated to meet reduced price points, providing for better product margins and alleviating the reliance on discounting and markdowns in order to improve demand.

We continue to evaluate further cost-reduction activities as well as the need to adjust our operations in the event that economic conditions deteriorate further. The Company believes that its cost reduction initiatives, combined with its ability to be innovative and execute quickly, will enable it to strengthen its relative competitive position in this difficult economic environment and to take advantage of long-term growth opportunities when favorable business conditions return.

The following tables set forth some of the Company's key financial information:

Category Information

The Company has segmented its organization to improve execution and customer focus and to align its resources to meet the demands of the markets it serves. The following table presents the contribution of net revenues, gross profit and category contribution margin or category "Adjusted EBITDA" (earnings before interest (including write-off of deferred financing costs, taxes, depreciation and amortization, goodwill and intangible impairment and severance and other restructuring costs) from each of the Company's business categories. (As noted previously, the Company's Home & Children's Gifts segment has been classified as discontinued operations and therefore excluded from category information below).

                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   June 28,                     June 29,                    July 1,
    Net revenues                                    2009        % Change         2008        % Change        2007
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)
    Net revenues:
        1-800-Flowers.com Consumer Floral         $414,897        (15.6%)      $491,696           0.1%      $491,404
        BloomNet Wire Service                       63,933         19.5%         53,488          20.5%        44,379
        Gourmet Food & Gift Baskets                240,200         22.4%        196,298           1.9%       192,698
        Corporate (*)                                1,119        (54.0%)         2,431          47.2%         1,652
        Intercompany eliminations                   (6,199)       (31.8%)        (4,702)         (4.9%)       (4,483)
                                                ------------                 -------------               -------------
    Total net revenues from continuing
        operations                                $713,950         (3.4%)      $739,211           1.9%      $725,650
                                                ============                 =============               =============

                                                                             Years Ended
                                                ----------------------------------------------------------------------
                                                   June 28,                     June 29,                    July 1,
    Gross Profit from Continuing Operations:        2009        % Change         2008        % Change        2007
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)

    Gross profit:

       1-800-Flowers.com Consumer Floral          $152,045       (20.1%)      $190,259          (1.4%)     $192,921
                                                      36.6%                       38.7%                        39.3%

       BloomNet Wire Service                        35,374        17.6%         30,080          21.1%        24,844
                                                      55.3%                       56.2%                        56.0%

       Gourmet Food & Gift Baskets                  94,021         2.5%         91,713           4.0%        88,207
                                                      39.1%                       46.7%                        45.8%

       Corporate (*)                                   289       (70.2%)           970          27.0%           764
                                                      25.8%                       39.9%                        46.2%

       Intercompany eliminations                      (524)                       (727)                        (169)
                                                ------------                 -------------               -------------
     Total gross profit from continuing
        operations                                $281,206       (10.0%)      $312,295           1.9%      $306,567
                                                ============                 =============               =============
                                                      39.4%                       42.2%                        42.2%
                                                ============                 =============               =============

                                                                             Years Ended
                                                ----------------------------------------------------------------------
    Adjusted EBITDA(**) from                      June 28,                     June 29,                    July 1,
    Continuing Operations                          2009        % Change         2008        % Change        2007
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)

       1-800-Flowers.com Consumer Floral           $40,882        (35.1%)      $62,967          (3.4%)      $65,166
       BloomNet Wire Service                        19,093          3.2%        18,509          30.7%        14,162
       Gourmet Food & Gift Baskets                  23,433         (4.7%)       24,593          (6.8%)       26,377
                                                ------------                 -------------               -------------
     Category Contribution Margin Subtotal          83,408        (21.4%)      106,069           0.3%       105,705
       Corporate (*)                               (49,492)        (1.2%)      (48,922)         (0.9%)      (48,483)
       Severance and other restructuring costs       2,543        100.0%             -             -              -
                                                ------------                 -------------               -------------
     Adjusted EBITDA from continuing
        operations                                 $36,459        (36.2%)      $57,147           0.1%       $57,222
                                                ============                 =============               =============


                                                                             Years Ended
                                                ----------------------------------------------------------------------
    Discontinued operations:                      June 28,                     June 29,                    July 1,
                                                   2009        % Change         2008        % Change        2007
                                                ------------ --------------- ------------- ------------- -------------
                                                                             (in thousands)

       Net revenues from discontinued
           operations                             $143,746        (20.2%)     $180,181          (3.6%)     $186,948
       Gross profit from discontinued
           operations                               67,439        (17.2%)       81,459          (5.2%)       85,899
       Adjusted EBITDA from discontinued
           operations                               (2,569)      (539.9%)          584         113.3%        (4,392)


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

     (**) Performance  is  measured  based on  category  contribution  margin or category Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), including deferred financing write-offs, income taxes, goodwill and intangible impairment, and severance and other restructuring costs. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates. EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced  in  the  future,  and  EBITDA  does  not  reflect  any  cash
          requirements   for  such  capital   expenditures.   Because  of  these
          limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Due to the Company's strategic decision to divest its Home & Children's Gifts segment and classify such as Discontinued Operations as well as other non-recurring  charges  incurred  during fiscal 2009  (Goodwill  and  intangible impairment; Deferred financing costs write-off; and Severance and other restructuring costs), the following Non-GAAP reconciliation table have been included within MD&A.


  Reconciliation of Net Income (Loss) from Continuing Operations to Adjusted EBITDA from Continuing Operations:

                                                                     Years Ended
                                                          ------------ ------------------------
                                                           June 28,     June 29,     July 1,
                                                             2009         2008        2007
                                                          ------------ ----------- ------------


       Net income (loss) from continuing operations         ($66,501)     $22,029      $20,981
       Add:
          Interest expense                                      6,269       5,039        7,212
          Depreciation and amortization                        21,010      17,822       15,353
          Income tax expense                                        -      13,126       14,755
          Goodwill and intangible impairment                   85,438           -            -
          Deferred financing cost write-off                     3,245           -            -
          Severance and other restructuring costs               2,543           -            -
       Less:
          Income tax benefit                                   15,326           -            -
          Interest income                                         314         826        1,077
          Other income (expense)                                 (95)          43            2
                                                          ------------ ----------- ------------
       Adjusted EBITDA from continuing operations             $36,459     $57,147      $57,222
                                                          ============ =========== ============

Results of Operations

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2009, 2008 and 2007 which ended on June 28, 2009, June 29, 2008 and July 1, 2007 respectively, consisted of 52 weeks.

Net Revenues

                                                                  Years Ended
                                      --------------------------------------------------------------------
                                         June 28,                  June 29,                     July 1,
                                          2009       % Change       2008        % Change         2007
                                      ------------ ------------- ------------- ------------- -------------
                                                                (in thousands)
Net revenues:
   E-Commerce                            $498,519      (14.7%)       $584,174        1.3%        $576,627
   Other                                  215,431       39.0%         155,037        4.0%         149,023
                                          -------                     -------                     -------
                                         $713,950       (3.4%)       $739,211        1.9%        $725,650
                                         ========                    ========                    ========


Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal year ended June 28, 2009, revenues declined by 3.4% over the prior year period, resulting from continued weakness in the retail economy causing a decline in both customer orders as well as overall average order values as consumers "traded down" to lower price point products. The decline was partially offset by revenue growth in the Company's BloomNet Wire Service category, which increased during the year ended June 28, 2009 by 19.5% over the prior year due to the acquisition of Napco, a wholesaler of floral hardgoods, in July 2008, as well as growth from the Gourmet Food & Gift Baskets category by 22.4%, due to the incremental revenue associated with the acquisition of DesignPac in May 2008 and Geerlings & Wade in March 2009. Organic revenue, excluding the revenue associated with the acquisitions of DesignPac, Napco, and Geerlings & Wade, declined approximately 13.1% during the fiscal year ended June 28, 2009. The Company's revenue growth of 1.9% during the fiscal year ended June 29, 2008 was primarily attributable to the continued expansion of the Company's BloomNet Wire Service business, which increased 20.5% over the prior fiscal year, as well as growth from the Gourmet Food & Gift Basket business, which increased 1.9% over the same period of the prior year.

The Company fulfilled approximately 8.6 million, 9.8 million and 9.8 million orders through its e-commerce (combined online and telephonic) sales channel during fiscal 2009, 2008 and 2007, respectively. The Company's e-commerce (combined online and telephonic) sales channel average order value decreased 3.5% to $57.69 during fiscal 2009, as a result of increased promotional pricing and markdowns and consumers trading down to lower price point products, whereas the average order value increased by 1.4% to $59.79 during fiscal 2008, primarily as a result of increased service and shipping charges (in line with industry norms) to partially offset the impact of increased fuel costs passed on from freight carriers.

Other revenues increased during fiscal 2009 as a result of the Company's recent acquisitions of Napco and DesignPac, and during fiscal 2008 due to growth within the Company's BloomNet Wire Service category.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the fiscal year ended June 28, 2009 decreased 15.6% over the prior year period due to lower order volume as a result of continued decline in demand throughout the consumer sector, caused by the weak economy. Net revenues during the fiscal year ended June 29, 2008 increased by 0.1% over the prior year period, primarily from an increased average order value from its e-commerce sales channel, offset in part by lower retail sales from its company-owned floral stores due to the planned transition of Company stores to franchise ownership.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the fiscal year ended June 28, 2009 increased by 19.5% over the prior year, resulting entirely from the incremental revenue generated by the acquisition of Napco in July 2008, as lower wholesale product sales due to florists scaling back purchases due to the recession offset gains in monthly service fees. Net revenues during the fiscal year ended June 29, 2008 increased by 20.5% over the prior year period primarily as a result of increased florists' membership fees, expanded product and service offerings, and pricing initiatives.

The Gourmet Food & Gift Baskets category includes the revenues of Cheryl & Co., Fannie May (including Harry London), Popcorn Factory, The Winetasting Network (including Geerlings & Wade) and DesignPac brands. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenues during the fiscal year ended June 28, 2009 increased by 22.4% over the prior year period as a result of incremental wholesale revenues generated by DesignPac, acquired in April 2008. Net revenues decreased 7.8%, excluding the revenues of DesignPac, as a result of reduced consumer spending caused by the economic down-turn. Net revenues for the fiscal year ended June 29, 2008 increased 1.9% compared to the prior fiscal year as a result of increased direct-to-consumer order volume from Cheryl & Co. and Fannie May Confections brands.

The Company expects economic conditions for consumers will continue to be very challenging. Based on this outlook, the Company anticipates that revenues for the full fiscal year 2010 will be consistent to down approximately 5 percent compared with the prior year.

Gross Profit

                                                                Years Ended
                                 -----------------------------------------------------------------------
                                   June 28,                     June 29,                      July 1,
                                     2009        % Change        2008         % Change         2007
                                 ------------- ------------ --------------- --------------- ------------
                                                             (in thousands)

Gross profit                         $281,206      (10.0%)       $312,295        1.9%          $306,567
Gross margin %                           39.4%                       42.2%                         42.2%

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

Gross profit decreased during the fiscal year ended June 28, 2009, through a combination of the decline in revenues described above, offset in part by the incremental gross profit generated by the DesignPac and Napco acquisitions and the reduction in gross margin percentage. Gross margin percentage during the fiscal year ended June 28, 2009, decreased by 280 basis points, primarily reflecting a combination of product mix associated with revenues from the Company's most recent acquisitions, which are primarily wholesale businesses, as well as increased promotional and markdown activity designed to improve sales. Gross profit increased during the fiscal year ended June 29, 2008 in comparison to the same period of the prior year, primarily as a result of the revenue growth described above. Gross margin percentage during the fiscal year ended June 29, 2008 was consistent with the prior year period.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased during the fiscal years ended June 28, 2009 and June 29, 2008, by 20.1% and 210 basis points, and 1.4% and 60 basis points, over the respective prior year periods, as a result of decreased sales volume and promotional pricing, which has characterized the retail sector as a result of the recession.

The BloomNet Wire Service category gross profit increased during the fiscal year ended June 28, 2009 by 17.6% compared to the prior year, as a result of the aforementioned revenue contribution from the Napco acquisition in July 2008. Gross profit margins decreased by 90 basis points during fiscal 2009 as a result of product mix, including Napco's wholesale products, which bear lower margins. During the fiscal year ended June 29, 2008 gross profit increased by 21.1% over the prior year period as a result of the above mentioned revenue growth resulting from an increase in membership services and pricing initiatives, which also drove a higher gross margin, which increased 20 basis points in comparison to the prior year.

The Gourmet Food & Gift Baskets category gross profit increased during the fiscal year ended June 28, 2009 by 2.5% over the prior year period as a result of the incremental gross profit generated by DesignPac, which was also the primary driver of the decrease in gross margin percentage as DesignPac products carry lower wholesale margins. In addition, gross profit margins were depressed as a result of increased promotional activity during the key holiday periods within the category's E-Commerce and retail store sales channels. During the fiscal year ended June 29, 2008 the Gourmet Food & Gift Basket category gross profit increased by 4.0% over the prior year period as a result of higher revenues and higher gross margin percentage, which increased 90 basis points to 46.7% due to manufacturing efficiencies and sales channel/product mix.

During fiscal 2010, the Company expects its gross margin percentage will improve slightly in comparison to 2009 as a result of a positive shift in product mix and anticipated gross margin improvements in most of its businesses resulting from product sourcing and supply chain initiatives, which are expected to reduce reliance on promotional activity.

Marketing and Sales Expense

                                                                Years Ended
                                 -----------------------------------------------------------------------
                                   June 28,                     June 29,                       July 1,
                                     2009        % Change         2008         % Change         2007
                                 ------------- ------------- --------------- -------------- -------------
                                                             (in thousands)

Marketing and sales                $175,839          (4.1%)       $183,430         1.8%        $180,238
Percentage of sales                 24.6%                            24.8%                        24.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

During the fiscal year ended June 28, 2009, marketing and sales expenses decreased 4.1% and 20 basis points to 24.6% of net revenue in comparison to the prior year. (Excluding the impact of severance and other restructuring costs of $1.8 million including within marketing and sales, marketing and sales expense decreased 5.1% and 40 basis points in comparison to prior year.) The overall decrease in expense reflects the success of the Company's ongoing cost reduction initiatives, including accelerated efforts to reduce costs in the face of continuing revenue declines, as well as the impact of DesignPac's cost structure which has low operating costs relative to its revenue. These cost reduction programs, which began in 2006, were designed to improve operating leverage across the Company's brands, reducing the Company's operating expense ratio by 290 basis points through fiscal 2008, and have been expanded and accelerated to mitigate the revenue reductions that have been associated with the current economic decline. Within marketing and sales, the Company has undertaken programs that have reduced or reallocated media, portal spending, and customer prospecting through catalogs, which were not expected to generate sufficient returns in this challenging economic environment. In addition, initiatives such as catalog print and paper sourcing, co-mailing and e-mail pricing reductions, and further virtualization of our consumer service platform to reduce fixed facility and labor, have enabled the Company to improve its cost structure. During the fiscal year ended June 29, 2008, marketing and sales expenses were consistent as a percentage of revenue in comparison to fiscal 2007.

During the fiscal year ended June 28, 2009 the Company added approximately 2.4 million new e-commerce customers, compared to 2.8 million and 2.7 million in 2008 and 2007, respectively. Of the 5.0 million total customers who placed e-commerce orders during fiscal 2009, approximately 52% were repeat customers, compared to 49% and 48% in 2008 and 2007, respectively, reflecting the Company's ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

During fiscal 2010, the Company expects that marketing and sales expense will continue to decrease in comparison to the prior year, but remain consistent as a percentage of net revenues due to the expectation of a slight decline in sales resulting from anticipated weakness in the economy through the fiscal 2010 holiday season.

Technology and Development Expense

                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                          June 28,                     June 29,                      July 1,
                                           2009          % Change        2008         % Change        2007
                                        -------------- ------------- -------------  ------------- -------------
                                                                    (in thousands)


Technology and development                    $21,000         7.1%        $19,611          3.9%        $18,871
Percentage of sales                               2.9%                        2.7%                         2.6%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems.

During the fiscal year ended June 28, 2009, technology and development expense increased by 7.1% over the prior year as a result of the incremental technology and integration costs associated with the acquisitions of DesignPac and Napco, and an increase in hosting costs, as well as severance and restructuring costs associated with the Company's cost reduction programs in the amount of $0.3 million. Fiscal 2009 restructuring initiatives included a reduction in the number of hosting sites and footprint which will result in annualized savings during fiscal 2010. During fiscal 2008, technology and development expense increased 3.9% and 10 basis points to 2.6% of net revenues, in comparison to the prior year period as a result of increased labor costs. The increased labor costs were necessary to support the Company's technology platform, and were partially offset by savings derived from renegotiating certain technology maintenance and license agreements.

During the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 the Company expended $35.7 million, $32.2 million, and $29.5 million, respectively, on technology and development, of which $14.7 million, $12.6 million, and $10.6 million, respectively, has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, and expects that its spending for fiscal 2010 will decrease slightly, as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expense

                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                           June 28,                     June 29,                      July 1,
                                            2009          % Change        2008         % Change        2007
                                        -------------- ------------- -------------  ------------- -------------
                                                                    (in thousands)

General and administrative                   $50,451        (3.2%)       $52,107          3.7%        $50,236
Percentage of sales                              7.1%                        7.0%                         6.9%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased by 3.2% during the fiscal year ended June 28, 2009, as the prior year period reflects the achievement of certain cash and equity performance based bonus targets, which were not earned in fiscal 2009, as well as cost reduction initiatives, offset in part by the incremental expenses of DesignPac and Napco and severance and restructuring costs of approximately $0.2 million. During fiscal 2008, general and administrative expenses increased 3.7% as a percentage of net revenues in comparison to the prior year, due to increased professional fees and corporate initiatives. The benefit of these increased costs in fiscal 2008 are reflected in the improvements within the Company's overall operating expense ratios, in comparison to the same period of the prior year.

As a result of cost reduction initiatives, the Company expects that its general and administrative expenses for fiscal 2010 will decrease slightly as a percentage of net revenues in comparison to the prior year.

Depreciation and Amortization

                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                           June 28,                     June 29,                      July 1,
                                            2009          % Change        2008         % Change        2007
                                        -------------- ------------- -------------  ------------- -------------
                                                                    (in thousands)


Depreciation and amortization                $21,010        17.9%        $17,822         16.1%        $15,353
Percentage of sales                              2.9%                        2.4%                         2.1%

Depreciation and amortization expense increased by 17.9% and 16.1% during the fiscal years ended June 28, 2009 and June 29, 2008, respectively, in comparison to the prior year periods, as a result of capital additions for technology platform improvements and the incremental amortization related to the intangibles established as a result of the acquisition of DesignPac in April 2008.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms, are critical to attaining its strategic objectives. However, the Company is committed to reducing its capital expenditures and coupled with the impairment charge associated with certain of its amortizable intangibles, the Company expects that depreciation and amortization for fiscal 2010 will decrease in comparison to the prior year.

Goodwill and Intangible Impairment

During fiscal 2009 the Gourmet Food & Gift Basket segment experienced declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy. Based upon the expectation of a continuation of the current economic downturn, supported by lower order quantities received for the upcoming holiday season by certain wholesale customers, coupled with a decline of the Company's market capitalization and contraction of public company multiples, the Company recorded goodwill and intangible impairment charges of $85.4 million during the year ended June 28, 2009. Of the total impairment, approximately $65.6 million was related to goodwill and $19.8 million was related to intangibles.

Other Income (Expense)

                                                                     Years Ended
                                        -----------------------------------------------------------------------
                                           June 28,                     June 29,                      July 1,
                                            2009          % Change        2008         % Change        2007
                                        -------------- ------------- -------------  ------------- -------------
                                                                    (in thousands)


Interest income                              $ 314          (62.0%)       $ 826          (23.3%)       $1,077
Interest expense                            (6,269)         (24.4%)      (5,039)         (30.1%)       (7,212)
Deferred financing write-off                (3,245)             -             -            -                -
Other, net                                     (95)        (320.9%)          43        2,050.0%             2
                                        --------------               -------------                -------------
                                           $(9,295)         122.9%      $(4,170)          32.0%       $(6,133)
                                        ==============               =============                =============

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, primarily attributable to the Company's long-term debt and revolving line of credit, partially offset by income earned on the Company's investments and available cash balances.

Net borrowing costs increased during the fiscal year ended June 28, 2009, in comparison to the prior year period, primarily as a result of incremental borrowings and related financing costs associated with the Company's credit facility (as defined below), whereas net borrowing costs declined during fiscal 2008, in comparison to fiscal 2007, as a result of declining interest rates and a reduction in outstanding debt.

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

On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility, effective March 29, 2009, included a prepayment of $20.0 million, reducing the Company's outstanding term loans under the facility to $92.4 million upon closing. In addition, the amendment reduced the Company's revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or
(ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company's leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment.

As a result of the modifications of its credit agreements, during the quarter ended June 28, 2009, the Company wrote-off $3.2 million of financing costs associated with the term debt related to both the 2008 Credit Facility and the Amended 2008 Credit Facility.

During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

Income Taxes

During the fiscal year ended June 28, 2009, the Company recorded an income tax benefit of $15.3 million, resulting in an effective tax rate for the fiscal year ended June 28, 2009 of 18.7%. The Company's effective tax rate for the fiscal year ended June 28, 2009, differed from the U.S. federal statutory rate of 35% primarily due to the impact of the non-deductible portions of the goodwill and other intangible impairment charges of $85.4 million and various tax credits, partially offset by state income taxes.

During the fiscal years ended June 29, 2008 and July 1, 2007, the Company recorded income tax expense of $13.1 million and $14.8 million, respectively. The Company's effective tax rate for the fiscal years ended June 29, 2008 and

July 1, 2007 was 37.3% and 41.3%, respectively. The decrease in the effective tax rate during the fiscal year ended June 29, 2008 resulted primarily from lower state taxes, as well as various tax credits programs. The Company's effective tax rate for the fiscal years ended June 29, 2008 and July 1, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

At June 28, 2009, the Company's federal net operating loss carryforwards were approximately $4.2 million, which, if not utilized, will begin to expire in fiscal year 2025.

Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

                                                                                         Years Ended
                                                      ---------------------------------------------------------------------
                                                        June 28,                     June 29,                    July 1,
                                                          2009          % Change        2008         % Change      2007
                                                      -------------- ------------- -------------  ------------- -----------
                                                                                       (in thousands)

Net revenues from discontinued operations                 $143,746        (20.2%)   $180,181         (3.6%)      $186,948
Gross profit from discontinued operations                   67,439        (17.2%)     81,459         (5.2%)        85,899
Operating income (loss) from discontinued operations        (4,996)      (179.9%)     (1,785)        73.5%         (6,727)
Impairment of discontinued operations                      (34,758)           -            -            -               -
Income (loss) from discontinued operations                 (31,916)    (3,173.4%)       (975)        74.8%         (3,863)

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand.

During the fiscal years ended June 28, 2009 and June 29, 2008, net revenues from discontinued operations decreased by 20.2% and 3.6%, respectively, over the prior year periods primarily as a result of lower order volume from the E-commerce sales channel, due to a combination of reduced consumer spending, particularly in the home decor product category, and a planned reduction in catalog circulation, including the elimination of the Madison Place and Problem Solvers catalog titles in fiscal 2008. Further contributing to the revenue decline were lower retail store sales, compared to the same periods of the prior year, due to a decline in customer traffic.

Gross profit from discontinued operations during the fiscal years ended June 28, 2009 and June 29, 2008, decreased by 17.2% and 5.2%, respectively, over the prior year periods as a result of the aforementioned revenue declines. Gross margin percentage during fiscal 2009 increased 170 basis points to 46.9%, benefiting from enhanced product sourcing and shipping initiatives, while during fiscal 2008, the gross margin percentage declined 70 basis points to 45.2%, due to promotional offers designed to re-engage core customers who had left the brand during fiscal 2007 when it had unsuccessfully moved away from its traditional product offerings, as well as from higher fuel surcharges on its outbound shipments.

Operating income (loss) from discontinued operations during the fiscal year ended June 28, 2009 includes approximately $0.4 million of restructuring costs associated with the Company's cost reduction initiatives.

During fiscal 2009, the Home and Children's Gift segment experienced significant declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy, and in particular, as a result of the continued decline in demand for home decor products. As a result of these factors, as well as the Company's plans to resize this category based on the expectation of continued weakness in the home decor retail sector, upon completion of the Company's impairment analysis, the goodwill and intangibles related to this reporting unit were deemed to be fully impaired. Therefore the Company recorded a goodwill and intangible impairment charge of $20.0 million related to this business segment. In the fourth quarter ended June 28, 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment. Consequently, the Company has classified the results of its Home & Children's Gifts segment as a discontinued operation, and recorded a charge of $14.7 million to write-down the assets of the discontinued business to management's estimate of their fair value.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2009 and 2008. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                       Three months ended
                                        ------------------------------------------------------------------------------------------
                                          Jun.29,    Mar.28,   Dec.28,   Sep.28,    Jun. 29,   Mar. 30,   Dec.30,      Sep. 30,
                                           2009       2009      2008      2008        2008      2008       2007         2007
                                        --------- ----------- ---------- ----------- --------- ---------- ---------- -------------
                                                         (in thousands, except per share data)
 Net revenues:
   E-commerce (telephonic/online)        $138,090   $115,449  $157,085   $87,896    $154,284    $155,060     $181,817   $93,002
   Other                                   34,372     39,030    94,486    47,542      32,661      39,942       54,372    28,073
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------
      Total net revenues                  172,462   $154,479  $251,571  $135,438    $186,945    $195,002     $236,189   $121,075
 Cost of revenues                         105,876     92,768   150,858    83,242     110,751     115,041      129,724     71,400
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------

 Gross profit                              66,586     61,711   100,713    52,196      76,194      79,961      106,465     49,675

 Operating expenses:
   Marketing and sales                     45,776     43,429    54,560    32,074      45,953      48,985       57,042     31,450
   Technology and development               5,951      5,205     4,781     5,063       4,925       4,985        4,886      4,815
   General and administrative              13,582     11,886    10,929    14,054      12,646      11,745       13,877     13,839
   Depreciation and amortization            5,282      5,559     5,094     5,075       4,871       4,365        4,333      4,253
   Goodwill and intangible impairment       8,978     76,460         -         -           -           -            -          -
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------

      Total operating expenses             79,569    142,539    75,364    56,266      68,395      70,080       80,138     54,357
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------
 Operating income (loss)                  (12,983)   (80,828)   25,349    (4,070)      7,799       9,881       26,327     (4,682)

 Other income (expense), net (*)           (4,810)    (1,000)   (2,420)   (1,065)       (541)       (741)      (1,488)     (1,400)
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------

 Income (loss) from continuing
   operations before income taxes         (17,793)   (81,828)   22,929    (5,135)      7,258       9,140       24,839     (6,082)
 Income tax expense (benefit)              (4,713)   (17,569)    8,973    (2,017)      2,432       3,077       10,028     (2,411)
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------
 Income (loss) from continuing            (13,080)   (64,259)   13,956    (3,118)      4,826       6,063       14,811     (3,672)
   operations


 Loss from discontinued operations,
   before income taxes                    (14,269)    (3,309)  (18,559)   (3,617)     (1,072)     (4,584)       7,359     (3,488)
 Income tax expense (benefit)              (5,122)    (1,793)      508    (1,431)       (544)     (1,811)       2,914     (1,369)
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------
 Loss from discontinued operations         (9,147)    (1,516)  (19,067)   (2,186)       (528)     (2,773)       4,445     (2,119
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------
 Net income (loss)                       $(22,227)  $(65,775)  $(5,111)  $(5,304)     $4,298      $3,290      $19,256    $(5,790)
                                       =========== ========== ========= ========= =========== =========== ============ ===========

 Net income (loss) per common share
    (basic):
    From continuing operations             ($0.21)    ($1.00)    $0.22    ($0.05)      $0.08       $0.10        $0.24     ($0.06)
    From discontinued operations            (0.14)     (0.02)    (0.30)    (0.03)      (0.01)      (0.04)        0.07      (0.03)
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------
 Net income (loss) per common share
    (basic)                                ($0.35)    ($1.03)   ($0.08)   ($0.08)      $0.07       $0.05        $0.31     ($0.09)
                                       =========== ========== ========= ========= =========== =========== ============ ===========

 Net income (loss) per common share
    (diluted):
    From continuing operations             ($0.21)    ($1.00)    $0.22    ($0.05)      $0.07       $0.09        $0.22     ($0.06)
    From discontinued operations            (0.14)     (0.02)    (0.30)    (0.03)      (0.01)      (0.04)        0.07      (0.03)
                                       ----------- ---------- --------- --------- ----------- ----------- ------------ -----------
 Net income (loss) per common share
   (diluted)                               ($0.35)    ($1.03)   ($0.08)   ($0.08       $0.07       $0.05        $0.29     ($0.09)
                                       =========== ========== ========= ========= =========== =========== ============ ===========
      Basic                                63,466     63,646    63,631    63,518      63,386      63,261       63,020     62,638
                                       =========== ========== ========= ========= =========== =========== ============ ===========
      Diluted                              63,466     63,646    63,631    63,518      65,462      65,413       66,050     62,638
                                       =========== ========== ========= ========= =========== =========== ============ ===========

(*) Other income (expense), net during the three months ended June 28, 2009 includes the write-off of deferred financing costs of approximately $3.2 million related to the April 14, 2009 modification of the Company's 2008 Credit Facility.

The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, including the recent acquisition of DesignPac Gifts, LLC, which was acquired in May 2008, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company's fiscal fourth quarter.

Liquidity and Capital Resources

At June 28, 2009, the Company had working capital of $43.7 million, including cash and equivalents of $29.6 million, compared to working capital of $33.4 million, including cash and equivalents of $12.1 million, at June 29, 2008.

Net cash provided by operating activities of $28.2 million for the fiscal year ended June 28, 2009 was attributable to operating income, after adjusting for non-cash charges related to goodwill and other intangible charges ($85.4 million), impairment from discontinued operations ($34.8 million) and depreciation and amortization, offset by an increase in deferred taxes as a result of the non-cash charges related to goodwill and other intangibles, as well as seasonal changes in working capital including lower accounts payable and accrued expenses related to timing of vendor purchases, and increases in inventory due to the upcoming launch of the Company's 1-800-BASKETS.com brand and unfavorable revenues. Net cash provided by operating activities includes cash provided by the operating activities of discontinued operations of $7.2 million.

Net cash used in investing activities of $25.2 million for the fiscal year ended June 28, 2009 was attributable to capital expenditures, primarily related to the Company's technology and distribution infrastructure, and the acquisition of Napco in July 2008 and Geerlings & Wade in March 2009. Napco's purchase price of approximately $9.4 million, included an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of "earn-out" incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets. As of June 28, 2009, the Company does not expect that any of the specified performance targets will be achieved.

Net cash provided by financing activities of $14.5 million for the fiscal year ended June 28, 2009 was primarily from bank borrowings related to the Company's 2008 Credit Facility, as subsequently amended, net of the repayment of bank borrowings on outstanding debt and long-term capital lease obligations, as well as debt issuance costs.

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

On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility, effective March 29, 2009, included a prepayment of $20.0 million, reducing the Company's outstanding term loans under the facility to $92.4 million upon closing. In addition, the amendment reduced the Company's revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or
(ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company's leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment.

As a result of the modifications of its credit agreements, during the quarter ended June 28, 2009, the Company wrote-off $3.2 million of financing costs associated with the term debt related to both the 2008 Credit Facility and the Amended 2008 Credit Facility.

During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

At June 28, 2009, the Company had no outstanding amounts under its revolving credit facility.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. The Company repurchased $0.8 million of common stock during the year ended June 28, 2009. As of June 28, 2009, $13.2 million remains authorized but unused.

Under this program, as of June 28, 2009, the Company had repurchased 2,058,685 shares of common stock for $13.1 million, of which $0.8 million (397,899 shares), $1.1 million (133,609 shares) and $0.2 million (24,627 shares) were repurchased during the fiscal years ending June, 28, 2009, June 29, 2008 and July 1, 2007, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares of common stock from an affiliate. The purchase price was $15,689,000, or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's then existing stock repurchase authorization.

At June 28, 2009, the Company's contractual obligations from continuing operations consist of:

                                                                         Payments due by period
                                           -----------------------------------------------------------------------------------
                                                                             (in thousands)
                                                             Less than                                          More than 5
                                              Total           1 year         1 - 2 years      3 - 5 years          years
                                           -------------    ------------    --------------    -------------    ---------------

Long-term debt, including interest            $97,255           $24,764           $59,646          $12,845              $-
Capital lease obligations,                      6,214             2,264             3,944                6               -
    including interest
Operating lease obligations                    50,107            11,441            19,078           13,873           5,715
Sublease obligations                            7,721             2,455             3,406            1,469             391
Marketing Agreement                             7,000             3,500             3,500
Purchase commitments (*)                       29,521            29,521                 -                -               -
                                           -------------    ------------    --------------    -------------    ---------------
     Total                                   $197,818           $73,945           $89,574          $28,193          $6,106
                                           =============    ============    ==============    =============    ===============

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

Recent Accounting Pronouncements


In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for the Company's interim reporting period ending on September 27, 2009. The Company does not anticipate the adoption of SFAS No. 168 will have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company's annual reporting for the fiscal year ended on June 28, 2009.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), "Business Combinations." The FSP will carry forward the requirements in SFAS No. 141, "Business Combinations," for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company's business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company's interim reporting period ending on September 27, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on its results of operations, financial position or cash flows.

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


Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of June 28, 2009, the Company's outstanding debt, including current maturities, approximated $92.9 million, of which $87.4 million was variable rate debt. Each 25 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.2 million as of June 28, 2009. In July 2009 the Company entered into interest rate hedge contracts totaling $45.0 million to manage its exposure to changes in the fair value of debt due in fiscal 2010 through 2012. The effect of these hedges is to change the variable rate interest to a fixed rate.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

Item 9A.     CONTROLS AND PROCEDURES

             Evaluation of Disclosure Controls and Procedures

             The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as of June 28, 2009. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2009.

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of June 28, 2009. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Based on this assessment, management believes that, as of June 28, 2009 the Company's internal control over financial reporting is effective.

          The Company acquired Napco Marketing Corp. on July 21, 2008, and has excluded the acquired company from its assessment of and conclusion on the effectiveness of internal control over financial reporting. The acquired business constituted approximately 3% of total assets as of June 28, 2009, and less than two percent of net revenues for the fiscal year then ended.

          Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting, as of June 28, 2009; their report is included below.

Report of Independent Registered Public Accounting Firm

The  Board  of  Directors  and  Stockholders  of  1-800-FLOWERS.COM,   Inc.  and
Subsidiaries

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Napco Marketing Corp., which is included in the fiscal 2009 consolidated financial statements of the Company and constituted approximately 3% of total assets as of June 28, 2009 and 2% of net revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Napco Marketing Corp.

In our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2009 and our report dated September 11, 2009 expressed an unqualified opinion thereon.

                                                        /s/ Ernst & Young LLP

Melville, New York
September 11, 2009

             Changes in Internal Control over Financial Reporting

             There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.     OTHER INFORMATION

             None.

                                    PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

             The information set forth in the Proxy Statement for the 2009 annual meeting of stockholders is incorporated herein by reference.

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

Item 11.     EXECUTIVE COMPENSATION

             The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE

             The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

             The information set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) (1) Index to Consolidated Financial Statements:
                                                                            Page
                                                                            ----

    Report of Independent Registered Public Accounting Firm                  F-1
    Consolidated Balance Sheets as of June 28, 2009 and June 29, 2008        F-2
    Consolidated Statements of Operations for the years ended June 28, 2009
     June 29, 2008 and July 1, 2007                                          F-3
    Consolidated Statements of Stockholders' Equity for the years ended
     June 28, 2009, June 29, 2008 and July 1, 2007                           F-4
    Consolidated Statements of Cash Flows for the years ended June 28, 2009
     June 29, 2008 and July 1, 2007                                          F-5
    Notes to Consolidated Financial Statements                               F-6

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

Exhibit   Description
-------   -----------
   *3.1 Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 3.1)
   *3.2 Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
   *3.3 Amended and Restated By-laws. (Registration Statement on Form S-1 (No 333-78985) filed on May 21, 1999, Exhibit 3.3)
   *4.1 Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
   *4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
  *10.3 1997 Stock Option Plan, as amended. (Registration Statement on Form S-1 (no. 333-78985) filed on May 21, 1999, Exhibit 10.10)
  *10.4 1999 Stock Incentive Plan. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 27, 1999, Exhibit 10.18)
  *10.5 Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.19)
  *10.6 Amendment dated December 3, 2008 to Employment Agreement, between James F. McCann and 1-800-FLOWERS.COM, Inc. (quarterly reports on Form 10-Q filed on February 6, 2009, Exhibit 10.1)
  *10.7 Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.20)
  *10.8 Amendment dated December 3, 2008 to Employment Agreement between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (quarterly reports on Form 10-Q filed on February 6, 2009, Exhibit 10.2).
  *10.9 2003 Long Term Incentive and Share Award Plan. (Definitive Proxy Statement filed on October 27, 2003 (No. 000-26841), Annex D)
 *10.10 Employment Agreement, dated as of May 2, 2006, by and among 1-800-FLOWERS.COM, Inc., Fannie May Confections Brands, Inc. and David Taiclet. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2006, Exhibit 10.8).
 *10.11 Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)

  10.12   Offer letter to Julie McCann Mulligan.
 *10.13 Offer letter to Timothy J. Hopkins (quarterly reports on Form 10-Q filed on November 8, 2007, Exhibit 10.3).
  10.14 Amendment dated July 20, 2009 to Offer Letter to Timothy J. Hopkins. *10.15 Offer letter to Stephen Bozzo (quarterly reports on Form 10-Q filed on
          November 8, 2007, Exhibit 10.4).
 *10.16 Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.15)
 *10.17 Form of Incentive Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.16)
 *10.18 Form of Non-statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.17)
 *10.19 Amended and Restated Credit Agreement dated as of August 28, 2008 among 1-800-Flowers.com, Inc, The Subsidiary Borrowers Party hereto, The Guarantors Party hereto, The Lenders Party hereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent.(Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008,
          Exhibit 10.18).
 *10.20 First Amendment to Amended and Restated Credit Agreement dated as of April 14, 2009 among 1-800-Flowers.com, Inc, The Subsidiary Borrowers Party hereto, The Guarantors Party hereto, The Lenders Party hereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent. (Current Report on Form 8-K filed with the SEC on April 16, 2009, Exhibit 99.B)
 *10.21 Second Amendment to Amended and Restated Credit Agreement dated as of May 21, 2009 among 1-800-Flowers.com, Inc, The Subsidiary Borrowers Party hereto, The Guarantors Party hereto, The Lenders Party hereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent. (Current Report on Form 8-K filed with the SEC on May 26, 2009, Exhibit 99.1)
   21.1   Subsidiaries of the Registrant.
   23.1   Consent of Independent Registered Public Accounting Firm.
   31.1   Certifications  pursuant  to Section  302 of the Sarbanes-Oxley Act of
          2002.
   32.1   Certifications  pursuant  to Section  906 of the Sarbanes-Oxley Act of
          2002.
----------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2009                  1-800-FLOWERS.COM, Inc.

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


Dated: September 11, 2009                  By:   /s/ James F. McCann
                                           -------------------------
                                           James F. McCann
                                           Chief Executive Officer
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)

Dated: September 11, 2009                  By:   /s/ William E. Shea
                                           --------------------------
                                           William E. Shea
                                           Senior Vice President Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

Dated: September 11, 2009                  By:   /s/ Christopher G. McCann
                                           -------------------------------
                                           Christopher G. McCann
                                           Director, President

Dated: September 11, 2009                  By:   /s/ Lawrence Calcano
                                           -------------------------------
                                           Lawrence Calcano
                                           Director

Dated: September 11, 2009                  By:   /s/ James A. Cannavino
                                           -------------------------------
                                           James A. Cannavino
                                           Director

Dated: September 11, 2009                  By:   /s/ John J. Conefry, Jr.
                                           -------------------------------
                                           John J. Conefry, Jr.
                                           Director

Dated: September 11, 2009                  By:   /s/ Leonard J. Elmore
                                           -------------------------------
                                           Leonard J. Elmore
                                           Director

Dated: September 11, 2009                  By:   /s/ Jan L. Murley
                                           -------------------------------
                                           Jan L. Murley
                                           Director

Dated: September 11, 2009                  By:   /s/ Jeffrey C. Walker
                                           -------------------------------
                                           Jeffrey C. Walker
                                           Director

Dated: September 11, 2009                  By:   /s/ Larry Zarin
                                           -------------------------------
                                           Larry Zarin
                                           Director

Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the "Company") as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 28, 2009 and June 29, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements the Company adopted FASB Statement No. 165, Subsequent Events, effective for annual periods ending after June 15, 2009. As discussed in Note 9 to the consolidated financial statements the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," effective July 2, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and
Subsidiaries' internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2009 expressed an unqualified opinion thereon.

                                                         /s/ Ernst & Young LLP

Melville, New York
September 11, 2009

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                          June 28,     June 29,
                                                                                            2009         2008
                                                                                        ------------- ------------

Assets
Current assets:
 Cash and equivalents                                                                     $ 29,562      $ 12,124
 Receivables, net                                                                           11,335        12,471
 Inventories                                                                                45,854        38,844
 Deferred tax assets                                                                        12,666         7,977
 Prepaid and other                                                                           4,518         4,263
 Current assets of discontinued operations                                                  18,143        33,871
                                                                                        ------------- ------------
      Total current assets                                                                 122,078       109,550
Property, plant and equipment, net                                                          54,770        50,275
Goodwill                                                                                    41,205       105,899
Other intangibles, net                                                                      42,822        65,421
Deferred income taxes                                                                       11,725             -
Other assets                                                                                 3,952         3,912
Non-current assets of discontinued operations                                                9,575        36,281
                                                                                        ------------- ------------
      Total assets                                                                        $286,127      $371,338
                                                                                        ============= ============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                                     $52,251       $57,815
 Current maturities of long-term debt and obligations under capital leases                  22,337        12,801
 Current liabilites of discontinued operations                                               3,811         5,518
                                                                                        ------------- ------------
      Total current liabilities                                                             78,399        76,134
Long-term debt and obligations under capital leases                                         70,518        55,250
Deferred tax liabilities                                                                         -         5,527
Other liabilities                                                                            3,270         2,759
Non-current liabilities of discontinued operations                                             157           203
                                                                                        ------------- ------------
Total liabilities                                                                          152,344       139,873
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                      -             -
 Class A common stock, $.01 par value, 200,000,000 shares authorized, 31,730,404
   and 31,368,241 shares issued in 2009 and 2008, respectively                                 317           314
 Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465
   shares issued in 2009 and 2008                                                              421           421
 Additional paid-in capital                                                                281,247       279,718
 Retained deficit                                                                         (116,256)      (17,839)
 Treasury stock, at cost, 5,122,225 and 4,724,326 Class A shares in 2009 and 2008,
   respectively, and 5,280,000 Class B shares                                              (31,946)      (31,149)
                                                                                        ------------- ------------
       Total stockholders' equity                                                          133,783       231,465
                                                                                        ------------- ------------
Total liabilities and stockholders' equity                                                $286,127      $371,338
                                                                                        ============= ============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                                   Years ended
                                                                    --------------------------------------------
                                                                         June 28,       June 29,        July 1,
                                                                           2009           2008           2007
                                                                    --------------  -------------  -------------
Net revenues                                                             $713,950       $739,211      $725,650
Cost of revenues                                                          432,744        426,916       419,083
                                                                    --------------  -------------  -------------
Gross profit                                                              281,206        312,295       306,567

Operating expenses:
  Marketing and sales                                                     175,839        183,430       180,238
  Technology and development                                               21,000         19,611        18,871
  General and administrative                                               50,451         52,107        50,236
  Depreciation and amortization                                            21,010         17,822        15,353
  Goodwill and intangible impairment                                       85,438              -             -
                                                                    --------------  -------------  -------------
      Total operating expenses                                            353,738        272,970       264,698
                                                                    --------------  -------------  -------------
Operating income (loss)                                                   (72,532)        39,325        41,869
Other income (expense):
  Interest income                                                             314            826         1,077
  Interest expense                                                         (6,269)        (5,039)       (7,212)
  Deferred financing write-off                                             (3,245)             -             -
  Other, net                                                                  (95)            43             2
                                                                    --------------  -------------  -------------
      Total other income (expense), net                                    (9,295)        (4,170)       (6,133)
                                                                    --------------  -------------  -------------
Income (loss) from continuing operations before income taxes              (81,827)        35,155        35,736
Income tax expense (benefit) from continuing operations                   (15,326)        13,126        14,755
                                                                    --------------  -------------  -------------
Income (loss) from continuing operations                                  (66,501)        22,029        20,981
                                                                    --------------  -------------  -------------
Operating income (loss) from discontinued operations                       (4,996)        (1,785)       (6,727)
Impairment of discontinued business                                       (34,758)             -             -
Income tax expense (benefit) from discontinued operations                  (7,838)          (810)       (2,864)
                                                                    --------------  -------------  -------------
Loss from discontinued operations                                         (31,916)          (975)       (3,863)
                                                                    --------------  -------------  -------------
Net income (loss)                                                        ($98,417)       $21,054       $17,118
                                                                    ==============  =============  =============

Net income (loss) per common share (basic):
  From continuing operations                                               ($1.05)         $0.35         $0.33
  From discontinued operations                                              (0.50)         (0.02)        (0.06)
                                                                    --------------  -------------  -------------
Net income (loss) per common share (basic)                                 ($1.55)         $0.33         $0.27
                                                                    ==============  =============  =============
Net income (loss) per common share (diluted):
  From continuing operations                                               ($1.05)         $0.34         $0.32
  From discontinued operations                                              (0.50)         (0.01)        (0.06)
                                                                    --------------  -------------  -------------
Net income (loss) per common share (diluted)                               ($1.55)         $0.32         $0.26
                                                                    ==============  =============  =============


Weighted average shares used in the calculation of net income
 (loss) per common share:
  Basic                                                                    63,565         63,074        63,786
                                                                    ==============  =============  =============
  Diluted                                                                  63,565         65,458        65,526
                                                                    ==============  =============  =============

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
            Years ended June 28, 2009, June 29, 2008 and July 1, 2007
                        (in thousands, except share data)

                               Common Stock
                     --------------------------------------
                          Class A             Class B         Additional                 Treasury Stock
                     ------------------- -------------------   Paid-in    Retained     ------------------     Stockholders'
                      Shares     Amount   Shares      Amount   Capital    Deficit       Shares     Amount       Equity
                     ---------- -------- ----------- -------- ---------- ----------- ------------ ----------- -------------
Balance at
 July 2, 2006        29,872,183   $299   42,138,465    $421    $262,667   $(56,011)    6,835,350   $(14,193)    $193,183
Exercise of
 employee stock
 options and
 vesting of
 resricted stock        425,836      4            -       -       2,003          -             -          -        2,007
Stock-based
 compensation                 -      -            -       -       4,600          -             -          -        4,600
Stock repurchase
 Program                      -      -            -       -           -          -     3,035,367    (15,877)     (15,877)
Net Income                    -      -            -       -           -     17,118             -          -       17,118
                     ---------- -------- ----------- -------- ---------- ----------- ------------ ----------- -------------
Balance at July 1,
2007                 30,298,019    303   42,138,465     421     269,270    (38,893)    9,870,717    (30,070)     201,031

Exercise of
 employee stock
 options and vesting
 of restricted stock  1,070,222     11            -       -       4,718          -             -          -        4,729
Stock-based
 compensation                 -      -            -       -       3,534          -             -          -        3,534
Excess tax benefit
 from stock based
 compensation                 -      -            -       -       2,196          -             -          -        2,196
Stock repurchase
 program                      -      -            -       -           -          -       133,609     (1,079)      (1,079)
Net Income                    -      -            -       -           -     21,054             -          -       21,054
                     ---------- -------- ----------- -------- ---------- ----------- ------------ ----------- -------------
Balance at June
 29, 2008            31,368,241    314   42,138,465     421     279,718    (17,839)   10,004,326    (31,149)     231,465

Exercise of
 employee stock
 options and vesting
 of restricted stock    362,163      3            -       -         111          -             -          -          114
Stock-based
 compensation                 -      -            -       -       1,724          -             -          -        1,724
Deferred tax asset
 stock option
 shortfall                    -      -            -       -        (306)         -             -          -         (306)
Stock repurchase
 program                      -      -            -       -           -          -       397,899       (797)        (797)
Net Loss                      -      -            -       -           -    (98,417)            -          -      (98,417)
                     ---------- -------- ----------- -------- ---------- ----------- ------------ ----------- -------------
Balance at
June 29, 2008        31,730,404   $317   42,138,465    $421    $281,247  ($116,256)   10,402,225   ($31,946)    $133,783


See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          Years ended
                                                                           ------------------------------------------------
                                                                            June 28, 2009    June 29, 2008   July 1, 2007
                                                                           ---------------  --------------- ---------------

Operating activities:
Net income (loss)                                                             ($98,417)        $21,054         $17,118
Reconciliation of net income (loss) to net cash provided by
 operating activities, net of acquisitions:
    Operating activities of discontinued operations                              7,210           3,009             893
    Depreciation and amortization                                               21,010          17,624          15,353
    Amortization of deferred financing costs                                     3,751             198               -
    Deferred income taxes                                                      (22,249)          8,582          12,622
    Stock-based compensation                                                     1,724           3,534           4,600
    Excess tax benefit from stock-based compensation                                 -          (2,196)              -
    Bad debt expense                                                             2,264           2,094           1,713
    Goodwill and intangible asset impairment from
      continuing operations                                                     85,426               -
    Impairment from discontinued operations                                     34,758               -
    Other non-cash items                                                          (166)            809            (791)
Changes in operating items, excluding the effects of
 acquisitions:
    Receivables                                                                    516             848          (6,176)
    Inventories                                                                 (2,589)         (5,023)         (5,211)
    Prepaid and other                                                             (219)            505            (682)
    Accounts payable and accrued expenses                                       (5,754)          8,639          (2,540)
    Other assets                                                                   412          (2,166)         (6,044)
    Other liabilities                                                              511             391           1,486
                                                                           ---------------  --------------- ---------------
 Net cash provided by operating activities                                      28,188          57,902          32,341

Investing activities:
Acquisitions, net of cash acquired                                             (12,001)        (37,849)           (347)
Capital expenditures                                                           (12,265)        (18,237)        (15,009)
Proceeds from sale of business                                                      25             463           1,463
Other, net                                                                         215            (387)            242
Investing activities of discontinued operations                                 (1,202)         (1,705)         (3,034)
                                                                           ---------------  --------------- ---------------
  Net cash used in investing activities                                        (25,228)        (57,715)        (16,685)

Financing activities:
Acquisition of treasury stock                                                     (797)         (1,079)        (15,877)
Proceeds from employee stock options                                               114           4,729           2,007
Excess tax benefits from stock based compensation                                    -           2,196               -
Proceeds from bank borrowings                                                  120,000         110,000         110,000
Repayment of notes payable and bank borrowings                                (100,648)       (118,487)       (118,510)
Debt issuance cost                                                              (3,603)              -
Repayment of capital lease obligations                                            (502)            (28)           (378)
Financing activities of discontinued operations                                    (86)         (1,481)         (1,410)
                                                                           ---------------  --------------- ---------------
  Net cash provided by (used in) financing activities                           14,478          (4,150)        (24,168)
                                                                           ---------------  --------------- ---------------
Net change in cash and equivalents                                              17,438          (3,963)         (8,512)
Cash and equivalents:
  Beginning of year                                                             12,124          16,087          24,599
                                                                           ---------------  --------------- ---------------
  End of year                                                                  $29,562         $12,124         $16,087
                                                                           ===============  =============== ===============

Supplemental Cash Flow Information:
-----------------------------------
  - Interest paid amounted to $5.8 million, $5.1 million, and $7.4  million for the years ended June 28, 2009,
     June 29, 2008 and July 1, 2007, respectively.
  - Capital expenditures excludes capital lease financing of $6.0 million $-, and $- for the years ended
     June 28, 2009, June 29, 2008 and July 1, 2007, respectively.
  - The Company paid income taxes of approximately $3.0 million, $2.1 million and $1.4 million, net of tax refunds received, for the years  ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively.

See accompanying notes.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Description of Business

For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) offers the best of both worlds: exquisite arrangements individually created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight under our Fresh From Our Growers(R) program. As always, 100 percent satisfaction and freshness are guaranteed. The Company's BloomNet(R) (www.mybloomnet.net) international floral wire service provides a broad range of quality products and value-added services designed to help professional florists to grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); exceptional cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May Confections Brands (www.fanniemay.com and www.harrylondon.com); gourmet foods from Greatfood.com(R) (www.greatfood.com); wine gifts from Ambrosia(R) (www.ambrosia.com or
www.winetasting.com or www.Geerwade.com); and gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and DesignPac Giftssm (www.designpac.com).

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. The Company has classified the results of operations of its Home & Children's Gifts segment, which includes Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com), as discontinued operations for all periods presented.

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ Global Select Market under ticker symbol FLWS.


Note 2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2009, 2008 and 2007, which ended on June 28, 2009, June 29, 2008 and July 1, 2007, respectively, consisted of 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has classified the results of operations of its Home & Children's Gifts segment as discontinued operations for all periods presented.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

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

                   Buildings                                            40 years
                   Leasehold Improvements                             3-10 years
                   Furniture, Fixtures and Equipment                  3-10 years
                   Software                                            3-5 years

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test in its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value.

The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years.

During fiscal 2009, the Company conducted its evaluation of impairment for goodwill and intangible assets and concluded that the carrying value of these assets exceeded their estimated fair value. Refer to Note 6, "Goodwill and Intangible Assets" for further description.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion with actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $0.4 million and $0.5 million at June 28, 2009 June 29, 2008, respectively, relating to prepaid catalog expenses.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. For the years ended June 28, 2009, June 29, 2008 and July 1, 2007, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available. The fair value of the Company's long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at June 28, 2009 and June 29, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($1.8 million and $1.4 million at June 28, 2009 and June 29, 2008, respectively) have been recorded based upon previous experience and management's evaluation.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $70.8 million, $78.9 million and $75.5 million for the years ended June 28, 2009, June 29, 2008 and July 1, 2007, respectively.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123(R), "Share-Based Payment." The Company adopted the modified prospective application method provided for under SFAS 123(R) and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options and awards recognized in the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, includes: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 4, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123), and (b) compensation cost for all stock-based payments granted subsequent to July 3, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)).

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. During fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the Company's consolidated financial position or results of operations as a result of the adoption of the provisions of FIN 48.

Comprehensive Income

For the years ended June 28, 2009, June 29, 2008 and July 1, 2007, the Company's comprehensive income (loss) was equal to the respective net income (loss) for each of the periods presented.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. While the Company has previously invested in certain assets that would be classified as "level 1", as of June 28, 2009, the Company does not hold any "level 1" cash equivalents that are measured at fair value on a recurring basis, nor does the Company have any assets or liabilities that are based on "level 2" or "level 3" inputs.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting primarily of employee stock options and unvested restricted stock awards) outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting primarily of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for the Company's interim reporting period ending on September 27, 2009. The Company does not anticipate the adoption of SFAS No. 168 will have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company's annual reporting for the fiscal year ended on June 28, 2009.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), "Business Combinations." The FSP will carry forward the requirements in SFAS No. 141, "Business Combinations," for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company's business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company's interim reporting period ending on September 27, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on its results of operations, financial position or cash flows.

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

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year. As a result of the Company's decision to dispose of its Home & Children's Gifts businesses, this segment has been accounted for as a discontinued operation and the prior periods have been reclassified to conform to the current period presentation. (Refer to Note 15. Discontinued Operations)

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note 3 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income
(loss) per common share:

                                                                                      Years Ended
                                                                ----------------------------------------------------------
                                                                  June 28, 2009      June 29, 2008        July 1, 2007
                                                                ------------------  -----------------  -------------------
                                                                          (in thousands, except per share data)
          Numerator:
             Net income (loss)                                    $(98,417)            $21,054            $17,118
                                                                ==================  =================  ===================
          Denominator:
             Weighted average shares outstanding                    63,565              63,074             63,786
             Effect of dilutive securities:
                 Employee stock options (1)                              -               1,808              1,282
                 Employee restricted stock awards                        -                 576                458
                                                                ------------------  -----------------  -------------------
                                                                         -               2,384              1,740
                                                                ------------------  -----------------  -------------------
          Adjusted weighted-average shares and assumed
             conversions                                            63,565              65,458             65,526
                                                                ==================  =================  ===================

          Net income per common share:
             Basic                                                  $(1.55)              $0.33              $0.27
                                                                ==================  =================  ===================
             Diluted                                                $(1.55)              $0.32              $0.26
                                                                ==================  =================  ===================


              Note (1): The effect of options to purchase 8.9 million, 3.2 million and 5.8 million shares for the years ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.4 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of "earn-out" incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets. As of June 28, 2009, the Company does not expect that any of the specified performance targets will be achieved.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Napco:

                                                            Napco
                                                           Purchase
                                                            Price
                                                          Allocation
                                                        -----------------
                                                         (in thousands)

  Current assets                                              $5,119
  Property, plant and equipment                                3,929
  Intangible assets                                              397
  Goodwill                                                         -
  Other                                                           74
                                                        -----------------
     Total assets acquired                                     9,519
                                                        -----------------
  Current liabilities                                            162
                                                        -----------------
     Total liabilities assumed                                   162
                                                        -----------------
     Net assets acquired                                      $9,357
                                                        =================

Acquisition of Geerlings & Wade

On March 25, 2009, the Company acquired selected assets of Geerlings & Wade, Inc., a retailer of wine and related products. The purchase price of approximately $2.6 million included the acquisition of inventory, and certain other assets(approximately $1.4 million of goodwill is deductible for tax purposes), as well as the assumption of certain related liabilities. The acquisition was financed utilizing available cash on hand.

The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Geerlings & Wade:

                                                            Geerlings
                                                             & Wade
                                                            Purchase
                                                              Price
                                                           Allocation
                                                        -----------------
                                                         (in thousands)

  Current assets                                                $990
  Intangible assets                                              253
  Goodwill                                                     1,438
                                                        -----------------
     Total assets acquired                                     2,681
                                                        -----------------
  Current liabilities                                             77
                                                        -----------------
     Total liabilities assumed                                    77
                                                        -----------------
     Net assets acquired                                      $2,604
                                                        =================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Acquisition of DesignPac Gifts LLC

On April 30, 2008, the Company acquired all of the membership interest in DesignPac Gifts LLC (DesignPac), a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The acquisition, for approximately $33.4 million in cash, net of cash acquired, was financed utilizing a combination of available cash generated from operations and through borrowings against the Company's revolving credit facility. The purchase price is subject to "earn-out" incentives which amount to a maximum of $2.0 million through the year ending June 27, 2010, upon achievement of specified performance targets. As of June 28, 2009, the Company does not expect that any of the specified performance targets will be achieved.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of DesignPac:

                                                            DesignPac
                                                            Purchase
                                                              Price
                                                            Allocation
                                                        --------------------
                                                           (in thousands)

  Current assets                                              $1,287
  Property, plant and equipment                                1,172
  Intangible assets                                           18,753
  Goodwill                                                    12,332
  Other                                                           82
                                                        --------------------
     Total assets acquired                                    33,626
                                                        --------------------
  Current liabilities                                            184
                                                        --------------------
     Total liabilities assumed                                   184
                                                        --------------------
     Net assets acquired                                     $33,442
                                                        ====================

Of the $18.8 million of acquired intangible assets related to the DesignPac acquisition, $6.7 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $12.2 million were allocated primarily to customer related intangibles which are being amortized over the assets' estimated useful life of 10 years. Approximately $12.3 million of goodwill is deductible for tax purposes. As described further in Note 6, during the year ended June 28, 2009, the Company recorded an impairment charge of $85.4 million for the write-down of goodwill and intangibles associated with its Gourmet Food and Gift Basket category to which DesignPac is categorized.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of DesignPac, Napco and Geerlings & Wade had taken place at the beginning of fiscal year 2007. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                                                      Years Ended
                                                                     ---------------------------------------------
                                                                      June 28, 2009  June 29, 2008  July 1, 2007
                                                                     --------------- ------------- ---------------
                                                                        (in thousands, except per  share data)

Net revenues from continuing operations                                 $ 718,419      $814,373       $803,313

Operating income (loss) from continuing operations                      $ (71,838)     $ 48,670       $ 48,227

Net income (loss) from continuing operations                            $ (65,913)     $ 26,481       $ 26,957

Net income (loss)                                                       $ (97,829)     $ 25,506       $ 20,094

Net income (loss) per common share from  continuing
operations
     Basic                                                              $   (1.04)     $   0.42       $  0.38
     Diluted                                                            $   (1.04)     $   0.40       $  0.37
Net income (loss) per common share
     Basic                                                              $   (1.54)     $   0.40       $  0.32
     Diluted                                                            $   (1.54)     $   0.39       $  0.31


Note 5. Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                        June 28,        June 29,
                                                                          2009            2008
                                                                     ---------------  -------------
                                                                            (in thousands)

         Finished goods                                                  $23,759        $20,819
         Work-in-process                                                  16,619         14,583
         Raw materials                                                     5,476          3,442
                                                                     ---------------  -------------
                                                                         $45,854        $38,844
                                                                     ===============  =============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Note 6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:


                                                      1-800-
                                                    Flowers.com                        Gourmet Food
                                                      Consumer          BloomNet          and Gift
                                                       Floral         Wire Service         Baskets         Total
                                                    ----------------------------------------------------------------
                                                                             (in thousands)
Balance at July 1, 2007                                $6,352                 $-           $87,279         $93,631
  Acquisition of DesignPac Gifts                                                            12,085          12,085
  Other                                                  (187)                                 370             183

Balance at June 29, 2008                                6,165                               99,734         105,899

  Acquisition of Geerlings & Wade                                                            1,438           1,438
  Goodwill impairment                                                                      (65,644)        (65,644)
  Other                                                  (437)                                 (51)           (488)

Balance at June 28, 2009                               $5,728                 $-           $35,477         $41,205
                                                    ==============    =============    ==============    ===========


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

During the year ended June 28, 2009 the Gourmet Food & Gift Basket segment experienced declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy. Based upon the expectation of a continuation of the current economic downturn, supported by lower order quantities received for the upcoming holiday season by certain wholesale customers, coupled with a decline of the Company's market capitalization and contraction of public company multiples, the Company recorded a goodwill and intangible impairment charges of $85.4 million during the year ended June 28, 2009. Of the total impairment charge approximately $65.6 million was related to goodwill and $19.8 million was related to intangibles.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Fair value was determined by using a combination of a market-based and an income-based approach, weighting both approaches equally. Under the market-based approach, the Company utilized information regarding the Company as well as publicly available industry information to determine earnings and revenue multiples that are used to value the Company's reporting units. Under the income-based approach, the Company determined fair value based upon estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the reporting unit and the rate of return that an outside investor would expect to earn. The Company reconciled the value of its reporting units to its current market capitalization (based upon the Company's stock price) to determine that its assumptions were consistent with that of an outside investor. The Company's other intangible assets consist of the following:

                                                         June 28, 2009                             June 29, 2008
                                            -----------------------------------------------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization      Net
                             -------------- ----------- ---------------- ---------- ------------ -------------- ---------
                                                                              (in thousands)

Intangible assets with
determinable lives:
  Investment in licenses     14 - 16 years   $ 5,314           $4,823        $491      $ 4,927       $4,408        $519
  Customer lists              3 - 10 years    15,695            4,673      11,022       24,910        5,690      19,220
  Other                        5 - 8 years     2,388              960       1,428        2,376          551       1,825
                                            ------------ -----------------------------------------------------------------------
                                              27,397           10,456      12,941       32,213       10,649      21,564

Trademarks with
indefinite lives                              29,881                -      29,881       43,857            -      43,857
                                            ------------ -----------------------------------------------------------------------
Total intangible
assets                                       $57,278          $10,456     $42,822      $76,070      $10,649     $65,421
                                            ============ =======================================================================


Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. As part of the aforementioned impairment analysis performed for the Gourmet Food and Gift Basket segments, the Company recorded an impairment charge of $19.8 million related to the trade names and customer lists, which were determined to be impaired due to changes in the business environment and adverse economic conditions currently being experienced due to decreased consumer spending.

The amortization of intangible assets for the years ended June 28, 2009, June 29, 2008 and July 1, 2007 was $3.7 million, $2.8 million, and $2.3 million, respectively. Future estimated amortization expense is as follows: 2010 - $3.0 million, 2011 - $2.3 million, 2012 - $1.6 million, and 2013 - $1.5 million, and thereafter - $4.5 million.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Note 7. Property, Plant and Equipment

                                                                               June 28,        June 29,
                                                                                 2009           2008
                                                                             -------------- -------------
                                                                                   (in thousands)

     Land                                                                         $2,907         $1,850
     Building and building improvements                                            9,659          7,069
     Leasehold improvements                                                       15,039         15,023
     Furniture and fixtures                                                        3,965          4,431
     Equipment                                                                    20,795         19,189
     Computer equipment                                                           55,541         52,847
     Telecommunication equipment                                                   8,536          9,152
     Software                                                                     73,445         62,281
                                                                             -------------- -------------
                                                                                 189,887        171,842
    Accumulated depreciation and amortization                                    135,117        121,567
                                                                             -------------- -------------
                                                                                 $54,770        $50,275
                                                                             ============== =============

Note 8. Long-Term Debt

                                                                              June 28,        June 29,
                                                                                2009           2008
                                                                             -------------- -------------
                                                                                   (in thousands)

     Term loan and revolving credit line (1)                                    $87,351        $68,000
     Revolving credit line (1)                                                        -              -
     Obligations under capital leases (2)                                         5,504             51
                                                                             -------------- --------------
                                                                                 92,855         68,051
     Less current maturities of long-term debt and obligations under
      capital leases                                                             22,337         12,801
                                                                             -------------- --------------
                                                                                $70,518        $55,250
                                                                             ============== ==============



           (1) In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility.

                                 1-800-FLOWERS.COM, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements (continued)


                On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility included a prepayment of $20.0 million, reducing the Company's outstanding term loans under the facility to $92.4 million upon closing. In addition, the amendment reduced the Company's revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 29, 2009, also revises certain financial and non-financial covenants, including maintenance of certain financial ratios and eliminates the consolidated net worth covenant that had been included in the previous agreement. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company's option at either: (i) LIBOR plus a defined margin, or
                (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company's leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment. The obligations of the Company and its subsidiaries under the Amended 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

                As a result of the modifications of its credit agreements, during the quarter ended June 28, 2009, the Company wrote-off $3.2 million of financing costs associated with the term debt related to both the 2008 Credit Facility and the Amended 2008 Credit Facility.

           (2) During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. Borrowings under the bank line are collateralized by the underlying equipment purchased, while the equipment lease line with the vendor is unsecured. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

As of June 28, 2009 long-term debt maturities, excluding amounts relating to capital leases (refer to Note 16. Commitments and Contingencies), are as follows:

                                                                    Debt
          Year                                                   Maturities
          ----                                                 --------------
                                                               (in thousands)

          2010                                                      20,348
          2011                                                      23,842
          2012                                                      30,830
          2013                                                       9,865
          2014                                                       2,466
                                                               --------------
                                                                   $87,351
                                                               ==============

Note 9.  Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48, on July 2, 2007. The Company did not have any significant unrecognized tax benefits and there was no material effect on its financial condition or results of operations as a result of implementing FIN 48.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its fiscal 2007 tax year, however, fiscal 2006 through fiscal 2009 remain subject to examination, with the exception of certain states where the statute remains open from fiscal 2004, due to non-conformity with the federal statute of limitations for assessment. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any material accrued interest or penalties associated with any unrecognized tax benefits, nor was any material interest expense recognized during the year.

Significant components of the income tax provision from continuing operations are as follows:

                                                                                Years ended
                                                                 ------------------------------------------
                                                                    June 28,      June 29,       July 1,
                                                                      2009         2008           2007
                                                                 ------------- -------------- -------------
                                                                               (in thousands)
      Current provision:
       Federal                                                      $1,254         $3,008         ($275)
       State                                                            54          1,751         2,136
                                                                 ------------- -------------- -------------
                                                                     1,308          4,759         1,861
      Deferred provision:
       Federal                                                     (15,089)         8,558        11,746
       State                                                        (1,545)          (191)        1,148
                                                                 ------------- -------------- -------------
                                                                   (16,634)         8,367        12,894
                                                                 ------------- -------------- -------------
      Income tax (benefit) expense                                $(15,326)       $13,126       $14,755
                                                                 ============= ============== =============

A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                Years ended
                                                                 ------------------------------------------
                                                                    June 28,      June 29,       July 1,
                                                                      2009         2008           2007
                                                                 ------------- -------------- -------------

      Tax at U.S. statutory rates                                   35.0%          35.0%          35.0%
      State income taxes, net of federal tax benefit                 2.4            3.5            7.1
      Non-deductible stock-based compensation                       (0.2)           0.1            1.4
      Non-deductible goodwill amortization                         (17.7)           0.3            0.3
      Rate change                                                   (1.4)             -
      Tax credits                                                   (0.1)          (0.7)          (0.3)
      Tax settlements                                                  -           (0.4)          (2.5)
      Other, net                                                     0.7           (0.5)           0.3
                                                                -------------  -------------- --------------
                                                                    18.7%          37.3%          41.3%
                                                                =============  ============== ==============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                                 Years ended
                                                                 ------------------------------------------
                                                                    June 28,      June 29,       July 1,
                                                                      2009         2008           2007
                                                                 ------------- -------------- -------------
                                                                               (in thousands)

      Deferred income tax assets:
       Net operating loss carryforwards                           $ 4,031         $3,483          $12,944
       Accrued expenses and reserves                               12,142          5,876            6,318
       Stock-based compensation                                     2,871          3,407            2,529
       Other intangibles                                            8,370              -                -
      Deferred income tax liabilities:
       Other intangibles                                                -         (8,834)          (9,112)
       Tax in excess of book depreciation                          (3,023)        (1,482)          (1,649)
                                                                 ------------- -------------- -------------
      Net deferred income tax assets                              $24,391         $2,450          $11,030
                                                                 ============= ============== =============

At June 28, 2009, the Company's federal net operating loss carryforwards were approximately $4.2 million, which if not utilized, will begin to expire in fiscal year 2025.


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

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of June 28, 2009, $13.2 remains authorized but unused.

Under this program, as of June 28, 2009, the Company had repurchased 2,058,685 shares of common stock for $13.1 million, of which $0.8 million (397,899 shares), $1.1 million (133,609 shares) and $0.2 million (24,627 shares) were repurchased during the fiscal years ending June 28, 2009, June 29, 2008 and July, 1 2007, respectively. In a separate transaction, during fiscal 2007, the Company's Board of Directors authorized the repurchase of 3,010,740 shares from an affiliate. The purchase price was $15,689,000 or $5.21 per share. The repurchase was approved by the disinterested members of the Company's Board of Directors and was in addition to the Company's existing stock repurchase authorization.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

At June 28, 2009, the Company has reserved approximately 12.6 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                                  Years Ended
                                                                     --------------------------------------
                                                                      June 28,     June 29,      July 1,
                                                                       2009          2008          2007
                                                                     ----------   -------------------------
                                                                      (in thousands, except per share data)

     Stock options                                                      $1,383        $1,416        $2,736
     Restricted stock awards                                               341         2,118         1,864
                                                                     ----------   -------------------------
         Total                                                           1,724         3,534         4,600
     Deferred income tax benefit                                           444         1,333         1,353
                                                                     ----------   -------------------------
     Stock-based compensation expense, net                              $1,280        $2,201        $3,247
                                                                     ==========   =========================

Stock based compensation expense is recorded within the following line items of operating expenses:

                                                                                  Years Ended
                                                                     --------------------------------------
                                                                      June 28,      June 29,     July 1,
                                                                       2009          2008          2007
                                                                     ----------   -------------------------
                                                                                (in thousands)


     Marketing and sales                                                  $465        $1,051        $1,605
     Technology and development                                            583           546           690
     General and administrative                                            676         1,937         2,305
                                                                     ----------   -------------------------
         Total                                                          $1,724        $3,534        $4,600
                                                                     ==========   ===========   ===========

Stock-based compensation expense has not been allocated between business segments, but is reflected in Corporate. (Refer to Note 14 - Business Segments.)

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Stock Options Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

                                                                             Years Ended
                                                                 -------------------------------------
                                                                  June 28,     June 29,     July 1,
                                                                    2009        2008         2007
                                                                 ---------- ------------ -------------
       Weighted average fair value of options granted              $1.83        $4.36        $3.29
       Expected volatility                                            56%          45%          46%
       Expected life (in years)                                      5.8          5.3          5.3
       Risk-free interest rate                                       2.2%         4.1%         4.6%
       Expected dividend yield                                       0.0%         0.0%         0.0%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The Company estimated the expected life of options granted based upon the historical weighted average. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%.

The following table summarizes stock option activity during the year ended June 28, 2009:

                                                                                      Weighted
                                                                                      Average
                                                                        Weighted      Remaining     Aggregate
                                                                        Average      Contractual    Intrinsic
                                                         Options     Exercise Price     Term       Value (000s)
                                                        ---------------------------------------------------------
Outstanding - beginning of period                         7,872,344       $8.47
Granted                                                   1,695,868       $3.54
Exercised                                                   (24,843)      $4.60
Forfeited/Expired                                          (626,697)      $8.84
                                                        -------------
Outstanding - end of period                               8,916,672       $7.52       3.9 years           $-
                                                        =============

Options vested or expected to vest at end of period       8,619,968       $8.49       3.7 years           $-
Exercisable at end of period                              6,714,378       $8.63       2.8 years           $-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2009. This amount changes based on the fair market value of the company's stock. The total intrinsic value of options exercised for the years ended June 28, 2009, June 29, 2008 and July 1, 2007 was $0.0 million, $5.9 million, and $1.0 million, respectively.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The following table summarizes information about stock options outstanding at June 28, 2009:

                                  Options Outstanding                      Options Exercisable
                    ------------------------------------------------- -------------------------------
                                       Weighted-         Weighted-       Weighted-
                                        Average           Average         Average
                       Options         Remaining         Exercise         Options         Exercise
    Exercise Price   Outstanding    Contractual Life       Price        Exercisable        Price
------------------- -------------- ------------------ --------------- --------------- ---------------

     $2.44 - 3.65       2,377,248       4.9 years           $3.29         982,380           $3.63
     $4.50 - 6.42       2,105,224       2.8 years           $5.68       1,991,724           $5.70
     $6.45 - 8.16       1,833,200       5.7 years           $6.91       1,283,700           $6.90
    $8.21 - 12.87       2,077,504       3.1 years          $11.51       1,933,078          $11.69
   $13.05 - 21.00         523,496       0.2 years          $20.34         523,496          $20.34
                    --------------                                    ---------------
                        8,916,672       3.9 years           $7.52       6,714,378           $8.49
                    ==============                                    ===============

As of June 28, 2009, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was $3.5 million and the weighted average period over which these awards are expected to be recognized was 2.7 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 28, 2009:

                                                                                    Weighted
                                                                                 Average Grant
                                                                                   Date Fair
                                                                      Shares          Value
                                                                   ------------- ---------------

          Non-vested - beginning of period                          1,275,153        $7.58
          Granted                                                   1,593,319        $3.43
          Vested                                                     (337,320)       $3.34
          Forfeited                                                  (830,240)       $7.41
                                                                   -------------
          Non-vested - end of period                                1,700,912        $4.62
                                                                   =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of June 28, 2009, there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.2 years.


Note 12. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company made contributions of $1.1 million, $0.7 million, and $0.5 million, for the years ended June 28, 2009, June 29, 2008 and July 1, 2007, respectively.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


During fiscal 2008, the Company adopted a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to Participants upon termination of employment or death in a lump sum, unless installments are selected. Company contributions during the years ended June 28, 2009 and June 29, 2008 were less than $0.1 million.

Note 13.  Restructuring

During the third and fourth quarters of fiscal 2009 the Company implemented expense reduction initiatives in order to reduce its cost structure. The initiatives primarily involved the termination of employees and facility site consolidation and closures. The Company recorded restructuring charges of $2.5 million, which are included within the following line items of the Company's consolidated statement of operations: cost of revenues ($0.2 million), marketing and sales ($1.7 million), technology and development ($0.4 million) and general and administrative ($0.2 million). Approximately $1.0 million of severance costs associated with the fourth quarter restructuring is included within accounts payable and accrued expenses and is expected to be paid out during the first quarter of fiscal 2010.

Note 14. Business Segments

The Company's management reviews the results of the Company's operations by the following three business categories:

     o  1-800-Flowers.com Consumer Floral;
     o  BloomNet Wire Service; and
     o  Gourmet Food and Gift Baskets; and

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. The Company has classified the results of operations of its Home & Children's Gifts segment, which includes Home Decor and Children's Gifts from Plow & Hearth(R), Wind & Weather(R), HearthSong(R) and Magic Cabin(R), as discontinued operations for all periods presented.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

                                                                         Years ended
                                                          -------------------------------------------
                                                              June 28,      June 29,       July 1,
     Net revenues                                              2009          2008           2007
                                                          ------------- -------------- --------------
                                                                        (in thousands)

      Net revenues:
          1-800-Flowers.com Consumer Floral                 $414,897       $491,696         $491,404
          BloomNet Wire Service                               63,933         53,488           44,379
          Gourmet Food & Gift Baskets                        240,200        196,298          192,698
          Corporate (*)                                        1,119          2,431            1,652
          Intercompany eliminations                           (6,199)        (4,702)          (4,483)
                                                          ------------- -------------- --------------
      Total net revenues                                    $713,950       $739,211         $725,650
                                                          ============= ============== ==============

                                                                         Years ended
                                                          -------------------------------------------
                                                              June 28,      June 29,       July 1,
     Operating Income                                          2009          2008           2007
                                                          ------------- -------------- --------------
                                                                        (in thousands)

      Category Contribution Margin:
          1-800-Flowers.com Consumer Floral                  $40,882        $62,967          $65,166
          BloomNet Wire Service                               19,093         18,509           14,162
          Gourmet Food & Gift Baskets                         23,433         24,593           26,377
                                                          ------------- -------------- --------------
      Category Contribution Margin Subtotal                   83,408        106,069          105,705
          Corporate (*)                                      (49,492)       (48,923)         (48,483)
          Depreciation and amortization                      (21,010)       (17,822)         (15,353)
          Goodwill and intangible impairment                 (85,438)             -                -
                                                          ------------- -------------- --------------
      Operating income (loss)                               ($72,532)       $39,324          $41,869
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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Note 15. Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

                                                                                       Years Ended
                                                               -------------------------------------------------------
                                                                  June 28, 2009       June 29, 2008       July 1, 2007
                                                               --------------------------------------------------------
                                                                          (in thousands, except per share data)

Net revenues from discontinued operations                            $143,786            $180,181             $186,948

Operating income (loss) from discontinued operations (1)            ($  4,996)          ($  1,785)           ($  6,727)

Impairment of discontinued operations (2)                           ($ 34,758)                  -                    -

Income tax expense (benefit) from discontinued operations           ($  7,838)          ($    810)           ($  2,864)

Income (loss) from discontinued operations                          ($ 31,916)          ($    975)           ($  3,863)

(1) Operating income (loss) from discontinued operations during the year ended June 28, 2009 includes approximately $0.4 million of restructuring costs associated with the Company's cost reduction initiatives implemented during the third quarter. Refer to Note 13. Restructuring Charges.

(2) During the three months ended December 28, 2008, the Home and Children's Gift segment experienced significant declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy, and in particular, as a result of the continued decline in demand for home decor products. As a result of these factors, as well as the Company's plans to resize this category based on the expectation of continued weakness in the home decor retail sector, upon completion of the impairment analysis described above, the goodwill and intangibles related to this reporting unit was deemed to be fully impaired. Therefore, during the three months ended December 28, 2008, the Company recorded a goodwill and intangible impairment charge of $20.0 million related to this business segment. In the fourth quarter ended June 28, 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment. Consequently, the Company has classified the results of its Home & Children's Gifts segment as a discontinued operation, and recorded a charge of $14.7 million to write-down the assets of the discontinued business to management's estimate of their fair value.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

                                                                                      June 28,     June 29,
                                                                                        2009         2008
                                                                                    ------------- ------------
Assets of discontinued operations
  Receivables, net                                                                         $692          $972
  Inventories                                                                            15,511        28,439
  Prepaid and other                                                                       1,940         4,460
                                                                                    ------------- ------------
      Current assets of discontinued operations                                          18,143        33,871

  Property, plant and equipment, net                                                      8,861        15,462
  Goodwill                                                                                    -        18,265
  Other intangibles, net                                                                    714         2,507
  Other assets                                                                                -            47
                                                                                    ------------- ------------
       Non-current assets of discontinued operations                                      9,575        36,281
                                                                                    ------------- ------------
Total assets of discontinued operations
                                                                                        $27,718       $70,152
                                                                                    ============= ============
Liabilities of discontinued operations
  Accounts payable and accrued expenses                                                  $3,811        $5,433
  Current maturities of long-term debt and obligations under capital leases                   -            85
                                                                                    ------------- ------------
       Current liabilities of discontinued operations                                     3,811         5,518
  Non-current liabilities of discontinued operations                                        157           203
                                                                                    ------------- ------------
Total liabilities of discontinued operations                                             $3,968        $5,721
                                                                                    ============= ============

Note 16. Commitments and Contingencies

Leases

The Company currently leases office, store facilities, and equipment under various operating leases through fiscal 2019. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis. In addition, the Company has a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009. All leases and subleases with an initial term of greater than one year are accounted for under SFAS No. 13, Accounting for Leases. These leases are classified as either capital leases, operating leases or subleases, as appropriate.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


As of June 28, 2009 future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

                                                               Obligations
                                                                  Under
                                                                 Capital      Operating
                                                                  Leases       Leases
                                                               ------------- ------------
                                                                    (in thousands)

         2010                                                       2,264      $11,441
         2011                                                       2,264       10,233
         2012                                                       1,680        8,845
         2013                                                           7        7,942
         2014                                                           -        5,931
           Thereafter                                                   -        5,715
                                                               ------------- ------------
           Total minimum lease payments                            $6,215      $50,107
                                                                             ============
           Less amounts representing interest                         711
                                                               -------------
           Present value of net minimum lease payments             $5,504
                                                               =============

At June 28, 2009, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

                                                                            Sublease       Sublease
                                                                             Income         Expense
                                                                        -------------- --------------
                                                                               (in thousands)

    2010                                                                       $2,455         $2,455
    2011                                                                        1,918          1,918
    2012                                                                        1,488          1,488
    2013                                                                          999            999
    2014                                                                          470            470
    Thereafter                                                                    392            392
                                                                        -------------- --------------
                                                                               $7,722         $7,722
                                                                        ============== ==============

Rent expense was approximately $19.9 million, $17.1 million, and $16.1 million for the years ended June 28, 2009, June 29, 2008 and July 1, 2007, respectively.

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

Note 17. Subsequent Event

The Company has evaluated subsequent events through September 11, 2009, which is the date the Company filed its Annual Report on Form 10-K for fiscal 2009 with the Securities and Exchange Commission. With the exception of the item listed below, there are no further subsequent events for disclosure.

In July 2009 the Company entered into interest rate hedge contracts totaling $45.0 million to manage its exposure to changes in the fair value of debt due in fiscal 2010 through 2012. The effect of these hedges is to change the variable rate interest to a fixed rate.

1-800-FLOWERS.COM, INC.

                 Schedule II - Valuation and Qualifying Accounts

                                               Additions
                                        -------------------------
                              Balance at    Charged to    Charged to                   Balance at
                              Beginning       Costs        Other        Deductions-      End of
                              of Period        and        Accounts-     Describe (a)     Period
Description                                  Expenses     Describe (b)
--------------------------- -------------- ------------ --------------  ------------- --------------

Reserves and allowances
  deducted from asset
  accounts:

Reserve for estimated
  doubtful accounts-
  accounts/notes
  receivable

Year Ended June 28, 2009     $1,386,000     $566,000      $300,000     $(449,000)    $1,803,000

Year Ended June 29, 2008     $1,113,000   $1,000,000          $  -     $(727,000)    $1,386,000

Year Ended July 1, 2007      $2,090,000   $1,040,000          $  -   $(2,017,000)    $1,113,000





(a) Reduction in reserve due to write-off of accounts/notes receivable balances.
(b) Amount represents opening balances from acquired businesses.