Form 10-Q
period 2009-09-27
1 800 FLOWERS COM INC
filed 2009-11-06
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 2009

                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )                                  Accelerated filer X
Non-accelerated filer ( ) (Do not check if a smaller reporting company)
Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )       No (X)

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,616,835
                                   ----------
  (Number of shares of Class A common stock outstanding as of October 30, 2009)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of October 30, 2009)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX

                                                                            Page
                                                                            ----

Part I.     Financial Information

  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets - September 27, 2009
              (Unaudited) and June 28, 2009                                    1

             Consolidated Statements of  Operations (Unaudited) -
              Three Months Ended September 27, 2009 and
              September 28, 2008                                               2

             Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended September 27, 2009 and
              September 28, 2008                                               3

             Notes to Consolidated Financial Statements (Unaudited)            4

  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       15

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       27

  Item 4.    Controls and Procedures                                          27

Part II.    Other Information

  Item 1.    Legal Proceedings                                                28

  Item 1A.   Risk Factors                                                     28

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      28

  Item 3.    Defaults upon Senior Securities                                  28

  Item 4.    Submission of Matters to a Vote of Security Holders              28

  Item 5.    Other Information                                                28

  Item 6.    Exhibits                                                         28

Signatures                                                                    29

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                    September 27,      June 29,
                                                                                        2009            2009
                                                                                   ---------------- -------------
                                                                                      (unaudited)

Assets
Current assets:
 Cash and equivalents                                                                  $2,977         $29,562
 Receivables, net                                                                      20,554          11,335
 Inventories                                                                           74,471          45,854
 Deferred tax assets                                                                   13,026          12,666
 Prepaid and other                                                                      6,255           4,580
 Current assets of discontinued operations                                             21,419          18,100
                                                                                   ---------------- -------------
 Total current assets                                                                 138,702         122,097

Property, plant and equipment, net                                                     52,850          54,770
Goodwill                                                                               41,233          41,205
Other intangibles, net                                                                 42,080          42,822
Deferred tax assets                                                                    11,902          11,725
Other assets                                                                            4,423           3,890
Non-current assets of discontinued operations                                           9,149           9,647
                                                                                   ---------------- -------------
   Total assets                                                                      $300,339        $286,156
                                                                                   ================ =============


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                                $49,170         $53,460
 Current maturities of long-term debt and obligations under capital leases             52,222          22,337
 Current liabilities of discontinued operations                                         3,752           2,633
                                                                                   ---------------- -------------
   Total current liabilities                                                          105,144          78,430
Long-term debt and obligations under capital leases                                    64,061          70,518
Other liabilities                                                                       2,546           2,091
Non-current liabilities of discontinued operations                                      1,306           1,334
                                                                                   ---------------- -------------
Total liabilities                                                                     173,057         152,373
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                 -               -
 Class A common stock, $.01 par value, 200,000,000 shares authorized 31,744,449 and 31,730,404 shares issued at September 27, 2009 and June 28, 2009,
  respectively                                                                            317             317
 Class B common stock, $.01 par value, 200,000,000 shares authorized 42,138,465
    shares issued at September 27, 2009 and June 28, 2009                                 421             421
 Additional paid-in capital                                                           282,300         281,247
 Retained deficit                                                                    (123,531)       (116,256)
 Accumulated other comprehensive loss, net of tax                                        (279)              -
 Treasury stock, at cost - 5,122,225 Class A shares and 5,280,000 Class B shares      (31,946)        (31,946)
                                                                                   ---------------- -------------
   Total stockholders' equity                                                         127,282         133,783
                                                                                   ---------------- -------------
Total liabilities and stockholders' equity                                            300,339         286,156
                                                                                   ================ =============


See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             Three Months Ended
                                                                     ---------------------------------
                                                                       September 27,    September 28,
                                                                          2009             2008
                                                                     ---------------- ----------------

Net revenues                                                             $108,316        $135,438
Cost of revenues                                                           64,562          83,242
                                                                     ---------------- ----------------

Gross profit                                                               43,754          52,196
Operating expenses:
 Marketing and sales                                                       29,476          32,074
 Technology and development                                                 4,556           5,063
 General and administrative                                                12,534          14,054
 Depreciation and amortization                                              4,946           5,075
                                                                     ---------------- ----------------
   Total operating expenses                                                51,512          56,266
                                                                     ---------------- ----------------

Operating loss                                                             (7,758)         (4,070)
Other income (expense):
 Interest income                                                               14              89
 Interest expense                                                          (1,546)         (1,158)
 Other, net                                                                     2               4
                                                                     ---------------- ----------------
   Total other income (expense), net                                       (1,530)         (1,065)
                                                                     ---------------- ----------------

Loss from continuing operations before income taxes                        (9,288)         (5,135)
Income tax benefit from continuing operations                               3,622           2,017
                                                                     ---------------- ----------------
Loss  from continuing operations                                           (5,666)         (3,118)
                                                                     ---------------- ----------------
Loss from discontinued operations before income taxes                      (2,638)         (3,617)
Income tax benefit from discontinued operations                             1,029           1,431
                                                                     ---------------- ----------------
Loss from discontinued operations                                          (1,609)         (2,186)
                                                                     ---------------- ----------------
Net loss                                                                  ($7,275)        ($5,304)
                                                                     ================ ================

Basic and diluted net loss per common share:
 From continuing operations                                                ($0.09)         ($0.05)
 From discontinued operations                                               (0.03)          (0.03)
                                                                     ---------------- ----------------
Net loss per common share                                                  ($0.11)         ($0.08)
                                                                     ================ ================


Weighted average shares used in the calculation of basic and
 diluted net loss per common share                                         63,472          63,518
                                                                     ================ ================

See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                ----------------------------------
                                                                                  September 27,     September 28,
                                                                                      2009              2008
                                                                                ---------------- -----------------

Operating activities:
Net loss                                                                            ($7,275)           ($5,304)
Reconciliation of net loss to net cash used in operating activities:
 Operating activities of discontinued operations                                     (1,695)           (10,159)
 Depreciation and amortization                                                        4,946              5,075
 Deferred income taxes                                                                 (360)                 -
 Stock-based compensation                                                             1,053              1,219
 Bad debt expense                                                                       309                495
 Other                                                                                   84               (124)
Changes in operating items, excluding the effects of acquisitions:
    Receivables                                                                      (9,528)           (20,367)
    Inventories                                                                     (28,617)           (42,085)
    Prepaid and other                                                                (1,675)            (2,898)
    Accounts payable and accrued expenses                                            (4,290)             6,852
    Other assets                                                                        (86)                79
    Other liabilities                                                                    (2)                89
                                                                                ---------------- -----------------
 Net cash used in operating activities                                              (47,136)           (67,128)

Investing activities:
Acquisitions, net of cash acquired                                                        -             (9,297)
Capital expenditures                                                                 (2,283)            (6,697)
Purchase of investment                                                                 (598)                 -
Other, net                                                                               39                 85
Investing activities of discontinued operations                                         (35)              (415)
                                                                                ---------------- -----------------
 Net cash used in investing activities                                               (2,877)           (16,324)

Financing activities:
Proceeds from employee stock options                                                      -                114
Proceeds from bank borrowings                                                        29,000             83,000
Repayment of notes payable and bank borrowings                                       (5,087)            (6,192)
Debt issuance cost                                                                        -             (2,018)
Repayment of capital lease obligations                                                 (485)                (2)
Financing activities of discontinued operations                                           -                (84)
                                                                                ---------------- -----------------
 Net cash provided by financing activities                                           23,428             74,818
                                                                                ---------------- -----------------
Net change in cash and equivalents                                                  (26,585)            (8,634)
Cash and equivalents:
 Beginning of period                                                                 29,562             12,124
                                                                                ---------------- -----------------
 End of period                                                                       $2,977             $3,490
                                                                                ================ =================




See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2010.

The balance sheet information at June 28, 2009 has been derived from the audited financial statements at that date.

The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

References in this Quarterly Report on Form 10-Q to "authoritative guidance" are to the Accounting Standards Codification issued by the Financial Accounting Standards Board ("FASB") in June 2009.

Subsequent events have been evaluated through the filing date (November 6, 2009) of these unaudited consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (loss)

For the three months ended September 27, 2009 and September 28, 2008, the Company's comprehensive net losses were as follows:


                                                     Three Months Ended
                                             -----------------------------------
                                               September 27,    September 28,
                                                  2009             2008
                                             ----------------- -----------------
                                                      (in thousands)

   Net loss                                   ($7,275)              ($5,304)
   Change in fair value of cash flow
   hedge, net of tax                             (279)                    -
                                             ----------------- -----------------
   Comprehensive loss                         ($7,554)              ($5,304)
                                             ================= =================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company's interim reporting for the quarter ended on September 27, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company's business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any business combinations during the three months ended September 27, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance is effective for the Company's interim reporting period for the three months ended on September 27, 2009. The implementation did not have a material impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for the Company for intangible assets acquired on or after June 29, 2009. The adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended September 27, 2009 and September 28, 2008, respectively, as their inclusion would be antidilutive.

Note 3 - Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 11 to the consolidated financial statements included in the Company's 2009 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

                                                                        Three Months Ended
                                                                  -----------------------------
                                                                   September 27,  September 28,
                                                                       2009           2008
                                                                  -------------- --------------
                                                                         (in thousands)

        Stock options                                                    $495          $360
        Restricted stock awards                                           558           859
                                                                  -------------- --------------
          Total                                                         1,053         1,219
        Deferred income tax benefit                                       322           389
                                                                  -------------- --------------
        Stock-based compensation expense, net                            $731          $830
                                                                  ============== ==============

Stock-based compensation is recorded within the following line items of operating expenses:

                                                                        Three Months Ended
                                                                  -----------------------------
                                                                   September 27,  September 28,
                                                                       2009          2008
                                                                  -------------- --------------
                                                                         (in thousands)

      Marketing and sales                                                $458         $531
      Technology and development                                          229          175
      General and administrative                                          366          513
                                                                  -------------- --------------
        Total                                                          $1,053       $1,219
                                                                  ============== ==============

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                                        Three Months Ended
                                                                  -----------------------------
                                                                   September 27,  September 28,
                                                                       2009          2008
                                                                  -------------- --------------

      Weighted average fair value of
       options granted                                                $1.63         $3.06
      Expected volatility                                              62.0%         41.0%
      Expected life                                                     5.6 yrs       6.4 yrs
      Risk-free interest rate                                          2.48%         2.84%
      Expected dividend yield                                           0.0%          0.0%


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The following table summarizes stock option activity during the three months ended September 27, 2009:

                                                                                       Weighted
                                                                         Weighted       Average
                                                                          Average      Remaining     Aggregate
                                                                         Exercise     Contractual    Intrinsic
                                                         Options           Price         Term       Value (000s)
                                                       -----------------------------------------------------------
Outstanding at June 28,2009                              8,916,672         $7.52
Granted                                                    125,000         $2.87
Exercised                                                        -             -
Forfeited/expired                                         (604,647)       $18.35
                                                       --------------
Outstanding at September 27, 2009                        8,437,025         $6.67       4.0 years         $631
                                                       ==============
Options vested or expected to vest at
 September 27, 2009                                      8,183,667         $6.76       3.8 years         $540
Exercisable at September 27, 2009                        6,166,907         $7.51       2.8 years           $9


As of September 27, 2009, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $3.3 million and the weighted average period over which these awards are expected to be recognized was 2.6 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 27, 2009:

                                                                               Weighted
                                                                            Average Grant
                                                                              Date Fair
                                                                 Shares         Value
                                                             -------------  ---------------
              Non-vested at June 28, 2009                      1,700,912         $4.62
              Granted                                             54,000         $2.87
              Vested                                             (14,045)        $6.89
              Forfeited                                          (10,041)        $6.55
                                                             -------------
              Non-vested at September 27, 2009                  1,730,826        $4.53
                                                             =============


The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of September 27, 2009, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.9 years.

Note 4 - Acquisitions

The Company accounts for its business combinations using the purchase method of accounting. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Operating results of the acquired entities are reflected in the Company's consolidated financial statements from date of acquisition.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. ("Napco"), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.4 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory, and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash on hand and through borrowings under the Company's revolving credit facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of "earn-out" incentives, which amounted to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets. As of September 27, 2009, the Company does not expect that any of the specified performance targets will be achieved.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Napco:

                                                           Napco
                                                          Purchase
                                                           Price
                                                         Allocation
                                                   --------------------
                                                       (in thousands)

  Current assets                                          $5,119
  Property, plant and equipment                            3,929
  Intangible assets                                          397
  Other                                                       74
                                                   --------------------
    Total assets acquired                                  9,519
                                                   --------------------
  Current liabilities                                        162
                                                   --------------------
    Total liabilities assumed                                162
                                                   --------------------
    Net assets acquired                                   $9,357
                                                   ====================

Acquisition of Geerlings & Wade

On March 25, 2009, the Company acquired selected assets of Geerlings & Wade, Inc., a retailer of wine and related products. The purchase price of approximately $2.6 million included the acquisition of inventory, and certain other assets (approximately $1.4 million of goodwill is deductible for tax purposes), as well as the assumption of certain related liabilities. The acquisition was financed utilizing available cash on hand.

The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Geerlings & Wade:

                                                        Geerlings
                                                         & Wade
                                                        Purchase
                                                          Price
                                                       Allocation
                                                   --------------------
                                                      (in thousands)

  Current assets                                          $990
  Intangible assets                                        253
  Goodwill                                               1,440
                                                   --------------------
    Total assets acquired                                2,683
                                                   --------------------
  Current liabilities                                       77
                                                   --------------------
    Total liabilities assumed                               77
                                                   --------------------
    Net assets acquired                                 $2,606
                                                   ====================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Napco and Geerlings & Wade had taken place at the beginning of fiscal year 2009. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

                                                         ---------------------------------------
                                                                  Three Months Ended
                                                         ---------------------------------------
                                                           September 27,        September 28,
                                                               2009                  2008
                                                         ---------------------------------------
                                                                     (in thousands,
                                                                  except per share data)


Net revenues from continuing operations                       $108,316             $137,414

Operating loss from continuing operations                      (7,758)              (3,881)

Net loss from continuing operations                            (5,666)              (2,964)

Basic and  diluted  net loss per common  share from
continuing operations                                          $(0.09)              $(0.05)

Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                        September 27,     June 28,
                                                                                            2009            2009
                                                                                       --------------- -------------
                                                                                               (in thousands)

                Finished goods                                                              $47,409        $23,759
                Work-in-Process                                                              20,445         16,619
                Raw materials                                                                 6,617          5,476
                                                                                       --------------- -------------
                                                                                            $74,471        $45,854
                                                                                       =============== =============

Note 6 - Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

                                               1-800-                            Gourmet
                                             Flowers.com        BloomNet         Food and
                                              Consumer            Wire             Gift
                                              Floral            Service          Baskets           Total
                                            ----------------------------------------------------------------
                                                                     (in thousands)

Balance at June 28, 2009                       $5,728               $-          $35,477           $41,205
 Acquisition Adjustment                             -                -               28                28
                                            --------------  -------------  ---------------   ---------------
Balance at September 27, 2009                  $5,728               $-          $35,505           $41,233
                                            ==============  =============  ===============   ===============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company's other intangible assets consist of the following:

                                                      September 27, 2009                          June 28, 2009
                                            ---------------------------------------- ----------------------------------------
                                               Gross                                   Gross
                              Amortization   Carrying     Accumulated                 Carrying    Accumulated
                                 Period       Amount      Amortization      Net        Amount     Amortization       Net
                             --------------------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
   Investment in licenses    14 - 16 years     $5,314          $4,942        $372      $5,314          $4,823         $491
   Customer lists             3 - 10 years     15,695           5,198      10,497      15,695           4,673       11,022
   Other                       5 - 8 years      2,388           1,058       1,330       2,388             960        1,428
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               23,397          11,198      12,199      23,397          10,456       12,941

 Trademarks with
   indefinite lives                -          29,881                -      29,881      29,881               -       29,881
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
   intangible assets                          $53,278         $11,198     $42,080     $53,278         $10,456      $42,822
                                            ============ =============== =========== =========== =============== ============


Future estimated amortization expense is as follows: remainder of fiscal 2010 - $2.3 million, fiscal 2011 - $2.3 million, fiscal 2012 - $1.6 million, and fiscal 2013 - $1.5 million, and thereafter - $4.5 million.


Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        September 27,     June 28,
                                                                                            2009            2009
                                                                                       ----------------  -----------
                                                                                               (in thousands)

                Term loan (1)                                                               $82,264         $87,351
                Revolving line of credit (1)                                                 29,000               -
                Obligations under capital leases (2)                                          5,019           5,504
                                                                                         -----------     -----------
                                                                                            116,283          92,855
                Less current maturities of long-term debt and obligations under
                   capital leases                                                            52,222          22,337
                                                                                         -----------     -----------
                                                                                            $64,061         $70,518
                                                                                         ===========     ===========


     (1) In order to fund the increase in working capital requirements associated with DesignPac which was acquired on April 30, 2008, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "2008 Credit Facility"). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company's previous credit facility.

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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)


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


The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matures on July 25, 2012. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive loss. The ineffective portion, if any, is recorded within interest expense in the consolidated statement of operations.

Note 8-Fair Value Measurements

Effective June 30, 2008, the Company adopted authoritative guidance for fair value measurement and disclosure provisions of fair value measurements of financial and non-financial assets and liabilities that were already subject to fair value measurements under current accounting rules. This guidance also required expanded disclosures related to fair value measurements.

On June 29, 2009, the Company adopted the newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company's non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

The authoritative guidance for fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the guidance are described below:

     Level 1 Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

     Level 2 Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

    Level  3   Valuations  based on  inputs  that are  supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's interest rate swap which is included in other liabilities in the consolidated balance sheet:

                                                                                    Fair Value Measurements
                                                                                     Assets (Liabilities)
                                                                            ------------------------------------------
                                                          Total as of
                                                       September 27, 2009      Level 1        Level 2       Level 3
                                                       -------------------  -------------  ------------  -------------
                                                                                  (in thousands)
     Interest rate swap (1)                                    $(457)                -       $(457)             -

        (1) Included in other long-term liabilities on the consolidated balance sheet.


The following presents the balances and net changes in the accumulated other comprehensive loss related to this interest rate swap, net of income taxes.

                                                                       ------------------
                                                                       Three Months Ended
                                                                       ------------------
                                                                          September 27,
                                                                             2009
                                                                       ------------------
                                                                         (in thousands)

     Balance at the beginning of period                                        $-
     Amount reclassified to interest expense,
      net of tax benefit of $57                                                89
     Net change in fair value of interest rate
      swap, net of tax benefit of $235                                       (368)
                                                                       ------------------
     Balance at end of period                                               ($279)
                                                                       ==================

Note 9 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate for the three months ended September 27, 2009 was 39.0%, compared to 39.3% during the comparative three months ended September 28, 2008. The Company's effective tax rate for the three months ended September 27, 2009 and September 28, 2008 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its fiscal 2007 tax year, however fiscal 2006 through fiscal 2008 remain subject to examination, with the exception of certain states where the statute remains open from fiscal 2004, due to non-conformity with the federal statute of limitations for assessment. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 10 - Business Segments

The Company's management reviews the results of the Company's operations by the following three business categories:

     o    1-800-Flowers.com Consumer Floral;
     o    BloomNet Wire Service; and
     o    Gourmet Food and Gift Baskets

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


                                                         Three Months Ended
                                                    ----------------------------
                                                    September 27,  September 28,
   Net revenues                                         2009           2008
                                                    -------------  -------------
                                                            (in thousands)

    Net revenues:
       1-800-Flowers.com Consumer Floral                $70,003        $83,482
       BloomNet Wire Service                             13,785         15,381
       Gourmet Food & Gift Baskets                       24,740         36,762
       Corporate (*)                                        126            204
       Intercompany eliminations                           (338)          (391)
                                                    -------------  -------------
     Total net revenues                                $108,316       $135,438
                                                    =============  =============


                                                         Three Months Ended
                                                    ----------------------------
                                                    September 27,  September 28,
   Operating Loss                                       2009           2008
                                                    -------------  -------------
                                                            (in thousands)

    Category Contribution Margin:
       1-800-Flowers.com Consumer Floral                $7,673         $10,587
       BloomNet Wire Service                             4,105           4,340
       Gourmet Food & Gift Baskets                      (3,210)           (940)
                                                    -------------  -------------
    Category Contribution Margin Subtotal               $8,568         $13,987
       Corporate (*)                                   (11,380)        (12,982)
       Depreciation and amortization                    (4,946)         (5,075)
                                                    -------------  -------------
    Operating Loss                                     ($7,758)        ($4,070)
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

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 11. Discontinued Operations

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

Results for discontinued operations are as follows:

                                                           -----------------------------------------
                                                                      Three Months Ended
                                                           -----------------------------------------
                                                              September 27,          September 28,
                                                                  2009                   2008
                                                           -----------------------------------------
                                                                         (in thousands)

Net revenues from discontinued operations                       $17,354                 $22,595

Operating loss from discontinued operations                      (2,638)                 (3,617)

Income tax benefit from discontinued operations                  (1,029)                 (1,431)

Loss from discontinued operations                                (1,609)                 (2,186)



Assets and liabilities of discontinued operations are as follows:

                                                                                  September 27,        June 28,
                                                                                      2009              2009
                                                                                ----------------- -----------------
                                                                                             (in thousands)
Assets of discontinued operations
 Receivables, net                                                                    $ 627              $692
 Inventories                                                                        15,685            15,529
 Prepaid and other                                                                   5,107             1,878
                                                                                ----------------- -----------------
 Current assets of discontinued operations                                          21,419            18,100
 Property, plant and equipment, net                                                  8,387             8,871
 Other intangibles, net                                                                666               666
 Other assets                                                                           96               110
                                                                                ----------------- -----------------
     Non-current assets of discontinued operations                                   9,149             9,647
                                                                                ----------------- -----------------
Total assets of discontinued operations                                            $30,568           $27,747
                                                                                ================= =================
Liabilities of discontinued operations
 Accounts payable and accrued expenses                                              $3,752            $2,633
                                                                                ----------------- -----------------
 Current liabilities of discontinued operations                                      3,752             2,633
 Non-current liabilities of discontinued operations                                  1,306             1,334
                                                                                ----------------- -----------------
Total liabilities of discontinued operations                                        $5,058            $3,967
                                                                                ================= =================

Note 12 - Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed or referred to under the caption "Forward-Looking Information" and under Part II, Item 1A -- "Risk Factors".

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. 1-800-FLOWERS.COM(R) (1-800-356-9377 or www.1800flowers.com), was listed as a Top 50 Online Retailer by Internet Retailer in 2006, as well as 2008 Laureate Honoree by the Computerworld Honors Program and the recipient of ICMI's 2006 Global Call Center of the Year Award. 1-800-FLOWERS.COM offers the best of both worlds: exquisite arrangements created by some of the nation's top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight Fresh From Our Growers(R). As always, 100% satisfaction and freshness are guaranteed. The Company's BloomNet(R) international floral wire service provides (www.mybloomnet.net) a broad range of quality products and value-added services designed to help professional florists grow their businesses.

The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May(R) Confections Brands (www.fanniemay.com and www.harrylondon.com); wine gifts from Ambrosia(R) (www.ambrosia.com) and Geerlings&WadeSM (www.geerwade.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) and DesignPac Gifts(TM) (www.designpac.com) and Celebrations(R) (www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

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

                                                          Three Months Ended
                                             -----------------------------------------
                                              September 27,  September 28,
                                                 2009            2008        % Change
                                             --------------  -------------  ----------
                                                      (in thousands)
     Net Revenues from continuing
     operations:
       1-800-Flowers.com Consumer Floral         $70,003         $83,482        (16.1%)
       BloomNet Wire Service                      13,785          15,381        (10.4%)
       Gourmet Food & Gift Baskets                24,740          36,762        (32.7%)
       Corporate (*)                                 126             204        (38.2%)
       Intercompany eliminations                    (338)           (391)        13.6%
                                             --------------  -------------
     Total net revenues from continuing
     operations                                 $108,316        $135,438         (20.0%)
                                             ==============  =============

                                                          Three Months Ended
                                             -----------------------------------------
                                              September 27,  September 28,
                                                 2009            2008        % Change
                                             --------------  -------------  ----------
                                                      (in thousands)
     Gross Profit from continuing
     operations:
       1-800-Flowers.com Consumer Floral         $25,847         $31,690        (18.4%)
                                                    36.9%           38.0%

       BloomNet Wire Service                       8,022           8,340         (3.8%)
                                                    58.2%           54.2%

       Gourmet Food & Gift Baskets                 9,791          12,032        (18.6%)
                                                    39.6%           32.7%

       Corporate (*)                                  94             157        (40.1%)
                                                    74.6%           77.0%

       Intercompany eliminations                       -             (23)
                                             --------------  -------------
     Total gross profit from continuing
     operations                                  $43,754         $52,196        (16.2%)
                                             ==============  =============
                                                    40.4%           38.5%
                                             ==============  =============

                                                          Three Months Ended
                                             ------------------------------------------
                                              September 27,  September 28,
                                                 2009            2008        % Change
                                             --------------  -------------  -----------
     EBITDA (**) from continuing operations:          (in thousands)
     Category Contribution Margin:
       1-800-Flowers.com Consumer Floral          $7,673         $10,587         (27.5%)
       BloomNet Wire Service                       4,105           4,340          (5.4%)
       Gourmet Food & Gift Baskets                (3,210)           (940)       (241.5%)
                                             --------------  -------------
     Category Contribution Margin Subtotal         8,568          13,987         (38.7%)
         Corporate (*)                           (11,380)        (12,982)         12.3%
                                             --------------  -------------
     EBITDA from continuing operations           ($2,812)         $1,005        (379.8%)
                                             ==============  ==============

                                                          Three Months Ended
                                             -----------------------------------------
                                              September 27,  September 28,
                                                 2009            2008        % Change
                                             --------------  -------------  ----------
       Discounted operations:                         (in thousands)
     Net Revenues from discontinued
     operations                                  $17,354         $22,595       (23.2%)
     Gross profit from discontinued operations     7,548           9,626       (21.6%)
     EBITDA from discontinued operations          (2,119)         (3,016)       29.7%

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

Reconciliation of Net Loss from Continuing  Operations to EBITDA from Continuing
Operations:

                                                                 Three Months Ended
                                                           -------------------------------
                                                           September 27,   September 28,
                                                                2009            2008
                                                           --------------- ---------------
                                                                    (in thousands)
       Net loss from continuing operations                     ($5,666)        ($3,118)
       Add:
        Interest expense                                         1,546           1,158
        Depreciation and amortization                            4,946           5,075

       Less:
        Income tax benefit                                       3,622           2,017
        Interest income                                             14              89
        Other income                                                 2               4
                                                           --------------- ---------------
       EBITDA from continuing operations                       ($2,812)         $1,005
                                                           =============== ===============

Results of Operations

Net Revenues

                                                     Three Months Ended
                                       -----------------------------------------------
                                        September 27,    September 28,
                                            2009            2008          % Change
                                       --------------- ---------------- --------------
                                                 (in thousands)
          Net revenues:
            E-Commerce                    $74,840         $87,896           (14.9%)
            Other                          33,476          47,542           (29.6%)
                                       --------------- ----------------
          Total net revenues             $108,316        $135,438           (20.0%)
                                       =============== ================

During the three months ended September 27, 2009, revenues declined by 20.0% over the prior year, resulting from continued weakness in the retail economy which contributed to lower wholesale order volume from DesignPac Gifts, which is included within the Company's Gourmet Food & Gift Baskets business, combined with lower demand within the consumer floral business and from weakness in wholesale product sales within the BloomNet WireService business. Approximately $8.0 million of the reduction in the Gourmet Food & Gift Baskets business was attributable to a shift in DesignPac customer shipments into the upcoming second quarter of fiscal 2010.

The Company fulfilled approximately 1,232,100 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended September 27, 2009, a decrease of 10.5% over the prior year period, reflecting a continued decline in consumer spending, primarily within the 1-800-Flowers.com Consumer Floral category. The Company's E-commerce average order value of $60.74 decreased 4.8% over the prior year period.

Other revenues decreased as a result of the aforementioned decline within the Gourmet Food & Gifts business, primarily related to DesignPac, approximately $8.0 million of which was due to the movement of several large shipments into the Company's second quarter, as well as lower revenue from floral product sales within the Company's BloomNet Wire Service category.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three months ended September 27, 2009 decreased by 16.1% over the prior year period, as a result of lower order volume and average order value as a result of the continued decline in demand throughout the consumer sector caused by the weak economy.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three months ended September 27, 2009 decreased by 10.4% over the prior year period, primarily as a result of decreased wholesale product revenues as florists scaled back and delayed purchases.

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May, The Popcorn Factory, The Winetasting Network and DesignPac businesses. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. Net revenue during the three months ended September 27, 2009 decreased by 32.7% over the prior year period, primarily reflecting reduced orders from DesignPac wholesale customers, including the shift of approximately $8.0 million of wholesale orders into the Company's second fiscal quarter.

The Company expects economic conditions for consumers will continue to be very challenging. Based on this outlook, the Company anticipates that revenues for fiscal year 2010 will be consistent to down approximately 5 percent compared with the prior year.


Gross Profit

                                               Three Months Ended
                                  ---------------------------------------------
                                   September 27,   September 28,
                                      2009             2008         % Change
                                  --------------  --------------- -------------
                                              (in thousands)

        Gross profit                 $43,754         $52,196       (16.2%)
        Gross margin %                  40.4%           38.5%


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

Gross profit decreased during the three months ended September 27, 2009, due primarily to the decline in revenues described above, while gross margin percentage increased 190 basis points as a result of product mix, primarily reflecting the impact of lower wholesale revenues from DesignPac.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased by 18.4% and 110 basis points, respectively, as a result of a lower sales volume and increased promotional pricing during the early part of the quarter. During the latter part of the quarter, initiatives to reduce promotional pricing and shipping costs began to take hold, and the Company expects to see the benefits of these efforts, in the form of improved gross profit margins, beginning in the second quarter and throughout the remainder of fiscal 2010.

The BloomNet Wire Service category gross profit decreased by 3.8% over the prior year period as a result of the aforementioned decline of wholesale product revenue, while gross profit margins increased by 400 basis points, reflecting the impact of product mix and pricing initiatives.

The Gourmet Food & Gift Basket category gross profit decreased by 18.6% over the prior year period as a result of the lower wholesale revenue from DesignPac. Gross margin percentage increased by 690 basis points, reflecting the impact of the decline in lower margin DesignPac sales volume, as well as improved margins resulting from reduced promotional pricing and manufacturing efficiencies across all other businesses within the category.

During the remainder of fiscal 2010, the Company expects its gross margin percentage will improve slightly in comparison to fiscal 2009 as a result of a positive shift in product mix and anticipated gross margin improvements in most of its businesses resulting from product sourcing and supply chain initiatives, which are expected to reduce reliance on promotional activity.

Marketing and Sales Expense

                                                Three Months Ended
                                   ---------------------------------------------
                                    September 27,    September 28,
                                       2009              2008          % Change
                                   ------------------ --------------- ----------
                                              (in thousands)

      Marketing and sales              $29,476         $32,074         (8.1%)
      Percentage of net revenues          27.2%           23.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

During the three months ended September 27, 2009, marketing and sales expense decreased by 8.1% as a result of a number of cost-reduction initiatives, including savings in catalog printing and co-mailing costs, planned reductions in customer prospecting, as well as overall reductions in advertising programs as their efficacy declines during periods of soft consumer demand and the reduction in variable costs associated with the decline in revenue. During the three months ended September 27, 2009 the Company added approximately 392,000 new E-commerce customers. Of the 625,000 total customers who placed E-commerce orders during the three months ended September 27, 2009, approximately 61.5% were repeat customers, compared to 63.0% during the prior year.

During the remainder of fiscal 2010, the Company expects that marketing and sales expense will continue to decrease in comparison to the prior year, and while varying from quarter to quarter due to the seasonal nature of the Company's business, will be consistent as a percentage of net revenues during fiscal 2010 due to the expectation of a slight decline in sales resulting from anticipated weakness in the economy through the fiscal 2010 holiday season.

Technology and Development Expense

                                                Three Months Ended
                                   ---------------------------------------------
                                    September 27,    September 28,
                                       2009              2008          % Change
                                   ------------------ --------------- ----------
                                               (in thousands)

       Technology and development      $4,556         $5,063          (10.0%)
       Percentage of net revenues         4.2%           3.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems.

During the three months ended September 27, 2009, technology and development expense decreased by 10% in comparison to the prior year period as a result of decreased labor/consulting costs as a result of re-sizing initiatives, as well as a reduction in the number of hosting sites and footprint. During the three months ended September 27, 2009 and September 28, 2008, the Company expended $6.3 million and $10.6 million, respectively, on technology and development, of which $1.7 million and $5.6 million, respectively, has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, and expects that its spending for the remainder of fiscal 2010 will decrease both in terms of dollars spent, and as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expense

                                               Three Months Ended
                                   ---------------------------------------------
                                    September 27,    September 28,
                                       2009              2008          % Change
                                   ------------------ --------------- ----------
                                               (in thousands)

        General and administrative      $12,534         $14,054         (10.8%)
        Percentage of net revenues         11.6%           10.4%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased by 10.8% during the three months ended September 27, 2009 in comparison to the prior year period as result of decreased labor costs related to the Company's re-sizing initiatives implemented during fiscal 2009.

As a result of cost reduction initiatives, the Company expects that its general and administrative expenses for fiscal 2010 will decrease slightly as a percentage of net revenues in comparison to the prior year.

Depreciation and Amortization Expense

                                                 Three Months Ended
                                   ---------------------------------------------
                                    September 27,    September 28,
                                       2009              2008          % Change
                                   ------------------ --------------- ----------
                                               (in thousands)

       Depreciation and amortization     $4,946         $5,075          (2.5%)
       Percentage of net revenues           4.6%           3.7%

Depreciation and amortization expense decreased by 2.5% during the three months ended September 27, 2009 in comparison to the prior year as a result of a reduction in capital spending and reduced amortization associated with amortizable intangibles that were written down in the prior year.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms, are critical to attaining its strategic objectives. However, the Company is committed to reducing its capital expenditures and expects that depreciation and amortization for fiscal 2010 will decrease in comparison to the prior year.

Other Income (Expense)

                                                 Three Months Ended
                                   ---------------------------------------------
                                    September 27,    September 28,
                                       2009              2008          % Change
                                   ------------------ --------------- ----------
                                               (in thousands)

       Interest income                      $14            $89          (84.3%)
       Interest expense                  (1,546)        (1,158)         (33.5%)
       Other                                  2              4          (50.0%)
                                    -------------- ---------------
                                        $(1,530)       $(1,065)         (43.7%)
                                    ============== ===============

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, primarily attributable to the Company's long-term debt and revolving line of credit, partially offset by income earned on the Company's available cash balances.

Net borrowing costs increased during the three months ended September 27, 2009, in comparison to the prior year period, primarily as a result of higher interest rates and financing costs associated with the Company's credit facility (as defined below).

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

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matures on July 25, 2012. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive loss.

Income Taxes

During the three months ended September 27, 2009 and September 28, 2008, the Company recorded an income tax benefit from continuing operations of $3.6 million and $2.0 million, respectively. The Company's effective tax rates from continuing operations for the three months ended September 27, 2009 and September 28, 2008 was 39.0% and 39.3%, respectively. These effective rates differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

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

Results for discontinued operations are as follows:

                                                                         Three Months Ended
                                                              -----------------------------------------
                                                               September 27  September 28,    % Change
  Discontinued operations:                                         2009          2008
                                                              ------------- -------------- ------------
                                                                         (in thousands)

    Net revenues from discontinued operations                     $17,354         $22,595      (23.2%)
    Gross profit from discontinued operations                       7,548           9,626      (21.6%)
    Operating loss from discontinued operations                    (2,638)         (3,617)      27.3%
    Loss from discontinued operations                              (1,609)         (2,186)      26.4%

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand.

During the three months ended September 27, 2009 net revenues from discontinued operations decreased by 23.2% as a result of lower E-commerce sales volume, due to a combination of reduced consumer spending, particularly in the home decor product category, and a planned reduction in catalog circulation. Further contributing to the revenue decline were lower retail store sales, compared to the same period of the prior year, due to a store closure and decline in customer traffic.

Gross profit from discontinued operations during the three months ended September 27, 2009 decreased by 21.6% over the prior year period as a result of the aforementioned revenue declines, while gross margin percentage improved 90 basis points to 43.5%, benefiting from enhanced product sourcing and shipping initiatives.

As a result of the decline in revenues, offset by the improved gross margins and reduced operating expenses of approximately $3.0 million, primarily related to reduced catalog circulation costs, operating loss of discontinued operations improved $1.0 million to $(2.6) million.

Liquidity and Capital Resources

At September 27, 2009, the Company had working capital of $33.6 million, including cash and equivalents of $3.0 million, compared to working capital of $43.7 million, including cash and equivalents of $29.6 million, at June 28, 2009.

Net cash used in operating activities of $47.1 million for the quarter ended September 27, 2009 was primarily related to the net loss for the quarter as well as seasonal changes in working capital, including increases in inventory and receivables related to the upcoming holiday season. Net cash used in operating activities includes cash used in operating activities of discontinued operations of $1.7 million.

Net cash used in investing activities of $2.9 million for the quarter ended September 27, 2009 was attributable to capital expenditures, primarily related to the Company's technology infrastructure.

Net cash provided by financing activities of $23.4 million for the quarter ended September 27, 2009 was primarily from revolving credit borrowings required to fund seasonal working capital needs, net of the repayment of bank borrowings on outstanding debt and long-term capital lease obligations. The Company expects that all borrowings under its revolver, which amounted to $29.0 million at September 27, 2009, will be repaid by the end of its fiscal second quarter.

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

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 27, 2009, $13.2 million remains authorized but unused.

At September 27, 2009, the Company's contractual obligations from continuing operations consist of:

                                                                      Payments due by period
                                        ---------------------------------------------------------------------------------
                                                                           (in thousands)
                                                        Less than 1          1 - 2          3 - 5          More than 5
                                           Total            year             years          years              years
                                        ------------   ---------------  -------------   -------------   ----------------

Long-term debt, including interest        $117,502           $54,474         $55,389          $7,639              $-
Capital lease obligations,
   including interest                        5,651             2,264           3,381               6               -
Operating lease obligations                 48,678            11,441          19,078          13,873           4,286
Sublease obligations                         7,624             2,455           3,406           1,469             294
Marketing agreement                          6,654             3,154           3,500               -               -
Purchase commitments (*)                    29,739            29,739               -               -               -
                                        -------------  ---------------  -------------   -------------   ---------------
     Total                                $215,848          $103,527         $84,754         $22,987          $4,580
                                        =============  ===============  ==============  =============   ===============

(*) Purchase commitments consist primarily of inventory, equipment purchase orders and online marketing agreements made in the ordinary course of business

Critical Accounting Policies and Estimates

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

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company's online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point. Net revenues generated by the Company's BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists. Membership fees are recognized monthly in the period earned, and product sales are recognized upon product shipment with shipping terms of FOB shipping point.

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

Goodwill is reviewed for impairment utilizing a two-step process.The first step requires us to compare the fair value of each reporting unit to the respective carrying value, which includes goodwill.If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The impairment test process requires valuation of the respective reporting unit, which we estimate using a discounted five year forecasted cash flow with a year-five residual value based upon a comparative market Earnings Before
Interest,   Taxes,   Depreciation  and  Amortization   (EBITDA)   multiple. The
assumptions about future cash flows and growth rates are based on each reporting unit's long-term forecast and are subject to review and approval by senior management. The market EBITDA multiple is based on market transactions in the reporting unit's industry. The discount rate is based on our weighted average cost of capital, which the Company believes approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in interest rates, growth rates, costs, pricing, capital expenditures and market conditions.

Impairment testing during fiscal 2009 indicated the fair value of our Home & Children's Gifts and Gourmet Food & Gift Basket reporting units was less than their respective carrying values, and after performing step two, the Company recorded impairment charges in both reporting units. Although our businesses continue to be impacted by the economic downturn, the Company's market capitalization remains above its book value and evaluations of our reporting units indicated that it was unlikely the fair value of any reporting unit fell below its carrying value. Accordingly, we have not performed an interim goodwill impairment test subsequent to the fiscal 2009 annual impairment test.

A prolonged economic downturn resulting in lower EBITDA multiples, lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances that have a negative impact to the valuation assumptions may also reduce the fair value of our reporting units. Should such events occur and it becomes more likely than not that a reporting unit's fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test. Future impairment tests may result in a goodwill impairment, depending on the outcome of both step one and step two of the impairment review process. A goodwill impairment would be reported as a non-cash charge to earnings.

Capitalized Software

The carrying value of capitalized software, both purchased and internally developed, is periodically reviewed for potential impairment indicators. Future events could cause the Company to conclude that impairment indicators exist and that capitalized software is impaired.

Stock-based Compensation

The FASB authoritative guidance requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. The Company determines the fair value of stock options issued by using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities are based on historical volatility of the Company's stock price. The dividend yield is based on historical experience and future expectations. The risk-free interest rate is derived from the US Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates expected forfeiture rates, based on historical behavior. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of the Company's stock options.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company's interim reporting for the quarter ended on September 27, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company's business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any business combinations during the three months ended September 27, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance is effective for the Company's interim reporting period for the three months ended on September 27, 2009. The implementation did not have a material impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for the Company for intangible assets acquired on or after June 29, 2009. The adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

Forward Looking Information and Factors that May Affect Future Results


Our disclosure and analysis in this report contain forward-looking information about the Company's financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

     o    the Company's ability:

          o    to achieve revenue and profitability;
          o    to reduce costs and enhance its profit margins;
          o    to manage the increased seasonality of its business;
          o    to effectively integrate and grow acquired companies;
          o    to cost effectively acquire and retain customers;
          o    to compete against existing and new competitors;
          o to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
          o    to cost efficiently manage inventories; and
          o    to leverage its operating infrastructure;

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 28, 2009 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995". We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of September 27, 2009, the Company's outstanding debt, including current maturities, approximated $116.3 million.

The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matures on July 25, 2012. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive loss. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

Inclusive of the impact of the Company's interest rate swap agreement, each 50 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million during the three months ended September 27, 2009.


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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 1A.  RISK FACTORS.

There were no material  changes to the  Company's  risk  factors as discussed in
Item 1A-Risk Factors in the Company's Annual Report on Form 10-K for the year ended June 28, 2009.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of common stock during the three months ended September 27, 2009 which includes the period June 29, 2009 through September 27, 2009.

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 27, 2009, $13.2 million remains authorized but unused.

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





                                             1-800-FLOWERS.COM, Inc.
                                             -----------------------------------
                                             (Registrant)




Date: November 6, 2009                        /s/ James F. McCann
--------------------------                   ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors





Date: November 6, 2009                        /s/ William E. Shea
---------------------------                  -----------------------------------
                                             William E. Shea
                                             Senior Vice President of Finance
                                             and Administration and Chief
                                             Financial Officer