Form 10-Q/A
period 2009-09-27
1 800 FLOWERS COM INC
filed 2009-12-18
CIK 1084869

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )       No (X)

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,616,835
                                   ----------
  (Number of shares of Class A common stock outstanding as of October 30, 2009)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of October 30, 2009)

                             1-800-FLOWERS.COM, Inc.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 27, 2009, as filed with the Securities and Exchange Commission on November 6, 2009, is to filed revised certifications of our principal executive officer and principal financial officer as Exhibit 32.1 to include the conformed signature of such officers, which were unintentionally omitted from the EDGAR filing.

No other changes have been made to the Form 10-Q other than the one described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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