Form 10-Q
period 2009-12-27
1 800 FLOWERS COM INC
filed 2010-02-05
CIK 1084869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 27, 2009

                                       or

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes ( ) No (X)

The number of shares outstanding of each of the Registrant's classes of common stock:

                                   26,655,662
                                   ----------
  (Number of shares of Class A common stock outstanding as of February 1, 2010)

                                   36,858,465
                                   ----------
  (Number of shares of Class B common stock outstanding as of February 1, 2010)

                             1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

                                      INDEX
                                                                            Page
                                                                            ----
Part I.     Financial Information

 Item 1.     Consolidated Financial Statements:

             Consolidated Balance Sheets - December 27, 2009
              (Unaudited) and June 28, 2009                                    1

             Consolidated Statements of Operations (Unaudited) - Three
              and Six Months Ended December 27, 2009 and December
              28, 2008                                                         2

             Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended December 27, 2009 and December
              28, 2008                                                         3

             Notes to Consolidated Financial Statements (Unaudited)            4

 Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             17

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk       29

 Item 4.     Controls and Procedures                                          30

Part II.    Other Information

 Item 1.     Legal Proceedings                                                31

 Item 1A.    Risk Factors                                                     31

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      31

 Item 3.     Defaults upon Senior Securities                                  31

 Item 4.     Submission of Matters to a Vote of Security Holders              31

 Item 5.     Other Information                                                32

 Item 6.     Exhibits                                                         32

Signatures                                                                    33

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                      December 27,    June 28,
                                                                                         2009          2009
                                                                                      ------------ ------------
                                                                                      (unaudited)
Assets
Current assets:
 Cash and equivalents                                                                    $46,389     $29,562
 Receivables, net                                                                         35,467      11,335
 Inventories                                                                              43,641      45,854
 Deferred tax assets                                                                       8,415      12,666
 Prepaid and other                                                                         6,810       4,580
 Current assets of discontinued operations                                                12,325      18,100
                                                                                      ------------ ------------
 Total current assets                                                                    153,047     122,097

Property, plant and equipment, net                                                        52,027      54,770
Goodwill                                                                                  41,211      41,205
Other intangibles, net                                                                    41,358      42,822
Deferred tax assets                                                                       11,898      11,725
Other assets                                                                               5,496       3,890
Non-current assets of discontinued operations                                              6,840       9,647
                                                                                     ------------ -------------
    Total assets                                                                        $311,877    $286,156
                                                                                     ============ =============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                                  $73,276     $53,460
  Current maturities of long-term debt and capital leases                                 24,086      22,337
   Current liabilities of discontinued operations                                          9,545       2,633
                                                                                     ------------ -------------
    Total current liabilities                                                            106,907      78,430
Long-term debt and capital leases                                                         57,717      70,518
Other liabilities                                                                          2,552       2,091
Non-current liabilities of discontinued operations                                         1,288       1,334
                                                                                     -------------- ------------
Total liabilities                                                                        168,464     152,373
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                   -           -
  Class A common stock, $.01 par value, 200,000,000 shares authorized 31,895,062 and
    31,730,404 shares issued at December 27, 2009 and June 28, 2009, respectively            319         317
  Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465
    shares issued  at December 27, 2009 and June 28, 2009                                    421         421
  Additional paid-in capital                                                             283,461     281,247
  Retained deficit                                                                      (108,228)   (116,256)
 Accumulated other comprehensive loss, net of tax                                           (276)          -
 Treasury stock, at cost - 5,226,443 and 5,122,225 Class A shares at December 27,
   2009 and June 28, 2009, respectively and 5,280,000 Class B shares                     (32,284)    (31,946)
                                                                                     ------------ -------------
    Total stockholders' equity                                                           143,413     133,783
                                                                                     ------------ -------------
Total liabilities and stockholders' equity                                              $311,877    $286,156
                                                                                     ============ =============

         See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                             ---------------------------------   ---------------------------------
                                                               December 27,     December 28,      December 27,     December 28,
                                                                  2009             2008               2009            2008
                                                             ---------------- ----------------   --------------- ----------------
Net revenues                                                    $238,454         $251,571           $346,770         $387,009
Cost of revenues                                                 138,791          150,858            203,353          234,100
                                                             ---------------- ----------------   --------------- ----------------
Gross profit                                                      99,663          100,713            143,417          152,909
Operating expenses:
 Marketing and sales                                              51,976           54,560             81,452           86,634
 Technology and development                                        4,525            4,781              9,081            9,844
 General and administrative                                       14,673           10,929             27,207           24,983
 Depreciation and amortization                                     5,343            5,094             10,289           10,169
                                                             ---------------- ----------------   ---------------  ----------------
       Total operating expenses                                   76,517           75,364            128,029          131,630
                                                             ---------------- ----------------   ---------------  ----------------
Operating income                                                  23,146           25,349             15,388           21,279
Other income (expense):
 Interest income                                                      11               73                 25              163
 Interest expense                                                 (1,985)          (2,507)            (3,531)          (3,666)
 Other                                                                13               14                 15               18
                                                             ---------------- ----------------   ---------------  ----------------
Total other income (expense), net                                 (1,961)          (2,420)            (3,491)          (3,485)
                                                             ---------------- ----------------   ---------------  ----------------
Income from continuing operations before income taxes             21,185           22,929             11,897           17,794
Income tax expense from continuing operations                      8,452            8,973              4,830            6,956
                                                             ---------------- ----------------   ---------------  ----------------
Income from continuing operations                                 12,733           13,956              7,067           10,838
                                                             ---------------- ----------------   ---------------  ----------------
Operating income (loss) from discontinued operations               3,795           18,559              1,157          (22,176)
 (including loss on disposal of $3.3 million during the
  three and six months ended December 27, 2009 and
  impairment charges of $20.0 million during the three and
  six months ended December 28, 2008)

Income tax expense (benefit) from discontinued operations          1,225              508                196             (923)
                                                             ---------------- ----------------   ---------------  ----------------
Income (loss) from discontinued operations                         2,570          (19,067)               961           21,253
                                                             ---------------- ----------------   ---------------  ----------------
Net income (loss)                                                $15,303          ($5,111)            $8,028         ($10,415)
                                                             ================ ================   ===============  ================

Basic and diluted net income (loss) per common share:
 From continuing operations                                        $0.20            $0.22              $0.11            $0.17
 From discontinued operations                                       0.04            (0.30)              0.02            (0.33)
                                                             ---------------- ----------------   ---------------  ----------------
Net Income (loss) per common share                                 $0.24           ($0.08)             $0.13           ($0.16)
                                                             ================ ================   ===============  ================

Weighted average shares used in the calculation
  of net income (loss) per common share
     Basic                                                        63,555           63,631             63,514           63,574
                                                             ================ ================   ===============  ================
     Diluted                                                      64,070           64,180             63,969           64,396
                                                             ================ ================   ===============  ================

 See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                  -----------------------------------
                                                                                     December 27,       December 28,
                                                                                         2009              2008
                                                                                  ----------------   ----------------
Operating activities:
Net income (loss)                                                                       $8,028          ($10,415)
Reconciliation of net income (loss) to net cash provided by
 operating activities:
  Operating activities of discontinued operations                                       12,668            10,098
  Depreciation and amortization                                                         10,289            10,169
  Deferred taxes                                                                         4,251               (60)
  Loss on disposal of assets and other                                                   3,289              (252)
  Stock-based compensation                                                               2,216                177
  Bad debt expense                                                                         984              1,019
  Other non-cash items                                                                     180                  -
  Impairment from discontinued operations                                                    -             20,036
Changes in operating items, excluding the effects of acquisitions:
    Receivables                                                                        (25,116)           (28,167)
    Inventories                                                                          2,213             (8,697)
    Prepaid and other                                                                   (2,230)            (1,067)
    Accounts payable and accrued expenses                                               19,816             20,182
    Other assets                                                                          (115)               230
    Other liabilities                                                                       12                385
                                                                                  ----------------   ----------------
 Net cash provided by operating activities                                              36,485             13,638

Investing activities:
Acquisitions, net of cash acquired                                                           -             (9,297)
Proceeds from sale of business                                                               -                 25
Capital expenditures                                                                    (6,070)           (12,647)
Purchase of investment                                                                    (598)                 -
Other, net                                                                              (1,091)               110
Investing activities of discontinued operations                                           (509)              (969)
                                                                                  ----------------   ----------------

 Net cash used in investing activities                                                  (8,268)           (22,778)

Financing activities:
Acquisition of treasury stock                                                             (338)              (379)
Proceeds from employee stock options                                                         -                114
Proceeds from bank borrowings                                                           49,000            120,000
Repayment of notes payable and bank borrowings                                         (59,175)           (69,373)
Debt issuance cost                                                                           -             (2,148)
Repayment of capital lease obligations                                                    (877)                (8)
Financing activities of discontinued operations                                              -                (86)
                                                                                  ----------------   ----------------
 Net cash (used in) provided by financing activities                                   (11,390)            48,120
                                                                                  ----------------   ----------------
Net change in cash and equivalents                                                      16,827             38,980
Cash and equivalents:
 Beginning of period                                                                    29,562             12,124
                                                                                  ----------------   ----------------
 End of period                                                                         $46,389            $51,104
                                                                                  ================   ================

See accompanying Notes to Consolidated Financial Statements.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2010.

The balance sheet information at June 28, 2009 has been derived from the audited financial statements at that date, but does not include all information or notes necessary for a complete presentation.

Accordingly, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

References in this Quarterly Report on Form 10-Q to "authoritative guidance" are to the Accounting Standards Codification issued by the Financial Accounting Standards Board ("FASB") in June 2009.

Subsequent events have been evaluated through the filing date (February 5, 2010) of these unaudited consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss)

For the three and six months ended December 27, 2009 and December 28, 2008, the Company's comprehensive income were as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 27,     December 28,     December 27,      December 28,
                                                                    2009              2008            2009              2008
                                                              ----------------- ---------------- ---------------- -----------------
                                                                                          (in thousands)

 Net income (loss)                                                 $15,303        ($5,111)            $8,028          ($10,415)
 Change in fair value of cash flow hedge, net
 of tax                                                                  3              -               (276)                -
                                                              ----------------- ---------------- ---------------- -----------------
 Comprehensive income (loss)                                       $15,306        ($5,111)            $7,752          ($10,415)
                                                              ================= ================ ================ =================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

Recent Accounting Pronouncements


In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company's interim reporting beginning June 29, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company's business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any business combinations during the three and six months ended December 27, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company adopted the disclosure requirements under this guidance with an effective date of June 29, 2009. The implementation did not have a material impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.

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

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year. As a result of the Company's decision to dispose of its Home & Children's Gifts businesses, this segment has been accounted for as a discontinued operation and the prior periods have been reclassified to conform to the current period presentation. During the second quarter of fiscal 2010, the Company launched its 1-800-Baskets brand. Products within this business are now being managed within the Gourmet Food & Gift Baskets segment, resulting in a change to our reportable segment structure. Gift basket products, formerly included in the Consumer Floral reportable segment are now included in the Gourmet Food & Gift Baskets segment. These changes have been reflected in the Company's segment reporting for all periods presented.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

Note 2 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income
(loss) per common share:

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 27,     December 28,     December 27,      December 28,
                                                                    2009              2008            2009              2008
                                                              ----------------- ---------------- ---------------- -----------------
                                                                              (in thousands except per share data)
Numerator:
  Net income (loss)                                               $15,303          ($5,111)           $8,028           ($10,415)
                                                              =================  =============== ================ =================
Denominator:
  Weighted average shares outstanding                              63,555           63,631            63,514             63,574
  Effect of dilutive securities:
      Employee stock options (1)                                        6              251                 3                508
      Employee restricted stock awards                                509              298               452                314
                                                              -----------------  --------------- ---------------- -----------------
                                                                      515              549               455                822
                                                              -----------------  --------------- ---------------- -----------------
Adjusted weighted-average shares and assumed
  conversions                                                      64,070           64,180            63,969             64,396
                                                              =================  =============== ================ =================

Net income (loss) per common share (basic)                          $0.24           ($0.08)            $0.13            ($0.16)
                                                             ==================  ===============  ================ =================
Net income (loss) per common share (diluted)                        $0.24           ($0.08)            $0.13            ($0.16)
                                                             ==================  ===============  ================ =================

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.

     (1) The effect of options to purchase 8.4 million and 8.5 million during the three and six months ended December 27, 2009 and 7.0 million and
          6.2 million shares during the three and six months ended December 28, 2008, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:


                                                               Three Months Ended                   Six Months Ended
                                                        ---------------------------------- ----------------------------------
                                                           December 27,     December 28,     December 27,      December 28,
                                                              2009              2008            2009              2008
                                                        ----------------- ---------------- ---------------- -----------------
                                                                                    (in thousands)

Stock options                                                 $551              $369             $1,046           $729
Restricted stock awards                                        612            (1,411)             1,170           (552)
                                                        ----------------- ---------------- ---------------- -----------------
  Total                                                      1,163            (1,042)             2,216            177
Deferred income tax benefit                                    380               453                702            (64)
                                                        ----------------- ---------------- ---------------- -----------------
Stock-based compensation expense, net                         $783             ($589)            $1,514           $241
                                                        ================= ================ ================ =================

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

During the three months ended December 28, 2008, as a result of the Company's performance due to the weakness in the retail economy, the Company reversed previously accrued long-term incentive equity awards as the goals that were established in order to vest the awards were determined to be no longer achievable.

Stock-based compensation is recorded within the following line items of operating expenses:

                                                               Three Months Ended                   Six Months Ended
                                                        ---------------------------------- ----------------------------------
                                                           December 27,     December 28,     December 27,      December 28,
                                                              2009              2008            2009              2008
                                                        ----------------- ---------------- ---------------- -----------------
                                                                                    (in thousands)

Marketing and sales                                           $465             ($649)              $923          ($118)
Technology and development                                     233               118                462            293
General and administrative                                     465              (511)               831              2
                                                        ----------------- ---------------- ---------------- -----------------
Total                                                       $1,163           ($1,042)            $2,216           $177
                                                        ================= ================ ================ =================

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

                                                               Three Months Ended                   Six Months Ended
                                                        ---------------------------------- ----------------------------------
                                                           December 27,     December 28,     December 27,      December 28,
                                                              2009              2008            2009              2008
                                                        ----------------- ---------------- ---------------- -----------------
                                                                                    (in thousands)
        Weighted average fair value of
         options granted                                     $1.89             $1.72              $1.75          $2.67
        Expected volatility                                  63.0%             43.0%              62.0%          42.0%
        Expected life                                         5.6 yrs           6.4 yrs            5.6 yrs        6.4 yrs
        Risk-free interest rate                               2.41%             2.75%              2.45%          2.85%
        Expected dividend yield                               0.0%              0.0%               0.0%           0.0%


The following  table  summarizes  stock option activity during the three and six months ended December 27, 2009:
                                                                                         Weighted
                                                                           Weighted       Average
                                                                            Average      Remaining     Aggregate
                                                                           Exercise     Contractual    Intrinsic
                                                           Options           Price         Term       Value (000s)
                                                          ----------------------------------------------------------
Outstanding at June 28, 2009                               8,916,672         $7.52
Granted                                                      235,000         $3.07
Exercised                                                          -             -
Forfeited                                                   (922,693)       $16.08
                                                          -------------
Outstanding at December 27, 2009                           8,228,978         $6.43      3.8 years         $-
                                                          =============
Options vested or expected to vest at December 27, 2009    8,007,889         $6.51      3.7 years         $-
Exercisable at December 27, 2009                           6,147,511         $7.23      2.8 years         $-

As of December 27, 2009, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.8 million and the weighted average period over which these awards are expected to be recognized was 2.5 years.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three and six months ended December 27, 2009:

                                                                                    Weighted
                                                                                 Average Grant
                                                                                   Date Fair
                                                                     Shares          Value
                                                                  ------------  ---------------

               Non-vested at June 28, 2009                         1,700,912         $4.62
               Granted                                               321,122         $4.48
               Vested                                               (164,658)        $5.88
               Forfeited                                             (18,681)        $6.88
                                                                  -------------
               Non-vested at December 27, 2009                     1,838,695         $4.46
                                                                  =============

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of December 27, 2009, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.0 years.

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

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. ("Napco"), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.4 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory, and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash on hand and through borrowings under the Company's revolving credit facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of "earn-out" incentives, which amounted to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets. As of December 27, 2009, the Company does not expect that any of the specified performance targets will be achieved.

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

                                                                     Three Months Ended                   Six Months Ended
                                                              ---------------------------------- ----------------------------------
                                                                 December 27,     December 28,     December 27,      December 28,
                                                                    2009              2008            2009              2008
                                                              ----------------- ---------------- ---------------- -----------------
                                                                              (in thousands, except per share data)

Net revenues from continuing operations                            $238,454        $253,033          $346,770         $389,418

Operating  income from continuing operations                         23,146          25,644            15,388           21,680

Income from continuing operations                                    12,733          14,210             7,067           11,163

Income per common share from continuing
operations
 Basic                                                                $0.20           $0.22             $0.11            $0.18
 Diluted                                                              $0.20           $0.22             $0.11            $0.17

Note 5 - Inventory

The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

                                                                                        December 27,      June 28,
                                                                                            2009            2009
                                                                                       ----------------  -----------
                                                                                               (in thousands)

                Finished goods                                                              $21,956         $23,759
                Work-in-process                                                              15,511          16,619
                Raw materials                                                                 6,174           5,476
                                                                                         -----------     -----------
                                                                                            $43,641         $45,854
                                                                                         ===========     ===========

Note 6 - Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

                                                              1-800-
                                                            Flowers.com                     Gourmet
                                                              Consumer       BloomNet       Food and
                                                               Floral      Wire Service   Gift Baskets       Total
                                                         ------------------------------------------------------------------
                                                                         (in thousands)

Balance at June 28, 2009                                     $5,728               $-        $35,477          $41,205
Acquisition adjustment                                            -                -              6                6
                                                         --------------   -------------    -------------    --------------
Balance at December 27, 2009                                 $5,728               $-        $35,483          $41,211
                                                         ==============   =============    =============    ==============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


The Company's other intangible assets consist of the following:

                                                       December 27, 2009                          June 28, 2009
                                            ---------------------------------------- ----------------------------------------
                                                Gross                                    Gross
                              Amortization     Carrying     Accumulated                 Carrying    Accumulated
                                 Period         Amount      Amortization      Net        Amount     Amortization       Net
                             -------------- ------------- --------------- ----------- ----------- --------------- ------------
                                                                     (in thousands)

 Intangible assets with
 determinable lives
  Investment in licenses      14 - 16 years    $5,314          $5,062        $252       $5,314         $4,823         $491
  Customer lists               3 - 10 years    15,695           5,722       9,973       15,695          4,673       11,022
    Other                       5 - 8 years     2,388           1,156       1,232        2,388            960        1,428
                                            ------------ --------------- ----------- ----------- --------------- ------------
                                               23,397          11,940      11,457       23,397         10,456       12,941

 Trademarks with
    indefinite lives                -          29,901               -      29,901       29,881              -       29,881
                                            ------------ --------------- ----------- ----------- --------------- ------------
 Total identifiable
    intangible assets                         $53,298         $11,940     $41,358      $53,278        $10,456      $42,822
                                            ============ =============== =========== =========== =============== ============


Future estimated amortization expense is as follows: remainder of fiscal 2010 - $1.8 million, fiscal 2011 - $2.2 million, fiscal 2012 - $1.6 million, and fiscal 2013 - $1.4 million, and thereafter - $4.5 million.


Note 7 - Long-Term Debt

The Company's long-term debt and obligations under capital leases consist of the following:

                                                                                        December 27,      June 28,
                                                                                            2009            2009
                                                                                       ----------------  -----------
                                                                                                (in thousands)

                Term loan (1)                                                               $77,177         $87,351
                Revolving line of credit (1)                                                      -               -
                Obligations under capital leases (2)                                          4,626           5,504
                                                                                         -----------     -----------
                                                                                             81,803          92,855
                Less current maturities of long-term debt and obligations under
                   capital leases                                                            24,086          22,337
                                                                                         -----------     -----------
                                                                                            $57,717         $70,518
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

Note 8-Fair Value Measurements

Effective June 30, 2008, the Company adopted authoritative guidance for fair value measurement and disclosure provisions of fair value measurements of financial and nonfinancial assets and liabilities that were already subject to fair value measurements under current accounting rules. This guidance also required expanded disclosures related to fair value measurements.

On June 29, 2009, the Company adopted the newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company's non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are also tested for impairment annually, as required under the accounting standards.

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's interest rate swap, which is included in other liabilities in the consolidated balance sheet:

                                                                                    Fair Value Measurements
                                                                                     Assets (Liabilities)
                                                                           ------------------------------------------
                                                          Total as of        Level 1        Level 2       Level 3
                                                       December 27, 2009
                                                       ------------------  -------------  ------------  -------------
                                                                                          (in thousands)
     Interest rate swap (1)                                   $(448)              -        $(448)              -

       (1) Included in other long-term liabilities on the consolidated balance sheet.


The following presents the balances and net changes in the accumulated other comprehensive loss related to this interest rate swap, net of income taxes.

                                                                                      Interest Rate
                                                                                           Swap
                                                                                      -------------
                                                                                      (in thousands)

     Balance at the beginning of the period                                                 $ -
     Amount reclassified to interest expense, net of tax benefit of $63                      89
     Net change in fair value of interest rate swap, net of tax benefit of $235            (365)
                                                                                     -----------------
     Balance at end of period                                                            $ (276)
                                                                                     -----------------


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


Note 9 - Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rates from continuing operations for the three and six months ended December 27, 2009 was 39.9% and 40.6%, respectively, compared to 39.1% in the prior year periods. These effective rates differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

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


Note 10 - Business Segments

The Company's management reviews the results of the Company's operations by the following three business categories:

     o    1-800-Flowers.com Consumer Floral;
     o    BloomNet Wire Service; and
     o    Gourmet Food and Gift Baskets

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. On January 25, 2010, the Company completed the sale of these businesses; refer to the footnote "Subsequent Event" below for a further discussion. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment, which includes Home Decor and Children's Gifts from Plow & Hearth(R), Wind & Weather(R), HearthSong(R) and Magic Cabin(R), as discontinued operations for all periods presented.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management's measure of profitability for these categories does not include the effect of corporate overhead (see (*) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include stock-based compensation, depreciation and amortization, goodwill and intangible impairment, other income (net), and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

                                                         Three Months Ended                   Six Months Ended
                                                    -----------------------------      -------------------------------
                                                     December 27,   December 28,        December 27,     December 28,
  Net revenues                                          2009           2008                2009             2008
                                                    -------------  --------------      --------------   --------------
                                                                             (in thousands)

     Net revenues:
       1-800-Flowers.com Consumer Floral                $85,890        $90,113            $155,893         $173,595
       BloomNet Wire Service                             14,753         15,143              28,538           30,524
       Gourmet Food & Gift Baskets                      138,207        147,787             162,947          184,549
       Corporate (*)                                        126            597                 252              801
       Intercompany eliminations                           (522)        (2,069)               (860)          (2,460)
                                                    -------------  --------------      --------------   --------------
     Total net revenues                                $238,454       $251,571            $346,770         $387,009
                                                    =============  ==============      ==============   ==============

                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


                                                               Three Months Ended                    Six Months Ended
                                                          -----------------------------       -------------------------------
                                                          December 27,     December 28,        December 27,     December 28,
          Operating Income                                    2009             2008               2009             2008
                                                          --------------  -------------       --------------   --------------
                                                                                   (in thousands)

            Category Contribution Margin:
              1-800-Flowers.com Consumer Floral                $7,578          $7,975             $15,251          $18,562
              Bloomnet Wire Service                             4,691           4,753               8,796            9,093
              Gourmet Food & Gift Baskets                      28,616          26,743              25,406           25,803
                                                          --------------  -------------       --------------   --------------
            Category Contribution Margin Subtotal              40,885          39,471              49,453           53,458
              Corporate (*)                                   (12,396)         (9,028)            (23,776)         (22,010)
              Depreciation and amortization                    (5,343)         (5,094)            (10,289)         (10,169)
                                                          --------------  -------------       --------------   --------------
            Operating income (loss)                           $23,146         $25,349             $15,388          $21,279
                                                          ==============  =============       ==============   ==============

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


Note 11. Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. On January 25, 2010, the Company completed the sale of these businesses; refer to the footnote "Subsequent Event" below for a further discussion. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:


                                                          Three Months Ended                 Six Months Ended
                                                    --------------------------------- ---------------------------------
                                                     December 27,     December 28,     December 27,     December 28,
                                                        2009             2008             2009             2008
                                                    ---------------- ---------------- ---------------- ----------------
                                                                              (in thousands)

Net revenues from discontinued operations                 $64,334          $77,757          $81,688         $100,352

Operating  income (loss) from discontinued
operations                                                  3,795           18,559            1,157          (22,176)
(including loss on disposal of $3.3 million
during the three and six months ended December
27, 2009 and impairment charges of $20.0 million
during the three and six months ended December
28, 2008)
Income tax expense  (benefit) from discontinued
operations                                                  1,225              508              196             (923)

Income (loss) from discontinued operations                  2,570          (19,067)             961          (21,253)


                    1-800-FLOWERS.COM, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Assets and liabilities of discontinued operations are as follows:

                                                                                  December 27,        June 28,
                                                                                      2009              2009
                                                                                ----------------- -----------------
                                                                                          (in thousands)
Assets of discontinued operations
  Receivables, net                                                                   $2,118              $693
  Inventories                                                                         7,930            15,529
  Prepaid and other                                                                   2,277             1,878
                                                                                ----------------- -----------------
  Current assets of discontinued operations                                          12,325            18,100
  Property, plant and equipment, net                                                  6,079             8,871
  Other intangibles, net                                                                666               666
  Other assets                                                                           95               110
                                                                                ----------------- -----------------
       Non-current assets of discontinued operations                                  6,840             9,647
                                                                                ----------------- -----------------
Total assets of discontinued operations                                             $19,165           $27,747
                                                                                ================= =================

Liabilities of discontinued operations
  Accounts payable and accrued expenses                                              $9,545            $2,633
                                                                                ----------------- -----------------
  Current liabilities of discontinued operations                                      9,545             2,633
  Non-current liabilities of discontinued operations                                  1,288             1,334
                                                                                ----------------- -----------------
Total liabilities of discontinued operations                                        $10,833            $3,967
                                                                                ================= =================


Note 12 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On December 21, 2007, Plaintiff, Thomas Molnar, on behalf of himself and a putative class, filed suit against the Company claiming false advertising, unfair business practices, and unjust enrichment seeking unspecified monetary damages. The Company has admitted no wrongdoing with respect to this matter, but has chosen to enter into a settlement agreement with the parties to this matter in order to avoid protracted litigation. The presiding trial Judge has given preliminary approval to the settlement, and the Company has sent out the applicable notices to the class members. As a result, the Company has accrued for the estimated cost of the settlement of approximately $0.9 million within its general and administrative expenses during the three months ended December 27, 2009.

Note 13 - Subsequent Event

Sale of Home & Children's Gifts Business

On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children's Gifts business to PH International, LLC. Included in the sale were the Plow & Hearth, Problem Solvers, Wind & Weather, HearthSong and Magic Cabin brands, as well as the administrative and distribution center in Madison, VA, and a distribution center in Vandalia, OH. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital. During the three months ended December 27, 2009, the Company recorded a loss of $3.3 million, including transaction, severance and transition obligations, which is in addition to the $14.7 million write-down that the Company recorded during the three months ended June 28, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information and Factors That May Affect Future Results" and under Part II, Item 1A - "Risk Factors".

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS(R) (1-800-356-9377 or www.1800flowers.com) has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. As always, 100% satisfaction is guaranteed. 1-800-
FLOWERS.COM has earned the 2009 Gold Award in the Online Flower Delivery category from Top Ten REVIEWS; was listed as a TOP TEN MOBILE RETAILER by Internet Retailer magazine in 2009; and was recognized by Computerworld magazine as a Premier 100 IT Leader for 2010. The Company's BloomNet(R) international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory(R) (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl&Co.(R) (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May(R) confections brands (www.fanniemay.com and www.harrylondon.com); wine gifts from Ambrosia(R) (www.ambrosia.com) and Geerlings&Wadesm (www.geerwade.com); gift baskets from 1-800-BASKETS.COM(R) (www.1800baskets.com) as well as Celebrations(R) (www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly "green" programs, various philanthropic and charitable efforts and special private-sector skills training programs for military veterans.

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. On January 25, 2010, the Company completed the sale of these businesses; refer to Note 13 to the Consolidated Financial Statements "Subsequent Event" for a further discussion. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment, which includes Home Decor and Children's Gifts from Plow & Hearth(R) (1-800-627-1712 or www.plowandhearth.com), Wind & Weather(R) (www.windandweather.com), HearthSong(R) (www.hearthsong.com) and Magic Cabin(R) (www.magiccabin.com), as discontinued operations for all periods presented.

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

                                                         Three Months Ended                             Six Months Ended
                                               ---------------------------------------   ------------------------------------------
                                               December 27,   December 28,                December 27,  December 28,
                                                  2009           2008        % Change        2009          2008       % Change
                                               -------------- -------------- ----------  -------------- ------------- -------------
                                                                                  (in thousands)

Net revenues from continuing operations:
    1-800-Flowers.com Consumer Floral            $85,890        $90,113         (4.7%)       $155,893      $173,595      (10.2%)
    BloomNet Wire Service                         14,753         15,143         (2.6%)         28,538        30,524       (6.5%)
    Gourmet Food & Gift Baskets                  138,207        147,787         (6.5%)        162,947       184,549      (11.7%)
    Corporate (*)                                    126            597        (78.9%)            252           801      (68.5%)
    Intercompany eliminations                       (522)        (2,069)        74.8%            (860)       (2,460)      65.0%
                                               -------------- --------------             -------------- -------------
Total net revenues from continuing operations   $238,454       $251,571         (5.2%)       $346,770      $387,009      (10.4%)
                                               ============== ==============             ============== =============

                                                         Three Months Ended                             Six Months Ended
                                               ---------------------------------------   ------------------------------------------
                                               December 27,   December 28,                December 27,  December 28,
                                                  2009           2008        % Change        2009          2008       % Change
                                               -------------- -------------- ----------  -------------- ------------- -------------
                                                                                  (in thousands)

Gross Profit:
    1-800-Flowers.com Consumer Floral           $32,856        $33,416          (1.7%)      $58,703          $65,106         (9.8%)
                                                   38.3%          37.1%                        37.7%            37.5%

    BloomNet Wire Service                         8,569          8,766          (2.2%)       16,591           17,106         (3.0%)
                                                   58.1%          57.9%                        58.1%            56.0%

    Gourmet Food & Gift Baskets                  58,132         58,816          (1.2%)       67,923           70,848         (4.1%)
                                                   42.1%          39.8%                        41.7%            38.4%

    Corporate (*)                                   106            168         (36.9%)          200              325        (38.5%)
                                                   84.1%          28.1%                        79.4%            40.6%

    Intercompany eliminations                         -           (453)                           -             (476)
                                               -------------- --------------             --------------   -------------
Total gross profit                              $99,663       $100,713          (1.0%)     $143,417         $152,909         (6.2%)
                                               ============== ==============             ==============   =============
                                                   41.8%          40.0%                        41.4%            39.5%
                                               =============  ==============             ==============   ==============

                                                         Three Months Ended                             Six Months Ended
                                               ---------------------------------------   ------------------------------------------
                                               December 27,   December 28,                December 27,  December 28,
                                                  2009           2008        % Change        2009          2008       % Change
                                               -------------- -------------- ----------  -------------- ------------- -------------
                                                                                  (in thousands)

EBITDA (**)  from continuing operations:
    1-800-Flowers.com Consumer Floral            $7,578         $7,975          (5.0%)      $15,251          $18,562        (17.8%)
    BloomNet Wire Service                         4,691          4,753          (1.3%)        8,796            9,093         (3.3%)
    Gourmet Food & Gift Baskets                  28,616         26,743           7.0%        25,406           25,803         (1.5%)
                                               -------------- --------------             --------------   -------------
Category Contribution Margin Subtotal            40,885         39,471           3.6%        49,453           53,458         (7.5%)
    Corporate (*)                               (12,396)        (9,028)        (37.3%)      (23,776)         (22,010)        (8.0%)
                                               -------------- --------------             --------------   -------------
EBITDA from continuing operations               $28,489        $30,443          (6.4%)      $25,677          $31,448        (18.4%)
                                               ==============  =============             ==============   =============

                                                         Three Months Ended                             Six Months Ended
                                               ---------------------------------------   ------------------------------------------
                                               December 27,   December 28,                December 27,  December 28,
                                                  2009           2008        % Change        2009          2008       % Change
                                               -------------- -------------- ----------  -------------- ------------- -------------
                                                                                  (in thousands)

Discontinued Operations:
Net revenues from discontinued operations       $64,334        $77,757         (17.3%)      $81,688         $100,352        (18.6%)
Gross Profit from discontinued operations        31,158         37,579         (17.1%)       38,706           47,205        (18.0%)
Operating expense of discontinued operations,
 excluding depreciation and amortization         23,577         35,406         (33.4%)       33,244           48,048        (30.8%)
Contribution margin from discontinued operations  7,581          2,173         248.9%         5,462             (843)       747.9%

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

  Reconciliation of Net Income from Continuing Operations to EBITDA from continuing operations:

                                                               Three Months Ended                    Six Months Ended
                                                          -----------------------------       -------------------------------
                                                          December 27,     December 28,        December 27,     December 28,
          Operating Income                                    2009             2008               2009             2008
                                                          --------------  -------------       --------------   --------------
                                                                                   (in thousands)

  Net income from continuing operations                       $12,733         $13,956               $7,067        $10,838
  Add:
     Interest expense                                           1,985           2,507                3,531          3,666
     Depreciation and amortization                              5,343           5,094               10,289         10,169
     Income tax expense                                         8,452           8,973                4,830          6,956
  Less:
     Interest income                                               11              73                   25            163
     Other income (expense)                                        13              14                   15             18
                                                        -------------- ---------------        ---------------  -------------
  EBITDA from continuing operations                           $28,489         $30,443                $25,677        $31,448
                                                        ============== ===============        ===============  =============

Results of Operations

Net Revenues

                                            Three Months Ended                             Six Months Ended
                                   ---------------------------------------  ---------------------------------------
                                    December 27,   December 28,              December 27,  December 28,
                                        2009           2008       % Change      2009          2008       % Change
                                   -------------- -------------- ---------- -------------- ------------- -----------
                                                                 (in thousands)
Net revenues:
 E-Commerce                          $151,660         $157,085      (3.5%)     $226,500        $244,981      (7.5%)
 Other                                 86,794           94,486      (8.1%)      120,270         142,028     (15.3%)
                                   -------------- --------------            -------------- -------------
Total net revenues                   $238,454         $251,571      (5.2%)     $346,770        $387,009     (10.4%)
                                   ============== ==============            ============== =============

During the three and six months ended December 27, 2009, revenues declined by 5.2% and 10.4% over the respective prior year periods, resulting from continued weakness in the retail economy which contributed to lower wholesale order volume from DesignPac Gifts, which is included within the Company's Gourmet Food & Gift

Baskets business, combined with lower demand within the 1-800-Flowers Consumer Floral business and from weakness in wholesale product sales within the BloomNet WireService business.

The Company fulfilled approximately 2,960,000 and 4,192,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and six months ended December 27, 2009, representing growth of 0.4% and a decline of 3.1%, in comparison to the same periods of the prior year. The Company's E-commerce average order value of $51.23 and $54.03 during the three and six months ended December 27, 2009, respectively, decreased by 3.8% and 4.6% over the respective prior year periods, reflecting the consumers' preference for lower price-point product.

Other revenues decreased during the three and six months ended December 27, 2009 primarily as a result of the aforementioned decline related to DesignPac's lower wholesale orders, as well as lower revenue from floral wholesale product sales within the Company's BloomNet Wire Service category.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. Net revenues during the three and six months ended December 27, 2009 decreased by 4.7% and 10.2% over the respective prior year periods, as a result of lower order volume due to soft consumer demand caused by the weakened economy. Although the Company continued to experience declines within the consumer floral category, trends are improving as revenue within the segment declined 4.7% during the fiscal second quarter, after several consecutive quarters of double-digit declines.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three and six months ended December 27, 2009 decreased by 2.6% and 6.5% over the respective prior year periods, primarily as a result of decreased wholesale product revenues as florists scaled back purchases as a result of the weakness in the retail economy.

The Gourmet Food & Gift Basket category includes the operations of 1-800-Baskets, Cheryl & Co., Fannie May, The Popcorn Factory, The Winetasting Network and DesignPac businesses. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations. During the fiscal second quarter, the Company launched a new co-branded website which featured the 1-800-BASKETS.COM(R) brand, a re-merchandised collection of gourmet gift baskets confected by DesignPac. Prior year revenues from gourmet gift baskets, which were previously included within the 1-800-Flowers.com Consumer Floral category, have been reclassified to conform with current year presentation. Net revenue during the three and six months ended December 27, 2009 decreased by 6.5% and 11.7% over the respective prior year periods, primarily reflecting reduced wholesale orders for DesignPac's wholesale baskets.

The Company expects continued cautious spending by consumers. Based on this outlook and the decline during the first half of fiscal 2010, the Company anticipates that revenues for fiscal year 2010 will be down approximately five to ten percent compared with the prior year.


Gross Profit

                                            Three Months Ended                             Six Months Ended
                                   ---------------------------------------  ---------------------------------------
                                    December 27,   December 28,              December 27,  December 28,
                                        2009           2008       % Change      2009          2008       % Change
                                   -------------- -------------- ---------- -------------- ------------- -----------
                                                                 (In thousands)

Gross profit                          $99,663         $100,713      (1.0%)     $143,417        $152,909      (6.2%)
Gross margin %                           41.8%            40.0%                    41.4%           39.5%

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

Gross profit decreased during the three and six months ended December 27, 2009, due to the decline in revenues described above, while gross margin percentage increased 180 and 190 basis points, respectively as a result of reduced reliance on promotional pricing, and product mix, reflecting the impact of lower wholesale revenues from DesignPac, as well as improved manufacturing and supply chain operating efficiencies.

The 1-800-Flowers.com Consumer Floral category gross profit decreased during the three and six months ended December 27, 2009 by 1.7% and 9.8%, respectively, over the prior year periods, as a result of a lower sales volume, while the gross profit margin percentage increased 120 and 20 basis points, respectively, driven primarily by supply chain improvements, pricing mix, and more strategic use of promotional pricing during the fiscal second quarter.

The BloomNet Wire Service category gross profit decreased during the three and six months ended December 27, 2009 by 2.2% and 3.0%, respectively, over the prior year periods, as a result of the aforementioned decline of wholesale product revenue, while gross profit margins increased by 20 and 210 basis points, respectively, reflecting the impact of product mix and pricing initiatives.

The Gourmet Food & Gift Basket category gross profit decreased during the three and six months ended December 27, 2009 by 1.2% and 4.1%, respectively, over the prior year periods, as a result of the aforementioned lower wholesale basket revenue from DesignPac. Gross margin percentage increased by 230 and 330 basis points, respectively, reflecting the reduction in lower margin DesignPac sales volume, as well as improved gross margins resulting from manufacturing efficiencies and reduced promotional pricing across all other businesses within the category.

During the remainder of fiscal 2010, the Company expects its gross margin percentage will improve slightly in comparison to fiscal 2009 as a result of a shift in product mix and anticipated gross margin improvements in most of its businesses resulting from product sourcing, supply chain improvements and manufacturing and operating efficiencies.

Marketing and Sales Expense

                                            Three Months Ended                             Six Months Ended
                                   ---------------------------------------  ---------------------------------------
                                    December 27,   December 28,              December 27,  December 28,
                                        2009           2008       % Change      2009          2008       % Change
                                   -------------- -------------- ---------- -------------- ------------- -----------
                                                                 (In thousands)

Marketing and sales                   $51,976        $54,560        (4.7%)      $81,452        $86,634      (6.0%)
Percentage of net revenues               21.8%          21.7%                      23.5%          22.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

During the three and six months ended December 27, 2009, marketing and sales expense decreased by 4.7% and 6.0% respectively, as a result of a number of cost-reduction initiatives, including savings in catalog printing and co-mailing costs, planned reductions in customer prospecting, as well as overall reductions in advertising programs as their effectiveness declines during periods of soft consumer demand and the reduction in variable costs associated with the decline in revenue. Marketing and selling expense increased as a percentage of sales during the three and six months ended December 27, 2009, primarily as a result of sales mix caused by the reduction of wholesale basket products by DesignPac which earn lower product margins, but also operate with a low level of marketing and sales expense, and the accrual of performance based compensation expense during the current quarter compared with the reversal of previously accrued performance based compensation expense during the prior year periods.

During the three and six months ended December 27, 2009 the Company added approximately 656,000 and 1,007,000 new E-commerce customers, respectively. Of the 656,000 and 2,447,000 total customers who placed E-commerce orders during the three and six months ended December 27, 2009, approximately 60.4% and 58.9%, respectively, represented repeat customers, compared to 59.7% and 58.0% during the respective prior year periods.

During the remainder of fiscal 2010, the Company expects that marketing and sales expense, while varying from quarter to quarter due to the seasonal nature of the Company's business, will increase slightly in comparison to the prior year, but will remain relatively consistent with prior year as a percentage of net revenues.

Technology and Development Expense

                                            Three Months Ended                             Six Months Ended
                                   ---------------------------------------  ---------------------------------------
                                    December 27,   December 28,              December 27,  December 28,
                                        2009           2008       % Change      2009          2008       % Change
                                   -------------- -------------- ---------- -------------- ------------- -----------
                                                                 (In thousands)

Technology and development            $4,525           $4,781       (5.4%)      $9,081          $9,844      (7.8%)
Percentage of net revenues               1.9%             1.9%                     2.6%            2.5%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems.

During the three and six months ended December 27, 2009, technology and development expense decreased by 5.4% and 7.8%, respectively, as compared to the prior year periods, as a result of decreased labor/consulting costs due to re-sizing initiatives, as well as a reduction in the number of hosting sites and footprint. During the three and six months ended December 27, 2009, the Company expended $7.0 million and $13.3 million, respectively, on technology and development, of which $2.5 million and $4.2 million, respectively, has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, however, based on reduced hosting and other costs expects that its spending for the remainder of fiscal 2010 will decrease both in terms of dollars spent, and as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expense

                                            Three Months Ended                             Six Months Ended
                                   ---------------------------------------  ---------------------------------------
                                    December 27,   December 28,              December 27,  December 28,
                                        2009           2008       % Change      2009          2008       % Change
                                   -------------- -------------- ---------- -------------- ------------- -----------
                                                                 (In thousands)

General and administrative            $14,673        $10,929       34.3%       $27,207         $24,983       8.9%
Percentage of net revenues                6.2%           4.3%                      7.8%            6.5%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense during the three and six months ended December 27, 2009 increased by 34.3% and 8.9%, respectively, compared to the prior year periods, as a result of several factors including: (i) increased labor cost due to the accrual of performance based compensation expense during the current quarter compared with the reversal of previously accrued performance based compensation expense during the prior year periods, (ii) increased health insurance costs, and (iii) increased professional fees due to a charge of approximately $0.9 million during the fiscal second quarter to settle a proposed class action litigation, for which the Company has admitted no wrongdoing, but chose to settle to avoid protracted litigation, partially offset by reduced labor and operating costs related to the Company's re-sizing initiatives implemented during fiscal 2009.

The Company expects that its general and administrative expenses for the remainder of fiscal 2010 will be consistent with the prior year and decrease slightly as a percentage of net revenues.

Depreciation and Amortization Expense

                                            Three Months Ended                             Six Months Ended
                                   ---------------------------------------  ---------------------------------------
                                    December 27,   December 28,              December 27,  December 28,
                                        2009           2008       % Change      2009          2008       % Change
                                   -------------- -------------- ---------- -------------- ------------- -----------
                                                                 (In thousands)

Depreciation and amortization          $5,343         $5,094         4.9%       $10,289         $10,169       1.2%
Percentage of net revenues                2.2%           2.0%                       3.0%            2.6%


Depreciation and amortization expense increased by 4.9% and 1.2% during the three and six months ended December 27, 2009, respectively, compared to the prior year periods, as a result of recent capital additions for technology improvements, including the Company's newly launched co-branded 1-800-Baskets website and back-end platforms, offset in part by reduced amortization associated with amortizable intangibles that were written down in the prior year.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms, are critical to attaining its strategic objectives. Although the Company is committed to reducing its capital expenditures, certain key strategic technology initiatives were implemented during fiscal 2010 and, therefore, the Company, expects that depreciation and amortization for the remainder of fiscal 2010 will increase slightly in comparison to the prior year.

Other Income (Expense)

                                        Three Months Ended               Six Months Ended
                                  --------------------------------   ----------------------------------
                                   December 27,     December 28,       December 27,     December 28,
                                       2009             2008               2009             2008
                                  --------------------------------   ----------------------------------
                                                           (in thousands)

          Interest income                $11             $73                $25              $163
          Interest expense            (1,985)         (2,507)            (3,531)           (3,666)
          Other                           13              14                 15                18
                                  ---------------  ---------------   ----------------- ----------------
                                     ($1,961)        ($2,420)           ($3,491)          ($3,485)
                                  ===============  ===============   ================= ================

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, partially offset by income earned on the Company's available cash balances.

Interest expense decreased during the three and six months ended December 27, 2009 compared to the prior year periods, as a result of scheduled paydowns and prepayments (see below) of amounts outstanding under the Company's term loans, as well as reduced working capital borrowings.

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

Income Taxes

During the three and six months ended December 27, 2009 the Company recorded income taxes from continuing operations of $8.5 million and $4.8 million, respectively, compared to $9.0 million and $7.0 million in the respective prior year periods. The Company's effective tax rates from continuing operations for the three and six months ended December 27, 2009 was 39.9% and 40.6%, respectively, as compared to the 39.1% in the prior year periods. These effective rates differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. On January 25, 2010, the Company completed the sale of these businesses. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

                                                       Three Months Ended                             Six Months Ended
                                            --------------------------------------- ---------------------------------------
                                             December 27,    December 28,              December 27,  December 28,
                                               2009            2008       % Change        2009          2008       % Change
                                            -------------- -------------- ---------- -------------- ------------- ----------
                                                                        (In thousands)
Discontinued Operations:
Net revenues from discontinued operations      $64,334        $77,757       (17.3%)      $81,688       $100,352      (18.6%)
Gross Profit from discontinued operations       31,158         37,579       (17.1%)       38,706         47,205      (18.0%)
Operating expenses of discontinued
 operations, excluding depreciation and         23,577         35,406       (33.4%)       33,244         48,048      (30.8%)
 amortization
Contribution margin from discontinued
 operations                                      7,581          2,173       248.9%         5,462           (843)     747.9%

The Home & Children's Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands. Revenue is derived from the sale of home decor and children's gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand.

During the three and six months ended December 27, 2009 net revenues from discontinued operations decreased by 17.3% and 18.6% respectively as a result of lower E-commerce sales volume, due to a combination of reduced consumer spending, particularly in the home decor product category, and a planned reduction in catalog circulation. Further contributing to the revenue decline were lower retail store sales, compared to the same period of the prior year, due to a store closure and decline in customer traffic.

Gross profit from discontinued operations during the three and six months ended December 27, 2009 decreased by 17.1% and 18.0%, respectively as a result of the aforementioned revenue declines. Gross margin percentage during the three and six months ended December 27, 2009 improved 10 and 40 basis points, respectively, in comparison to the same period of the prior year as a result of enhanced product sourcing and shipping initiatives.

Despite the aforementioned decline in revenues, during the three and six months ended December 27, 2009 contribution margin from discontinued operations improved significantly as compared to the respective prior year periods, driven by the above mentioned gross margin improvements as well as the significant reduction in operating expenses, primarily related to reduced catalog circulation costs and other operating cost reduction initiatives.

As a result of the decline in revenues, offset by reduced operating expenses of $11.8 million and $14.8 million during the three and six months ended December 27, 2009, respectively, contribution margin from discontinued operations improved $5.4 million, to $7.6 million and $6.3 million, to $5.4 million, in comparison to the same periods of the prior year.

On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children's Gifts business to PH International, LLC. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital. Based upon the carrying value of the assets held for sale, the Company recorded a loss of $3.3 million during the three months ended December 27, 2009, including transaction, severance and transition obligations, which is in addition to the $14.7 million write-down that the Company recorded during the three months ended June 28, 2009.

Liquidity and Capital Resources

At December 27, 2009, the Company had working capital of $46.1 million, including cash and equivalents of $46.4 million, compared to working capital of $43.7 million, including cash and equivalents of $29.6 million, at June 28, 2009.

Net cash provided by operating activities of $36.5 million for the six months ended December 27, 2009 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization and deferred income taxes, operating activities of discontinued operations ($12.7 million), as well as seasonal changes in working capital from continuing operations, including a decrease in inventory and increases in accounts payables and accrued expenses related to the previous and upcoming holiday season, offset by an increase in accounts receivable related to the timing of customers' payments related to the holiday season.

Net cash used in investing activities of $8.3 million for the six months ended December 27, 2009 was primarily attributable to capital expenditures, primarily related to the Company's technology infrastructure.

Net cash used in financing activities of $11.4 million for the six months ended December 27, 2009 was primarily for the repayment of bank borrowings on outstanding debt and long-term capital lease obligations. All borrowings under the Company's revolving credit facility were repaid by the end of the fiscal second quarter.

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

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 27, 2009, $12.8 million remains authorized but unused.

At December 27, 2009, the Company's contractual obligations from continuing operations consist of:

                                                                      Payments due by period
                                        -----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                          Less than 1           1-2                            More than 5
                                             Total               year         years       3 - 5 years                years
                                        -----------    ---------------    ------------   -------------     ----------------

Long-term debt, including interest         $89,914            $26,567         $54,089           9,258                 $-
Capital lease obligations, including
   interest                                  5,193              2,264           2,923               6                  -
Operating lease obligations                 47,250             11,441          19,078          13,873              2,858
Sublease obligations                         7,526              2,455           3,406           1,469                196
Marketing agreement                          6,476              2,976           3,500               -                  -
Purchase commitments (*)                    13,665             13,665               -               -                  -
                                        -----------    ---------------    ------------   -------------     ----------------
  Total                                   $170,024            $59,368         $82,996         $24,606             $3,054
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

The Company performs an annual impairment test during its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is reviewed for impairment utilizing a two-step process. The first step requires us to compare the fair value of each reporting unit to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company's interim reporting beginning June 29, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company's business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any business combinations during the three and six months ended December 27, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company adopted the disclosure requirements under this guidance with an effective date of June 29, 2009. The implementation did not have a material impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.

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


Forward Looking Information and Factors that May Affect Future Results


Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company's current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as "estimate," "project," "believe," "anticipate," "intend," "plan," "foresee," "likely," "will," "goal," "target" or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including among others:

     o    the Company's ability:

          o    to achieve revenue and profitability;

          o    to leverage its operating platform and reduce operating expenses;

          o    to grow its 1-800-Baskets.com business;

          o    to manage the increased seasonality of its business;

          o    to cost effectively acquire and retain customers;

          o    to effectively integrate and grow acquired companies;

          o    to reduce working capital requirements and capital expenditures;

          o    to compete against existing and new competitors;

          o to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and

          o    to cost efficiently manage inventories;

     o the outcome of contingencies, including legal proceedings in the normal course of business; and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of December 27, 2009, the Company's outstanding debt, including current maturities, approximated $81.8 million.

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

Inclusive of the impact of the Company's interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three and six months ended December 27, 2009, respectively.


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

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On December 21, 2007, Plaintiff, Thomas Molnar, on behalf of himself and a putative class, filed suit against the Company claiming false advertising, unfair business practices, and unjust enrichment seeking unspecified monetary damages. The Company has admitted no wrongdoing with respect to this matter, but has chosen to enter into a settlement agreement with the parties to this matter in order to avoid protracted litigation. The presiding trial Judge has given preliminary approval to the settlement, and the Company has sent out the applicable notices to the class members. As a result, the Company has accrued for the estimated cost of the settlement of approximately $0.9 million within its general and administrative expenses during the three months ended December 27, 2009.


ITEM 1A.  RISK FACTORS.


There were no material  changes to the  Company's  risk  factors as discussed in
Item 1A-Risk Factors in the Company's Annual Report on Form 10-K for the year ended June 28, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company's purchase of common stock during the first six months of fiscal 2010, which includes the period June 29, 2009 through December 27, 2009:

                                                                          Total Number of          Dollar Value of
                                                                          Shares Purchased as      Shares that May Yet
                                                                          Part of Publicly         Be Purchased Under
                             Total Number of          Average Price       Announced Plans or       the Plans or
Period                       Shares Purchased        Paid Per Share       Programs                 Programs
----------------------------------------------------------------------------------------------------------------------------
                                    (in thousands, except average price paid per share)

6/29/09 - 7/26/09                        0.9                $1.83                      0.9                   $13,154
7/27/09 - 8/23/09                        4.5                $2.62                      4.5                   $13,142
8/24/09 - 9/27/09                          -                   $-                        -                   $13,142
9/28/09 - 10/25/09                      48.1                $4.15                     48.1                   $12,943
10/26/09 - 11/22/09                      3.7                $4.82                      3.7                   $12,925
11/23/09 - 12/27/09                     47.0                $2.25                     47.0                   $12,818
                             --------------------    -----------------    ---------------------
Total                                  104.2                $3.23                    104.2
                             ====================    =================    =====================

On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 27, 2009, $12.8 million remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 3, 2009.

         The following nominees were elected as directors, each to serve until the 2012 Annual Meeting or until their respective successors shall have been duly elected and qualified, by the vote set forth below:

         Nominee                                        For                                       Withhold
         ----------------------------    -----------------------------------      ------------------------------------------

         Jeffrey C. Walker                          321,130,473                                  11,126,292
         Lawrence Calcano                           329,611,798                                   2,664,967
         James Cannavino                            329,479,938                                   2,776,827

         The following Directors, who were not nominees for election at this Annual Meeting, will continue to serve on the Board of Directors of the
         Company: James F. McCann, Christopher G. McCann, John J. Conefry, Jr.,
         Leonard J. Elmore and Jan L. Murley.

         The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending June 27, 2010 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               329,905,029                           2,298,639                                     53,097

         The Company's 2003 Long Term Incentive and Share Award Plan as Amended and Restated as of October 22, 2009 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               320,130,238                           8,065,925                                     11,065




         The Company's Section 16 Executive Officers Bonus  Plan as Amended  and
         Restated as of October 22, 2009 was approved by the vote set forth below:

                   For                                Against                                      Abstain
         -------------------------       -----------------------------------      ------------------------------------------
               327,934,830                            218,559                                      10,776


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         10.22 2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009) (incorporated by reference to Definitive Proxy filed on October 23, 2009 (No. 000-26841), Annex A).

         10.23 Section 16 Executive Officer's Bonus Plan (as amended and restated as of October 22, 2009) (incorporated by reference to Definitive Proxy filed on October 23, 2009 (No. 000-26841), Annex B).

          31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

           * Filed herewith.

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




Date: February 5, 2010                       /s/ James F. McCann
-----------------------                      ----------------------------------
                                             James F. McCann
                                             Chief Executive Officer
                                             Chairman of the Board of Directors





Date: February 5, 2010                       /s/ William E. Shea
-----------------------                      -----------------------------------
                                             William E. Shea
                                             Senior Vice President of Finance
                                             and Administration and Chief
                                             Financial Officer