Form 10-Q/A
period 2009-09-27
1 800 FLOWERS COM INC
filed 2010-04-15
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009

or

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	11-3117311
(State of incorporation)	(I.R.S. Employer Identification No.)

One Old Country Road, Carle Place, New York 11514
(Address of principal executive offices)(Zip code)

(516) 237-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)       No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes (  )       No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 		Accelerated filer X
Non-accelerated filer 	(Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )       No (X)

The number of shares outstanding of each of the Registrant’s classes of common stock:

26,616,835
(Number of shares of Class A common stock outstanding as of October 30, 2009)

36,858,465
(Number of shares of Class B common stock outstanding as of October 30, 2009)

EXPLANATORY NOTE

On December 18, 2009, 1-800-Flowers.Com, Inc. amended its Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.  The amendment did not include then currently dated signature pages and certifications.  The sole purpose of this Amendment No. 2 to the 10-Q is (i) to file currently dated signature pages and certifications of our principal executive officer and principal financial officer and (ii) to separate the certifications of such officers filed as Exhibit 32.1 and 32.2.

This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 27, 2009	June 28, 2009
	(unaudited)
Assets
Current assets:
Cash and equivalents	$2,977	$29,562
Receivables, net	20,554	11,335
Inventories	74,471	45,854
Deferred tax assets	13,026	12,666
Prepaid and other	6,255	4,580
Current assets of discontinued operations	21,419	18,100

Total current assets	138,702	122,097

Property, plant and equipment, net	52,850	54,770
Goodwill	41,233	41,205
Other intangibles, net	42,080	42,822
Deferred tax assets	11,902	11,725
Other assets	4,423	3,890
Non-current assets of discontinued operations	9,149	9,647

Total assets	$300,339	$286,156

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$49,170	$53,460
Current maturities of long-term debt and obligations under capital leases	52,222	22,337
Current liabilities of discontinued operations	3,752	2,633

Total current liabilities	105,144	78,430
Long-term debt and obligations under capital leases	64,061	70,518
Other liabilities	2,546	2,091
Non-current liabilities of discontinued operations	1,306	1,334

Total liabilities	173,057	152,373
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized 31,744,449 and 31,730,404 shares issued at September 27, 2009 and June 28, 2009, respectively	317	317
Class B common stock, $.01 par value, 200,000,000 shares authorized 42,138,465 shares issued in 2009 and 2008	421	421
Additional paid-in capital	282,300	281,247
Retained deficit	(123,531)	(116,256)
Accumulated other comprehensive loss	(279)	-
Treasury stock, at cost – 5,122,225 Class A shares and 5,280,000 Class B shares	(31,946)	(31,946)

Total stockholders' equity	127,282	133,783

Total liabilities and stockholders' equity	300,339	286,156

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008

Net revenues	$108,316	$135,438
Cost of revenues	64,562	83,242

Gross profit	43,754	52,196
Operating expenses:
Marketing and sales	29,476	32,074
Technology and development	4,556	5,063
General and administrative	12,534	14,054
Depreciation and amortization	4,946	5,075

Total operating expenses	51,512	56,266

Operating loss	(7,758)	(4,070)
Other income (expense):
Interest income	14	89
Interest expense	(1,546)	(1,158)
Other, net	2	4

Total other income (expense), net	(1,530)	(1,065)

Loss from continuing operations before income taxes	(9,288)	(5,135)
Income tax benefit from continuing operations	3,622	2,017
Loss from continuing operations	(5,666)	(3,118)
Loss from discontinued operations before income taxes	(2,638)	(3,617)
Income tax benefit from discontinued operations	1,029	1,431
Loss from discontinued operations	(1,609)	(2,186)

Net loss	$(7,275)	$(5,304)

Basic and diluted net loss per common share:
From continuing operations	$(0.09)	$(0.05)
From discontinued operations	(0.03)	(0.03)
Net loss per common share	$(0.11)	$(0.08)

Weighted average shares used in the calculation of basic and diluted net loss per common share	63,472	63,518

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008

Operating activities:
Net loss	$(7,275)	$(5,304)
Reconciliation of net loss to net cash used in operating activities:
Operating activities of discontinued operations	(1,695)	(10,159)
Depreciation and amortization	4,946	5,075
Deferred income taxes	(360)	-
Stock-based compensation	1,053	1,219
Bad debt expense	309	495
Other	84	(124)
Changes in operating items, excluding the effects of acquisitions:
Receivables	(9,528)	(20,367)
Inventories	(28,617)	(42,085)
Prepaid and other	(1,675)	(2,898)
Accounts payable and accrued expenses	(4,290)	6,852
Other assets	(86)	79
Other liabilities	(2)	89

Net cash used in operating activities	(47,136)	(67,128)

Investing activities:
Acquisitions, net of cash acquired	-	(9,297)
Capital expenditures	(2,283)	(6,697)
Purchase of investment	(598)	-
Other, net	39	85
Investing activities of discontinued operations	(35)	(415)

Net cash used in investing activities	(2,877)	(16,324)

Financing activities:
Proceeds from employee stock options	-	114
Proceeds from bank borrowings	29,000	83,000
Repayment of notes payable and bank borrowings	(5,087)	(6,192)
Debt issuance cost	-	(2,018)
Repayment of capital lease obligations	(485)	(2)
Financing activities of discontinued operations	-	(84)

Net cash provided by financing activities	23,428	74,818

Net change in cash and equivalents	(26,585)	(8,634)
Cash and equivalents:
Beginning of period	29,562	12,124

End of period	$2,977	$3,490

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2010.

The balance sheet information at June 28, 2009 has been derived from the audited financial statements at that date.

The information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) in June 2009.

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

Comprehensive Income

For the three months ended September 27, 2009 and September 28, 2008, the Company’s comprehensive net losses were as follows:

	Fiscal Quarter Ended
	September 27, 2009	September 28, 2008
	(in thousands)

Net loss	$(7,275)	$(5,304)
Unrealized loss on interest rate hedge	(279)	-
Comprehensive Loss	$(7,554)	$(5,304)

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance is effective for the Company’s interim reporting period ending on December 27, 2009. The Company is currently evaluating the impact of the guidance on its financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company’s interim reporting for the quarter ended on September 27, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company did not complete any business combinations during the three months ended September 27, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increasing the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance is effective for the Company’s interim reporting period for the quarter ended on September 27, 2009.  The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for intangible assets acquired on or after June 28, 2009. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year. As a result of the Company’s decision to dispose of its Home & Children’s Gifts businesses, this segment has been accounted for as a discontinued operation and the prior periods have been reclassified to conform to the current period presentation.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 2 – Net Loss Per Common Share

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

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 11 to the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	In thousands, except per share data

Stock options	$495	$360
Restricted stock awards	558	859
Total	1,053	1,219
Deferred income tax benefit	322	389
Stock-based compensation expense, net	$731	$830

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 27, 2009	September 28, 2008
	In thousands except per share data

Marketing and sales	$458	$531
Technology and development	229	175
General and administrative	366	513
Total	$1,053	$1,219

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008

Weighted average fair value of options granted	$1.63	$3.06
Expected volatility	62.0%	41.0%
Expected life	5.6 yrs	6.4 yrs
Risk-free interest rate	2.48%	2.84%
Expected dividend yield	0.0%	0.0%

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes stock option activity during the three months ended September 27, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at June 28, 2009	8,916,672	$7.52
Granted	125,000	$2.87
Exercised	-	-
Forfeited	(604,647)	$18.35
Outstanding at September 27, 2009	8,437,025	$6.67	4.0 years	$631

Options vested or expected to vest at September 27, 2009	8,183,667	$6.76	3.8 years	$540
Exercisable at September 27, 2009	6,166,907	$7.51	2.8 years	$9

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

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 27, 2009:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 28, 2009	1,700,912	$4.62
Granted	54,000	$2.87
Vested	(14,045)	$6.89
Forfeited	(10,041)	$6.55
Non-vested at September 27, 2009	1,730,826	$4.53

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of September 27, 2009, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.9 years.

Note 4 – Acquisitions

The Company accounts for its business combinations using the purchase method of accounting. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  Operating results of the acquired entities are reflected in the Company’s consolidated financial statements from date of acquisition.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.4 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory, and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash generated from operations and through borrowings against the Company’s revolving credit facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of “earn-out” incentives, which amounted to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.  As of September 27, 2009, the Company does not expect that any of the specified performance targets will be achieved.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Napco:

Napco Purchase Price Allocation
(in thousands)
Current assets	$5,119
Property, plant and equipment	3,929
Intangible assets	397
Other	74
Total assets acquired	9,519
Current liabilities	162
Total liabilities assumed	162
Net assets acquired	$9,357

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

The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Geerlings & Wade:

Geerlings & Wade Purchase Price Allocation
(in thousands)
Current assets	$990
Intangible assets	253
Goodwill	1,438
Total assets acquired	2,681
Current liabilities	77
Total liabilities assumed	77
Net assets acquired	$2,604

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

	Quarter Ended
	September 27, 2009	September 28, 2008

Net revenues from continuing operations	$108,316	$137,414

Operating loss from continuing operations	(7,758)	(3,881)

Net loss from continuing operations	(5,666)	(2,964)

Basic and diluted net loss per common share from continuing operations	$(0.09)	$(0.05)

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 27, 2009	June 28, 2009
	(in thousands)

Finished goods	$47,409	$23,759
Work-in-Process	20,445	16,619
Raw materials	6,617	5,476
	$74,471	$45,854

Note 6 – Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
			(in thousands)

Balance at June 28, 2009	$5,728	$-	$35,477	$41,205

Acquisition adjustment	-	-	28	28
Balance at September 27, 2009	$5,728	$-	$35,505	$41,233

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s other intangible assets consist of the following:

		September 27, 2009			June 28, 2009
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying| Amount	Accumulated| Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$5,314	$4,942	$372	$5,314	$4,823	$491
Customer lists	3 - 10 years	15,695	5,198	10,497	15,695	4,673	11,022
Other	5 - 8 years	2,388	1,058	1,330	2,388	960	1,428
		23,397	11,198	12,199	23,397	10,456	12,941

Trademarks with indefinite lives	-	29,881	-	29,881	29,881	-	29,881
Total identifiable intangible assets		$53,278	$11,198	$42,080	$53,278	$10,456	$42,822

Future estimated amortization expense is as follows: remainder of fiscal 2010 - $2.3 million, fiscal 2011 - $2.3 million, fiscal 2012 - $1.6 million, and fiscal 2013 - $1.5 million, and thereafter - $4.5 million.

Note 7 – Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	September 27, 2009	June 28, 2009
	(in thousands)

Term loan (1)	$82,264	$87,351
Revolving line of credit (1)	29,000	-
Obligations under capital leases (2)	5,019	5,504

	116,283	92,855
Less current maturities of long-term debt and obligations under capital leases	52,222	22,337

	$64,061	$70,518

(1)
In order to fund the increase in working capital requirements associated with DesignPac which was acquired on April 30, 2008, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2008 Credit Facility”). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company’s previous credit facility.

On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility included a prepayment of $20.0 million, reducing the Company’s outstanding term loans under the facility to $92.4 million upon closing.  In addition, the amendment reduced the Company’s revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 29, 2009, also revises certain financial and non-financial covenants, including maintenance of certain financial ratios and eliminates the consolidated net worth covenant that had been included in the previous agreement.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company’s leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment. The obligations of the Company and its subsidiaries under the Amended 2008 Credit Facility are secured by liens on all personal property of the Company and its subsidiaries.

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

On June 29, 2009, the Company adopted the newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet:

		Fair Value Measurements Assets (Liabilities)
	Total as of September 27, 2009	Level 1	Level 2	Level 3
			(in thousands)
Interest rate swap (1)	$(457)		$(457)
Investments (2)				$598

(1) Included in other long-term liabilities on the consolidated balance sheet.
(2) Included in other long-term assets on the consolidated balance sheet.

Note 9 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended September 27, 2009 was 39.0%, compared to 39.3% during the comparative three months ended September 28, 2008.  The Company's effective tax rate for the three months ended September 27, 2009 and September 28, 2008 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business categories:

•	1-800-Flowers.com Consumer Floral;
•	BloomNet Wire Service; and
•	Gourmet Food and Gift Baskets

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  The Company has classified the results of operations of its Home & Children’s Gifts segment, which includes Home Decor and Children’s Gifts from Plow & Hearth®, Wind & Weather®, HearthSong® and Magic Cabin®, as discontinued operations for all periods presented.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead (see (*) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include stock-based compensation, depreciation and amortization, other income (net), and income taxes. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

	Three Months Ended
Net revenues	September 27, 2009	September 28, 2008
	In thousands
Net revenues:
1-800-Flowers.com Consumer Floral	$70,003	$83,482
BloomNet Wire Service	13,785	15,381
Gourmet Food & Gift Baskets	24,740	36,762
Corporate (*)	126	204
Intercompany eliminations	(338)	(391)
Total net revenues	$108,316	$135,438

	Three Months Ended
Operating Loss	September 27, 2009	September 28, 2008
	In thousands

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$7,673	$10,587
BloomNet Wire Service	4,105	4,340
Gourmet Food & Gift Baskets	(3,210)	(940)
Category Contribution Margin Subtotal	$8,568	$13,987
Corporate (*)	(11,380)	(12,982)
Depreciation and amortization	(4,946)	(5,075)
Operating Loss	$(7,758)	$(4,070)

(*)    Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among others, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center which are allocated directly to the above categories based upon usage, are included within corporate expenses, as they are not directly allocable to a specific category.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 11. Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)

Net revenues from discontinued operations	$17,354	$22,595

Operating loss from discontinued operations	(2,639)	(3,629)

Income tax benefit from discontinued operations	(1,029)	(1,431)

Loss from discontinued operations	(1,609)	(2,186)

Assets and liabilities of discontinued operations are as follows:

	September 27, 2009	June 28, 2009

Assets of discontinued operations
Receivables, net	$627	$692
Inventories	15,685	15,529
Prepaid and other	5,107	1,878
Current assets of discontinued operations	21,419	18,100
Property, plant and equipment, net	8,387	8,871
Other intangibles, net	666	666
Other assets	96	110
Non-current assets of discontinued operations	9,149	9,647
Total assets of discontinued operations	$30,568	$27,747

Liabilities of discontinued operations
Accounts payable and accrued expenses	$3,752	$2,633
Current liabilities of discontinued operations	$3,752	2,633
Non-current liabilities of discontinued operations	1,306	1,334
Total liabilities of discontinued operations	$5,058	$3,967

Note 12 – Commitments and Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and  in the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information” and under Item 1A — “Risk Factors”.

Overview

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop.  For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion.  1-800-FLOWERS.COM® (1-800-356-9377 or www.1800flowers.com), was listed as a Top 50 Online Retailer by Internet Retailer in 2006, as well as 2008 Laureate Honoree by the Computerworld Honors Program and the recipient of ICMI’s 2006 Global Call Center of the Year Award.  1-800-FLOWERS.COM offers the best of both worlds: exquisite arrangements created by some of the nation’s top floral artists and hand-delivered the same day, and spectacular flowers shipped overnight Fresh From Our Growers®. As always, 100% satisfaction and freshness are guaranteed.  The Company’s BloomNet® international floral wire service provides (www.mybloomnet.net) a broad range of quality products and value-added services designed to help professional florists grow their businesses.

The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com);  cookies and baked gifts from Cheryl&Co.® (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May® Confections Brands (www.fanniemay.com and www.harrylondon.com); wine gifts from Ambrosia® (www.ambrosia.com) and Geerlings&WadeSM (www.geerwade.com); gift baskets from 1-800-BASKETS.COM® (www.1800baskets.com) and DesignPac Gifts™ (www.designpac.com) and Celebrations® (www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips.

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  The Company has classified the results of operations of its Home & Children’s Gifts segment, which includes Home Decor and Children’s Gifts from Plow & Hearth® (1-800-627-1712 or www.plowandhearth.com), Wind & Weather® (www.windandweather.com), HearthSong® (www.hearthsong.com) and Magic Cabin® (www.magiccabin.com), as discontinued operations for all periods presented.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin or category “EBITDA” (earnings before interest, taxes, depreciation and amortization) from each of the Company’s business categories. (As noted previously, the Company’s Home & Children’s Gifts segment has been classified as discontinued operations and therefore excluded from category information below).

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Net Revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$70,003	$83,482	(16.1%)
BloomNet Wire Service	13,785	15,381	(10.4%)
Gourmet Food & Gift Baskets	24,740	36,762	(32.7%)
Corporate (*)	126	204	(38.2%)
Intercompany eliminations	(338)	(391)	13.6%
Total net revenues from continuing operations	$108,316	$135,438	(20.0%)

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Gross Profit from continuing operations:
1-800-Flowers.com Consumer Floral	$25,847	$31,690	(18.4%)
	36.9%	38.0%

BloomNet Wire Service	8,022	8,340	(3.8%)
	58.2%	54.2%

Gourmet Food & Gift Baskets	9,791	12,032	(18.6%)
	39.6%	32.7%

Corporate (*)	94	157	(40.1%)
	74.6%	77.0%

Intercompany eliminations	-	(22)
Total gross profit from continuing operations	$43,754	$52,197	(16.2%)
	40.4%	38.5%

	Three Months Ended
EBITDA (**) from continuing operations	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$7,673	$10,587	(27.5%)
BloomNet Wire Service	4,105	4,340	(5.4%)
Gourmet Food & Gift Baskets	(3,210)	(940)	(241.5%)
Category Contribution Margin Subtotal	$8,568	$13,987	(38.7%)
Corporate (*)	(11,380)	(12,982)	12.3%
EBITDA from continuing operations	$(2,812)	$1,005	(379.8%)

	Three Months Ended
Discontinued operations	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Net Revenues from discontinued operations	$17,354	$22,595	(23.2%)
Gross profit from discontinued operations	7,548	9,626	(21.6%)
EBITDA from discontinued operations	(2,119)	(3,016)	29.7%

(*)    Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

(**)  Performance is measured based on category contribution margin or category EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead, described above, nor does it include depreciation and amortization, other income (net), and income taxes. Management utilizes EBITDA as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees.  The Company’s credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as the interest coverage ratio and consolidated leverage ratio.  EBITDA is also used by the Company to evaluate and price potential acquisition candidates.  EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Reconciliation of Net Loss from Continuing Operations to EBITDA from Continuing Operations:

	Three Months Ended
	September 27, 2009	September 28, 2008

Net loss from continuing operations	$(5,666)	$(3,118)
Add:
Interest expense	1,546	1,158
Depreciation and amortization	4,946	5,075

Less:
Income tax benefit	3,622	2,017
Interest income	14	89
Other income	2	4
EBITDA from continuing operations	$(2,812)	$1,005

Results of Operations

Net Revenues

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Net revenues:
E-Commerce	$74,840	$87,896	(14.9%)
Other	33,476	47,542	(29.6%)
Total net revenues	$108,316	$135,438	(20.0%)

During the three months ended September 27, 2009, revenues declined by 20.0% over the prior year, resulting from continued weakness in the retail economy which contributed to lower wholesale order volume from DesignPac Gifts, which is included within the Company’s Gourmet Food & Gift Baskets business, combined with lower demand within the consumer floral business and from weakness in wholesale product sales within the BloomNet WireService business. Approximately $8.0 million of the reduction in the Gourmet Food & Gift Baskets business was attributable to a shift in DesignPac customer shipments into the upcoming second quarter of fiscal 2010.

The Company fulfilled approximately 1,232,100 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended September 27, 2009, a decrease of 10.5% over the prior year period, reflecting a continued decline in consumer spending, primarily within the 1-800-Flowers Consumer Floral category. The Company's E-commerce average order value of $60.74 decreased 4.8% over the prior year period.

Other revenues decreased as a result of the aforementioned decline within the Gourmet Food & Gifts business, primarily related to DesignPac, approximately $8.0 million of which was due to the movement of several large shipments into the Company’s second quarter, as well as lower revenue from floral product sales within the Company’s BloomNet Wire Service category.

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

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three months ended September 27, 2009 decreased by 10.4% over the prior year period, primarily as a result of decreased wholesale product revenues as florist scaled back and delayed purchases .

The Gourmet Food & Gift Basket category includes the operations of the Cheryl & Co., Fannie May, The Popcorn Factory, The Winetasting Network and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl & Co. and Fannie May brands, as well as wholesale operations.  Net revenue during the three months ended September 27, 2009 decreased by 32.7% over the prior year period, primarily reflecting reduced orders from DesignPac wholesale customers, including the shift of approximately $8.0 million of wholesale orders into the Company’s  second fiscal quarter.

The Company expects economic conditions for consumers will continue to be very challenging.  Based on this outlook, the Company anticipates that revenues for fiscal year 2010 will be consistent to down approximately 5 percent compared with the prior year.

Gross Profit

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Gross profit	$43,754	$52,196	(16.2%)
Gross margin %	40.4%	38.5%

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

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased by 18.4% and 110 basis points, respectively, as a result of a lower sales volume and increased promotional pricing during the early part of the quarter. During the latter part of the quarter, initiatives to reduce promotional pricing and shipping costs began to take hold, and the Company expects to see the benefits of these efforts, in the form of improved gross profit margins, beginning in the second quarter and throughout the remained of fiscal 2010.

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

Marketing and Sales Expense

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Marketing and sales	$29,476	$32,074	(8.1%)
Percentage of net revenues	27.2%	23.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

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

During the remainder of fiscal 2010, the Company expects that marketing and sales expense will continue to decrease in comparison to the prior year, and while varying from quarter to quarter due to the seasonal nature of the Company’s business, will be consistent as a percentage of net revenues during fiscal 2010 due to the expectation of a slight decline in sales resulting from anticipated weakness in the economy through the fiscal 2010 holiday season.

Technology and Development Expense

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In Thousands)

Technology and development	$4,556	$5,063	(10.0%)
Percentage of net revenues	4.2%	3.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

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

General and Administrative Expense

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In thousands)

General and administrative	$12,534	$14,054	(10.8%)
Percentage of net revenues	11.6%	10.4%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased by 10.8% during the three months ended September 27, 2009 in comparison to the prior year period as result of decreased labor costs related to the Company’s re-sizing initiatives implemented during fiscal 2009.

As a result of cost reduction initiatives, the Company expects that its general and administrative expenses for fiscal 2010 will decrease slightly as a percentage of net revenues in comparison to the prior year.

Depreciation and Amortization Expense

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(In thousands)

Depreciation and amortization	$4,946	$5,075	(2.5%)
Percentage of net revenues	4.6%	3.7%

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

Other Income (Expense)

	Three Months Ended
	September 27, 2009	September 28, 2008	% Change
	(in thousands)

Interest income	$14	$89	(84.3%)
Interest expense	(1,546)	(1,158)	(33.5%)
Other	2	4	(50.0%)
	$(1,530)	$(1,065)	(43.7%)

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, primarily attributable to the Company’s long-term debt and revolving line of credit, partially offset by income earned on the Company’s available cash balances.

Net borrowing costs increased during the three months ended September 27, 2009, in comparison to the prior year period, primarily as a result of higher interest rates and financing costs associated with the Company’s credit facility (as defined below).

In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2008 Credit Facility”). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company’s previous credit facility.

On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility, effective March 29, 2009, included a prepayment of $20.0 million, reducing the Company’s outstanding term loans under the facility to $92.4 million upon closing.  In addition, the amendment reduced the Company’s revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company’s leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment.

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

Income Taxes

During the three months ended September 27, 2009 and September 28, 2008, the Company recorded an income tax benefit from continuing operations of $3.6 million and $2.0 million, respectively.  The Company’s effective tax rates from continuing operations for the three months ended September 27, 2009 and September 28, 2008 was 39.0% and 39.3%, respectively. These effective rates differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by various tax credits.

Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
Discontinued operations:	September 27, 2009	September 28, 2009	% Change
	(in thousands)

Net revenues from discontinued operations	$17,354	$22,595	(23.2%)
Gross profit from discontinued operations	7,548	9,626	(21.6%)
Operating loss from discontinued operations	(2,639)	(3,629)	27.3%
Loss from discontinued operations	(1,609)	(2,186)	26.4%

The Home & Children’s Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands.  Revenue is derived from the sale of home decor and children’s gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand.

During the three months ended September 27, 2009 net revenues from discontinued operations decreased by 23.2% as a result of lower E-commerce sales volume, due to a combination of reduced consumer spending, particularly in the home décor product category, and a planned reduction in catalog circulation.  Further contributing to the revenue decline were lower retail store sales, compared to the same period of the prior year, due to a store closure and decline in customer traffic.

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

In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2008 Credit Facility”). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company’s previous credit facility.

On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility, effective March 29, 2009, included a prepayment of $20.0 million, reducing the Company’s outstanding term loans under the facility to $92.4 million upon closing.  In addition, the amendment reduced the Company’s revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. Outstanding amounts under the Amended 2008 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 4.50% for LIBOR loans and 2.00% to 3.50% for ABR loans with pricing based upon the Company’s leverage ratio. The repayment terms of the existing term loans were reduced, on a pro-rata basis, for the $20.0 million prepayment.

During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 27, 2009, $13.2 million remains authorized but unused.

At September 27, 2009, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$112,364	$54,474	$55,389	$2,501	$-
Capital lease obligations, including interest	5,651	2,264	3,381	6	-
Operating lease obligations	48,679	11,442	19,078	13,873	4,286
Sublease obligations	7,624	2,455	3,406	1,469	294
Marketing agreement	6,654	3,154	3,500
Purchase commitments (*)	29,739	29,739	-	-	-

Total	$210,711	$103,528	$84,754	$17,849	$4,580

(*) Purchase commitments consist primarily of inventory, equipment purchase orders and online marketing agreements made in the ordinary course of business

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory and long-lived assets, including goodwill and other intangible assets related to acquisitions.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company’s online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues are recognized upon product shipment. Shipping terms are FOB shipping point.  Net revenues generated by the Company’s BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists.  Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms of FOB shipping point.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers or franchisees to make required payments.  If the financial condition of the Company’s customers or franchisees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Stock-based Compensation

The FASB authoritative guidance requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. The Company determines the fair value of stock options issued by using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities are based on historical volatility of the Company’s stock price. The dividend yield is based on historical experience and future expectations. The risk-free interest rate is derived from the US Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates expected forfeiture rates, based on historical behavior. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of the Company’s stock options.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities. To the extent that the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Recent Accounting Pronouncements

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance is effective for the Company’s interim reporting period ending on December 27, 2009. The Company is currently evaluating the impact of the guidance on its financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company’s interim reporting for the quarter ended on September 27, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company did not complete any business combinations during the three months ended September 27, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increasing the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance is effective for the Company’s interim reporting period for the quarter ended on September 27, 2009.  The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for intangible assets acquired on or after June 28, 2009. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking information about the Company's financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the Company’s ability:

o	to achieve revenue and profitability;

o	to reduce costs and enhance its profit margins;

o	to manage the increased seasonality of its business;

o	to effectively integrate and grow acquired companies;

o	to cost effectively acquire and retain customers;

o	to compete against existing and new competitors;

o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;

o	to cost efficiently manage inventories; and

o	leverage its operating infrastructure;

•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company's products; and

•	competition from existing and potential new competitors.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.  Our Annual Report on Form 10-K filing for the fiscal year ended June 28, 2009, listed various important factors that could cause actual results to differ materially from expected and historic results.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995".   We incorporate that section of that Form 10-K in this filing and investors should refer to it.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of September 27, 2009, the Company’s outstanding debt, including current maturities, approximated $116.3 million.

The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matures on July 25, 2012. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive loss.  In accordance with the terms of the interest rate swap agreement, the Company pays a fixed interest rate of 1.92%, calculated on the notional amount.  The interest rate hedge is designated as a cash flow hedge for accounting purposes and the effect of this hedge changes the variable rate interest to a fixed rate.  The fair value of the interest rate hedge contract represents the estimated receipts or payments that would be made to terminate the contract.  The cumulative loss of approximately $0.3 million, net of taxes, attributable to the fair value of the interest rate hedge contract was recorded as a component of accumulated other comprehensive loss for the three months ended September 27, 2009. If in the future the interest rate hedge contacts were determined to be ineffective or were terminated before the contractual termination dates, or if they became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

Inclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million during the three months ended September 27, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC.

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

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

The financial and credit markets have been and continue to experience unprecedented disruption, which may  have an adverse effect on our customer’s spending patterns and in turn our business, financial condition and results of operations.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. In recent weeks, the volatility and disruption in the financial markets have reached unprecedented levels.  This financial crisis could impact our business in a number of ways.  Included among these potential negative impacts are reduced demand and lower prices for our products and services.  Declines in consumer spending could reduce our revenues, gross margins and earnings. We are currently operating in challenging macroeconomic conditions which have continued into the second quarter of fiscal 2010 and we believe may continue during the remainder of fiscal 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of common stock during the three months ended September 27, 2009 which includes the period June 29, 2009 through September 27, 2009.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 27, 2009, $13.2 remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: April 15, 2010	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: April 15, 2010	/s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer