Form 10-Q
period 2010-03-28
1 800 FLOWERS COM INC
filed 2010-05-06
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010

or

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

Large accelerated filer 		Accelerated filer ☒
Non-accelerated filer 	(Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (   )                 No (X)

The number of shares outstanding of each of the Registrant’s classes of common stock:

26,884,968
(Number of shares of Class A common stock outstanding as of April 30, 2010)

36,858,465
(Number of shares of Class B common stock outstanding as of April 30, 2010)

1-800-FLOWERS.COM, Inc.

INDEX
Page

Part I.	Financial Information
Item 1.
Consolidated Financial Statements:

Consolidated Balance Sheets – March 28, 2010 (Unaudited) and June
  28, 2009

Consolidated Statements of  Operations (Unaudited) – Three and Nine
  Months Ended March 28, 2010 and March 29, 2009

Consolidated Statements of Cash Flows (Unaudited) –  Nine Months
  Ended March 28, 2010 and March 29, 2009

Notes to Consolidated Financial Statements (Unaudited)

1 2 3 4
Item 2. Item 3. Item 4.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	18 33 33
Part II.	Other Information
Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures	Legal Proceedings Risk Factors Unregistered Sales of Equity Securities and Use of Proceeds Defaults upon Senior Securities Removed and Reserved Other Information Exhibits	34 34 34 34 34 35 35 36

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 28, 2010	June 28, 2009
	(unaudited)

Assets
Current assets:
Cash and equivalents	$38,023	$29,562
Receivables, net	23,266	11,335
Inventories	45,010	45,854
Deferred tax assets	7,409	12,666
Prepaid and other	5,664	4,580
Current assets of discontinued operations	-	18,100
Total current assets	119,372	122,097

Property, plant and equipment, net	51,290	54,770
Goodwill	41,211	41,205
Other intangibles, net	41,756	42,822
Deferred income taxes	11,925	11,725
Other assets	4,111	3,890
Non-current assets of discontinued operations	-	9,647
Total assets	$269,665	$286,156

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$53,659	$53,460
Current maturities of long-term debt and capital leases	26,040	22,337
Current liabilities of discontinued operations	-	2,633
Total current liabilities	79,699	78,430
Long-term debt and capital leases	49,945	70,518
Other liabilities	2,831	2,091
Non-current liabilities of discontinued operations	-	1,334
Total liabilities	132,475	152,373
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized; 32,271,562 and 31,730,404 shares issued at March 28, 2010 and June 28, 2009, respectively	323	317
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at March 28, 2010 and June 28, 2009	421	421
Additional paid-in capital	284,907	281,247
Retained deficit	(115,523)	(116,256)
Accumulated other comprehensive loss, net of tax	(320)	-
Treasury stock, at cost – 5,386,594 and 5,122,225 Class A shares at March 28, 2010 and June 28, 2009, respectively and 5,280,000 Class B shares	(32,618)	(31,946)
Total stockholders' equity	137,190	133,783
Total liabilities and stockholders' equity	$269,665	$286,156

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009

Net revenues	$155,513	$154,479	$502,283	$541,488
Cost of revenues	96,100	92,768	299,453	326,868
Gross profit	59,413	61,711	202,830	214,620
Operating expenses:
Marketing and sales	46,729	43,429	128,181	130,063
Technology and development	4,183	5,205	13,264	15,049
General and administrative	11,297	11,886	38,504	36,869
Goodwill and intangible impairment	-	76,460	-	76,460
Depreciation and amortization	5,482	5,559	15,771	15,728
Total operating expenses	67,691	142,539	195,720	274,169
Operating income (loss)	(8,278)	(80,828)	7,110	(59,549)
Other income (expense):
Interest income	75	55	100	218
Interest expense	(1,212)	(1,102)	(4,744)	(4,768)
Other	18	47	34	65
Total other income (expense), net	(1,119)	(1,000)	(4,610)	(4,485)
Income (loss) from continuing operations before income taxes	(9,397)	(81,828)	2,500	(64,034)
Income tax expense (benefit) from continuing operations	(3,468)	(17,569)	1,362	(10,613)
Income (loss) from continuing operations	(5,929)	(64,259)	1,138	(53,421)
Operating loss from discontinued operations before income taxes	(1,712)	(3,309)	(555)	(25,485)
 (including loss on disposal of $0.7 million and  $4.0 million during the three and nine months ended March 28, 2010, respectively, and impairment charges of $0.0 million and $20.0 million during the three and nine months ended March 29, 2009)

Income tax benefit from discontinued operations	(345)	(1,793)	(150)	(2,716)
Loss from discontinued operations	(1,367)	(1,516)	(405)	(22,769)
Net income (loss)	$(7,296)	$(65,775)	$733	$(76,190)

Basic and diluted net income (loss) per common share:
From continuing operations	$(0.09)	$(1.01)	$0.02	$(0.84)
From discontinued operations	(0.02)	(0.02)	(0.01)	(0.36)
Net income (loss) per common share	$(0.11)	$(1.03)	$0.01	$(1.20)

Weighted average shares used in the calculation of net income (loss) per common share
Basic	63,687	63,646	63,571	63,598
Diluted	63,687	63,646	64,037	63,598

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 28, 2010	March 29, 2009

Operating activities:
Net income (loss)	$733	$(76,190)
Reconciliation of net income (loss) to net cash provided by operating activities:
Operating activities of discontinued operations	10,534	5,092
Loss/impairment from discontinued operations	4,015	20,036
Goodwill and intangible asset impairment from continuing operations	-	76,460
Depreciation and amortization	15,771	15,728
Deferred income taxes	5,258	(16,089)
Bad debt expense	1,470	1,220
Stock compensation expense	2,907	755
Other non-cash items	302	(243)
Changes in operating items, excluding the effects of acquisitions:
Receivables	(13,401)	(3,094)
Inventories	844	(9,144)
Prepaid and other	(1,084)	(2,255)
Accounts payable and accrued expenses	198	(11,686)
Other assets	(1,292)	(201)
Other liabilities	219	370
Net cash provided by operating activities	26,474	759

Investing activities:
Acquisitions, net of cash acquired	-	(11,049)
Proceeds from sale of business	10,066	25
Capital expenditures	(10,100)	(10,699)
Purchase of investment	(598)	-
Other, net	239	203
Investing activities of discontinued operations	(78)	(1,032)
Net cash used in investing activities	(471)	(22,552)

Financing activities:
Acquisition of treasury stock	(672)	(797)
Proceeds from exercise of employee stock options	-	113
Proceeds from bank borrowings	49,000	120,000
Repayment of notes payable and bank borrowings	(64,262)	(75,562)
Debt issuance cost	-	(2,256)
Repayment of capital lease obligations	(1,608)	(9)
Financing activities of discontinued operations	-	(86)
Net cash (used in) provided by financing activities	(17,542)	41,403
Net change in cash and equivalents	8,461	19,610
Cash and equivalents:
Beginning of period	29,562	12,124
End of period	$38,023	$31,734

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2010.

The balance sheet information at June 28, 2009 has been derived from the audited financial statements at that date, but doesn’t include all information or notes necessary for a complete presentation.

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

Comprehensive Income (Loss)

For the three and nine months ended March 28, 2010 and March 29, 2009, the Company’s comprehensive  income (losses) were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
		(in thousands)

Net income (loss)	$(7,296)	$(65,775)	$733	$(76,190)
Change in fair value of cash flow hedge, net of tax	(41)	-	(320)	-
Comprehensive income (loss)	$(7,337)	$(65,775)	$413	$(76,190)

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company’s interim reporting beginning June 29, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any business combinations during the three and nine months ended March 28, 2010, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

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

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year. As a result of the Company’s decision to dispose of its Home & Children’s Gifts businesses, this segment has been accounted for as a discontinued operation and the prior periods have been reclassified to conform to the current period presentation.  During the second quarter of fiscal 2010, the Company launched its 1-800-Baskets brand. Products within this business are now being managed within the Gourmet Food & Gift Baskets segment, resulting in a change to our reportable segment structure. Gift basket products, formerly included in the Consumer Floral reportable segment are now included in the Gourmet Food & Gift Baskets segment. These changes have been reflected in the Company’s segment reporting for all periods presented.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 2 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and excludes the effect of dilutive potential common shares as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
		(in thousands, except per share data)
Numerator:
Net income (loss)	$(7,296)	$(65,775)	$733	$(76,190)

Denominator:
Weighted average shares outstanding	63,687	63,646	63,571	63,598
Effect of dilutive securities:
Employee stock options (1)	-	-	8	-
Employee restricted stock awards	-	-	458	-
	-	-	466	-
Adjusted weighted-average shares and assumed conversions	63,687	63,646	64,037	63,598

Basic and diluted net income (loss) per common share	$(0.11)	$(1.03)	$0.01	$(1.20)

(1)
The effect of options to purchase 8.2 million and 8.4 million shares during the three and nine months ended March 28, 2010 and 6.9  million and 7.9 million shares during the three and nine months ended March 29, 2009, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
		(in thousands)

Stock options	$244	$297	$1,290	$1,026
Restricted stock awards	447	281	1,617	(271)
Total	691	578	2,907	755
Deferred income tax benefit	(222)	(185)	(924)	(121)
Stock-based compensation expense, net	$469	$393	$1,983	$634

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the nine months ended March 29, 2009, as a result of the Company’s performance due to the weakness in the retail economy, the Company reversed previously accrued long-term incentive equity awards as the goals that were established in order to vest the awards were determined to be no longer achievable.

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
		(in thousands)

Marketing and sales	$278	$230	$1,201	$112
Technology and development	139	116	601	409
General and administrative	278	232	1,109	234
Total	$695	$578	$2,911	$755

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009

Weighted average fair value of options granted	$1.18	$1.25	$1.71	$2.21
Expected volatility	65.2%	51.0%	62.7%	44.6%
Expected life	5.6 yrs	6.4 yrs	5.6 yrs	6.4 yrs
Risk-free interest rate	2.47%	1.90%	2.45%	2.55%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock option activity during the nine months ended March 28, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at June 28, 2009	8,916,672	$7.52
Granted	253,500	$2.99
Exercised	-	-
Forfeited	(1,062,688)	$14.72
Outstanding at March 28, 2010	8,107,484	$6.43	3.4 years	$22

Options vested or expected to vest at March 28, 2010	7,926,834	$6.49	3.3 years	$19
Exercisable at March 28, 2010	6,130,116	$7.22	2.4 years	$6

As of March 28, 2010, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.4 million and the weighted average period over which these awards are expected to be recognized was 2.3 years.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 28, 2010:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 28, 2009	1,700,912	$4.62
Granted	333,097	$4.39
Vested	(191,158)	$5.86
Forfeited	(96,301)	$6.08
Non-vested at March 28, 2010	1,746,550	$4.36

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of March 28, 2010, there was $3.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.8 years.

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

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (“Napco”), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.4 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory, and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash on hand and through borrowings under the Company’s revolving credit facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of “earn-out” incentives, which amounted to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets.  As of March 28, 2010, the Company does not expect that any of the specified performance targets will be achieved.

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

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Geerlings & Wade:

Geerlings & Wade Purchase Price Allocation
(in thousands)
Current assets	$990
Intangible assets	253
Goodwill	1,440
Total assets acquired	2,683
Current liabilities	77
Total liabilities assumed	77
Net assets acquired	$2,606

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

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
		(in thousands, except per share data)

Net revenues from continuing operations	$155,513	$155,471	$502,283	$545,918

Operating income (loss) from continuing operations	(8,278)	(80,628)	7,110	(58,845)

Income (loss) from continuing operations	(5,929)	(64,135)	1,138	(52,965)

Basic and diluted income (loss) per common share from continuing operations	$(0.09)	$(1.01)	$0.02	$(0.83)

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 28, 2010	June 28, 2009
	(in thousands)
Finished goods	$23,390	$23,759
Work-in-Process	15,006	16,619
Raw materials	6,614	5,476
	$45,010	$45,854

Note 6 – Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
			(in thousands)

Balance at June 28, 2009	$5,728	$-	$35,477	$41,205
Other	-	-	6	6
Balance at March 28, 2010	$5,728	$-	$35,483	$41,211

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and other indefinite lived intangibles are subject to an assessment for impairment, which must be performed annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.

As a result of declines in revenue, operating income and cash flows within the Gourmet Food and Gift Baskets segment during fiscal 2009, which the Company believes was attributable to reduced consumer spending due to the overall weakness in the economy, coupled with a reduction in the outlook of the performance of this segment based upon the expectation of a continuation of the current economic downturn, along with a decline of the Company’s market capitalization and an overall contraction of public company multiples, upon completion of the impairment analysis described above, during the three months ended March 29, 2009, the Company recorded a goodwill and intangible impairment charge of $76.5 million related to this business segment, of which $65.6 million was goodwill.

Fair value was determined by using a combination of a market-based and an income-based approach, weighting both approaches equally. Under the market-based approach, the Company utilized information regarding the Company as well as publicly available industry information to determine earnings and revenue multiples that are used to value the Company’s reporting units. Under the income-based approach, the Company determined fair value based upon estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the reporting unit and the rate of return that an outside investor would expect to earn. The Company reconciled the value of its reporting units to its current market capitalization (based upon the Company’s stock price) to determine that its assumptions were consistent with that of an outside investor.

The Company’s other intangible assets consist of the following:

		March 28, 2010			June 28, 2009
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$5,314	$5,191	$123	$5,314	$4,823	$491
Customer lists	3 - 10 years	15,695	6,247	9,448	15,695	4,673	11,022
Other	5 - 8 years	2,388	1,254	1,134	2,388	960	1,428
		23,397	12,692	10,705	23,397	10,456	12,941

Intangible assets with indefinite lives	-	31,051	-	31,051	29,881	-	29,881
Total identifiable intangible assets		$54,448	$12,692	$41,756	$53,278	$10,456	$42,822

Future estimated amortization expense is as follows: remainder of fiscal 2010 - $0.7 million, fiscal 2011 - $2.2million, fiscal 2012 - $1.6 million, fiscal 2013 - $1.5 million, fiscal 2014 - $1.2 million and thereafter - $3.5 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 7 – Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	March 28, 2010	June 28, 2009
	(in thousands)
Term loan (1)	$72,089	$87,351
Revolving line of credit (1)	-	-
Obligations under capital leases (2)	3,896	5,504
	75,985	92,855
Less current maturities of long-term debt and obligations under capital leases	26,040	22,337
	$49,945	$70,518

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

On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility included a prepayment of $20.0 million, reducing the Company’s outstanding term loans under the facility to $92.4 million upon closing.  In addition, the amendment reduced the Company’s revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 29, 2009, also revised certain financial and non-financial covenants.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, reducing the Company’s outstanding term loan under the facility to $60 million upon closing.

Outstanding amounts under the 2010 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio. The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million. The 2010 Credit Facility, effective for covenant calculations as of March 28, 2010, also revises certain financial and non-financial covenants, including maintenance of certain financial ratios. The obligations of the Company and its subsidiaries under the 2010 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matures on July 25, 2012. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on this swap is included as a component of accumulated other comprehensive loss.  The ineffective portion, if any, is recorded within interest expense in the consolidated statement of operations.

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

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The Company believes that the carrying amount of its debt approximates fair value as no trading market exists.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet. The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Total as of March 28, 2010	Level 1	Level 2	Level 3
			(in thousands)
Interest rate swap (1)	$(520)	-	$(520)	-

(1) Included in other long-term liabilities on the consolidated balance sheet.

The following presents the balances and net changes in the accumulated other comprehensive loss related to this interest rate swap, net of income taxes.

Interest Rate Swap
(in thousands)

Balance at the beginning of the period	$-
Amount reclassified to interest expense, net of tax benefit of $213	319
Net change in fair value of interest rate swap, net of tax benefit of $426	(639)
Balance at end of period	$(320)

Note 9 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rates from continuing operations for the three and nine months ended March 28, 2010 was 36.9% and 54.4%, respectively, compared to 21.5% and 16.6% during the comparative three and nine months ended March 29, 2009 which reflect the impact of the non-deductible portions of the goodwill and other intangible impairment charges of $76.5 million, recorded during the three and nine months ended March 29, 2009. Excluding this charge, the effective rates during the three and nine months ended March 29, 2009 would have been 37.7% and 37.4%, respectively. The effective rates for fiscal 2010 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its fiscal 2007 tax year, however fiscal 2007 through fiscal 2009 remain subject to examination, with the exception of certain states where the statute remains open from fiscal 2004. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Note 10 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business categories:

•	1-800-Flowers.com Consumer Floral;
•	BloomNet Wire Service; and
•	Gourmet Food and Gift Baskets

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of these businesses; refer to “Discontinued Operations” below for a further discussion. Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment, which includes Home Decor and Children’s Gifts from Plow & Hearth®, Wind & Weather®, HearthSong® and Magic Cabin®, as discontinued operations for all periods presented.

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead (see (*) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include depreciation and amortization, goodwill and intangible impairment, other income, and income taxes, or stock-based compensation and severance and restructuring costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

	Three Months Ended		Nine Months Ended
Net revenues	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
		(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral	$95,341	$101,079	$251,234	$274,674
BloomNet Wire Service	17,706	16,899	46,244	47,423
Gourmet Food & Gift Baskets	42,617	37,406	205,564	221,955
Corporate (*)	349	174	601	975
Intercompany eliminations	(500)	(1,079)	(1,360)	(3,539)
Total net revenues	$155,513	$154,479	$502,283	$541,488

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Nine Months Ended
Operating Income	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
		(in thousands)

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$(241)	$7,390	$15,010	$25,952
Bloomnet Wire Service	5,276	5,465	14,072	14,558
Gourmet Food & Gift Baskets	1,186	1,063	26,592	26,866
Category Contribution Margin Subtotal	6,221	13,918	55,674	67,376
Corporate (*)	(9,017)	(12,727)	(32,793)	(34,737)
Goodwill and intangible impairment	-	(76,460)	-	(76,460)
Depreciation and amortization	(5,482)	(5,559)	(15,771)	(15,728)
Operating income (loss)	$(8,278)	$(80,828)	$7,110	$(59,549)

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

Note 11 - Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children’s Gifts business to PH International, LLC. Included in the sale were the Plow & Hearth, Problem Solvers, Wind & Weather, HearthSong and Magic Cabin brands, as well as the administrative and distribution center in Madison, VA, and a distribution center in Vandalia, OH. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital. During the three and nine months ended March 28, 2010, the Company recorded a loss of $0.7 million and $4.0 million, including transaction, severance and transition obligations, which is in addition to the $14.7 million write-down that the Company recorded during the three months ended June 28, 2009. (Included within transaction costs was the issuance of 350,000 shares of common stock to the Company’s transaction advisor, valued at $2.17 per share, which was the value of the Company’s Class A Common Stock on the date of closing.) The Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)

Net revenues from discontinued operations	$6,164	$18,492	$87,852	$118,844

Operating loss from discontinued operations	(1,712)	(3,309)	(555)	(25,485)
 (including loss on disposal of $0.7 million and  $4.0 million during the three and nine months ended March 28, 2010, respectively, and impairment charges of $0.0 million and $20.0 million during the three and nine months ended March 29, 2009, respectively)

Income tax benefit from discontinued operations	(345)	(1,793)	(150)	(2,716)

Loss from discontinued operations	(1,367)	(1,516)	(405)	(22,769)

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities of discontinued operations are as follows:

	March 28, 2010	June 28, 2009

	(in thousands)
Assets of discontinued operations
Receivables, net	$-	$693
Inventories	-	15,529
Prepaid and other	-	1,878
Current assets of discontinued operations	-	18,100

Property, plant and equipment, net	-	8,871
Other intangibles, net	-	666
Other assets	-	110
Non-current assets of discontinued operations	-	9,647
Total assets of discontinued operations	$-	$27,747

Liabilities of discontinued operations
Accounts payable and accrued expenses	$-	$2,633
Current liabilities of discontinued operations	-	2,633
Non-current liabilities of discontinued operations	-	1,334
Total liabilities of discontinued operations	$-	$3,967

Note 12 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On December 21, 2007, Plaintiff, Thomas Molnar, on behalf of himself and a putative class, filed suit against the Company claiming false advertising, unfair business practices, and unjust enrichment seeking unspecified monetary damages.  The Company has admitted no wrongdoing with respect to this matter, but has chosen to enter into a settlement agreement with the parties to this matter in order to avoid protracted litigation. The presiding trial Judge has given preliminary approval to the settlement, and the Company has sent out the applicable notices to the class members. As a result, the Company accrued for the estimated cost of the settlement of approximately $0.9 million within its general and administrative expenses during the three months ended  December 27, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That  May Affect Future Results” and under Part II, Item 1A — “Risk Factors”.

Overview

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion.  As always, 100% satisfaction is guaranteed. 1-800-FLOWERS.COM earned the 2009 Gold Award in the Online Flower Delivery category from TopTenREVIEWS; the Company’s Mobile Flower & Gift Center was named winner of the RIS (Retail Info Systems) 2010 Mobile App of the Year Award in the “Best Shopping” category and the Company was recognized by Computerworld magazine as a Premier 100 IT Leader for 2010.  The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl&Co.® (1-800-443-8124 or www.cherylandco.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); wine gifts from The Winetasting NetworkSM  (www.winetasting.com) and Geerlings&WadeSM  (www.geerwade.com); gift baskets from 1-800-BASKETS.COM® (www.1800baskets.com)  as well as Celebrations® (www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of these businesses; refer to the Consolidated Financial Statements “Discontinued Operations” for a further discussion.  Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment, which includes Home Decor and Children’s Gifts from Plow & Hearth® (1-800-627-1712 or www.plowandhearth.com), Wind & Weather® (www.windandweather.com), HearthSong® (www.hearthsong.com) and Magic Cabin® (www.magiccabin.com), as discontinued operations for all periods presented.

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

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$95,341	$101,079	(5.7%)	$251,234	$274,674	(8.5%)
BloomNet Wire Service	17,706	16,899	4.8%	46,244	47,423	(2.5%)
Gourmet Food & Gift Baskets	42,617	37,406	13.9%	205,564	221,955	(7.4%)
Corporate (*)	349	174	100.6%	601	975	(38.4%)
Intercompany eliminations	(500)	(1,079)	53.7%	(1,360)	(3,539)	61.6%
Total net revenues from continuing operations	$155,513	$154,479	0.7%	$502,283	$541,488	(7.2%)

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$31,629	$35,998	(12.1%)	$90,332	$101,104	(10.7%)
	33.2%	35.6%		36.0%	36.8%

BloomNet Wire Service	9,390	9,382	0.1%	25,981	26,488	(1.9%)
	53.0%	55.5%		56.2%	55.9%

Gourmet Food & Gift Baskets	18,162	16,466	10.3%	86,085	87,314	(1.4%)
	42.6%	44.0%		41.9%	39.3%

Corporate (*)	232	(86)	369.8%	432	239	80.8%
	66.5%	(49.4%)		71.9%	24.5%

Intercompany eliminations	-	(49)		-	(525)
Total gross profit from continuing operations	$59,413	$61,711	(3.7%)	$202,830	$214,620	(5.5%)
	38.2%	39.9%		40.4%	39.6%

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

EBITDA (**) from continuing operations:
1-800-Flowers.com Consumer Floral	$(241)	$7,390	(103.3%)	$15,010	$25,952	(42.2%)
BloomNet Wire Service	5,276	5,465	(3.5%)	14,072	14,558	(3.3%)
Gourmet Food & Gift Baskets	1,186	1,063	11.6%	26,592	26,866	(1.0%)
Category Contribution Margin Subtotal	6,221	13,918	(55.3%)	55,674	67,376	(17.4%)
Corporate (*)	(9,017)	(12,727)	29.2%	(32,793)	(34,737)	5.6%
Goodwill and intangible impairment	-	(76,460)	-	-	(76,460)	-
EBITDA from continuing operations	$(2,796)	$(75,269)	96.3%	$22,881	$(43,821)	152.2%
Goodwill and intangible impairment	-	76,460	-	-	76,460	-
Severance and other restructuring charges	-	1,165	-	-	1,165	-
Adjusted EBITDA from continuing operations	$(2,796)	$2,356	(218.7%)	$22,881	$33,804	(32.3%)

(*)    Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation and severance and restructuring charges.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

(**)  Performance is measured based on category contribution margin or category EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead, described above, nor does it include depreciation and amortization, goodwill and intangible impairment, severance and other restructuring charges, other income (net), and income taxes. Management utilizes EBITDA/Adjusted EBITDA as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA/Adjusted EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees.  The Company’s credit agreement uses EBITDA/Adjusted EBITDA to measure compliance with covenants such as the interest coverage ratio and consolidated leverage ratio.  EBITDA is also used by the Company to evaluate and price potential acquisition candidates.  EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA/Adjusted EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Reconciliation of Net Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA from Continuing Operations:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)

Net (loss) income from continuing operations	$(5,929)	$(64,259)	$1,138	$(53,421)
Add:
Interest expense	1,212	1,102	4,744	4,768
Depreciation and amortization	5,482	5,559	15,771	15,728
Income tax expense	-	-	1,362	-
Less:
Interest income	75	55	100	218
Income tax benefit	3,468	17,569	-	10,613
Other income (expense)	18	47	34	65
EBITDA from continuing operations	$(2,796)	$(75,269)	$22,881	$(43,821)
Goodwill and intangible impairment	-	76,460	-	76,460
Severance and other restructuring costs	-	1,165	-	1,165
Adjusted EBITDA from continuing operations	$(2,796)	$2,356	$22,881	$33,804

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)
Net revenues:
E-Commerce	$113,030	$115,449	(2.1%)	$339,530	$360,431	(5.8%)
Other	42,483	39,030	8.8%	162,753	181,057	(10.1%)
Total net reveunues	$155,513	$154,479	0.7%	$502,283	$541,488	(7.2%)

During the three months ended March 28, 2010, revenues increased by 0.7% in comparison to the three months ended March 29, 2009 as a result of growth within the Gourmet Food & Gift Baskets and BloomNet Wire Service businesses, partially offset by continued weakness within the 1-800-Flowers Consumer Floral business.   During the nine months ended March 28, 2010, revenues declined by 7.2% in comparison to the nine months ended March 29, 2008, as a result of continued weakness within the retail economy which contributed to lower wholesale order volume from DesignPac Gifts, which is included within the Company’s Gourmet Food & Gift Baskets business, combined with lower demand within the 1-800-Flowers Consumer Floral business.

The Company fulfilled approximately 1,984,000 and 6,172,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and nine months ended March 28, 2010, representing growth of 3.2% and a decline of 1.3%, in comparison to the same periods of the prior year. The Company's E-commerce average order value of $56.96 and $55.01 during the three and nine months ended March 28, 2010, respectively, decreased by 5.1% and 4.5% over the respective prior year periods, reflecting the consumers’ preference for lower price-point product, and free shipping offers promoted by the 1-800-Flowers brand during the Valentine’s Day Holiday in an effort to increase demand.

Other revenues increased during the three months ended March 28, 2010 primarily as a result of revenue growth within the BloomNet Wire Service business due to improving floral wholesale product sales, as well as order volume increases within the Gourmet Food and Gift Basket businesses. Other revenues decreased during the nine months ended March 28, 2010 primarily as a result of aforementioned decline related to DesignPac’s lower wholesale orders.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations.  Net revenues during the three and nine months ended March 28, 2010 decreased by 5.7% and 8.5% over the respective prior year periods as a result of lower order volume due to soft consumer demand caused by the weakened economy. Revenue during the third quarter of fiscal 2010 was further impacted by the Sunday day-placement of the Valentine’s Day holiday, as well as severe snow storms across much of the country. After seeing improving revenue trends leading up to the Valentine’s Day holiday, the Company made the strategic decision to increase its marketing spending and offered customers a free shipping/no service charge promotion in order to spur demand and accelerate the anticipated return to revenue growth within the brand. Although these programs resulted in an increase in order count and new customer acquisition, the lift in orders was insufficient to offset the associated decline in average order and gross margin, and combined with the increase in advertising spending required to support the promotion, resulted in significantly lower category contribution margin.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three months ended March 28, 2010 increased by 4.8% compared to the prior year as a result of slight recovery within wholesale floral product revenues, as well as pricing initiatives and new product offerings within BloomNet’s core membership and transaction businesses. Net revenues during the nine months ended March 28, 2010 decreased by 2.5% in comparison to the prior year due to lower wholesale product revenue, as florists scaled back purchases as a result of the weakness in the retail economy.

The Gourmet Food & Gift Basket category includes the operations of 1-800-Baskets, Cheryl’s Cookies & Brownies, Fannie May Chocolates, The Popcorn Factory, The Winetasting Network and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s. and Fannie May brands, as well as wholesale operations.  During the fiscal second quarter, the Company launched a new co-branded website which featured the 1-800-BASKETS.COM® brand, a re-merchandised collection of gourmet gift baskets confected by DesignPac.  Prior year revenues from gourmet gift baskets, which were previously included within the 1-800-Flowers.com Consumer Floral category, have been reclassified to conform with current year presentation.  Net revenue during the three months ended March 28, 2010 increased by 13.9% in comparison to the prior year as a result of e-commerce, retail and wholesale order growth, partially due to the earlier date placement of the Easter Holiday, as well as an increase in wholesale revenue through Winetasting Network and the acquisition of Geerlings and Wade on March 25, 2009. Net revenue during the nine months ended March 28, 2010 decreased by 7.4% in comparison to the prior year primarily as a result of reduced wholesale orders for DesignPac’s wholesale baskets.

The Company expects continued cautious spending by consumers.  Based on this outlook and the decline during the first half of fiscal 2010, the Company anticipates that revenues for fiscal year 2010 will be down approximately five to ten percent compared with the prior year.

Gross Profit

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

Gross profit	$59,413	$61,711	(3.7%)	$202,830	$214,620	(5.5%)
Gross margin %	38.2%	39.9%		40.4%	39.6%

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

Gross profit decreased during the three and nine months ended March 28, 2010, due to the decline in revenues described above, while gross margin percentage decreased 170 basis points, during the third quarter of fiscal 2010 primarily due to increased promotional activity within the 1-800-Flowers Consumer Floral brand, as well as reductions in BloomNet , due to product mix, and within Gourmet Food and Gift Baskets due to an increase in lower margin wholesale revenue. Gross margin percentage increased during the nine months ended March 28, 2010, in comparison to the prior year, as a result of reduced reliance on promotional pricing, and product mix associated with the impact of lower wholesale revenues from DesignPac, as well as improved manufacturing and supply chain operating efficiencies.

The 1-800-Flowers.com Consumer Floral category gross profit decreased by 12.1% and 10.7%, during the three and nine months ended March 28, 2010, over the respective prior year periods, as a result of lower sales volume, and reductions of gross profit margin percentage of 240 and 80 basis points, respectively, due to the aforementioned free-shipping/no-service charge promoted by the 1-800-Flowers brand for the Valentine’s Day holiday in order to improve consumer demand, partially offset by supply chain improvements. Although order volume increased as a result of the promotion, the improvement was insufficient to offset the decrease in average order value and the impact on gross margin percentage, ultimately resulting in a decline in gross profit.

The BloomNet Wire Service category gross profit increased by 0.1% during the three months ending March 28, 2010, while gross margin percentage decreased by 250 basis points, as a result of sales mix due to the aforementioned  increase in lower margin floral wholesale product revenue. Gross profit decreased 1.9% during the nine months ended March 28, 2010 in comparison to the prior year while gross profit margin percentage increased by 30 basis points due to the impact of the previously mentioned year-to-date decline in wholesale product revenue.

The Gourmet Food & Gift Baskets category gross profit increased by 10.3% during the three months ended March 28, 2010 as a result of the sales increase described above, partially offset by a gross margin percentage decline of 140 basis points due to the impact of sales mix which included a higher proportion of lower margin wholesale services revenue through Winetasting Network, and e-commerce revenue through 1-800-Baskets. Gross profit decreased 1.4% during  the  nine months ending March 28, 2010 in comparison to the prior year, as a result of the aforementioned lower wholesale basket revenue from DesignPac, partially offset by a 260 basis point increase in gross margin percentage due to the reduction in lower margin DesignPac sales volume, as well as improved gross margins resulting from manufacturing efficiencies and reduced promotional pricing within the category.

During the remainder of fiscal 2010, the Company expects its gross margin percentage will improve in comparison to fiscal 2009 as a result of a shift in product mix and anticipated gross margin improvements in most of its businesses resulting from product sourcing, supply chain improvements and manufacturing and operating efficiencies.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

Marketing and sales	$46,729	$43,429	7.6%	$128,181	$130,063	(1.4%)
Percentage of net revenues	30.0%	28.1%		25.5%	24.0%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 7.6%, and as a percentage of sales from 28.1% to 30.0%, during the three months ended March 28, 2010, primarily as a result of  the incremental advertising to support the aforementioned free shipping/no service charge promotion by the 1-800-Flowers Consumer Floral brand during the Valentine’s Day holiday, partially offset by decreases in labor and facility costs resulting from the annualization of the Company’s fiscal 2009 cost reduction initiatives, combined with severance associated with those initiatives incurred in the third quarter of the prior year. During the nine months ended March 28, 2010, marketing and sales expense decreased by 1.4% as a result of a reduction in variable costs associated with the decline in revenue, and the aforementioned cost-reduction initiatives, including the impact of severance incurred in the prior year. Marketing and sales expense increased as a percentage of sales during the nine months ended March 28, 2010, as a result of: (i) sales mix caused by the reduction of wholesale basket products by DesignPac which earn lower product margins, but also operate with a low level of marketing and sales expense, and (ii) the Valentine’s Day holiday promotions implemented by the 1-800-Flowers Consumer Floral brand which did not generate sufficient revenue to support the level of advertising spend.

During the three and nine months ended March 28, 2010 the Company added approximately 644,000 and 1,671,000 new E-commerce customers, respectively.  Of the 1,590,000 and 3,677,000 total customers who placed E-commerce orders during the three and nine months ended March 28, 2010, approximately 59.5% and 54.6%, respectively, represented repeat customers, compared to 59.9% and 54.6% during the respective prior year periods.

During the remainder of fiscal 2010, the Company expects that marketing and sales expense will remain relatively consistent with prior year as a percentage of net revenues.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

Technology and development	$4,183	$5,205	(19.6%)	$13,264	$15,049	(11.9%)
Percentage of net revenues	2.7%	3.4%		2.6%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three and nine months ended March 28, 2010, technology and development expense decreased by 19.6% and 11.9%, respectively, in comparison to the prior year periods, as a result of decreased labor/consulting costs due to re-sizing initiatives, as well as a reduction in the number and size of hosting sites.  During the three and nine months ended March 28, 2010, the Company expended $7.4 million and $20.7 million, respectively, on technology and development, of which $3.2 million and $7.4 million, respectively, has been capitalized.

The Company believes that continued investment in technology and development is critical to attaining its strategic objectives, however, based on expected reductions in hosting, labor and other costs, anticipates that its spending for the remainder of fiscal 2010 will decrease both in terms of dollars spent, and as a percentage of net revenues, in comparison to the prior year.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

General and administrative	$11,297	$11,886	(5.0%)	$38,504	$36,869	4.4%
Percentage of net revenues	7.3%	7.7%		7.7%	6.8%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased by 5.0% during the three months ending March 28, 2010 compared to the prior year, as a result of labor reductions due to resizing initiatives, and the reversal of performance based compensation expense during the quarter. For the nine months ended March 28, 2010, general and administrative expenses increased by 4.4% as a result of several factors including: (i) increased health insurance costs, and (ii) increased professional fees due to a charge of approximately $0.9 million during the fiscal second quarter to settle a proposed class action litigation, for which the Company has admitted no wrongdoing, but chose to settle to avoid protracted litigation, and (iii) an increase in bad debt expense due in part to the difficult economy, partially offset by reduced labor and operating costs related to the Company’s re-sizing initiatives implemented during fiscal 2009.

The Company expects that its general and administrative expenses for the remainder of fiscal 2010 will decrease slightly, as a percentage of net revenues, in comparison to the prior year.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
			(In thousands)

Depreciation and amortization	$5,482	$5,559	(1.4%)	$15,771	$15,728	0.3%
Percentage of net revenues	3.5%	3.6%		3.1%	2.9%

Depreciation and amortization expense decreased by 1.4% during the three months ended March 28, 2010, in comparison to the prior year, due to a reduction in amortization expense resulting from the write-down of amortizable intangible assets in the third and fourth quarters of fiscal 2009, as a result of the Company’s goodwill and intangible asset impairment charges.  Depreciation and amortization expense during the nine months ended March 28, 2010 was consistent with the prior year as increased depreciation expense associated with recent capital additions for technology improvements, including the Company’s newly launched co-branded 1-800-Baskets website and back-end platforms, was offset by reduced amortization associated with amortizable intangible assets that were written down in the prior year.

The Company believes that continued investment in its infrastructure, primarily in the areas of technology and development, including the improvement of the technology platforms, are critical to attaining its strategic objectives.  Although the Company is committed to reducing its capital expenditures, certain key strategic technology initiatives are being implemented during fiscal 2010 and, therefore, the Company expects that depreciation and amortization for the remainder of fiscal 2010 will increase slightly, as a percentage of net revenues, in comparison to prior year.

Other Income (Expense)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)

Interest income	$75	$56	$100	$218
Interest expense	(1,212)	(1,102)	(4,744)	(4,768)
Other	18	47	34	65
	$(1,119)	$(1,000)	$(4,610)	$(4,485)

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, partially offset by income earned on the Company’s available cash balances.

Interest expense was relatively consistent during the three and nine months ended March 28, 2010 compared to the prior year periods, as the impact on interest expense resulting from scheduled paydowns and prepayments (see below) of amounts outstanding under the Company’s term loans, as well as reduced working capital borrowings, were offset by increases in interest rates, in part due to the interest rate swap that the Company entered into during July 2009, in accordance with its credit facility agreement.

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

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, reducing the Company’s outstanding term loan under the facility to $60 million upon closing.

Outstanding amounts under the 2010 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio. The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million.

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
.
Income Taxes

During the three and nine months ended March 28, 2010 the Company recorded an income tax benefit and expense from continuing operations of $3.5 million and $1.4 million, respectively, compared to income tax benefits of $17.6 million and $10.6 million in the respective prior year periods.

The Company's effective tax rates from continuing operations for the three and nine months ended March 28, 2010 was 36.9% and 54.4%, respectively, compared to 21.5% and 16.6% during the comparative three and nine months ended March 29, 2009, reflecting the impact of the non-deductible portions of the goodwill and other intangible impairment charges of $76.5 million, recorded during the three and nine months ended March 29, 2009. Excluding this charge, the effective rates during the three and nine months ended March 29, 2009 would have been 37.7% and 37.4%, respectively. The effective rates for fiscal 2010 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items.

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

Results for discontinued operations are as follows:

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	% Change	March 28, 2010	March 29, 2009	% Change
	(in thousands)
Discontinued Operations:
Net revenues from discontinued operations	$6,164	$18,492	(66.7%)	$87,852	$118,844	(26.1%)
Gross profit from discontinued operations	2,199	7,865	(72.0%)	40,905	55,070	(25.7%)
Operating expenses of discontinued operations, excluding depreciation and amortization	3,021	10,597	71.5%	36,265	58,645	38.2%
Contribution margin from discontinued operations	(822)	(2,733)	69.9%	4,640	(3,576)	229.8%

The Home & Children’s Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands.  Revenue is derived from the sale of home decor and children’s gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand.

Net revenues from discontinued operations decreased by 66.7% and 26.1% during the three and nine months ended March 28, 2010, respectively, as a result of lower E-commerce sales volume due to the sale of the business on January 25, 2010, and therefore fiscal 2010 results only include sales through the date of disposition, as well as reduced consumer spending, particularly in the home décor product category, and a planned reduction in catalog circulation. Further contributing to the revenue decline were lower retail store sales, compared to the same period of the prior year, due to a store closure and a decline in customer traffic.

Gross profit from discontinued operations decreased by 72.0% and 25.7%, respectively, during the three and nine months ended March 28, 2010 as a result of the aforementioned revenue declines and the sale of the business. Gross margin percentage during the three months ended March 28, 2010 declined 680 basis points, in comparison to the prior year, as a result of product markdowns typical for the month of January, but increased 30 basis points during the nine months ended March 28, 2010 as a result of enhanced product sourcing and shipping initiatives.

Despite the aforementioned decline in revenues, during the three and nine months ended March 28, 2010 contribution margin from discontinued operations improved significantly as compared to the respective prior year periods, driven by significant reduction in operating expenses, primarily related to catalog circulation optimization and other operating cost reduction initiatives implemented during the third quarter of fiscal 2009. Additionally, since the Home & Children’s Gifts business is seasonal in nature and typically operates at a contribution margin loss during the third quarter, the Company incurred losses only for a partial period through the date of sale of January 25, 2010.

As a result of the decline in revenues, offset by reduced operating expenses during the three and nine months ended March 28, 2010, contribution margin from discontinued operations improved $1.9 million, to -$0.8 million and $8.2 million, to $4.6 million, in comparison to the same periods of the prior year.

On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children’s Gifts business to PH International, LLC. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital. Based upon the carrying value of the assets held for sale, the Company recorded a loss of $0.7 million and $4.0 million during the three and nine months ended March 28, 2010, including transaction, severance and transition obligations, which is in addition to the $14.7 million write-down that the Company recorded during the three months ended June 28, 2009.

Liquidity and Capital Resources

At March 28, 2010, the Company had working capital of $39.7 million, including cash and equivalents of $38.0 million, compared to working capital of $43.7 million, including cash and equivalents of $29.6 million, at June 28, 2009.

Net cash provided by operating activities of $26.5 million for the nine months ended March 28, 2010 was primarily related to net income from continuing operations, adjusted for non-cash charges for depreciation and amortization and deferred income taxes, operating activities of discontinued operations, as well as reductions in inventory due to the Company’s efforts to reduce these balances and improve cash flow, offset by seasonal changes in working capital from continuing operations, including increases in accounts receivable and prepaid expenses related to the Easter Holiday.

Net cash used in investing activities of $0.5 million for the nine months ended March 28, 2010 was primarily attributable to capital expenditures, primarily related to the Company's technology infrastructure, offset by proceeds from the sale of the Company’s Home & Children’s Gifts businesses.

Net cash used in financing activities of $17.5 million for the nine months ended March 28, 2010 was primarily for the repayment of bank borrowings and capital lease obligations.  There were no borrowings outstanding under the Company’s revolving credit facility at the end of the fiscal second quarter.

In order to fund the increase in working capital requirements associated with DesignPac, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2008 Credit Facility”). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company’s previous credit facility

On April 14, 2009, the Company entered into an amendment to the 2008 Credit Facility (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility included a prepayment of $20.0 million, reducing the Company’s outstanding term loans under the facility to $92.4 million upon closing.  In addition, the amendment reduced the Company’s revolving credit line from $165.0 million to a seasonally adjusted line ranging from $75.0 to $125.0 million.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, reducing the Company’s outstanding term loan under the facility to $60 million upon closing.

Outstanding amounts under the 2010 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio. The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million.

During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. The borrowings are payable in 36 monthly installments of principal and interest commencing in April 2009.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2010 Credit Facility will be a sufficient source of liquidity. The Company anticipates borrowing against the facility prior to the end of the first fiscal quarter to fund working capital requirements related to pre-holiday manufacturing and inventory purchases. The Company anticipates that such borrowings will peak during its fiscal second quarter before being repaid prior to the end of that quarter. At March 28, 2010, the Company had no amounts outstanding under its revolving credit facility.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of March 28, 2010, $12.5 million remains authorized but unused.

At March 28, 2010, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$74,857	$27,048	$33,872	$13,937	$-
Capital Lease Obligations	4,371	2,183	2,182	6	-
Operating lease obligations	45,821	11,441	19,078	13,873	1,429
Sublease obligations	7,428	2,455	3,406	1,469	98
Marketing agreement	6,132	2,632	3,500	-	-
Purchase commitments (*)	11,675	11,675	-	-	-

Total	$150,284	$57,434	$62,038	$29,285	$1,527

(*) Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business

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

Impairment testing during fiscal 2009 indicated the fair value of our Home & Children’s Gifts and Gourmet Food & Gift Basket reporting units was less than their respective carrying values, and after performing step two, the Company recorded impairment charges in both reporting units. Although our businesses continue to be impacted by the economic downturn, the Company’s market capitalization remains above its book value and evaluations of our reporting units indicated that it was unlikely the fair value of any reporting unit fell below its carrying value.  Accordingly, we have not performed an interim goodwill impairment test subsequent to the fiscal 2009 annual impairment test.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for the Company’s interim reporting beginning June 29, 2009. The Codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any business combinations during the three and nine months ended March 28, 2010, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or :similar words or phrases.  These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

•	the Company’s ability:

o	to achieve revenue and profitability;

o	to leverage its operating platform and reduce operating expenses;

o	to grow its 1-800-Baskets.com business;

o	to manage the increased seasonality of its business;

o	to cost effectively acquire and retain customers;

o	to effectively integrate and grow acquired companies;

o	to reduce working capital requirements and capital expenditures;

o	to compete against existing and new competitors;

o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and

o	to cost efficiently manage inventories;

•	the outcome of contingencies, including legal proceedings in the normal course of business; and

•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company's products.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.  Our Annual Report on Form 10-K filing for the fiscal year ended June 28, 2009 listed various important factors that could cause actual results to differ materially from expected and historic results.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”.   We incorporate that section of that Form 10-K in this filing and investors should refer to it.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of March 28, 2010, the Company’s outstanding debt, including current maturities, approximated $76.0 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.1 million and $0.3 million during the three and nine months ended March 28, 2010, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 28, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2010.

There were no changes in our internal control over financial reporting identified in connection with the Company's evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the three months ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On December 21, 2007, Plaintiff, Thomas Molnar, on behalf of himself and a putative class, filed suit against the Company claiming false advertising, unfair business practices, and unjust enrichment seeking unspecified monetary damages.  The Company has admitted no wrongdoing with respect to this matter, but has chosen to enter into a settlement agreement with the parties to this matter in order to avoid protracted litigation. The presiding trial Judge has given preliminary approval to the settlement, and the Company has sent out the applicable notices to the class members. As a result, the Company accrued for the estimated cost of the settlement of approximately $0.9 million within its general and administrative expenses during the three months ended December 27, 2009.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 28, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2010, which includes the period June 29, 2009 through March 28, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except average price paid per share)

6/29/09 – 7/26/09	0.9	$1.83	0.9	$13,154
7/27/09 – 8/23/09	4.5	$2.62	4.5	$13,142
8/24/09 – 9/27/09	-	$-	-	$13,142
9/28/09 – 10/25/09	48.1	$4.15	48.1	$12,943
10/26/09 – 11/22/09	3.7	$4.82	3.7	$12,925
11/23/09 – 12/27/09	47.0	$2.25	47.0	$12,818
12/28/09 – 01/24/10	34.6	$2.57	34.6	$12,729
01/25/10 – 02/21/10	125.6	$1.95	125.6	$12,484
02/22/10 – 03/28/10	-	$-	-	$12,484

Total	264.4	$2.53	264.4

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of March 28, 2010, $12.5 million remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: May 6, 2010                                                                                   /s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: May 6, 2010                                                                                   /s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer