Form 10-K
period 2010-06-27
1 800 FLOWERS COM INC
filed 2010-09-10
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2010

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Title of each class                                                           Name of each Exchange on which registered
     Class A common stock, par value $0.01 per share                                                                                                The Nasdaq Stock Market, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                 Accelerated filer ☑
Non-accelerated filer   (Do not check if a smaller reporting company) Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 27, 2009, was approximately $58,469,000.  The registrant has no non-voting common stock.

 27,044,358
(Number of shares of class A common stock outstanding as of September 1, 2010)

36,858,465
(Number of shares of class B common stock outstanding as of September 1, 2010)

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.
 FORM 10-K
For the fiscal year ended June 27, 2010
INDEX
Part I.
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business Risk Factors Unresolved Staff Comments Properties Legal Proceedings Removed and Reserved	1 10 17 18 18 18
Part II.
Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A. Item 9B.
Market for Registrant’s Common Equity Related Stockholder
Matters and Issuer Purchases of Equity Securities

Selected Financial Data

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Financial Statements and Supplementary Data

Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

Controls and Procedures

Other Information
		20 22 24 42 42 42 42 45
Part III.
Item 10. Item 11. Item 12. Item 13. Item 14.
Directors, Executive Officers and Corporate Governance

Executive Compensation

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

Certain Relationships and Related Transactions, and Director Independence

Principal Accounting Fees and Services
		45 45 45 45 45
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	46
Signatures

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion.  As always, 100% satisfaction is guaranteed. 1-800-FLOWERS.COM’s Mobile Flower & Gift Center was named winner of the RIS (Retail Info Systems) 2010 Mobile App of the Year Award in the “Best Shopping” category and the Company was recognized by Computerworld magazine as a Premier 100 IT Leader for 2010.  The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); wine gifts from The Winetasting NetworkSM  (www.winetasting.com) and Geerlings&WadeSM  (www.geerwade.com); gift baskets from 1-800-BASKETS.COM® (www.1800baskets.com)  as well as Celebrations® (www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

References in this Annual Report on Form 10-K to “1-800-FLOWERS.COM” and the “Company” refer to 1-800-FLOWERS.COM, Inc. and its subsidiaries. The Company’s principal offices are located at One Old Country Road, Suite 500, Carle Place, NY 11514 and its telephone number at that location is (516) 237-6000.

The Origins of 1-800-FLOWERS.COM

The Company’s operations began in 1976 when James F. McCann, its Chairman and Chief Executive Officer, acquired a single retail florist in New York City, which he subsequently expanded to a 14-store chain.  Thereafter, the Company modified its business strategy to take advantage of the rapid emergence of toll-free calling. The Company acquired the right to use the toll-free telephone number 1-800-FLOWERS, adopted it as its corporate identity and began to aggressively build a national brand around it.  The Company believes it was one of the first companies to embrace this new way of conducting business.

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

To enable the Company to deliver products reliably nationwide on a same-day or next-day basis and to market pre-selected, high-quality floral products, the Company created BloomNet®, a nationwide network including independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

The Company’s online presence has enabled it to expand the number and types of products it can effectively offer to its customers. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use.  The Company has broadened its product offering to include products that a customer could expect to find in a high-end florist shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware and gourmet gift baskets.  The Company has also significantly expanded its presence in the gourmet food and gift baskets category through a combination of organic initiatives and strategic acquisitions beginning with the purchase of GreatFood.com, Inc. in November 1999, followed by the purchase of certain assets of The Popcorn Factory, Inc. in May 2002, the addition of wine gifts through the acquisition of The WineTasting Network in November 2004, the addition of cookies and other bakery gift items through the purchase of Cheryl & Co. in March 2005, premium chocolates and confections with the acquisition of Fannie May Confections Brands, Inc., in May 2006 and, most recently, gourmet gift baskets, food towers and gift sets through the acquisition of DesignPac Gifts LLC in April 2008.  In Novemer 2009, the Company launched its 1-800-Baskets business by leveraging 1-800-Flowers strong brand equity, online traffic and customer database along with the product design, sourcing and confecting capabilities of DesignPac.

The Company’s Strategy

1-800-FLOWERS.COM’s objective is to become the leading authority on thoughtful gifting, to serve an expanding range of our customers’ celebratory needs, thereby helping our customers express themselves and connect with the important people in their lives.  The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service.

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts and gourmet gift baskets. This extension of gift offerings helps our customers in all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company believes its brands are characterized by:

•
Convenience.  All of the Company’s product offerings can be purchased either via the web and wireless devices, or via the Company’s toll-free telephone numbers, 24 hours a day, seven days a week, for those customers who prefer a personal gift advisor to assist them.  The Company offers a variety of delivery options, including same-day or next-day service throughout the world.

•
Quality.  High-quality products are critical to the Company’s continued brand strength and are integral to the brand loyalty that it has built over the years.  The Company offers its customers a 100% satisfaction guarantee on all of its products.

•
Delivery.  The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis.  Key to the Company’s fulfillment capability is an innovative “hybrid” model which combines BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchised stores), with its nine distribution centers located in California, Illinois, New York, Ohio and Florida, and third-party vendors who ship directly to the Company’s customers.  These fulfillment points are connected by the Company’s proprietary “BloomLink®” communication system, a secure internet-based system through which orders and related information are transmitted.

•
Selection.  Over the course of a year, the Company offers more than 2,800 varieties of fresh-cut flowers, floral arrangements and plants, and more than 3,600 SKUs of gifts, gourmet foods and gift baskets, cookies, chocolates and wines.

•
Customer Service.  The Company strives to ensure that customer service, whether online, wireless, via the telephone, or in one of its retail stores is of the highest caliber.  The Company operates a customer service center at the headquarters in New York, and employs a network of home agents to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

As a result of the dramatic decline in the consumer economy, the Company has intensified its focus on the three principals that it believes will enable the Company to drive long-term profitable growth. These are:

•
Know and Take Care of Our Customer – evidenced by the recent number one ranking in customer satisfaction and service that we received from the STELLA Service independent rating agency – by providing the right products and the best services to help them express themselves and connect to the important people in their lives.

•
Maintain and enhance our Financial Strength and Flexibility - by aggressively reducing our operating costs while strengthening our balance sheet and adding flexibility to our capital structure.  During fiscal 2010, we completed the sale of our non-strategic Home and Children’s Gifts business and used the proceeds to further pay down our term debt, strengthening our balance sheet and revising our bank credit facility to provide additional flexibility; and

•
Continue to Innovate and Invest for the Future – in new technology opportunities such as mobile e-commerce, where we were awarded the Retail Info Systems 2010 Mobile App of the Year in the Best Shopping category for the 1-800-Flowers.com website, in the successful launch of our new 1-800-Baskets.com brand in November 2009, and the development of our Fannie May retail store franchising program which is being launched in fiscal 2011.

As part of the Company’s continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the Company intends to expand the breadth of the 1-800-Flowers.com brand.  The Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses.   In keeping with this strategy, in March 2009, the Company purchased selected assets of Geerlings & Wade, Inc., a retailer of wine and related products.  In July 2008, the Company acquired selected assets of Napco Marketing Corp., a wholesale merchandiser and marketer of products designed primarily for the floral industry, that will complement the product line already offered by BloomNet.  In April 2008, the Company acquired DesignPac Gifts, LLC, a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, which in turn facilitated the Company’s ability to launch 1-800-Baskets in November 2009.  In May 2006, the Company acquired Fannie May Confections Brands, Inc., a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May®, Harry London® and Fanny Farmer® brands. In March 2005, the Company acquired Cheryl & Co., a manufacturer and direct marketer of premium cookies and related baked gift items, and, in November 2004, The Winetasting Network, a distributor and direct-to-consumer marketer of wine and the acquisition of Geerlings & Wade, a marketer of wine. These acquisitions have enabled the Company to more fully develop its gourmet food and gift baskets product line, which the Company has identified as having significant revenue and earnings growth potential.

As a complement to the Company’s own brands and product lines, the Company has formed strategic relationships with Lenox®, Waterford®, Crabtree & Evelyn®, Yankee Candle® and Junior’s® Cheescakes. The Company also continues to develop signature products in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs.   During fiscal 2010, the Company terminated its exclusive three year merchandising and marketing relationship with Martha Stewart Living Omnimedia, which included Martha Stewart for 1-800-Flowers.com™, a co-branded line of fresh, seasonal flower arrangements and plants which began in April of fiscal 2008, as a result of lower than anticipated customer demand for the premium priced products, thus ending the program with one year remaining on the original agreement.

Business Categories

The Company has segmented its organization in the following three business categories: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service business.  The Consumer Floral business category includes the operations of the Company’s flagship brand, 1-800-Flowers.com, while the Gourmet Food and Gift Baskets category includes the operations of Fannie May Confections Brands, Cheryl & Co., The Popcorn Factory, The Winetasting Network,  Geerlings & Wade and DesignPac and 1-800-Baskets. The BloomNet Wire Service includes the operations of BloomNet, BloomNet Technologies, and Napco.  (Refer to Note 15, Business Segments included within Part II, Item 8: Financial Statements and Supplementary Data.)

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

The Company’s Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral arrangements and plants, gifts, popcorn, gourmet foods and gift baskets, cookies, chocolates, candy and wine. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. In addition to selecting its core products, the Company’s merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers.

The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that our customers have embraced and come to expect from us, while we eliminate marginal performers from our product offerings.

In each of the last three fiscal years, virtually all of the Company’s revenues have been derived from domestic sources. The Company’s product selection consists of:

Flowers & Plants.  The Company offers fresh-cut flowers and floral arrangements for all occasions and holidays, available for same-day delivery.  The Company provides its customers with a choice of florist designed products, flowers delivered through its Fresh From Our Growers® program, and unique floral creations from our floral artisans.  The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items from Cheryl & Co., which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from.  The Popcorn Factory brand pops premium popcorn and specialty snack products, while Fannie May Confections Brands manufactures premium chocolate and candy under the Fannie May, Harry London and various private label brand names. During the second quarter of fiscal 2010, the Company launched a new co-branded website which featured the 1-800-BASKETS.COM® brand, a collection of gourmet gift baskets confected by DesignPac.  Additionally, through The Winetasting Network, the Company offers its customers an array of different wines from around the world. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of our individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

BloomNet Products and Services

The Company’s BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) communication services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink®, the Company’s proprietary electronic communication system, (iv) other services including web hosting and point of sale, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

Marketing and Promotion

The Company’s marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company’s goal is to make its brands synonymous with thoughtful gifting.  To do this, the Company intends to invest in its brands and acquisition of new customers through the use of selective on and off-line media, direct marketing, public relations and strategic internet relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base.

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities.  For example, the Company was featured in an episode of Undercover Boss, providing a great opportunity for all of our brands to receive broad national exposure in front of an estimated 15 million viewers.

Enhance its Customer Relationships.  The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts.  We plan to encourage more frequent and extensive use of our branded web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases, including the successful introduction of “Cupcake in Bloom™”, a non-edible cupcake-shaped arrangement of fresh carnations through the 1-800-Flowers Brand, modeled after our delicious signature buttercream cupcakes offered by Cheryl & Co.  As of June 27, 2010, the Company’s total database of unique customers numbered approximately 32.0 million (11.3 million of which have transacted business with the Company within the past 36 months).

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Strategic Online Relationships.  The Company promotes its products through strategic relationships with leading internet portals, search engines and online networks.  The Company’s online relationships include, among others, AOL, Yahoo!, Microsoft, and Google.

Affiliate and Co-Marketing Promotions.  In addition to securing alliances with frequently visited web sites, the Company developed an affiliate network that includes thousands of web sites operated by third parties. Affiliate participation may be terminated by them or by the Company at any time.  These web sites earn commissions on purchases made by customers referred from their sites to the Company’s web site. In order to expand the reach of its marketing programs and stretch its marketing dollars, the Company has established a number of co-marketing relationships and promotions to advertise its products.

E-mails. The Company is able to capitalize on its customer database of approximately 32.0 million unique customers (11.3 million of which have transacted business with the Company within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

Direct Mail and Catalogs.  The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products.  In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company’s web sites. For the year ended June 27, 2010, the Company mailed in excess of 24 million branded catalogs (excluding catalogs from the Home & Children’s Gifts brands).

Off-line Media.  The Company utilizes off-line media, including television, radio and print to market its brands and products.  Off-line media allows the Company to reach a large number of customers and to target particular market segments.

The Company’s Web Sites

The Company offers floral, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its co-branded 1-800-FLOWERS.COM (www.1800flowers.com) and 1-800-BASKETS.COM (www.1800baskets.com) web site.  Customers can come to the web site directly or be linked by one of the Company’s portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!,  Microsoft and Google, as well as thousands of online affiliate program members. The Company also offers premium chocolates and confections from Fannie May Confections Brands, (www.fanniemay.com and www.harrylondon.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl’s (www.cheryls.com), and wine gifts from The Winetasting Network (www.ambrosiawine.com, www.winetasting.com and www.geerwade.com) web sites.  More than 70% of online revenues are derived from traffic coming directly to one of the Company’s Universal Resource Locators (“URL’s”).

The Company’s web sites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience.  The Company’s web sites offer customers detailed product information, complete with photographs, personalized shopping services, including search and order tracking, contests, sweepstakes, gift-giving suggestions and reminder programs, party tips and planning, and information about special events and offers. The Company has designed its web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. The Company’s web sites include the following key features in addition to the variety of delivery and shipping options (same day/next day) and 24 hour/7 day customer service that are available to all its customers.

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings.  The Company’s online and telephonic orders are fed directly from the Company’s secure web sites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information.  The system then routes the order to the appropriate Company warehouse, or for florist fulfilled or drop-shipped items, selects a vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink®, the Company’s proprietary communication system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

The Company’s technology infrastructure, primarily consisting of the Company’s web sites, transaction processing, manufacturing and warehouse management, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility.  To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical.

Fulfillment and Manufacturing Operations

The Company’s customers primarily place their orders either online or over the telephone. The Company’s development of a hybrid fulfillment system which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchise stores), with the Company-owned distribution centers and brand-name vendors who ship directly to the Company’s customers.  While providing a significant competitive advantage in terms of delivery options, the Company’s fulfillment system also has the added benefit of reducing the Company’s capital investments in inventory and infrastructure. All of the Company’s products are backed by a 100% satisfaction guarantee, and the Company’s business is not dependent on any single third-party supplier.

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members and third party gift vendors, the Company developed BloomLink®, a proprietary and secure internet-based communications system which is available to all BloomNet members and third-party gift vendors. The Company also has the ability to arrange for international delivery of floral products through independent wire services and direct relationships.

Fulfillment and manufacturing of products is as follows:

Flowers and Plants.  A majority of the Company’s floral orders are fulfilled by one of the Company’s BloomNet members, allowing the Company to deliver its floral products on a same-day or next-day basis to ensure freshness and to meet its customers’ need for immediate gifting.  In addition, the Company is better positioned to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects retail florists for BloomNet based upon the florist's design staff, facilities, quality of floral processing, and delivery capabilities and allocates orders to members within a geographical area based on historical performance of the florist in fulfilling orders, and the number of BloomNet florists currently serving the area. The Company regularly monitors BloomNet florists’ performance and adherence to the Company’s quality standards to ensure proper fulfillment.

The Company’s relationships with its BloomNet members are non-exclusive.  Many florists, including many BloomNet florists, also are members of other floral fulfillment organizations.  The BloomNet agreements generally are cancelable by either party with ten days notification and do not guarantee any orders, dollar amounts or exclusive territories from the Company to the florist.   In certain instances, the Company is required to fulfill orders through non-BloomNet members, and transmits these orders to the fulfilling florist using the communication system of an independent wire service or via telephone.

In addition to its florist designed product, the Company offers its customers an alternative to florist designed products through its Fresh From Our Growers® program, and by providing for a full array of products from bouquets to unique floral arrangements designed by our floral artisans.

As of June 27, 2010, the Company operates 2 floral retail stores located in New York and 1 fulfillment center.  In addition, the Company has 95 franchised stores, located within the United States.  Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

Gourmet Foods and Gift Baskets.  In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations. The Company’s premium chocolates are manufactured and distributed from its 200,000 square foot production facility in Akron, Ohio, and the Company’s cookie and baked gifts are fulfilled from its 176,000 square foot baking and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company’s 154,000 square foot manufacturing and distribution center located in Lake Forest, Illinois.  The Company’s wine gift and fulfillment services are provided through the Company’s 68,000 square foot fulfillment center in Napa, California and 42,000 square foot fulfillment center in Albany, New York.  Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac Gifts LLC, through its 249,000 square foot distribution center located in Melrose Park, IL. As of June 27, 2010, the Company operates 81 Fannie May/Harry London and 10 Cheryl’s retail stores.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. In addition, as the result of a number of major floral gifting occasions, including Mother's Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal fourth quarter. Finally, results during the Company’s fiscal first quarter are negatively impacted by the lack of major gift-giving holidays, and the disproportionate amount of overhead incurred during this slow period.

Accordingly, a disproportionate amount of operating cash flows are generated in the Company’s fiscal second and fourth quarters. In preparation for the Company’s second quarter holiday season, the Company significantly increases its inventories, and therefore, corresponding cash requirements, which traditionally have been financed by cash flows from operations and bank lines of credit, are highest during the latter part of the Company’s fiscal first quarter, peaking within its second fiscal quarter. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company’s fiscal second quarter.

Competition

The growing popularity and convenience of e-commerce has continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a web site, a toll-free phone number and physical locations.  Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers.  Certain mass merchants have expanded their offerings to include competing products and may continue to do so in the future. These mass merchants, as well as other potential competitors, may be able to:

•	undertake more extensive marketing campaigns for their brands and services;
•	adopt more aggressive pricing policies; and
•	make more attractive offers to potential employees, distributors and retailers.

In addition, the Company faces intense competition in each of its individual product categories.  In the floral industry, there are various providers of floral products, none of which is dominant in the industry. The Company’s competitors include:

•	retail floral shops, some of which maintain toll-free telephone numbers and web sites;
•	online floral retailers;
•	catalog companies that offer floral products;
•	floral telemarketers and wire services; and
•	supermarkets, mass merchants and specialty retailers with floral departments.

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

The Company believes the strength of its brands, product selection, customer relationships, technology infrastructure and fulfillment capabilities position it to compete effectively against its current and potential competitors in each of its product categories.  However, increased competition could result in:

•	price reductions, decreased revenues and lower profit margins;
•	loss of market share; and
•	increased marketing expenditures.

These and other competitive factors may adversely impact the Company’s business and results of operations.

Government Regulation and Legal Uncertainties

The Internet continues to evolve and there are laws and regulations directly applicable to e-commerce. Legislatures are also considering an increasing number of laws and regulations pertaining to the Internet, including laws and regulations addressing:

•	user privacy;
•	pricing;
•	content;
•	connectivity;
•	intellectual property;
•	distribution;
•	taxation;
•	liabilities;
•	antitrust; and
•	characteristics and quality of products and services.

Further, the growth and development of the market for online services may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services. This could decrease the demand for the Company’s services and increase its cost of doing business. Moreover, the applicability to the Internet of existing laws regarding issues like property ownership, taxes, libel and personal privacy is uncertain. Any new legislation or regulation that has an adverse impact on the Internet or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company’s business, financial condition and results of operations.

States or foreign countries might attempt to regulate the Company’s business or levy additional sales or other taxes relating to its activities.  Because the Company’s products and services are available over the Internet anywhere in the world, multiple jurisdictions may claim that the Company is required to do business as a foreign corporation in one or more of those jurisdictions.  Failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject it to taxes and penalties. States or foreign governments may charge the Company with violations of local laws.

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFood.com”, “The Popcorn Factory”, “TheGift.com”, “Winetasting Network”, “Geerlings & Wade”, “Cheryl’s”, “Celebrations”, “DesignPac”, “Napco”, “Fannie May” and “Harry London”.  The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfood.com, www.thepopcornfactory.com, www.ambrosiawine.com, www.winetasting.com, www.cheryls.com, www.fanniemay.com, www.harrylondon.com, www.geerwade.com, www.celebrations.com, www.designpac.com, www.mybloomnet.net, and www.napcoimports.com.  In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

The Company relies on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with its employees, customers, vendors and others to protect its proprietary rights. Despite the Company’s precautions, it may be possible for competitors to obtain and/or use the Company’s proprietary information without authorization or to develop technologies similar to the Company’s and independently create a similarly functioning infrastructure.  Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving.  The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  The Company’s means of protecting its proprietary rights in the United States or abroad may not be adequate.

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

Third parties have in the past infringed or misappropriated the Company’s intellectual property or similar proprietary rights.  The Company believes infringements and misappropriations will continue to occur in the future.  The Company intends to police against infringement and misappropriation. However, the Company cannot guarantee it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers and domain names.

In addition, third parties may assert infringement claims against the Company.  The Company cannot be certain that its technologies or its products and services do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties.  The Company may be subject to legal proceedings and claims from time to time relating to its intellectual property and the intellectual property of others in the ordinary course of its business.  Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the Company’s business.

Employees

As of June 27, 2010, the Company had a total of approximately 2,200 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

Item 1A. Risk Factors

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Our disclosures and analysis in this Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other statements we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan, “believe” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; the effectiveness of our marketing programs; the performance of our existing products and services; our ability to attract and retain customers and expand our customer base; our ability to enter into or renew online marketing agreements; our ability to respond to competitive pressures; expenses, including shipping costs and the costs of marketing our current and future products and services; the outcome of contingencies, including legal proceedings in the normal course of business; and our ability to integrate acquisitions.

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

The financial and credit markets have been and continue to experience unprecedented disruption, which may  have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations.  Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During the past few years, the volatility and disruption in the financial markets have reached unprecedented levels.  This financial crisis has impacted and may continue to impact our business in a number of ways.  Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services.  During both fiscal 2010 and fiscal 2009, declines in consumer spending have reduced, and may continue to reduce our revenues, gross margins and earnings. We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2011.

The Company’s operating results may fluctuate, and this fluctuation could cause financial results to be below expectations.  The Company’s operating results may fluctuate from period to period for a number of reasons. In budgeting the Company’s operating expenses for the foreseeable future, the Company makes assumptions regarding revenue trends; however, some of the Company’s operating expenses are fixed in the short term. Sales of the Company’s products are seasonal, concentrated in the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays, and the second calendar quarter, due to Mother's Day and Administrative Professionals’ Week.  In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels.  If revenues during these periods do not meet the Company’s expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

The Company’s quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results.  The Company’s future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

•	seasonality;
•	the retail economy;
•	the timing and effectiveness of marketing programs;
•	the timing of the introduction of new products and services;
•	the Company’s ability to find and maintain reliable sources for certain of its products;
•	the timing and effectiveness of capital expenditures;
•	the Company’s ability to enter into or renew online marketing agreements; and
•	competition.

The Company may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer. The Company’s operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company’s future performance.  It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of the Company’s Class A common stock to fall.

Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions.  If general economic conditions continue to deteriorate and the Company’s customers have less disposable income, consumers may spend less on its products and its quarterly operating results may suffer.

During peak periods, the Company utilizes temporary employees and outsourced staff, who may not be as well-trained or committed to its customers as its permanent employees, and if they fail to provide the Company’s customers with high quality customer service the customers may not return, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.  The Company depends on its customer service department to respond to its customers should they have questions or problems with their orders. During peak periods, the Company relies on its permanent employees, as well as temporary employees and outsourced staff to respond to customer inquiries. These temporary employees and outsourced staff may not have the same level of commitment to the Company’s customers or be as well trained as its permanent employees. If the Company’s customers are dissatisfied with the quality of the customer service they receive, they may not shop with the Company again, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

If the Company’s customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease.  The Company’s business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in its expanded product lines including plants, gift baskets, popcorn, gourmet food and wine and unique or specialty gifts, it expects to continue to incur significant costs in marketing these products.  If the Company’s customers do not continue to find its product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

If the Company fails to develop and maintain its brands, it may not increase or maintain its customer base or its revenues.  The Company must continue to develop and maintain the 1-800-FLOWERS.COM brands to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future.  The Company believes that the importance of brand recognition will increase as it expands its product offerings.  Many of the Company’s customers may not be aware of the Company’s non-floral products. If the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers leading to a reduction of revenues.

The Company’s success in promoting and enhancing the 1-800-FLOWERS.COM brands will also depend on its success in providing its customers high-quality products and a high level of customer service. If the Company’s customers do not perceive its products and services to be of high quality, the value of the 1-800-FLOWERS.COM brands would be diminished and the Company may lose customers and its revenues may decline.

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company’s business. Although the Company expects a significant portion of its online customers will continue to come directly to its website, it will also rely on third party web sites, search engines and affililates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat.  There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company’s online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company’s customers' satisfaction, customers may not shop with the Company again. In many cases, floral orders placed by the Company’s customers are fulfilled by local independent florists, a majority of which are members of BloomNet.  The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company’s services when placing future orders and its revenues may decrease.

If a florist discontinues its relationship with the Company, the Company’s customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company’s arrangements with local florists for order fulfillment may be terminated by either party with 10 days notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same geographic area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

If a significant number of customers are not satisfied with their purchase, the Company will be required to incur substantial costs to issue refunds, credits or replacement products. The Company offers its customers a 100% satisfaction guarantee on its products. If customers are not satisfied with the products they receive, the Company will either replace the product for the customer or issue the customer a refund or credit. The Company’s net income would decrease if a significant number of customers request replacement products, refunds or credits and the Company is unable to pass such costs onto the supplier.

Increased shipping costs and labor stoppages may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers located in California, Illinois, New York, Ohio and Florida.  The Company has established relationships with Federal Express, UPS and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company’s goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

If the Company fails to continuously improve its web site, it may not attract or retain customers.  If potential or existing customers do not find the Company’s web site a convenient place to shop, the Company may not attract or retain customers and its sales may suffer. To encourage the use of the Company’s web site, it must continuously improve its accessibility, content and ease of use. Customer traffic and the Company’s business would be adversely affected if competitors' web sites are perceived as easier to use or better able to satisfy customer needs.

Competition in the floral, plant, gift basket, gourmet food and wine, and specialty gift industries is intense and a failure to respond to competitive pressure could result in lost revenues.  There are many companies that offer products in these categories. In the floral category, the Company’s competitors include:

•	retail floral shops, some of which maintain toll-free telephone numbers, and web sites;
•	online floral retailers;
•	catalog companies that offer floral products;
•	floral telemarketers and wire services; and
•	supermarkets, mass merchants and specialty gift retailers with floral departments.

Similarly, the plant, gift basket, gourmet food, cookie, candy, wine, and specialty gift categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

Competition is intense and the Company expects it to increase. Increased competition could result in:

•	price reductions, decreased revenue and lower profit margins;
•	loss of market share; and
•	increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company’s results of operations.

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

If the supply of flowers for sale becomes limited, the price of flowers could rise or flowers may be unavailable and the Company’s revenues and gross margins could decline.  A variety of factors affect the supply of flowers in the United States and the price of the Company’s floral products. If the supply of flowers available for sale is limited due to weather conditions, farm closures, economic conditions, or other factors, prices for flowers could rise and customer demand for the Company’s floral products may be reduced, causing revenues and gross margins to decline.  Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand.  Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and the Company expects that this will continue in the future.  The availability and price of flowers could be affected by a number of factors affecting these regions, including:

•	import duties and quotas;
•	agricultural limitations and restrictions to manage pests and disease;
•	changes in trading status;
•	economic uncertainties and currency fluctuations;
•	severe weather;
•	work stoppages;
•	foreign government regulations and political unrest; and
•	trade restrictions, including United States retaliation against foreign trade practices.

The Company’s franchisees may damage its brands or increase its costs by failing to comply with its franchise agreements or its operating standards. The Company’s franchise business is governed by its Uniform Franchise Disclosure Document, franchise agreements and applicable franchise law. If the Company’s franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brands may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on certain leases, which the franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid default under the primary lease. Furthermore, as a franchiser, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company’s obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

If third parties acquire rights to use similar domain names or phone numbers or if the Company loses the right to use its phone numbers, its brands may be damaged and it may lose sales.  The Company’s Internet domain names are an important aspect of its brand recognition.  The Company cannot practically acquire rights to all domain names similar to www.1800flowers.com, or its other brands, whether under existing top level domains or those issued in the future.  If third parties obtain rights to similar domain names, these third parties may confuse the Company’s customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales and could damage its brands.

Likewise, the phone number that spells 1-800-FLOWERS is important to the Company’s brand and its business. While the Company has obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common toll-free "FLOWERS" misdials, it may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells "FLOWERS" with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse the Company’s customers and cause lost sales and potential damage to its brands.  In addition, under applicable FCC rules, ownership rights to phone numbers cannot be acquired. Accordingly, the FCC may rescind the Company’s right to use any of its phone numbers, including 1-800-FLOWERS  (1-800-356-9377).

A lack of security over the Internet may cause Internet usage to decline and cause the Company to expend capital and resources to protect against security breaches.  A significant barrier to electronic commerce over the Internet has been the need for secure transmission of confidential information and transaction information.  Internet usage could decline if any well-publicized compromise of security occurred. Additionally, computer “viruses” may cause the Company’s systems to incur delays or experience other service interruptions.  Such interruptions may materially impact the Company’s ability to operate its business.  If a computer virus affecting the Internet in general is highly publicized or particularly damaging, the Company’s customers may not use the Internet or may be prevented from using the Internet, which would have an adverse effect on its revenues.  As a result, the Company may be required to expend capital and resources to protect against or to alleviate these problems.

The Company’s business could be injured by significant credit card, debit card and gift card fraud.  Customers typically pay for their on-line or telephone orders with debit or credit cards as well as a portion of their orders using gift cards.  The Company’s revenues and gross margins could decrease if it experienced significant credit card, debit card and gift card fraud. Failure to adequately detect and avoid fraudulent credit card, debit card and gift card transactions could cause the Company to lose its ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, widespread credit card, debit card and gift card fraud may lessen the Company’s customers’ willingness to purchase products through the Company’s web sites or toll-free telephone numbers.  For this reason, such failure could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company’s brand.  In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its web site and in its toll-free customer service centers.  The Company’s operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events.  The Company’s systems have in the past, and may in the future, experience:

•	system interruptions;
•	long response times; and
•	degradation in service.

The Company’s business depends on customers making purchases on its systems.  Its revenues may decrease and its reputation could be harmed if it experiences frequent or long system delays or interruptions or if a disruption occurs during a peak holiday season.

If the Company’s telecommunications providers do not adequately maintain the Company’s telephone service, the Company may experience system failures and its revenues may decrease.  The Company is dependent on telecommunication providers to provide telephone services to its customer service centers.  Although the Company maintains redundant telecommunications systems, if these providers experience system failures or fail to adequately maintain the Company’s systems, the Company may experience interruptions and its customers might not continue to utilize its services.  If the Company loses its telephone service, it will be unable to generate revenue.  The Company’s future success depends upon these third-party relationships because it does not have the resources to maintain its telephone service without these or other third parties.  Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company’s operations or require it to incur significant unanticipated costs.

Interruptions in Teleflora’s Dove System or a reduction in the Company’s access to this system may disrupt order fulfillment and create customer dissatisfaction.  A minimal portion of the Company’s customers' orders are communicated to the fulfilling florist through a third party system.  This system is an order processing and messaging network used to facilitate the transmission of floral orders between florists.  If this system experiences interruptions in the future, the Company could experience difficulties in fulfilling some of its customers' orders and those customers might not continue to shop with the Company.

The Company's operating results may suffer due to economic, political and social unrest or disturbances.  Like other American businesses, the Company is unable to predict what long-term effect acts of terrorism, war, or similar unforeseen events may have on its business.  The Company’s results of operations and financial condition could be adversely impacted if such events cause an economic slowdown in the United States, or other negative effects that cannot now be anticipated.

If the Company is unable to hire and retain key personnel, its business may suffer.  The Company’s success is dependent on its ability to hire, retain and motivate highly qualified personnel.  In particular, the Company’s success depends on the continued efforts of its Chairman and Chief Executive Officer, James F. McCann, and its President, Christopher G. McCann, as well as its senior management team which help manage its business.  The loss of the services of any of the Company’s executive management or key personnel or its inability to attract qualified additional personnel could cause its business to suffer and force it to expend time and resources in locating and training additional personnel.

Many governmental regulations may impact the Internet, which could affect the Company’s ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet or the Company’s web site.  The Company expects there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world.  These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet.  Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing.  This could decrease the demand for the Company’s products, increase its costs or otherwise adversely affect its business.

Regulations imposed by the Federal Trade Commission may adversely affect the growth of the Company’s Internet business or its marketing efforts.  The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors.  These regulations may include requirements that the Company establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by the Company.  These regulations may also include enforcement and redress provisions.  Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet.  One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above.  The Company may become a party to a similar investigation, or the Federal Trade Commission's regulatory and enforcement efforts, or those of other governmental bodies, may adversely affect its ability to collect demographic and personal information from users, which could adversely affect its marketing efforts.

Unauthorized use of the Company’s intellectual property by third parties may damage its brands.  Unauthorized use of the Company’s intellectual property by third parties may damage its brands and its reputation and may likely result in a loss of customers.  It may be possible for third parties to obtain and use the Company’s intellectual property without authorization.  Third parties have in the past infringed or misappropriated the Company’s intellectual property or similar proprietary rights.  The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving.  The Company has been unable to register certain of its intellectual property in some foreign countries and furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

Defending against intellectual property infringement claims could be expensive and, if the Company is not successful, could disrupt its ability to conduct business.  The Company has been unable to register certain of its intellectual properties in some foreign countries, including, “1-800-Flowers.com”, “1-800-Flowers” and “800-Flowers”. The Company cannot be certain that the products it sells, or services it offers, do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties.  The Company may be a party to legal proceedings and claims relating to the intellectual property of others from time to time in the ordinary course of its business.  The Company may incur substantial expense in defending against these third-party infringement claims, regardless of their merit.  Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt its ability to conduct business.

The Company may lose sales or incur significant expenses should states be successful in imposing broader guidelines to state sales and use taxes.  In addition to the Company’s retail store operations, the Company collects sales or other similar taxes in states where the Company’s ecommerce channel has applicable nexus. Our customer service and fulfillment networks, and any further expansion of those networks, along with other aspects of our evolving business, may result in additional sales and use tax obligations. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering and/or implementing various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect additional sales and use taxes. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food and alcoholic beverage products may expose it to product liability claims in the event that the use or consumption of these products results in personal injury or property damage. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense.  Product liability claims often create negative publicity, which could materially damage the Company’s reputation and its brands.  Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

The wine industry is subject to governmental regulation. The alcoholic beverage industry is subject to extensive specialized regulation under state and federal laws and regulations, including the following matters: licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable laws and regulations, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company’s business and its results of operations.

In addition, the alcoholic beverage industry is subject to potential legislation and regulation on a continuous basis including in such areas as direct and Internet sales of alcohol. Certain states still prohibit the sale of alcohol into their jurisdictions from out of state wineries and/or retailers.  There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company’s business and its results of operations. While, to date, the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company’s business and its results of operations. The Company’s growth strategy for its wine business includes expansion into additional states; however, there can be no assurance that the Company will be successful in obtaining the required permits or licenses in any additional states.  From time to time, the Company may introduce new marketing initiatives, which may be expected to undergo regulatory scrutiny. There can be no assurance that such initiatives will not be stymied by regulatory criticism.

The Company is dependent on common carriers to deliver its wine shipments.  The company uses UPS and FedEx to deliver its wine shipments. If UPS or FedEx were to terminate delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company’s business and its results of operations. If any state prohibits or limits intrastate shipping of alcoholic beverages by third party couriers, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company’s business and its results of operations.

There are various health issues regarding wine consumption. Since 1989, federal law has required health-warning labels on all alcoholic beverages. Although an increasing number of research studies suggest that health benefits may result from the moderate consumption of wine, these suggestions have been widely challenged and a number of groups advocate increased governmental action to restrict consumption of alcoholic beverages. Restrictions on the sale and consumption of wine or increases in the taxes imposed on wine in response to concerns regarding health issues may have a material adverse effect on the Company’s business and operating results. There can be no assurance that there will not be legal or regulatory challenges to the industry as a whole, and any such legal or regulatory challenge may have a material adverse effect on the Company’s business and results of operations.

The price at which the Company’s Class A common stock will trade may be highly volatile and may fluctuate substantially. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities, particularly securities of companies with Internet operations. As a result, investors may experience a material decline in the market price of the Company’s Class A common stock, regardless of the Company’s operating performance.  In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future.  Litigation of this type is often expensive and diverts management's attention and resources and could have a material adverse effect on the Company’s business and its results of operations.

Additional Information

The Company’s internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowers.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. (The information posted on the Company’s website is not incorporated into this Annual Report of Form 10-K.)

A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, NY 11514. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 27, 2010 that remain unresolved.

Item 2.                      PROPERTIES

Location	Type	Principal Use	Square Footage	Ownership

Burbank, CA	Office	Administrative	2,500	leased

Napa, CA	Office and warehouse	Distribution, administrative and customer service	68,000	leased

Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	leased

Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased

Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	249,000	leased

Reno, NV	Warehouse	Distribution	35,000	leased

Albany, NY	Warehouse	Distribution	42,000	leased

Carle Place, NY	Office	Headquarters and customer service	92,000	leased

Bethpage, NY	Warehouse	Distribution	44,000	leased

Akron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	200,000	leased

Maple Heights, OH	Warehouse	Distribution	165,000	leased

Obetz, OH	Warehouse	Distribution	176,000	leased

Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	150,000	owned

Alamogordo, NM (*)	Office	Customer service	23,000	owned

Ardmore, OK (**)	Office	Customer service	24,000	leased

Chicago, IL (***)	Office	Administrative and customer service	18,000	leased

(*) Facility was closed during August 2009.
(**) Facility was closed during August 2008 and lease term expires November 30, 2010.
(***) Facility was closed during July 2010.

In addition to the above properties, the Company leases approximately 190,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years.  Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved.  The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

Item 4.                      REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 10, 2010:

Name	Age	Position with the Company

James F. McCann…………………………	59	Chairman of the Board and Chief Executive Officer
Christopher G. McCann………………….	49	Director, President, 1-800-Flowers.com, Inc. and President, Floral Group
Stephen J. Bozzo………………………….	55	Senior Vice President and Chief Information Officer
Gerard M. Gallagher…………………........	57	Senior Vice President of Business Affairs, General Counsel, and Corporate Secretary
William E. Shea…………………………….	51	Senior Vice President, Treasurer, and Chief Financial Officer
David Taiclet……………………………….	47	President of Gourmet Foods and Gift Baskets

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

Christopher G. McCann has been the Company's President since September 2000 and prior to that had served as the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. In June 2010, Mr. McCann was also named President of the Floral Group, which consists of the Consumer Floral and BloomNet Wire Service businesses. Mr. McCann is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Chairman of the Board and Chief Executive Officer.

Stephen J. Bozzo has been our Chief Information Officer since May 2007.  Prior to joining the Company, Mr. Bozzo served as Chief Information Officer for the International Division of MetLife Insurance Company since 2001. Mr. Bozzo’s business background includes senior executive positions at Bear Stearns Inc. as Managing Director-Principle, AIG as Senior Vice President, Telecommunications and Technical Services and Chase Manhattan Bank, where he was Senior Vice President, Global Telecommunications.

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

David Taiclet has been our President of Gourmet Foods and Gift Baskets since June 2009.  Prior to June 2009, Mr. Taiclet served as Chief Executive Officer of the Fannie May Confections Brands since April 2006, upon our acquisition of the company.  Prior thereto and commencing in January 1995, Mr. Taiclet was a Co-Founder of a business that ultimately became known as Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products.   From May 1991 to January 1995, Mr. Taiclet served in a variety of management positions with Cargill, Inc, including the Strategy and Business Development Group.  Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products.  Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.”  There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended June 27, 2010 and June 28, 2009.

	High	Low
Year ended June 27, 2010

June 29, 2009 – September 27, 2009	$3.52	$1.73

September 28, 2009 – December 27, 2009	$4.88	$2.05

December 28, 2009 – March 28, 2010	$2.75	$1.78

March 29, 2010 – June 27, 2010	$3.66	$2.17

Year ended June 28, 2009

June 30, 2008 – September 28, 2008	$7.26	$4.77

September 29, 2008 – December 28, 2008	$6.18	$2.50

December 29, 2008 – March 29, 2009	$4.18	$0.85

March 30, 2009 – June 28, 2009	$3.99	$1.80

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

Holders

As of September 1, 2010, there were approximately 287 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners.  As of September 1, 2010, there were approximately 13 stockholders of record of the Company’s Class B common stock.

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

Resales of Securities

36,922,990 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act.  Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act.  As of September 1, 2010, all of such shares of the Company’s common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144.  Sales of a large number of these shares could have an adverse effect on the market price of the Company’s Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of June 27, 2010, $12.3 million remains authorized but unused.

Under this program, as of June 27, 2010, the Company had repurchased 2,401,506 shares of common stock for $14.0 million, of which $0.9 million (342,821 shares), $0.8 million (397,899 shares) and $1.1 million (133,609 shares) were repurchased during the fiscal years ending June 27, 2010, June 28, 2009 and June 29, 2008, respectively.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended June 27, 2010, which includes the period June 29, 2009 through June 27, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except average price paid per share)

6/29/09 – 7/26/09	0.9	$1.83	0.9	$13,154
7/27/09 – 8/23/09	4.5	$2.62	4.5	$13,142
8/24/09 – 9/27/09	-	$-	-	$13,142
9/28/09 – 10/25/09	48.1	$4.15	48.1	$12,943
10/26/09 – 11/22/09	3.7	$4.82	3.7	$12,925
11/23/09 – 12/27/09	47.0	$2.25	47.0	$12,818
12/28/09 – 01/24/10	34.6	$2.57	34.6	$12,729
01/25/10 – 02/21/10	125.6	$1.95	125.6	$12,484
02/22/10 – 03/28/10	-	$-	-	$12,484
03/29/09 – 04/25/10	-	$-	-	$12,484
04/26/10 – 05/23/10	78.4	$2.63	78.4	$12,278
05/24/10 – 06/27/10	-	$-	-	$12,278
Total	342.8	$2.54	342.8

Item 6.   SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended June 27, 2010, June 28, 2009 and  June 29, 2008 and the consolidated balance sheet data as of June 27, 2010 and June 28, 2009, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended July 1, 2007 and July 2, 2006, and the selected consolidated balance sheet data as of June 28, 2008, July 1, 2007 and July 2, 2006, are derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of operations and balance sheet data. The Company acquired selected assets of Geerlings & Wade, Inc. in March 2009 and Napco Marketing Corp. in July 2008, DesignPac Gifts, LLC in April 2008, Fannie May Confections Brands, Inc. in May 2006.  The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition.  During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of these businesses; refer to the Consolidated Financial Statements “Discontinued Operations” for a further discussion.  Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.  This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$469,974	$498,519	$584,174	$576,627	$521,161
Other	197,736	215,431	155,037	149,023	63,661

Total net revenues	667,710	713,950	739,211	725,650	584,822
Cost of revenues	401,908	432,744	426,916	419,083	350,733

Gross profit	265,802	281,206	312,295	306,567	234,089

Operating expenses:
Marketing and sales	172,640	175,839	183,430	180,238	160,932
Technology and development	17,952	21,000	19,611	18,871	17,689
General and administrative	50,450	50,451	52,107	50,236	37,373
Depreciation and amortization	21,378	21,010	17,822	15,353	13,595
Goodwill and intangible impairment	-	85,438	-	-	-
Total operating expenses	262,420	353,738	272,970	264,698	229,589

Operating income (loss)	3,382	(72,532)	39,325	41,869	4,500

Other income (expense), net	(5,752)	(9,295)	(4,170)	(6,133)	(47)

Income (loss) from continuing operations before income taxes	(2,370)	(81,827)	35,155	35,736	4,453
Income tax expense (benefit)	(282)	(15,326)	13,126	14,755	2,382
Income (loss) from continuing operations	(2,088)	(66,501)	22,029	20,981	2,071

Income (loss) from discontinued operations, before income taxes	(1,723)	(39,754)	(1,785)	(6,727)	1,915
Income tax expense (benefit)	410	(7,838)	(810)	(2,864)	799
Loss from discontinued operations	(2,133)	(31,916)	(975)	(3,863)	1,116

Net income (loss)	$(4,221)	$(98,417)	$21,054	$17,118	$3,187

Net income (loss) per common share (basic):
From continuing operations	$(0.03)	$(1.05)	$0.35	$0.33	$0.03
From discontinued operations	(0.03)	(0.50)	(0.02)	(0.06)	0.02
Net income (loss) per common share (basic)	$(0.07)	$(1.55)	$0.33	$0.27	$0.05

Net income (loss) per common share (diluted):
From continuing operations	$(0.03)	$(1.05)	$0.34	$0.32	$0.03
From discontinued operations	(0.03)	(0.50)	(0.01)	(0.06)	0.02
Net income (loss) per common share	$(0.07)	$(1.55)	$0.32	$0.26	$0.05

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	63,635	63,565	63,074	63,786	65,100
Diluted	63,635	63,565	65,458	65,526	66,429

			As of
	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006
			(in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents and short-term investments	$27,843	$29,562	$12,124	$16,087	$24,599
Working capital	22,963	43,679	33,416	51,419	44,250
Total assets	256,086	286,127	371,338	352,507	346,634
Long-term liabilities	48,745	73,945	63,739	78,911	79,221
Total stockholders' equity	132,626	133,783	231,465	201,031	193,183

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information” and under Item 1A — “Risk Factors.”

Description of Business

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion.  As always, 100% satisfaction is guaranteed. 1-800-FLOWERS.COM’s Mobile Flower & Gift Center was named winner of the RIS (Retail Info Systems) 2010 Mobile App of the Year Award in the “Best Shopping” category. The Company was also recognized by Computerworld magazine as a Premier 100 IT Leader for 2010.  The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); wine gifts from The Winetasting NetworkSM  (www.winetasting.com) and Geerlings&WadeSM  (www.geerwade.com); gift baskets from 1-800-BASKETS.COM® (www.1800baskets.com)  as well as Celebrations® (www.celebrations.com), a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. The demand for the Company’s products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit.  During the recent economic downturn, the demand for our products has been adversely affected by the reduction in consumer spending, and the Company’s results reflect the impact of the global economic downturn.

While managing the business in what continues to be a challenging economic landscape, the Company remains focused on the three principles that it believes will enable it to achieve long-term, profitable growth. These are:

•	Know and Take Care of Our Customer – evidenced by the recent number one ranking in customer satisfaction and service that we received from the STELLA Service independent rating agency.

•
Maintain and Enhance our Financial Strength and Flexibility – where we completed the sale of our non-strategic Home and Children’s Gifts business using the proceeds to further pay down our term debt, strengthening our balance sheet and revising our bank credit facility to provide additional flexibility, and

•	Continue to Innovate and Invest for the Future –

•	in new technology opportunities such as mobile e-commerce where we were awarded the Retail Info Systems 2010 Mobile App of the Year in the Best Shopping category for 1-800-FLOWERS.COM mobile site,

•	in the successful launch of our new 1-800-Baskets.com brand in November, and

•	the development of our Fannie May retail store franchising program which is being launched in the current fiscal 2011 first quarter.

During fiscal 2011, we plan to further invest in these initiatives in combination with additional efforts underway to broaden our product offerings and expand the business channels in which we operate. We believe the steps we are taking now will provide additional leverage to drive improved top and bottom line performance as the economy improves and thereby enable us to emerge from the current challenging economy with an even stronger position as the world’s leading florist and gift shop.

Reflecting the continued uncertainty in the consumer economy, the Company is modifying how it provides forward guidance compared with past practices. This includes the elimination of specific guidance for revenues, EPS, EBITDA and free cash flow. In terms of its outlook for fiscal 2011, the Company does not anticipate significant improvements in consumer demand for discretionary purchases and therefore expects continued challenges to top line growth.

The following tables set forth some of the Company’s key financial information:

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin or category “Adjusted EBITDA” (earnings before interest (including write-off of deferred financing costs), taxes, depreciation and amortization, goodwill and intangible impairment and severance and other restructuring costs) from each of the Company’s business categories. (As noted previously, the Company’s Home & Children’s Gifts segment has been classified as discontinued operations and therefore excluded from category information below).

	Years Ended
Net Revenues from Continuing Operations:	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
			(in thousands)

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$366,516	(7.2%)	$394,782	(15.0%)	$464,298
BloomNet Wire Service	61,883	(2.6%)	63,515	18.7%	53,488
Gourmet Food & Gift Baskets	239,942	(7.3%)	258,710	15.7%	223,696
Corporate (**)	1,071	(4.3%)	1,119	(54.0%)	2,431
Intercompany eliminations	(1,702)	59.2%	(4,176)	11.2%	(4,702)
Total net revenues from continuing operations	$667,710	(6.5%)	$713,950	(3.4%)	$739,211

	Years Ended
Gross Profit from Continuing Operations:	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
			(in thousands)

Gross profit:

1-800-Flowers.com Consumer Floral (*)	$129,239	(11.4%)	$145,881	(19.4%)	$181,036
	35.3%		37.0%		39.0%

BloomNet Wire Service	34,890	(1.4%)	35,374	17.6%	30,080
	56.4%		55.7%		56.2%

Gourmet Food & Gift Baskets	100,990	0.8%	100,187	(0.7%)	100,936
	42.1%		38.7%		45.1%

Corporate (**)	683	136.3%	289	(70.2%)	970
	63.8%		25.8%		39.9%

Intercompany eliminations	-		(525)		(727)
Total gross profit from continuing operations	$265,802	(5.5%)	$281,206	(10.0%)	$312,295
	39.8%		39.4%		42.2%

	Years Ended
Adjusted EBITDA (***) from Continuing Operations:	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
Category Contribution Margin:			(in thousands)

1-800-Flowers.com Consumer Floral (*)	$22,141	(43.0%)	$38,830	(34.0%)	$58,806
BloomNet Wire Service	19,051	1.5%	18,764	3.7%	18,099
Gourmet Food & Gift Baskets	27,303	11.0%	24,606	(12.1%)	28,002
Category Contribution Margin Subtotal	68,495	(16.7%)	82,200	(21.6%)	104,907
Corporate (**)	(43,735)	9.4%	(48,284)	(1.1%)	(47,760)
Goodwill and intangible impairment	-	-	(85,438)	-	-
EBITDA	24,760	148.1%	(51,522)	(190.2%)	57,147
Goodwill and intangible impairment	-	-	85,438	-	-
Severance and other restructuring costs	-	-	2,543	-	-
Litigation settlement	898	-	-	-	-
Termination of Martha Stewart marketing agreement	1,931	-	-	-	-
Termination of post sale 3rd party marketing agreement	1,039	-	-	-	-
Adjusted EBITDA from continuing operations	$28,628	(21.5%)	$36,459	(36.2%)	$57,147

	Years Ended
Discontinued operations:	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
			(in thousands)

Net revenues from discontinued operations	$87,852	(38.9%)	$143,746	(20.2%)	$180,181
Gross profit from discontinued operations	40,905	(39.3%)	67,439	(17.2%)	81,459
Adjusted EBITDA from discontinued operations	4,640	280.6%	(2,569)	(539.9%)	584

(*) During the second quarter of fiscal 2010 the Company launched the 1-800-Baskets.com brand which is included within the results of the Gourmet Food & Gift Baskets category. Prior period results, which had previously been included within the 1-800-Flowers Consumer Floral category, have been reclassified accordingly.

(**) Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Share-Based Compensation. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

(***) Performance is measured based on category contribution margin or category Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), nor does it include one-time charges. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates. EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Due to the Company’s strategic decision to divest its Home & Children’s Gifts segment and classify it as Discontinued Operations, as well as other one-time charges incurred during fiscal 2010 and 2009 (Goodwill and intangible impairment; Deferred financing cost write-off; Severance and other restructuring costs; Litigation settlement; and Termination of marketing agreements), the following Non-GAAP reconciliation table has been included within MD&A.

Reconciliation of Net Loss from Continuing Operations to Adjusted EBITDA from Continuing Operations:

	Years ended
	June 27, 2010	June 28, 2009	June 29, 2008

Net loss from continuing operations:	$(2,088)	$(66,501)	$22,029
Add:
Interest expense	5,571	6,269	5,039
Other income (expense)	-	95	-
Depreciation and amortization	21,378	21,010	17,822
Deferred financing cost write-off	340	3,245	-
Income tax expense	-	-	13,126
Less:
Interest income	125	314	826
Income tax benefit	282	15,326	-
Other income (expense)	34	-	43
EBITDA	24,760	(51,522)	57,147
Goodwill and intangible impairment	-	85,438	-
Severance and other restructuring costs	-	2,543	-
Litigation settlement	898	-	-
Termination of Martha Stewart marketing agreement	1,931	-	-
Termination of post sale 3rd party marketing agreement	1,039	-	-
Adjusted EBITDA from continuing operations	$28,628	$36,459	$57,147

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30.  Fiscal years 2010, 2009 and 2008 which ended on June 27, 2010, June 28, 2009 and June 29, 2008 respectively, consisted of 52 weeks.

Net Revenues

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008

	(in thousands)
Net revenues:
E-Commerce	$469,974	(5.7%)	$498,519	(14.7%)	$584,174
Other	197,736	(8.2%)	215,431	39.0%	155,037

	$667,710	(6.5%)	$713,950	(3.4%)	$739,211

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal years ended June 27, 2010 and June 28, 2009, revenues declined by 6.5% and 3.4% over the respective prior year periods, resulting from continued weakness in the retail economy.  During fiscal 2010, the 6.5% decrease was primarily attributable to lower wholesale order volumes from DesignPac Gifts, which is included within the Company’s Gourmet Food & Gift Baskets category, combined with lower demand within the 1-800-Flowers Consumer Floral business, and from weakness in wholesale product sales within the BloomNet WireService business. Fiscal 2010 was further impacted by the termination of the Company’s third-party marketing program during the second quarter of fiscal 2010.

During fiscal 2009, the 3.4% decline was primarily attributable to both order count and average order value across all of the Company’s e-commerce brands as consumers “traded down” to lower price point products. The decline was partially offset by revenue growth in the Company’s BloomNet Wire Service category, which increased during the year ended June 28, 2009 by 18.7% over the prior year due to the acquisition of Napco, a wholesaler of floral hardgoods, in July 2008, as well as growth from the Gourmet Food & Gift Baskets category by 15.7%, due to the incremental revenue associated with the acquisition of DesignPac in May 2008 and Geerlings & Wade in March 2009.  Organic revenue, excluding the revenue associated with the acquisitions of DesignPac, Napco, and Geerlings & Wade, declined approximately 13.1% during the fiscal year ended June 28, 2009.

The Company fulfilled approximately 8.4 million, 8.6 million and 9.8 million orders through its e-commerce (combined online and telephonic) sales channel during fiscal 2010, 2009 and 2008, respectively. The Company’s e-commerce sales channel average order value decreased 3.3% to $55.73, during fiscal 2010, and 3.5% to $57.69, during fiscal 2009, as a result of increased promotional pricing and markdowns reflecting the consumers’ preference for lower price-point products, and free shipping offers promoted by the 1-800-Flowers brand during the fiscal 2010 Valentine’s Day Holiday in an effort to increase demand.
.
Other revenues during fiscal 2010 decreased in comparison to the prior year primarily as a result of aforementioned decline in DesignPac’s and Napco’s wholesale orders.  During fiscal 2009 other revenues increased as a result of the Company’s acquisitions of DesignPac and Napco.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations.  Net revenues during the fiscal years ended June 27, 2010 and June 28, 2009 decreased by 7.2% and 15.0% over the respective prior year periods as a result of lower order volumes due to soft consumer demand caused by the weakened economy.  Although the decline in revenue during fiscal 2010 was less severe than in fiscal 2009, fiscal 2010 revenue was negatively impacted by a combination of the Sunday day-placement and severe snow storms across much of the country during the Valentine’s Day holiday, as well as the termination of the Company’s third-party marketing program during the second quarter of fiscal 2010. After seeing improving revenue trends leading up to the Valentine’s Day holiday, the Company made the strategic decision to increase its marketing spending and offered customers a free shipping/no service charge promotion in order to spur demand and accelerate the anticipated return to revenue growth within the brand.  Although these programs resulted in an increase in order count and new customer acquisition, the lift in orders was insufficient to offset the associated decline in average order and gross margin, and combined with the increase in advertising spending required to support the promotion, resulted in significantly lower category contribution margin.  These negative revenue trends continued, at a less dramatic rate, for Mother’s Day and through year end.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the fiscal year ended June 27, 2010 decreased by 2.6% over the prior year, resulting primarily from lower wholesale product sales from Napco, as florists scaled back purchases as a result of the weakness in the retail economy. Net revenues during the fiscal year ended June 28, 2009 increased by 18.7%, resulting entirely from the incremental revenue generated by the acquisition of Napco in July 2008, as lower traditional wholesale product sales, due to florists scaling back purchases due to the recession, offset gains in monthly service fees.

The Gourmet Food & Gift Basket category includes the operations of 1-800-Baskets, Cheryl’s Cookies & Brownies, Fannie May Chocolates, The Popcorn Factory, The Winetasting Network and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brands, as well as wholesale operations.  During the second quarter of fiscal 2010, the Company launched a new co-branded website which featured the 1-800-BASKETS.COM® brand, a re-merchandised collection of gourmet gift baskets confected by DesignPac.  Prior year revenues from gourmet gift baskets, which were previously included within the 1-800-Flowers.com Consumer Floral category, have been reclassified to conform to current year presentation.  Net revenues during the fiscal year ended June 27, 2010 decreased by 7.3% over the prior year period as a result of lower revenue from DesignPac, due to significant reductions in wholesale orders reflecting customers’ disappointing 2008 calendar year sell-through. Net revenues for the fiscal year ended June 28, 2009 increased 15.7% compared to the prior fiscal year as a result of incremental wholesale revenues generated by DesignPac, acquired in April 2008. Net revenues for the fiscal year ended June 28, 2009 decreased by 10.6%, excluding the revenues of DesignPac, as a result of reduced consumer spending caused by the economic down-turn.

In terms of its outlook for fiscal 2011, the Company does not anticipate significant improvements in consumer demand for discretionary purchases and therefore expects continued challenges to top line growth.

Gross Profit

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
	(in thousands)

Gross profit	$265,802	(5.5%)	$281,206	(10.0%)	$312,295
Gross margin %	39.8%		39.4%		42.2%

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

Gross profit decreased during the fiscal years ended June 27, 2010 and June 28, 2009, as a result of the decline in revenues described above, while gross margin percentage during fiscal 2010 increased 40 basis points in comparison to the prior year as a result of product mix associated with the impact of lower wholesale revenues from DesignPac, as well as improved manufacturing and supply chain operating efficiencies, offset in part by continued reliance on promotional pricing and the termination of the Company’s high margin third party post sale marketing program. Gross margin percentage during the fiscal year ended June 28, 2009, decreased by 280 basis points, primarily reflecting a combination of product mix associated with revenues from the Company’s acquisitions, which are primarily wholesale businesses, as well as increased promotional and markdown activity designed to improve sales.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage decreased during the fiscal years ended June 27, 2010 and June 28, 2009, by 11.4% and 170 basis points, and 19.4% and 200 basis points, over the respective prior year periods, as a result of decreased sales volume  and promotional pricing, partially offset by supply chain improvements.  Fiscal 2010 gross margin percentage was also negatively impacted by the aforementioned termination of the Company’s third-party marketing program during the second quarter of fiscal 2010, the early termination charge associated with the Martha Stewart agreement, and the free-shipping/no-service charge promoted for the Fiscal 2010 Valentine’s Day holiday in order to improve consumer demand. Although order volume increased as a result of the Valentine’s Day promotion, the improvement was insufficient to offset the decrease in average order value and the impact on gross margin percentage, ultimately resulting in a decline in gross profit.

The BloomNet Wire Service category gross profit decreased during the fiscal year ended June 27, 2010 by 1.4% compared to the prior year, while gross margin percentages increased 70 basis points, as a result of sales mix due to the aforementioned decrease in lower margin floral wholesale product revenue. During the fiscal year ended June 28, 2009 gross profit increased as a result of the aforementioned revenue contribution from the Napco acquisition in July 2008.  Gross profit margins decreased by 50 basis points during the fiscal year ended June 28, 2009 as a result of product mix, including the impact of Napco’s wholesale products, which bear lower margins.

The Gourmet Food & Gift Baskets category gross profit increased by 0.8% during the fiscal year ended June 27, 2010 as a result of improved gross margin performance, which offset the revenue decline primarily attributable to DesignPac.  The gross margin percentage in fiscal 2010 increased 340 basis points due to the reduction in lower margin DesignPac sales volume, as well as improved gross margins resulting from manufacturing efficiencies and reduced promotional pricing across all other businesses within the category.  During the fiscal year ended June 28, 2009, gross profit decreased in comparison to the prior year period due to organic sales volume decreases, combined with increased promotional activity during the key holiday periods within the category’s E-Commerce and retail store sales channels, partially offset by the incremental gross profit generated by DesignPac, which was also a significant contributor to the decrease in gross margin percentage as DesignPac products carry lower wholesale margins.

Marketing and Sales Expense

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
	(in thousands)

Marketing and sales	$172,640	(1.8%)	$175,839	(4.1%)	$183,430
Percentage of sales	25.9%		24.6%		24.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

During the fiscal year ended June 27, 2010, marketing and sales expense decreased by 1.8% as a result of a number of cost-reduction initiatives, including: (i) savings in catalog printing and co-mailing costs and planned reductions in customer prospecting, (ii) reductions in variable costs associated with the decline in revenue, and (iii) the impact of severance incurred in the prior year.  Marketing and sales expense increased as a percentage of sales during the fiscal year ended June 27, 2010, as a result of: (i) sales mix caused by the reduction of wholesale basket products by DesignPac which earn lower product margins, but also operate with a low level of marketing and sales expense, and (ii) the Valentine’s Day holiday promotions implemented by the 1-800-Flowers Consumer Floral brand which did not generate sufficient revenue to support the level of advertising spend.

During the fiscal year ended June 28, 2009, marketing and sales expenses decreased 4.1% and 20 basis points to 24.6% of net revenue in comparison to the prior year. (Excluding the impact of severance and other restructuring costs of $1.8 million including within marketing and sales, marketing and sales expense decreased 5.1% and 40 basis points in comparison to prior year.) The decrease in expense reflects the Company’s cost reduction initiatives, including accelerated efforts to reduce costs in the face of continuing revenue declines, as well as the impact of DesignPac’s cost structure which has low operating costs relative to its revenue.

During the fiscal year ended June 27, 2010 the Company added approximately 2.3 million new e-commerce customers, compared to 2.4 million and 2.8 million in 2009 and 2008, respectively. Of the 4.9 million total customers who placed e-commerce orders during fiscal 2010, approximately 52% were repeat customers, compared to 52% and 49% in 2009 and 2008, respectively, reflecting the Company’s ongoing focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

Technology and Development Expense

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
	(in thousands)

Technology and development	$17,952	(14.5%)	$21,000	7.1%	$19,611
Percentage of sales	2.7%		2.9%		2.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the fiscal year ended June 27, 2010, technology and development expense decreased by 14.5% over the prior year as a result of decreased labor/consulting costs due to re-sizing initiatives, as well as a reduction in the number and size of hosting sites.

During the fiscal year ended June 28, 2009, technology and development expense increased by 7.1% over the prior year as a result of the incremental technology and integration costs associated with the acquisitions of DesignPac and Napco, and an increase in hosting costs, as well as severance and restructuring costs associated with the Company’s cost reduction programs in the amount of $0.3 million. Fiscal 2009 restructuring initiatives included a reduction in the number of hosting sites and footprint which resulted in annualized savings during fiscal 2010.

During the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 the Company expended $29.3 million, $35.7 million, and $32.2 million, respectively, on technology and development, of which $11.4 million, $14.7 million, and $12.6 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
	(in thousands)

General and administrative	$50,450	-	$50,451	(3.2%)	$52,107
Percentage of sales	7.6%		7.1%		7.0%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense was consistent with the prior year period, but increased as a percentage of sales during the fiscal year ended June 27, 2010, as a result of a litigation settlement of approximately $0.9 million, offset by reduced labor and operating costs related to the Company’s re-sizing initiatives implemented during fiscal 2009.

During fiscal 2009, general and administrative expenses decreased 3.2% in comparison to the prior year, as fiscal 2008 reflects the achievement of certain cash and equity performance based bonus targets, which were not earned in fiscal 2009, as well as cost reduction initiatives, offset in part by the incremental expenses of DesignPac and Napco and severance and restructuring costs of approximately $0.2 million.

Depreciation and Amortization

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
	(in thousands)

Depreciation and amortization	$21,378	1.8%	$21,010	17.9%	$17,822
Percentage of sales	3.2%		2.9%		2.4%

Depreciation and amortization expense increased by 1.8% during the fiscal year ended June 27, 2010 in comparison to the prior year period as increased depreciation expense associated with recent capital additions for technology improvements, including the Company’s newly launched co-branded 1-800-Baskets website and back-end platforms, was partially offset by reduced amortization associated with amortizable intangible assets that were written down in the prior year. During the fiscal year ended June 28, 2009 depreciation and amortization expense increased by 17.9% in comparison to the prior year period, primarily as a result of the incremental amortization related to the intangibles established as a result of the acquisition of DesignPac in April 2008, as well as capital additions for technology platform improvements.

Goodwill and Intangible Impairment

The Company performs an annual impairment test during its fiscal fourth quarter, or earlier, if indicators of potential impairment exist, to evaluate its goodwill and intangible assets.  While the Company determined that there was no impairment during fiscal 2010, during fiscal 2009 the Gourmet Food & Gift Basket segment experienced declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy. Based upon the expectation of a continuation of the current economic downturn, supported by lower order quantities received for the upcoming holiday season by certain wholesale customers, coupled with a decline of the Company’s market capitalization and contraction of public company multiples, during the year ended June 28, 2009, the Company recorded goodwill and intangible impairment charges of $85.4 million.  Of the total impairment charge, approximately $65.6 million was related to goodwill and $19.8 million was related to intangibles.

Other Income (Expense)

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
	(in thousands)

Interest income	$125	(60.2%)	$314	(62.0%)	$826
Interest expense	(5,571)	11.1%	(6,269)	(24.4%)	(5,039)
Deferred financing write-off	(340)	89.5%	(3,245)	-	-
Other, net	34	135.8%	(95)	(320.9%)	43
	$(5,752)	38.1%	$(9,295)	(122.9%)	$(4,170)

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, primarily attributable to the Company’s long-term debt and revolving line of credit, partially offset by income earned on the Company’s investments and available cash balances.

Net borrowing costs decreased during the fiscal year ended June 27, 2010, in comparison to the prior year period, as the impact on interest expense resulting from scheduled paydowns and prepayments (see below) of amounts outstanding under the Company’s term loans, as well as reduced working capital borrowings, partially offset by increases in interest rates, in part due to the interest rate swap that the Company entered into during July 2009, in accordance with its credit facility agreement.

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

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.

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

As a result of the modifications of its credit agreements, during the years ended June 27, 2010 and June 28, 2009, the Company wrote-off deferred financing costs in the amount of $0.3 million and $3.2 million, respectively.

Income Taxes

During the fiscal year ended June 27, 2010, the Company recorded an income tax benefit of $0.3 million, resulting in an effective tax rate for the fiscal year ended June 27, 2010 of 11.9%. The Company’s effective tax rate for the fiscal year ended June 27, 2010, differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes and non-deductible stock-based compensation, partially offset by various tax credits.

During the fiscal years ended June 28, 2009 and June 29, 2008, the Company recorded income tax benefit of $15.3 million and income tax expense of $13.1 million, respectively.  The Company’s effective tax rate for the fiscal years ended June 28, 2009 and June 29, 2008 was 18.7% and 37.3%, respectively. The Company's effective tax rate for the fiscal year ended June 28, 2009 differed from the U.S. federal statutory rate of 35% primarily due to the impact of the non-deductible portions of the goodwill and other intangible impairment charges of $85.4 million and various tax credits, partially offset by state income taxes, whereas the effective rate for the fiscal year ended June 29, 2008 differed from the U.S. federal statutory rate of 35% due to state income taxes, partially offset by various tax credits.

At June 27, 2010, the Company’s federal net operating loss carryforwards were approximately $24.3 million, which, if not utilized, will begin to expire in fiscal year 2025.

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

Results for discontinued operations are as follows:

	Years Ended
	June 27, 2010	% Change	June 28, 2009	% Change	June 29, 2008
			(in thousands)

Net revenues from discontinued operations	$87,852	(38.9%)	$143,746	(20.2%)	$180,181
Gross profit from discontinued operations	$40,905	(39.3%)	$67,439	(17.2%)	$81,459
Operating loss from discontinued operations	$(1,723)	95.7%	$(39,754)	(2,127%)	$(1,785)
(including losses on disposal of $5.2 million and $14.7 million during the years ended June 27, 2010 and June 28, 2009, respectively, and impairment charges of $20.0 million during the year ended June 27, 2009)

Loss from discontinued operations	$(2,133)	93.3%	$(31,916)	(3,173.4%)	$(975)

The Home & Children’s Gifts category includes revenues from Plow & Hearth, Wind & Weather, HearthSong and Magic Cabin brands.  Revenue is derived from the sale of home decor and children’s gifts through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Plow & Hearth brand.

During the fiscal year ended June 27, 2010, net revenues from discontinued operations decreased by 38.9% over the prior year period as a result of lower E-commerce sales volume due to the sale of the business on January 25, 2010, and therefore fiscal 2010 results only include sales through the date of disposition. Further contributing to the revenue decline was reduced consumer spending, particularly in the home décor product category, and a planned reduction in catalog circulation, as well as lower retail store sales due to a store closure and a decline in customer traffic.

During the fiscal year ended June 28, 2009, net revenues from discontinued operations decreased by 20.2% over the prior year period primarily as a result of lower order volume from the E-commerce sales channel, due to a combination of reduced consumer spending, particularly in the home décor product category, and a planned reduction in catalog circulation, including the elimination of the Madison Place and Problem Solvers catalog titles in fiscal 2008.  Further contributing to the revenue decline were lower retail store sales, compared to the same periods of the prior year, due to a decline in customer traffic.

Gross profit from discontinued operations during the fiscal years ended June 27, 2010 and June 28, 2009, decreased by 39.3% and 17.2%, respectively, compared to the prior year periods as a result of the aforementioned revenue declines.  Gross margin percentage during fiscal 2010 decreased 30 basis points to 46.6% due to promotional activity, while during fiscal 2009, the gross margin percentage increased 170 basis points to 46.9%, benefiting from enhanced product sourcing and shipping initiatives.

Despite the aforementioned decline in revenues, operating income (loss) from discontinued operations during the fiscal year ended June 27, 2010, excluding the impact of goodwill and intangible impairment and loss on sale, increased by approximately $8.5 million over the prior year period driven by significant reduction in operating expenses, primarily related to reduced catalog circulation costs and other operating cost reduction initiatives. Fiscal 2009 operating income (loss) includes approximately $0.4 million of restructuring costs associated with the Company’s cost reduction initiatives.

During fiscal 2009, the Home and Children’s Gift segment experienced significant declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy, and in particular, as a result of the continued decline in demand for home décor products. As a result of these factors, as well as the Company’s plans to resize this category based on the expectation of continued weakness in the home décor retail sector, upon completion of the Company’s impairment analysis, the goodwill and intangibles related to this reporting unit were deemed to be fully impaired. Therefore the Company recorded a goodwill and intangible impairment charge of $20.0 million related to this business segment.  In the fourth quarter ended June 28, 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment and recorded a charge of $14.7 million to write-down the assets of the discontinued business to management’s estimate of their fair value.

On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children’s Gifts business to PH International, LLC. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital (net proceeds amounted to $10.5 million). Based upon the carrying value of the assets held for sale, the Company recorded a loss of $5.3 million during the fiscal year ended June 27, 2010, including transaction, severance and transition obligations.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2010 and 2009.  The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jun. 27, 2010	Mar. 28, 2010	Dec. 27, 2009	Sep. 27, 2009	Jun. 28, 2009	Mar. 29, 2009	Dec. 28, 2008	Sep. 28, 2008
(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$130,444	$113,030	$151,660	$74,840	$138,090	$115,449	$157,085	$87,896
Other	34,983	42,483	86,794	33,476	34,372	39,030	94,486	47,542
Total net revenues	165,427	155,513	238,454	108,316	172,462	$154,479	251,571	135,438
Cost of revenues	102,455	96,100	138,791	64,562	105,876	92,768	150,858	83,242

Gross profit	62,972	59,413	99,663	43,754	66,586	61,711	100,713	52,196

Operating expenses:
Marketing and sales	44,459	46,729	51,976	29,476	45,776	43,429	54,560	32,074
Technology and development	4,688	4,183	4,525	4,556	5,951	5,205	4,781	5,063
General and administrative	11,946	11,297	14,673	12,534	13,582	11,886	10,929	14,054
Depreciation and amortization	5,607	5,482	5,343	4,946	5,282	5,559	5,094	5,075
Goodwill and intangible impairment	-	-	-	-	8,978	76,460	-	-
Total operating expenses	66,700	67,691	76,517	51,512	79,569	142,539	75,364	56,266

Operating income (loss)	(3,728)	(8,278)	23,146	(7,758)	(12,983)	(80,828)	25,349	(4,070)

Other income (expense), net	(1,142)	(1,119)	(1,961)	(1,530)	(4,810)	(1,000)	(2,420)	(1,065)

Income (loss) from continuing operations before income taxes	(4,870)	(9,397)	21,185	(9,288)	(17,793)	(81,828)	22,929	(5,135)
Income tax expense (benefit)	(1,644)	(3,468)	8,452	(3,622)	(4,713)	(17,569)	8,973	(2,017)
Income (loss) from continuing operations	(3,226)	(5,929)	12,733	(5,666)	(13,080)	(64,259)	13,956	(3,118)

Loss from discontinued operations, before income taxes	(1,168)	(1,712)	3,795	(2,638)	(14,269)	(3,309)	(18,559)	(3,617)
Income tax expense (benefit)	560	(345)	1,225	(1,030)	(5,122)	(1,793)	508	(1,431)
Loss from discontinued operations	(1,728)	(1,367)	2,570	(1,608)	(9,147)	(1,516)	(19,067)	(2,186)

Net income (loss)	$(4,954)	$(7,296)	$15,303	$(7,274)	$(22,227)	$(65,775)	$(5,111)	$(5,304)

Basic and diluted net income (loss) per common share:
From continuing operations	$(0.05)	$(0.09)	$0.20	$(0.09)	$(0.21)	$(1.00)	$0.22	$(0.05)
From discontinued operations	(0.03)	(0.02)	0.04	(0.03)	(0.14)	(0.02)	(0.30)	(0.03)
Net income (loss) per common share	$(0.08)	$(0.11)	$0.24	$(0.11)	$(0.35)	$(1.03)	$(0.08)	$(0.08)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	63,828	63,687	63,555	63,472	63,466	63,646	63,631	63,518
Diluted	63,828	63,687	64,070	63,472	63,466	63,646	63,631	63,518

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Administrative Professionals Week and Easter, revenues also rise during the Company’s fiscal fourth quarter.

Liquidity and Capital Resources

At June 27, 2010, the Company had working capital of $23.0 million, including cash and equivalents of $27.8 million, compared to working capital of $43.7 million (including $15.5 million of working capital related to discontinued operations), including cash and equivalents of $29.6 million, at June 28, 2009.

Net cash provided by operating activities of $39.7 million for the fiscal year ended June 27, 2010 was attributable to operating income, after adjusting for non-cash items related to the loss on sale of discontinued operations, depreciation and amortization and stock-based compensation, as well as improvements in working capital from continuing operations which included reductions in inventory and increases in accounts payable and accrued expenses due to cash management initiatives, partially offset by higher receivables due to an increase in wholesale customer balances.  Net cash provided by operating activities includes cash provided by the operating activities of discontinued operations of $8.2 million.

Net cash used in investing activities of $6.5 million for the fiscal year ended June 27, 2010 was attributable to capital expenditures, primarily related to the Company's technology and distribution infrastructure, offset by proceeds from the sale of the Company’s Home & Children’s Gifts business.

Net cash used in financing activities of $34.9 million for the fiscal year ended June 27, 2010 was primarily for the repayment of bank borrowings on outstanding debt and long-term capital lease obligations, as well as debt issuance costs from the amendment of the Company’s Credit Facility.

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

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million. The 2010 Credit Facility also revises certain financial and non-financial covenants, including maintenance of certain financial ratios.

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

As a result of the modifications of its credit agreements, during the years ended June 27, 2010 and June 28, 2009, the Company wrote-off approximately $0.3 million and $3.2 million, respectively, of financing costs associated with the term debt related to the company’s amended credit facilities.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its existing revolving credit facility will be a sufficient source of liquidity. The Company anticipates borrowing against the facility prior to the end of the first fiscal quarter to fund working capital requirements related to pre-holiday manufacturing and inventory purchases. The Company anticipates that such borrowings will peak during its fiscal second quarter before being repaid prior to the end of that quarter. At June 27, 2010, the Company had no outstanding amounts under its revolving credit facility and the Company has no off-balance sheet arrangements.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. The Company repurchased $0.9 million of common stock during the year ended June 27, 2010. As of June 27, 2010, $12.3 million remains authorized.

Under this program, as of June 27, 2010, the Company had repurchased 2,401,506 shares of common stock for $14.0 million, of which $0.9 million (342,821 shares), $0.8 million (397,899 shares) and $1.1 million (133,609 shares) were repurchased during the fiscal years ending June 27, 2010, June, 28, 2009 and June 29, 2008, respectively.

At June 27, 2010, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$63,734	$15,657	$34,203	$13,874	$-
Capital lease obligations, including interest	3,914	2,281	1,633	-	-
Operating lease obligations	52,344	11,426	18,968	12,475	9,475
Sublease obligations	5,761	2,311	2,588	696	166
Purchase commitments (*)	33,773	33,773	-	-	-

Total	$159,526	$65,448	$57,392	$27,045	$9,641

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

Stock-based Compensation

The measurement of stock-based compensation expense is based on the fair value of the award on the date of grant. The Company determines the fair value of stock options issued by using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities are based on historical volatility of the Company’s stock price. The dividend yield is based on historical experience and future expectations. The risk-free interest rate is derived from the US Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates expected forfeiture rates, based on historical behavior. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of the Company’s stock options.

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

Recent Accounting Pronouncements

In July 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the consolidated financial statements or disclosures.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance only impacted references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any material business combinations during the fiscal year ended June 27, 2010, and the effect of this guidance, if any, on the Company’s financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for intangible assets acquired on or after June 29, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of June 27, 2010, the Company’s outstanding debt, including current maturities, approximated $60.5 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.3 million on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 27, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2010. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that, as of June 27, 2010 the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of June 27, 2010; their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
  1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010 and our report dated September 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
September 10, 2010

Item 9B. OTHER INFORMATION

    None.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement for the 2010 annual meeting of stockholders is incorporated herein by reference.

The Company maintains a Code of Ethics, which is applicable to all directors, officers and employees on the Investor Relations-Corporate Governance tab of the Company’s website at www.1800flowers.com.  Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K.  A copy of the Code of Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, New York 11514.

Item 11. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 27, 2010 and June 28, 2009	F-2
Consolidated Statements of Operations for the years ended June 27, 2010, June 28, 2009 and June 29, 2008	F-3
Consolidated Statements of Stockholders’ Equity for the years ended June 27, 2010, June 28, 2009 and June 29, 2008	F-4
Consolidated Statements of Cash Flows for the years ended June 27, 2010, June 28, 2009 and June 29, 2008	F-5
Notes to Consolidated Financial Statements	F-6

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a) (3) Index to Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.13, 10.14, 10.15, 10.16 and 10.17 are management contracts or compensatory plans or arrangements.

Exhibit	Description

*3.1	Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amended and Restated By-laws. (Registration Statement on Form S-1 (No 333-78985) filed on May 21, 1999, Exhibit 3.3)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
*4.2	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
*10.3	1997 Stock Option Plan, as amended. (Registration Statement on Form S-1 (No. 333-78985) filed on May 21, 1999, Exhibit 10.10)
*10.4	1999 Stock Incentive Plan. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 27, 1999, Exhibit 10.18)
*10.5	Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.19)
*10.6	Amendment dated December 3, 2008 to Employment Agreement between James F. McCann and 1-800-FLOWERS.COM, Inc. (Quarterly Report on Form 10-Q filed on February 6, 2009, Exhibit 10.1)
*10.7	Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.20)
*10.8	Amendment dated December 3, 2008 to Employment Agreement between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Quarterly Report on Form 10-Q filed on February 6, 2009, Exhibit 10.2)
*10.9	2003 Long Term Incentive and Share Award Plan, as amended and restated on October 22, 2009. (Definitive Proxy Statement filed on October 23, 2009 (No. 000-26841), Annex A)
*10.10	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of October 22, 2009) (Definitive Proxy filed on October 23, 2009 (No. 000-26841), Annex B)
*10.11
Employment Agreement, dated as of May 2, 2006, by and among 1-800-FLOWERS.COM, Inc., Fannie May Confections Brands, Inc. and David Taiclet. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2006, Exhibit 10.8)

*10.12	Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)
*10.13	Offer letter to Julie McCann Mulligan (Annual Report on Form 10-K for the fiscal year ended June 28, 2009 filed on September 11, 2009, Exhibit 10.12)
*10.14	Offer letter to Stephen Bozzo (Quarterly Report on Form 10-Q filed on November 8, 2007, Exhibit 10.4).
*10.15	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.15)
*10.16
Form of Incentive Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan.  (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.16)

*10.17
Form of Non-statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan.  (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.17)

*10.18
Second Amended and Restated Credit Agreement dated as of April 16, 2010 among 1-800-Flowers.com, Inc, The Subsidiary Borrowers Party hereto, The Guarantors Party hereto, The Lenders Party hereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent. (Current Report on Form 8-K filed on April 23, 2010, Exhibit 99.2)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2010	1-800-FLOWERS.COM, Inc. By: /s/ James F. McCann James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 10, 2010	By: /s/ James F. McCann James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)
Dated: September 10, 2010	By: /s/ William E. Shea William E. Shea Senior Vice President Finance and Administration (Principal Financial and Accounting Officer)

Dated: September 10, 2010	By: /s/ Christopher G. McCann Christopher G. McCann Director, President
Dated: September 10, 2010	By: /s/ Lawrence Calcano Lawrence Calcano Director
Dated: September 10, 2010	By: /s/ James A. Cannavino James A. Cannavino Director
Dated: September 10, 2010	By: /s/ John J. Conefry, Jr. John J. Conefry, Jr. Director
Dated: September 10, 2010	By: /s/ Leonard J. Elmore Leonard J. Elmore Director
Dated: September 10, 2010	By: /s/ Jan L. Murley Jan L. Murley Director
Dated: September 10, 2010	By: /s/ Jeffrey C. Walker Jeffrey C. Walker Director
Dated: September 10, 2010	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
  1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 27, 2010 and June 28, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and Subsidiaries’ internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
September 10, 2010

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 27, 2010	June 28, 2009

Assets
Current assets:
Cash and equivalents	$27,843	$29,562
Receivables, net	13,943	11,335
Inventories	45,121	45,854
Deferred tax assets	5,109	12,666
Prepaid and other	5,662	4,580
Current assets of discontinued operations	-	18,100
Total current assets	97,678	122,097
Property, plant and equipment, net	51,324	54,770
Goodwill	41,211	41,205
Other intangibles, net	41,042	42,822
Deferred income taxes	19,265	11,725
Other assets	5,566	3,890
Non-current assets of discontinued operations	-	9,647
Total assets	$256,086	$286,156

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$59,914	$53,460
Current maturities of long-term debt and obligations under capital leases	14,801	22,337
Current liabilities of discontinued operations	-	2,633
Total current liabilities	74,715	78,430
Long-term debt and obligations under capital leases	45,707	70,518
Other liabilities	3,038	2,091
Non-current liabilities of discontinued operations	-	1,334
Total liabilities	123,460	152,373

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	–	–
Class A common stock, $.01 par value, 200,000,000 shares authorized, 32,492,266 and 31,730,404 shares issued in 2010 and 2009, respectively	325	317
Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465 shares issued in 2010 and 2009	421	421
Accumulated other comprehensive loss	(334)	-
Additional paid-in capital	285,515	281,247
Retained deficit	(120,477)	(116,256)
Treasury stock, at cost, 5,465,046 and 5,122,225 Class A shares in 2010 and 2009, respectively, and 5,280,000 Class B shares	(32,824)	(31,946)
Total stockholders' equity	132,626	133,783
Total liabilities and stockholders' equity	$256,086	$286,156
		7

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended
	June 27, 2010	June 28, 2009	June 29, 2008

Net revenues	$667,710	$713,950	$739,211
Cost of revenues	401,908	432,744	426,916
Gross profit	265,802	281,206	312,295
Operating expenses:
Marketing and sales	172,640	175,839	183,430
Technology and development	17,952	21,000	19,611
General and administrative	50,450	50,451	52,107
Depreciation and amortization	21,378	21,010	17,822
Goodwill and intangible impairment	-	85,438	-
Total operating expenses	262,420	353,738	272,970
Operating income (loss)	3,382	(72,532)	39,325
Other income (expense):
Interest income	125	314	826
Interest expense	(5,571)	(6,269)	(5,039)
Deferred financing cost write-off	(340)	(3,245)	-
Other, net	34	(95)	43
Total other income (expense), net	(5,752)	(9,295)	(4,170)
Income (loss) from continuing operations before income taxes	(2,370)	(81,827)	35,155
Income tax expense (benefit) from continuing operations	(282)	(15,326)	13,126
Income (loss) from continuing operations	(2,088)	(66,501)	22,029
Operating loss from discontinued operations before income taxes	(1,723)	(39,754)	(1,785)
(including losses on disposal of $5.2 million and $14.7 million during the years ended June 27, 2010 and June 28, 2009, respectively, and impairment charges of $20.0 million during the year ended June 27, 2009)

Income tax expense (benefit) from discontinued operations	410	(7,838)	(810)
Loss from discontinued operations	(2,133)	(31,916)	(975)
Net income (loss)	$(4,221)	$(98,417)	$21,054

Net income (loss) per common share (basic):
From continuing operations	$(0.03)	$(1.05)	$0.35
From discontinued operations	(0.03)	(0.50)	(0.02)
Net income (loss) per common share (basic)	$(0.07)	$(1.55)	$0.33

Net income (loss) per common share (diluted):
From continuing operations	$(0.03)	$(1.05)	$0.34
From discontinued operations	(0.03)	(0.50)	(0.01)
Net income (loss) per common share (diluted)	$(0.07)	$(1.55)	$0.32

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	63,635	63,565	63,074
Diluted	63,635	63,565	65,458

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended June 27, 2010, June 28, 2009 and June 29, 2008
(in thousands, except share data)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance at July 1, 2007	30,298,019	$303	42,138,465	$421	$269,270	$(38,893)	-	9,870,717	$(30,070)	$201,031

Net Income	-	-	-	-	-	21,054	-	-	-	21,054
Exercise of employee stock options and vesting of restricted stock	1,070,222	11	-	-	4,718	-	-	-	-	4,729
Stock-based compensation	-	-	-	-	3,534	-	-	-	-	3,534
Excess tax benefit from stock-based compensation	-	-	-	-	2,196	-	-	-	-	2,196
Stock repurchase program	-	-	-	-	-	-	-	133,609	(1,079)	(1,079)
Balance at June 29, 2008	31,368,241	314	42,138,465	421	279,718	(17,839)	-	10,004,326	(31,149)	231,465

Net Loss	-	-	-	-	-	(98,417)	-	-	-	(98,417)
Exercise of employee stock options and vesting of restricted stock	362,163	3	-	-	111	-	-	-	-	114
Stock-based compensation	-	-	-	-	1,724	-	-	-	-	1,724
Deferred tax shortfall from stock-based compensation	-	-	-	-	(306)	-	-	-	-	(306)
Stock repurchase program	-	-	-	-	-	-	-	397,899	(797)	(797)
Balance at June 29, 2009	31,730,404	317	42,138,465	421	281,247	(116,256)	-	10,402,225	(31,946)	133,783

Net loss	-	-	-	-	-	(4,221)	-	-	-	(4,221)
Change in value of cash flow hedge	-	-	-	-	-	-	(334)	-	-	(334)
Comprehensive loss	-	-	-	-	-	-	-	-	-	(4,555)
Vesting of restricted stock and stock-based compensation	761,862	8	-	-	4,635	-	-	-	-	4,643
Deferred tax shortfall from stock-based compensation	-	-	-	-	(367)	-	-	-	-	(367)
Stock repurchase program	-	-	-	-	-	-	-	342,821	(878)	(878)
Balance at June 27, 2010	32,492,266	$325	42,138,465	$421	$285,515	$(120,477)	$(334)	10,745,046	$(32,824)	$132,626

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

		Years ended
	June 27, 2010	June 28,2009	June 29, 2008

Operating activities:
Net income (loss)	$(4,221)	$(98,417)	$21,054
Reconciliation of net income (loss) to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	8,204	7,210	3,009
Loss on sale/impairment from discontinued operations	5,275	34,758	-
Goodwill and intangible asset impairment from continuing operations	-	85,438	-
Depreciation and amortization	21,378	21,010	17,624
Amortization of deferred financing costs	763	3,751	198
Deferred income taxes	(127)	(22,249)	8,582
Bad debt expense	1,908	2,264	2,094
Stock-based compensation	4,643	1,724	3,534
Deficiency/(excess) tax benefit from stock-based compensation	275	306	(2,196)
Other non-cash items	77	(178)	809
Changes in operating items, excluding the effects of acquisitions:
Receivables	(4,516)	516	848
Inventories	733	(2,589)	(5,023)
Prepaid and other	(1,082)	(219)	505
Accounts payable and accrued expenses	6,453	(5,754)	8,639
Other assets	(124)	412	(2,166)
Other liabilities	389	511	391
Net cash provided by operating activities	40,028	28,494	57,902

Investing activities:
Acquisitions, net of cash acquired	-	(12,001)	(37,849)
Proceeds from sale of business	10,468	25	463
Capital expenditures	(15,041)	(12,265)	(18,237)
Purchase of investment	(2,192)	-	-
Other, net	325	215	(387)
Investing activities of discontinued operations	(78)	(1,202)	(1,705)
Net cash used in investing activities	(6,518)	(25,228)	(57,715)

Financing activities:
Acquisition of treasury stock	(878)	(797)	(1,079)
Proceeds from employee stock options	-	114	4,729
Excess tax benefits from stock based compensation	(367)	(306)	2,196
Proceeds from bank borrowings	49,000	120,000	110,000
Repayment of notes payable and bank borrowings	(79,352)	(100,648)	(118,487)
Debt issuance cost	(1,637)	(3,603)	-
Repayment of capital lease obligations	(1,995)	(502)	(28)
Financing activities of discontinued operations	-	(86)	(1,481)
Net cash (used in) provided by financing activities	(35,229)	14,172	(4,150)
Net change in cash and equivalents	(1,719)	17,438	(3,963)
Cash and equivalents:
Beginning of year	29,562	12,124	16,087
End of year	$27,843	$29,562	$12,124

Supplemental Cash Flow Information:
- Interest paid amounted to $5.4 million, $5.8 million, and $5.1 million for the years ended June 27, 2010, June 28, 2009 and June 29, 2008, respectively.
- Capital expenditures excludes capital lease financing of $-, $6.0 million and $- for the years ended June 27, 2010, June 28, 2009 and June 29,2008, respectively.

- The Company paid income taxes of approximately $1.4 million, $3.0 million and $2.1 million, net of tax refunds received, for the years ended June 27, 2010, June 28,  2009, and June     29, 2008, respectively.

       See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business

For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, balloons and plush stuffed animals perfect for every occasion. As always, 100 percent satisfaction is guaranteed. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists to grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory ® (1-800-541-2676 or www.thepopcornfactory.com ); cookies and baked gifts from Cheryl’s ® (1-800-443-8124 or www.cheryls.com ); premium chocolates and confections from Fannie May ® confections brands ( www.fanniemay.com and www.harrylondon.com ); wine gifts from The Winetasting Network SM ( www.winetasting.com ) and Geerlings&Wade SM (www.geerwade.com ); gift baskets from 1-800-BASKETS.COM ® ( www.1800baskets.com ) as well as Celebrations ® (www.celebrations.com ), a new premier online destination for fabulous party ideas and planning tips.

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of these businesses; refer to Note 16. Discontinued Operations for further discussion.  Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment, which includes Home Decor and Children’s Gifts from Plow & Hearth®, Wind & Weather®, HearthSong® and Magic Cabin®, as discontinued operations for all periods presented.

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ Global Select Market under ticker symbol FLWS.

Note 2. Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30.  Fiscal years 2010, 2009 and 2008, which ended on June 27, 2010, June 28, 2009 and June 29, 2008, respectively, consisted of 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Amortization of leasehold improvements and capital leases are calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the improvements. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively. The Company’s property plant and equipment is depreciated using the following estimated lives:

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

During fiscal 2009, the Company conducted its evaluation of impairment for goodwill and intangible assets and concluded that the carrying value of these assets exceeded their estimated fair value. Refer to Note 6, “Goodwill and Intangible Assets” for further description.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $0.4 million at June 27, 2010 and June 28, 2009, relating to prepaid catalog expenses.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company’s ability to sell within the next 12 months, as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  For the years ended June 27, 2010, June 28, 2009 and June 29, 2008, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available.  The fair value of the Company’s long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at June 27, 2010 and June 28, 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies.  Allowances relating to consumer, corporate and franchise accounts receivable ($1.5 million and $1.6 million at June 27, 2010 and June 28, 2009, respectively) have been recorded based upon previous experience and management’s evaluation.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $70.4 million, $70.8 million and $78.9 million for the years ended June 27, 2010, June 28, 2009 and June 29, 2008, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Technology and Development

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, typically three to five years. Costs associated with repair, maintenance or the development of web site content are expensed as incurred as the useful lives of such software modifications are less than one year.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based upon the fair value of stock-based awards as measured at the grant date. The expense is recorded by amortizing the fair values on a straight-line basis over the vesting period, adjusted for estimated forfeitures.

Derivatives and hedging

The Company does not enter into derivative transactions for trading purposes, but rather to manage its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Management reviews the Company’s deferred tax assets to determine whether their value can be realized based upon available evidence. Amounts for uncertain tax positions are adjusted in quarters when new information becomes available or when positions are effectively settled.

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained, assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes.

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting primarily of employee stock options and unvested restricted stock awards) outstanding during the period. Diluted net loss per share excludes the effect of dilutive potential common shares (consisting primarily of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive.

Recent Accounting Pronouncements

In July 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the consolidated financial statements or disclosures.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance only impacted references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after June 29, 2009. The Company did not complete any material business combinations during the fiscal year ended June 27, 2010, and the effect of this guidance, if any, on the Company’s financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for the Company for intangible assets acquired on or after June 29, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year. As a result of the Company’s decision to dispose of its Home & Children’s Gifts businesses, this segment has been accounted for as a discontinued operation and the prior periods have been reclassified to conform to the current period presentation (Refer to Note 16. Discontinued Operations).

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

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 3 – Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

		Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008

	(in thousands, except per share data)
Numerator:
Net income (loss)	$(4,221)	$(98,417)	$21,054

Denominator:
Weighted average shares outstanding	63,635	63,565	63,074
Effect of dilutive securities:
Employee stock options (1)	-	-	1,808
Employee restricted stock awards	-	-	576
	-	-	2,384

Adjusted weighted-average shares and assumed conversions	63,635	63,565	65,458

Net income per common share:
Basic	$(0.07)	$(1.55)	$0.33
Diluted	$(0.07)	$(1.55)	$0.32

Note (1): The effect of options to purchase 8.1 million, 8.9 million and 3.2 million shares for the years ended June 27, 2010,  June 28, 2009, and June 29, 2008, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 4. Acquisitions

The Company accounts for its business combinations using the purchase method. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.4 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash on hand and through borrowings under the Company’s revolving credit facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of “earn-out” incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets. As of June 27, 2010, the Company does not expect that any of the specified performance targets will be achieved.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Acquisition of DesignPac Gifts LLC

On April 30, 2008, the Company acquired all of the membership interest in DesignPac Gifts LLC (DesignPac), a designer, assembler and distributor of gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, based in Melrose Park, IL. The acquisition, for approximately $33.4 million in cash, net of cash acquired, was financed utilizing a combination of available cash generated from operations and through borrowings against the Company’s revolving credit facility. The purchase price is subject to “earn-out” incentives which amount to a maximum of $2.0 upon achievement of specified performance targets. As of June 27, 2010, the Company does not believe that any of the specified performance targets have been achieved.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of DesignPac:

DesignPac Purchase Price Allocation
(in thousands)
Current assets	$1,287
Property, plant and equipment	1,172
Intangible assets	18,753
Goodwill	12,332
Other	82
Total assets acquired	33,626
Current liabilities	184
Total liabilities assumed	184
Net assets acquired	$33,442

Of the $18.8 million of acquired intangible assets related to the DesignPac acquisition, $6.7 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $12.1 million were allocated primarily to customer related intangibles which are being amortized over the assets’ estimated useful life of 10 years. Approximately $12.3 million of goodwill is deductible for tax purposes.  As described further in Note 6, during the year ended June 28, 2009, the Company recorded an impairment charge of $85.4 million for the write-down of goodwill and intangibles associated with its Gourmet Food and Gift Basket category to which DesignPac is categorized.

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

		Years Ended
	June 27, 2010 (as reported)	June 28, 2009 (pro forma)	June 29, 2008 (pro forma)
	(in thousands, except per share data)

Net revenues from continuing operations	$667,710	$718,419	$814,373

Operating income (loss) from continuing operations	$3,382	$(71,838)	$48,670

Net income (loss) from continuing operations	$(2,088)	$(65,913)	$26,481

Net income (loss)	$(4,221)	$(97,829)	$25,506

Net income (loss) per common share from continuing operations
Basic	$(0.03)	$(1.04)	$0.42
Diluted	$(0.03)	$(1.04)	$0.40
Net income (loss) per common share
Basic	$(0.07)	$(1.54)	$0.40
Diluted	$(0.07)	$(1.54)	$0.39

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	June 27, 2010	June 28, 2009
	(in thousands)

Finished goods	$23,611	$23,759
Work-in-process	13,390	16,619
Raw materials	8,120	5,476
	$45,121	$45,854

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
		(in thousands)
Balance at June 29, 2008	$6,165	$-	$99,734	$105,899
Acquisition of Geerlings & Wade			1,438	1,438
Goodwill impairment			(65,644)	(65,644)
Other	(437)		(51)	(488)
Balance at June 28, 2009	5,728		35,477	41,205

Other			6	6
Balance at June 27, 2010	$5,728	$-	$35,483	$41,211

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination, with the carrying value of the Company’s goodwill allocated to its reporting units. Goodwill and other indefinite lived intangibles are subject to an assessment for impairment, which must be performed annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.

While the Company determined that there was no impairment during fiscal 2010, during fiscal 2009 the Gourmet Food & Gift Basket segment experienced declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy. Based upon the expectation of a continuation of the current economic downturn, supported by lower order quantities received for the upcoming holiday season by certain wholesale customers, coupled with a decline of the Company’s market capitalization and contraction of public company multiples, the Company recorded goodwill and intangible impairment charges of $85.4 million during the year ended June 28, 2009.  Of the total impairment charge, approximately $65.6 million was related to goodwill and $19.8 million was related to intangibles.

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

The Company’s other intangible assets consist of the following:

		June 27, 2010			June 28, 2009
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)

Intangible assets with determinable lives:
Investment in licenses	14 - 16 years	$5,314	$5,314	$-	$5,314	$4,823	$491
Customer lists	3 - 10 years	15,695	6,758	8,937	15,695	4,673	11,022
Other	5 - 8 years	2,388	1,351	1,037	2,388	960	1,428
		23,397	13,423	9,974	23,397	10,456	12,941

Trademarks with indefinite lives		31,068	-	31,068	29,881	-	29,881
Total intangible assets		$54,465	$13,423	$41,042	$53,278	$10,456	$42,822

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. As part of the aforementioned impairment analysis performed for the Gourmet Food and Gift Basket segments, during the year ended June 28, 2009, the Company recorded an impairment charge of $19.8 million related to the trade names and customer lists, which were determined to be impaired due to changes in the business environment and adverse economic conditions currently being experienced due to decreased consumer spending.

The amortization of intangible assets for the years ended June 27, 2010, June 28, 2009 and June 29, 2008 was $3.0 million, $3.7 million, and $2.8 million, respectively.  Future estimated amortization expense is as follows: 2011 - $2.3 million, 2012 - $1.6 million, 2013 - $1.5 million, and 2014 - $1.2 million, and thereafter - $3.4 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 7. Property, Plant and Equipment

	June 27, 2010	June 28, 2009
	(in thousands)

Land	$2,907	$2,907
Building and building improvements	9,659	9,659
Leasehold improvements	16,722	15,039
Furniture and fixtures	3,966	3,965
Production equipment	22,462	20,795
Computer equipment	57,036	55,541
Telecommunication equipment	8,523	8,536
Software	82,895	73,445
	204,170	189,887
Accumulated depreciation and amortization	152,846	135,117
	$51,324	$54,770

Note 8. Long-Term Debt

	June 27, 2010	June 28, 2009
	(in thousands)

Term loan and revolving credit line (1)	$57,000	$87,351
Obligations under capital leases (2)	3,508	5,504
	60,508	92,855
Less current maturities of long-term debt obligations under capital leases	14,801	22,337
	$45,707	$70,518

(1)
In order to fund the increase in working capital requirements associated with DesignPac, which was acquired on April 30, 2008, on August 28, 2008, the Company entered into a $293.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2008 Credit Facility”). The 2008 Credit Facility provided for borrowings of up to $293.0 million, including: (i) a $165.0 million revolving credit commitment, (ii) $60.0 million of new term loan debt, and (iii) $68.0 million of existing term loan debt associated with the Company’s previous credit facility.

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

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million. The 2010 Credit Facility also revises certain financial and non-financial covenants, including maintenance of certain financial ratios. The obligations of the Company and its subsidiaries under the 2010 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

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

As a result of the modifications of its credit facilities, during the years ended June 27, 2010 and June 28, 2009, the Company wrote-off deferred financing costs in the amount of $0.3 million and $3.2 million, respectively.

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

As of June 27, 2010 long-term debt maturities, excluding amounts relating to capital leases (refer to Note 17. Commitments and Contingencies), are as follows:
Year	Debt Maturities
(in thousands)
2011	12,750
2012	15,000
2013	15,750
2014	13,500
$57,000

Note 9. Fair Value Measurements

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

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.  The Company believes that the carrying amount of its debt approximates fair value due to its variable nature and as no trading market exists.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet.  The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Total as of June 27, 2010	Level 1	Level 2	Level 3
			(in thousands)
Interest rate swap (1)	$(557)	-	$(557)	-

(1) Included in other long-term liabilities on the consolidated balance sheet.

The following presents the balances and net changes in the accumulated other comprehensive loss related to this interest rate swap, net of income taxes.

Interest Rate Swap
(in thousands)

Balance at the beginning of the period	$-
Amount reclassified to interest expense, net of tax benefit of $235	350
Net change in fair value of interest rate swap, net of tax benefit of $456	(684)
Balance at end of period	$(334)

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 10.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its fiscal 2008 tax year, however, fiscal 2007 through fiscal 2010 remain subject to examination, with the exception of certain states where the statute remains open from fiscal 2006, due to non-conformity with the federal statute of limitations for assessment. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits, nor was any material interest expense recognized during the year.

Significant components of the income tax provision from continuing operations are as follows:

	Years ended
	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)

Current (benefit) provision:
Federal	$(213)	$1,254	$3,008
State	482	54	1,751
	269	1,308	4,759
Deferred (benefit) provision:
Federal	(522)	(15,089)	8,558
State	(29)	(1,545)	(191)
	(551)	(16,634)	8,367

Income tax (benefit) expense	$(282)	$(15,326)	$13,126

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 27, 2010	June 28, 2009	June 29, 2008

Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(14.0)	2.4	3.5
Non-deductible stock-based compensation	(11.4)	(0.2)	0.1
Non-deductible goodwill amortization	(4.0)	(17.7)	0.3
Rate change	-	(1.4)	-
Tax credits	4.3	(0.1)	(0.7)
Tax settlements	-	-	(0.4)
Other, net	2.0	0.7	(0.5)

	11.9%	18.7%	37.3%

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)

Deferred income tax assets:
Net operating loss and credit carryforwards	$11,284	$4,031	$3,483
Accrued expenses and reserves	5,035	12,142	5,876
Stock-based compensation	3,116	2,871	3,407
Other intangibles	7,293	8,370	-
Deferred income tax liabilities:
Other intangibles	-	-	(8,834)
Tax in excess of book depreciation	(2,354)	(3,023)	(1,482)

Net deferred income tax assets	$24,374	$24,391	$2,450

At June 27, 2010, the Company’s federal net operating loss carryforwards were approximately $24.3 million, which if not utilized, will begin to expire in fiscal year 2025.

Note 11. Capital Stock

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

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of June 27, 2010, $12.3 remains authorized.

Under this program, as of June 27, 2010, the Company had repurchased 2,401,506 shares of common stock for $14.0 million, of which $0.9 million (342,821 shares), $0.8 million (397,899 shares) and $1.1 million (133,609 shares) were repurchased during the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 12. Stock Based Compensation

The Company has stock options and restricted stock awards outstanding to participants under the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (the “Plan”).  Options are also outstanding under the Company’s 1999 Stock Incentive Plan, but no further options may be granted under this plan. The Plan is a broad-based, long-term incentive program that is intended to attract, retain and motivate employees, consultants and directors to achieve the Company’s long-term growth and profitability objectives, and therefore align stockholder and employee interests. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively “Awards”).

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the “Committee”).  Unless otherwise determined by the Board, the Committee will consist of two or more members of the Board who are non-employee directors within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.  The Committee will determine which eligible employees, consultants and directors receive awards, the types of awards to be received and the terms and conditions thereof. The Chief Executive Officer shall have the power and authority to make Awards under the Plan to employees and consultants not subject to Section 16 of the Exchange Act, subject to limitations imposed by the Committee.

At June 27, 2010, the Company has reserved approximately 15.9 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008

	(in thousands, except per share data)

Stock options	$1,460	$1,383	$1,416
Restricted stock awards	2,423	341	2,118
Total	3,883	1,724	3,534
Deferred income tax benefit	1,245	444	1,333
Stock-based compensation expense, net	$2,638	$1,280	$2,201

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008

	(in thousands)

Marketing and sales	$1,590	$465	$1,051
Technology and development	795	583	546
General and administrative	1,498	676	1,937
Total	$3,883	$1,724	$3,534

Stock-based compensation expense has not been allocated between business segments, but is reflected in Corporate. (Refer to Note 15 – Business Segments.)

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Stock Options Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	June 27, 2010	June 28, 2009	June 29, 2008

Weighted average fair value of options granted	$1.71	$1.83	$4.36
Expected volatility	63%	56%	45%
Expected life (in years)	5.6	5.8	5.3
Risk-free interest rate	2.4%	2.2%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended June 27, 2010:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding beginning of period	8,916,672	$7.52
Granted	257,500	$3.54
Exercised	-	$-
Forfeited/Expired	(2,284,083)	$10.09
Outstanding end of period	6,890,089	$6.50	3.6 years	$3

Options vested or expected to vest at end of period	6,780,077	$6.55	3.5 years	$2
Exercisable at June 27, 2010	5,518,284	$7.15	2.9 years	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2010. This amount changes based on the fair market value of the company’s stock. The total intrinsic value of options exercised for the years ended June 27, 2010, June 28, 2009 and June 29, 2008 was $0.0 million, $0.0 million, and $5.9 million, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes information about stock options outstanding at June 27, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$2.01 – 3.11	1,532,368	6.4 years	$3.02	485,763	$3.01
$3.26 - 6.42	2,291,703	2.0 years	$5.15	2,176,703	$5.15
$6.52 – 7.38	1,386,500	4.2 years	$6.73	1,223,800	$6.73
$7.40 – 12.87	1,655,918	2.6 years	$11.27	1,608,418	$11.31
$13.05 – 15.77	23,600	1.6 years	$14.12	23,600	$14.12
	6,890,089	3.6 years	$6.50	5,518,284	$7.15

As of June 27, 2010, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was $1.9 million and the weighted average period over which these awards are expected to be recognized was 2.1 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 27, 2010:
	Shares	Weighted Average Grant Date Fair Value

Non-vested –beginning of period	1,700,912	$4.62
Granted	866,842	$2.29
Vested	(761,862)	$2.37
Forfeited	(144,081)	$5.60
Non-vested at June 27, 2010	1,661,811	$4.35

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of June 27, 2010, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 1.5 years.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 13. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All full-time employees who have attained the age of 21 are eligible to participate upon completion of one year of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal 2010.  The Company made contributions of $1.1 million and $0.7 million, for the years ended June 28, 2009 and June 29, 2008, respectively.

During fiscal 2008, the Company adopted a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus.  The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500.  Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to Participants upon termination of employment or death in a lump sum, unless installments are selected.  Company contributions during the years ended June 27, 2010, June 28, 2009 and June 29, 2008 were less than $0.1 million.

Note 14.  Restructuring

During the third and fourth quarters of fiscal 2009 the Company implemented expense reduction initiatives in order to reduce its cost structure. The initiatives primarily involved the termination of employees and facility site consolidation and closures. The Company recorded restructuring charges of $2.5 million, which are included within the following line items of the Company’s consolidated statement of operations: cost of revenues ($0.2 million), marketing and sales ($1.7 million), technology and development ($0.4 million) and general and administrative ($0.2 million).   Approximately $1.0 million of severance costs associated with the fourth quarter restructuring was included within accounts payable and accrued expenses and was paid out during the first quarter of fiscal 2010.

Note 15. Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business categories:

•	1-800-Flowers.com Consumer Floral;
•	BloomNet Wire Service; and
•	Gourmet Food and Gift Baskets; and

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of these businesses; refer to “Discontinued Operations” below for a further discussion. Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment, which includes home decor and children’s gift products from Plow & Hearth®, Wind & Weather®, HearthSong® and Magic Cabin®, as discontinued operations for all periods presented.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead (see (1) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include depreciation and amortization, goodwill and intangible impairment, other income, and income taxes, or stock-based compensation and severance and restructuring costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

	Years ended
Net revenues	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)

Net revenues (2):
1-800-Flowers.com Consumer Floral	$366,516	$394,782	$464,298
BloomNet Wire Service	61,883	63,515	53,488
Gourmet Food & Gift Baskets	239,942	258,710	223,696
Corporate (1)	1,071	1,119	2,431
Intercompany eliminations	(1,702)	(4,176)	(4,702)
Total net revenues	$667,710	$713,950	$739,211

	Years ended
Operating Income	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)

Category Contribution Margin (2):
1-800-Flowers.com Consumer Floral	$22,141	$38,830	$58,806
BloomNet Wire Service	19,051	18,764	18,099
Gourmet Food & Gift Baskets	27,303	24,606	28,002
Category Contribution Margin Subtotal	68,495	82,200	104,907
Corporate (1)	(43,735)	(48,284)	(47,760)
Depreciation and amortization	(21,378)	(21,010)	(17,822)
Goodwill and intangible impairment	-	(85,438)	-
Operating income (loss)	$3,382	$(72,532)	$39,325

(1)
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

(2)
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

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 16. Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children’s Gifts business to PH International, LLC. Included in the sale were the Plow & Hearth, Problem Solvers, Wind & Weather, HearthSong and Magic Cabin brands, as well as the administrative and distribution center in Madison, VA, and a distribution center in Vandalia, OH. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital. (Net proceeds amounted to $10.5 million.) During the years ended June 27, 2010 and June 28, 2009, the Company recorded losses related to the sale in the amounts of $5.3 million and $14.7 million, respectively, which is in addition to a goodwill and intangible asset impairment charge of $20.0 million during the year ended June 28, 2009. The Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

			Years Ended
	June 27, 2010		June 28, 2009	June 29, 2008
	(in thousands, except per share data)

Net revenues from discontinued operations		$87,852	$143,786		$180,181

Operating loss from discontinued operations (1) (2)	$	(1,723)	$(39,754)	$	(1,785)
(including losses on disposal of $5.2 million and $14.7 million during the years ended June 27, 2010 and June 28, 2009, respectively, and impairment charges of $20.0 million during the year ended June 27, 2009)

Income tax expense (benefit) from discontinued operations		$410	$ (7,838)	$	(810)

Loss from discontinued operations		$(2,133)	$(31,916)	$	(975)

(1)
Operating income (loss) from discontinued operations during the year ended June 28, 2009 includes approximately $0.4 million of restructuring costs associated with the Company’s cost reduction initiatives implemented during the third quarter.  Refer to Note 14. Restructuring.

(2)
 During the three months ended December 28, 2008, the Home and Children’s Gift segment experienced significant declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy, and in particular, as a result of the continued decline in demand for home décor products. As a result of these factors, as well as the Company’s plans to resize this category based on the expectation of continued weakness in the home décor retail sector, upon completion of the impairment analysis described above, the goodwill and intangibles related to this reporting unit was deemed to be fully impaired. Therefore, during the three months ended December 28, 2008, the Company recorded a goodwill and intangible impairment charge of $20.0 million related to this business segment.  In the fourth quarter ended June 28, 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment.  Consequently, the Company has classified the results of its Home & Children’s Gifts segment as a discontinued operation, and recorded losses on disposal of $14.7 million and $5.2 million to write-down the assets of the discontinued business to management’s estimate of their fair value.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	June 27, 2010	June 28, 2009

Assets of discontinued operations
Receivables, net	$-	$693
Inventories	-	15,529
Prepaid and other	-	1,878
Current assets of discontinued operations	-	18,100
Property, plant and equipment, net	-	8,871
Other intangibles, net	-	666
Other assets	-	110
Non-current assets of discontinued operations	-	9,647
Total assets of discontinued operations	$-	$27,747

Liabilities of discontinued operations
Accounts payable and accrued expenses	$-	$2,633
Current liabilities of discontinued operations	-	2,633
Non-current liabilities of discontinued operations	-	1,334
Total liabilities of discontinued operations	$-	$3,967

Note 17. Commitments and Contingencies

Leases

The Company currently leases office, store facilities, and equipment under various operating leases through fiscal 2019. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis. In addition, the Company has a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both mature in April 2012, range from 2.99% to 7.48%. The borrowings, aggregating $6.0 million, are payable in 36 monthly installments of principal and interest commencing in April 2009. These leases are classified as either capital leases, operating leases or subleases, as appropriate.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of June 27, 2010 future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

	Obligations under Capital Leases	Operating Leases
	(in thousand)

2011	$2,281	$11,426
2012	1,626	10,124
2013	7	8,844
2014	-	7,978
2015	-	4,497
Thereafter	-	9,475
Total minimum lease payments	$3,914	$52,344
Less amounts representing interest	406
	$3,508

At June 27, 2010, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

	Sublease Income	Sublease Expense
	(in thousands)

2011	$2,311	$2,311
2012	1,552	1,552
2013	1,036	1,036
2014	470	470
2015	226	226
Thereafter	166	166

	$5,761	$5,761

Rent expense was approximately $18.9 million, $19.9 million, and $17.1 million for the years ended June 27, 2010, June 28, 2009 and June 29, 2008, respectively.

Litigation

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On December 21, 2007, Plaintiff, Thomas Molnar, on behalf of himself and a putative class, filed suit against the Company claiming false advertising, unfair business practices, and unjust enrichment seeking unspecified monetary damages.  The Company admitted to no wrongdoing with respect to this matter, but entered into a settlement agreement with the parties to this matter in order to avoid protracted litigation. The presiding trial Judge’s Order Granting Final Approval of the Class Action Settlement and Entry of Judgment was issued May 17, 2010. The Company has sent out the applicable notices to the class members, and the Company accrued for the estimated cost of the settlement of approximately $0.9 million within its general and administrative expenses.

1-800-FLOWERS.COM, INC.

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe (b)	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended June 27, 2010	$1,803,000	$708,000	$-	$(1,053,000)	$1,458,000

Year Ended June 28, 2009	$1,386,000	$566,000	$300,000	$(449,000)	$1,803,000

Year Ended June 29, 2008	$1,113,000	$1,000,000	$-	$(727,000)	$1,386,000

(a)	Reduction in reserve due to write-off of accounts/notes receivable balances.
(b)	Amount represents opening balances from acquired businesses.

S-1