Form 10-Q
period 2010-09-26
1 800 FLOWERS COM INC
filed 2010-11-05
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( )       No (X)

The number of shares outstanding of each of the Registrant’s classes of common stock:

27,123,413
(Number of shares of Class A common stock outstanding as of November 1, 2010)

36,858,465
(Number of shares of Class B common stock outstanding as of November 1, 2010)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

INDEX
Page

Part I.	FiFinancial Information
Item 1.
Consolidated Financial Statements:

Consolidated Balance Sheets – September 26, 2010 (Unaudited) and
    June 27, 2010

Consolidated Statements of  Operations (Unaudited) – Three Months
    Ended September 26, 2010

Consolidated Statements of Cash Flows (Unaudited) –  Three Months
    Ended September 26, 2010

Notes to Consolidated Financial Statements (Unaudited)

1 2 3 4
Item 2. Item 3. Item 4.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	18 33 33
Part II.	Other Information
Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures	Legal Proceedings Risk Factors Unregistered Sales of Equity Securities and Use of Proceeds Defaults upon Senior Securities Removed and Reserved Other Information Exhibits	34 34 34 34 34 34 35 36

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 26, 2010	June 27, 2010

	(unaudited)

Assets
Current assets:
Cash and equivalents	$9,056	$27,843
Receivables, net	22,058	13,943
Inventories	70,990	45,121
Deferred tax assets	9,391	5,109
Prepaid and other	8,356	5,662
Total current assets	119,851	97,678

Property, plant and equipment, net	49,248	51,324
Goodwill	41,211	41,211
Other intangibles, net	40,444	41,042
Deferred tax assets	19,308	19,265
Other assets	5,525	5,566
Total assets	$275,587	$256,086

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$57,289	$59,914
Current maturities of long-term debt and obligations under capital leases	45,563	14,801

Total current liabilities	102,852	74,715
Long-term debt and obligations capital leases	41,465	45,707
Other liabilities	3,096	3,038
Total liabilities	147,413	123,460
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized 32,518,816 and 32,492,266 shares issued at September 26, 2010 and June 27, 2010, respectively	325	325
Class B common stock, $.01 par value, 200,000,000 shares authorized 42,138,465 shares issued at September 26, 2010 and June 27, 2010	421	421
Additional paid-in capital	286,170	285,515
Retained deficit	(125,601)	(120,477)
Accumulated other comprehensive loss, net of tax	(317)	(334)
Treasury stock, at cost – 5,465,046 Class A shares and 5,280,000 Class B shares at September 26, 2010 and June 27, 2010.	(32,824)	(32,824)
Total stockholders' equity	128,174	132,626
Total liabilities and stockholders' equity	$275,587	$256,086

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009

Net revenues	$104,521	$108,316
Cost of revenues	60,940	64,562
Gross profit	$43,581	$43,754

Operating expenses:
Marketing and sales	29,918	29,476
Technology and development	4,881	4,556
General and administrative	11,880	12,534
Depreciation and amortization	5,135	4,946
Total operating expenses	51,814	51,512

Operating loss	(8,233)	(7,758)

Other income (expense):
Interest income	29	14
Interest expense	(1,199)	(1,546)
Other	1	2
Total other income (expense), net	(1,169)	(1,530)

Loss from continuing operations before income taxes	(9,402)	(9,288)
Income tax benefit from continuing operations	4,278	3,622
Loss from continuing operations	(5,124)	(5,666)
Loss from discontinued operations	-	(2,638)
Income tax benefit from discontinued operations	-	1,029
Loss from discontinued operations	-	(1,609)
Net loss	$(5,124)	$(7,275)
Basic and diluted net loss per common share
From continuing operations	$(0.08)	$(0.09)
From discontinued operations	-	$(0.03)
Net loss per common share	$(0.08)	$(0.11)

Weighted average shares used in the calculation of basic and diluted net loss per common share	63,894	63,472

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009

Operating activities
Net loss	$(5,124)	$(7,275)
Reconciliation of net loss to net cash used in operating activities:
Loss from discontinued operations	-	(1,695)
Depreciation and amortization	5,135	4,861
Amortization of deferred financing costs	120	85
Deferred income taxes	(4,282)	(360)
Stock based compensation	655	1,053
Bad debt expense	458	309
Other	-	84
Changes in operating items
Receivables	(8,573)	(9,528)
Inventories	(25,869)	(28,617)
Prepaid and other	(2,694)	(1,675)
Accounts payable and accrued expenses	(2,625)	(4,290)
Other assets	(109)	(86)
Other liabilities	32	(2)
Net cash used in operating activities	(42,876)	(47,136)

Investing activities
Capital expenditures	(2,450)	(2,283)
Purchase of investment	-	(598)
Other, net	36	39
Investing activities of discontinued operations	-	(35)
Net cash used in investing activities	(2,414)	(2,877)
Financing activities
Proceeds from bank borrowings	30,000	29,000
Repayment of notes payable and bank borrowings	(3,000)	(5,087)
Debt issuance cost	(17)	-
Repayment of capital lease obligations	(480)	(485)
Net cash provided by financing activities	26,503	23,428
Net change in cash and equivalents	(18,787)	(26,585)
Cash and equivalents:
Beginning of period	27,843	29,562
End of period	$9,056	$2,977

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2011.

The balance sheet information at June 27, 2010 has been derived from the audited financial statements at that date, but doesn’t include all information or notes necessary for a complete presentation.

Accordingly, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

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

Comprehensive Income (Loss)

For the three months ended September 26, 2010 and September 27, 2009, the Company’s comprehensive losses were as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)

Net loss	$(5,124)	$(7,275)
Change in fair value of cash flow hedge, net of tax	17	(279)
Comprehensive loss	$(5,107)	$(7,554)

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended September 26, 2010 and September 27, 2009, respectively, as their inclusion would be antidilutive.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 to the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)

Stock options	$289	$495
Restricted stock awards	366	558
Total	655	1,053
Deferred income tax benefit	216	322
Stock-based compensation expense, net	$439	$731

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)

Marketing and sales	$262	$458
Technology and development	131	229
General and administrative	262	366
Total	$655	$1,053

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009

Weighted average fair value of options granted	$1.01	$1.63
Expected volatility	69.0%	62.0%
Expected life	5.6 yrs	5.6 yrs
Risk-free interest rate	1.36%	2.48%
Expected dividend yield	0.0%	0.0%

The following table summarizes stock option activity during the three months ended September 26, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at June 27, 2010	6,890,089	$6.50
Granted	27,000	$1.69
Exercised	-	$-
Forfeited	(162,451)	$4.79
Outstanding at September 26, 2010	6,754,638	$6.52	3.3 years	$4

Options vested or expected to vest at September 26, 2010	6,667,026	$6.56	3.2 years	$3
Exercisable at September 26, 2010	5,517,204	$7.14	2.6 years	$-

As of September 26, 2010, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $1.4 million and the weighted average period over which these awards are expected to be recognized was 1.9 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 26, 2010:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 27, 2010	1,661,811	$4.35
Granted	29,334	$1.69
Vested	(26,550)	$4.15
Forfeited	(146,005)	$4.32
Non-vested at September 26, 2010	1,518,590	$4.30

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of September 26, 2010, there was $2.8 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.3 years.

Note 4 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 26, 2010	June 27, 2010
	(in thousands)
Finished goods	$44,295	$23,611
Work-in-Process	17,166	13,390
Raw materials	9,529	8,120
	$70,990	$45,121

Note 5 – Goodwill and Intangible Assets

The carrying amount of goodwill is as follows:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
			(in thousands)

Balance at June 27, 2010	$5,728	$-	$35,483	$41,211

Other	-	-	-	-
Balance at September 26, 2010	$5,728	$-	$35,483	$41,211

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and other indefinite lived intangibles are subject to an assessment for impairment, which must be performed annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s other intangible assets consist of the following:

		September 26, 2010			June 27, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$5,314	$5,314	$-	$5,314	$5,314	$-
Customer lists	3 - 10 years	15,695	7,259	8,436	15,695	6,758	8,937
Other	5 - 8 years	2,388	1,458	930	2,388	1,351	1,037
		23,397	14,031	9,366	23,397	13,423	9,974

Intangible assets with indefinite lives	-	31,078	-	31,078	31,068	-	31,068
Total identifiable intangible assets		$54,475	$14,031	40,444	$54,465	$13,423	$41,042

Future estimated amortization expense is as follows: remainder of fiscal 2011 - $1.6 million, fiscal 2012 - $1.6 million, fiscal 2013 - $1.5 million, fiscal 2014 - $1.2 million, fiscal 2015 - $1.2 million and thereafter - $2.3 million.

Note 6 – Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	September 26, 2010	June 27, 2010
	(in thousands)
Term loan (1)	$54,000	$57,000
Revolving line of credit (1)	30,000	-
Obligations under capital leases (2)	3,028	3,508
	87,028	60,508
Less current maturities of long-term debt and obligations under capital leases	45,563	14,801
	$41,465	$45,707

(1)
On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 28, 2009, also revised certain financial and non-financial covenants.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Outstanding amounts under the 2010 Credit Facility will bear interest at the Company’s option of either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio.

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

Note 7-Fair Value Measurements

The Company’s non-financial assets, such as definite lived, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when impairment indicators are present.  Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present as required under the accounting standards.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet.  The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Total as of September 26, 2010	Level 1	Level 2	Level 3
			(in thousands)
Interest rate swap (1)	($584)	-	($584)	-

(1) Included in other long-term liabilities on the consolidated balance sheet.

Note 8 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate from continuing operations for the three months ended September 26, 2010 was 45.5%, compared to 39.0% during the comparative three months ended September 27, 2009. The effective rates for fiscal 2011 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Internal Revenue Service has completed its examination of the Company’s federal income tax returns through fiscal 2009. Certain state returns remain subject to examination where the statute remains open from fiscal 2004. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

Note 9 – Business Segments

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

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead (see footnote (1) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include depreciation and amortization, goodwill and intangible impairment, other income, and income taxes, or stock-based compensation and severance and restructuring costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

	Three Months Ended
Net revenues	September 26, 2010	September 27, 2009 (2)
	(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral	$62,603	$68,034
BloomNet Wire Service	14,959	13,785
Gourmet Food & Gift Baskets	26,909	26,707
Corporate	215	126
Intercompany eliminations	(165)	(336)
Total net revenues	$104,521	$108,316

	Three Months Ended
Operating Income	September 26, 2010	September 27, 2009 (2)
	(in thousands)

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$5,353	$7,344
Bloomnet Wire Service	4,299	4,105
Gourmet Food & Gift Baskets	(2,074)	(2,881)
Category Contribution Margin Subtotal	$7,578	$8,568
Corporate	(10,676)	(11,380)
Depreciation and amortization	(5,135)	(4,946)
Operating loss	$(8,233)	$(7,758)

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

(2) Certain balances in the prior fiscal year have been reclassified to conform to the presentation in the current fiscal year. During the second quarter of fiscal 2010, the Company launched its 1-800-Baskets brand. Products within this business are now being managed within the Gourmet Food & Gift Baskets segment, resulting in a change to our reportable segment structure. Gift basket products, formerly included in the Consumer Floral reportable segment are now included in the Gourmet Food & Gift Baskets segment. These changes have been reflected in the Company’s segment reporting for all periods presented.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Discontinued Operations

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

Results for discontinued operations are as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
(in thousands)

Net revenues from discontinued operations	-	$17,354

Operating loss from discontinued operations	-	(2,638)

Income tax benefit from discontinued operations	-	(1,029)

Loss from discontinued operations	-	(1,609)

Note 11 – Commitments and Contingencies

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

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM's Mobile Flower & Gift Center was named winner of the RIS (Retail Info Systems) 2010 Mobile App of the Year Award in the "Best Shopping" category. 1-800-FLOWERS.COM was also rated number one vs. competitors for customer satisfaction by STELLAService. The Company's BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl's® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-BASKETS.COM® (www.1800baskets.com); and wine gifts from Winetasting.com® (www.winetasting.com). The Company's Celebrations® brand (www.celebrations.com) is a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly "green" programs as well as various philanthropic and charitable efforts.

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

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$62,603	$68,034	(8.0%)
BloomNet Wire Service	14,959	13,785	8.5%
Gourmet Food & Gift Baskets	26,909	26,707	0.8%
Corporate (*)	215	126	70.6%
Intercompany eliminations	(165)	(336)	(50.9%)
Total net revenues from continuing operations	$104,521	$108,316	(3.5%)

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$23,839	$25,121	(5.1%)
	38.1%	36.9%

BloomNet Wire Service	8,463	8,022	5.5%
	56.6%	58.2%

Gourmet Food & Gift Baskets	11,204	10,517	6.5%
	41.6%	39.4%

Corporate (*)	75	94	(20.2%)
	34.9%	74.6%

Intercompany eliminations	-	-
Total gross profit from continuing operations	$43,581	$43,754	(0.4%)
	41.7%	40.4%

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Category contribution margin from continuing operations:
1-800-Flowers.com Consumer Floral	$5,353	$7,344	(27.1%)
BloomNet Wire Service	4,299	4,105	4.7%
Gourmet Food & Gift Baskets	(2,074)	(2,881)	28.0%
Category contribution margin subtotal	$7,578	$8,568	(11.6%)
Corporate (*)	(10,676)	(11,380)	6.2%
EBITDA from continuing operations	$(3,098)	$(2,812)	(10.2%)
	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Discontinued operations:
Net revenues from discontinued operations	-	$17,354	-
Gross profit from discontinued operations	-	7,548	-
Contribution margin from discontinued operations	-	(2,119)	-

(*)    Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal,  and Executive and Customer Service Center functions, as well as Share-Based Compensation. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

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

Reconciliation of Net Loss from Continuing Operations to EBITDA from Continuing Operations:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)

Net loss from continuing operations	$(5,124)	$(5,666)
Add:
Interest expense	1,199	1,546
Depreciation and amortization	5,135	4,946
Less:
Income tax benefit	4,278	3,622
Interest income	29	14
Other income (expense)	1	2
EBITDA from continuing operations	$(3,098)	$(2,812)

Results of Operations

Net Revenues

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)
Net revenues:
E-Commerce	$71,213	$74,840	(4.8%)
Other	33,308	33,476	(0.5%)
Total net revenues	$104,521	$108,316	(3.5%)

During the three months ended September 26, 2010, revenues declined by 3.5% in comparison to the three months ended September 27, 2009 as a result of lower demand within the 1-800-Flowers Consumer Floral business, as well as the loss of revenues associated with a third-party marketing program which was discontinued in December 2009.  This decline was partially offset by sales growth in the Company’s BloomNet Wire Service business and e-commerce sales within the Gourmet Food and Gift Basket category.

The Company fulfilled approximately 1,136,000 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended September 26, 2010, representing a decline of 9.0% in comparison to the same period of the prior year. The Company's E-commerce average order value of $62.67, during the three months ended September 26, 2010, increased by 4.6% over the prior year period, reflecting the Company’s efforts to reduce promotional pricing.

Other revenues during the three months ended September 26, 2010 were relatively consistent with the prior year period as revenue growth within the BloomNet Wire Service business, due to improved floral wholesale product sales, was entirely offset by lower wholesale orders within the Gourmet Food and Gift Basket businesses and lower retail store sales due to unseasonably hot weather that impacted Fannie May retail store traffic in July and August of the current fiscal year.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations.  Net revenues during the three months ended September 26, 2010 decreased by 8.0% over the prior year period as a result of lower demand due to the economic climate, as well as the loss of revenues associated with a third-party marketing program which was discontinued in December 2009.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three months ended September 26, 2010 increased by 8.5% compared to the prior year as a result of increased wholesale product revenues, including the Company’s new exclusive Yankee Candle® products, as well as annualization of pricing initiatives and new product offerings within BloomNet’s core membership and transaction businesses.

The Gourmet Food & Gift Basket category includes the operations of 1-800-Baskets, Cheryl’s Cookies & Brownies, Fannie May Chocolates, The Popcorn Factory, The Winetasting Network and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, as well as wholesale operations.  Net revenue during the three months ended September 26, 2010 increased 0.8% over the prior year as a result of higher e-commerce orders, partially offset by lower wholesale orders and lower retail store sales due to unseasonably hot weather that negatively impacted Fannie May retail store traffic in July and August of 2010.

Gross Profit

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Gross profit	$43,581	$43,754	(0.4%)
Gross margin %	41.7%	40.4%

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

Gross profit decreased slightly during the three months ended September 26, 2010, due to the decline in revenues described above, while gross margin percentage increased 130 basis points, due to several factors including product mix, decreased promotional activity, improved manufacturing and supply chain operating efficiencies and reduced outbound shipping costs.

The 1-800-Flowers.com Consumer Floral category gross profit decreased by 5.1% during the three months ended September 26, 2010, due to the lower revenue as described above, including the impact of the discontinuation of the high margin third-party marketing program, while the gross profit margin percentage increased 120 basis points, due to the aforementioned decrease in promotional activity, which the Company expects to continue to see benefits from, in the form of improved gross profit margins, throughout the remainder of fiscal 2011.

The BloomNet Wire Service category gross profit increased by 5.5% during the three months ending September 26, 2010 as a result of the above mentioned increase in wholesale product revenue, which also caused the reduced  gross margin percentage, since these products bear lower margins.

The Gourmet Food & Gift Baskets category gross profit and gross profit margin percentage increased during the three months ended September 26, 2010 by 6.5% and 220 basis points, respectively, as a result of sales mix, which included higher e-commerce revenue, as well as improved gross margins from a combination of manufacturing efficiencies and reduced outbound shipping costs achieved through the Company’s sourcing initiatives within the category.

During the remainder of fiscal 2011, the Company expects its gross margin percentage will improve in comparison to fiscal 2010 as a result of a reduction in promotional activity and a shift in product mix, as well as improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Marketing and sales	$29,918	$29,476	1.5%
Percentage of net revenues	28.6%	27.2%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 1.5% during the three months ended September 26, 2010, primarily as a result of expenditures to fund future growth initiatives, including franchising, the Celebrations.com brand and enhancements to the floral supply chain.

During the three months ended September 26, 2010 the Company added approximately 340,000 new customers, and approximately 934,000 customers placed orders during the three months ended September 26, 2010, of which approximately 64% represented repeat customers, compared to 63% during the prior year period, reflecting the Company’s ongoing focus on deepening the relationship with its existing customers as their trusted resource for all their celebratory occasions.

Technology and Development Expense

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Technology and development	$4,881	$4,556	7.1%
Percentage of net revenues	4.7%	4.2%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three months ended September 26, 2010, technology and development expense increased by 7.1%, over the prior year period, as a result of increased labor/consulting costs to support and implement recent website improvements, partially offset by reductions in the cost of hosting the Company’s technology platforms, as a result of footprint reductions and sourcing savings.  During the three months ended September 26, 2010 and September 27, 2009, the Company expended $6.2 million and $6.3 million, respectively, on technology and development, of which $1.3 million and $1.7 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

General and administrative	$11,880	$12,534	(5.2%)
Percentage of net revenues	11.4%	11.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased by 5.2% during the three months ended September 26, 2010 compared to the prior year, as a result of decreased health insurance costs due to plan redesign and a decrease in legal fees associated with litigation which was settled in the prior year.

Depreciation and Amortization Expense

	Three Months Ended
	September 26, 2010	September 27, 2009	% Change
	(in thousands)

Depreciation and amortization	$5,135	$4,946	3.8%
Percentage of net revenues	4.9%	4.6%

Depreciation and amortization expense increased by 3.8% during the three months ended September 26, 2010, in comparison to the prior year, due to increased depreciation expense associated with increased short-lived capital additions for technology improvements, including the Company’s co-branded 1-800-BASKETS.com website.

Other Income (Expense)

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)

Interest income	$29	$14
Interest expense	(1,199)	(1,546)
Other	1	2
	$(1,169)	$(1,530)

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, partially offset by income earned on the Company’s available cash balances.

Interest expense decreased during the three months ended September 26, 2010 compared to the prior year period, as a result of reduced amounts outstanding under the Company’s term loans.

On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million.

Outstanding amounts under the 2010 Credit Facility will bear interest at the Company’s option of either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio.

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

Income Taxes

During the three months ended September 26, 2010 and September 27, 2009 the Company recorded an income tax benefit from continuing operations of $4.3 million and $3.6 million, respectively.  The Company's effective tax rate from continuing operations for the three months ended September 26, 2010 was 45.5%, compared to 39% during the prior year period.   These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children’s Gifts business. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital (net proceeds amounted to $10.5 million). Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
Discontinued Operations:
Net revenues from discontinued operations	-	$17,354
Gross profit from discontinued operations	-	7,548
Contribution margin from discontinued operations	-	(2,119)

Liquidity and Capital Resources

At September 26, 2010, the Company had working capital of $17.0 million, including cash and equivalents of $9.1 million, compared to working capital of $23.0 million, including cash and equivalents of $27.8 million, at June 27, 2010.

Net cash used in operating activities of $42.9 million for the three months ended September 26, 2010 was primarily related to the net loss for the quarter, as well as seasonal changes in working capital, including increases in inventory and receivables related to the upcoming holiday season.

Net cash used in investing activities of $2.4 million for the three months ended September 26, 2010 was primarily attributable to capital expenditures, primarily related to the Company's technology infrastructure.

Net cash provided by financing activities of $26.5 million for the three months ended September 26, 2010 was primarily from revolving credit borrowings required to fund seasonal working capital needs, net of the repayment of bank borrowings on outstanding term-loan debt and long-term capital lease obligations. The Company expects that all borrowings under its revolver, which amounted to $30 million at September 26, 2010, will be repaid by the end of its fiscal second quarter.

On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, amortized at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million.

Outstanding amounts under the 2010 Credit Facility will bear interest at the Company’s option of either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio.

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

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2010 Credit Facility will be a sufficient source of liquidity. The Company anticipates borrowing against the facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases will peak during its fiscal second quarter before being repaid prior to the end of that quarter.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 26, 2010, $12.3 million remains authorized but unused.

At September 26, 2010, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$90,031	$46,321	$34,524	$9,186	$-
Capital lease obligations, including interest	3,368	2,281	1,087	-	-
Operating lease obligations	50,456	11,624	19,223	11,462	8,147
Sublease obligations	4,761	2,188	1,973	539	61
Purchase commitments (*)	33,090	33,090	-	-	-

Total	$181,706	$95,504	$56,807	$21,187	$8,208

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

The Company performs an annual impairment test during its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired business is impaired

Capitalized Software

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

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.  Our Annual Report on Form 10-K filing for the fiscal year ended June 27, 2010 listed various important factors that could cause actual results to differ materially from expected and historic results.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”.   We incorporate that section of that Form 10-K in this filing and investors should refer to it.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of September 26, 2010, the Company’s outstanding debt, including current maturities, approximated $87.0 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.1 million during the three months ended September 26, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 26, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2010.

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the three months ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS

There were no material changes to the Company’s risk factors as discussed in Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of common stock during the three months ended September 26, 2010 which includes the period June 28, 2010 through September 26, 2010.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 26, 2010, $12.3 million remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

                            * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: November 5, 2010                                                                         /s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: November 5, 2010                                                                         /s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer