Form 10-Q
period 2010-12-26
1 800 FLOWERS COM INC
filed 2011-02-04
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010

or

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

Large accelerated filer (  )                                                                                                     Accelerated filer ☑
Non-accelerated filer (  ) Do not check if a smaller reporting company)               Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  (  )      No  (X)

The number of shares outstanding of each of the Registrant’s classes of common stock:

27,129,491
(Number of shares of Class A common stock outstanding as of January 31, 2010)

36,858,465
(Number of shares of Class B common stock outstanding as of January 31, 2010)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

INDEX
Page

Part I.	FiFinancial Information
Item 1.
Consolidated Financial Statements:

Consolidated Balance Sheets – December 26, 2010 (Unaudited) and
   June 27, 2010

Consolidated Statements of  Operations (Unaudited) – Three and Six
  Months Ended December 26, 2010 and December 27, 2009

Consolidated Statements of Cash Flows (Unaudited) –  Six Months
  Ended December 26, 2010 and December 27, 2009

Notes to Consolidated Financial Statements (Unaudited)

1 2 3 4
Item 2. Item 3. Item 4.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	13 24 24
Part II.	Other Information
Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures	Legal Proceedings Risk Factors Unregistered Sales of Equity Securities and Use of Proceeds Defaults upon Senior Securities (Removed and Reserved) Other Information Exhibits	25 25 25 25 25 25 25 26

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 26, 2010	June 27, 2010

	(unaudited)

Assets
Current assets:
Cash and equivalents	$17,708	$27,843
Receivables, net	40,168	13,943
Inventories	50,389	45,121
Deferred tax assets	5,711	5,109
Prepaid and other	7,313	5,662
Total current assets	121,289	97,678

Property, plant and equipment, net	49,776	51,324
Goodwill	41,211	41,211
Other intangibles, net	40,111	41,042
Deferred tax assets	13,159	19,265
Other assets	5,262	5,566
Total assets	$270,808	$256,086

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$71,509	$59,914
Current maturities of long-term debt and obligations under capital leases	16,326	14,801

Total current liabilities	87,835	74,715
Long-term debt and obligations capital leases	37,220	45,707
Other liabilities	2,961	3,038
Total liabilities	128,016	123,460
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized 32,649,798 and 32,492,266 shares issued at December 26, 2010 and June 27, 2010, respectively	326	325
Class B common stock, $.01 par value, 200,000,000 shares authorized 42,138,465 shares issued at December 26, 2010 and June 27, 2010	421	421
Additional paid-in capital	287,271	285,515
Retained deficit	(112,071)	(120,477)
Accumulated other comprehensive loss, net of tax	(233)	(334)
Treasury stock, at cost – 5,520,307 and 5,465,046 Class A shares at December 26, 2010 and June 27, 2010, respectively and 5,280,000 Class B shares	(39,922)	(32,824)
Total stockholders' equity	142,792	132,626
Total liabilities and stockholders' equity	$270,808	$256,086

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Net revenues	$235,402	$238,454	$339,923	$346,770
Cost of revenues	136,570	138,791	197,510	203,353
Gross profit	98,832	99,663	142,413	143,417
Operating expenses:
Marketing and sales	50,848	51,976	80,766	81,452
Technology and development	4,786	4,525	9,667	9,081
General and administrative	12,831	14,673	24,711	27,207
Depreciation and amortization	5,286	5,343	10,421	10,289
Total operating expenses	73,751	76,517	125,565	128,029
Operating income	25,081	23,146	16,848	15,388
Other income (expense):
Interest income	10	11	39	25
Interest expense	(1,310)	(1,985)	(2,509)	(3,531)
Other	2	13	3	15
Total other income (expense), net	(1,298)	(1,961)	(2,467)	(3,491)
Income from continuing operations before income taxes	23,783	21,185	14,381	11,897
Income tax expense from continuing operations	10,253	8,452	5,975	4,830
Income from continuing operations	13,530	12,733	8,406	7,067
Income from discontinued operations before income taxes	-	3,795	-	1,157
Income tax expense from discontinued operations	-	1,225	-	196
Income from discontinued operations	-	2,570	-	961
Net income	$13,530	$15,303	$8,406	$8,028

Basic and diluted net income per common share:
From continuing operations	$0.21	$0.20	$0.13	$0.11
From discontinued operations	-	0.04	-	0.02
Net income per common share	$0.21	$0.24	$0.13	$0.13

Weighted average shares used in the calculation of net income per common share
Basic	63,966	63,555	63,930	63,514
Diluted	64,801	64,070	64,692	63,969

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	December 26, 2010	December 27, 2009

Operating activities:
Net income	$8,406	$8,028
Reconciliation of net income to net cash provided by operating activities:
Operating activities of discontinued operations	-	12,668
Depreciation and amortization	10,421	10,118
Amortization of deferred financing costs	246	171
Deferred taxes	5,475	4,251
Loss on disposal of assets	-	3,289
Bad debt expense	974	984
Stock-based compensation	1,757	2,216
Other non-cash items	-	180
Changes in operating items, excluding the effects of acquisitions:
Receivables	(27,199)	(25,116)
Inventories	(5,268)	2,213
Prepaid and other	(1,651)	(2,230)
Accounts payable and accrued expenses	11,595	19,816
Other assets	(259)	(115)
Other liabilities	52	12
Net cash provided by operating activities	4,549	36,485

Investing activities:
Capital expenditures	(7,680)	(6,070)
Purchase of investment	-	(598)
Other, net	73	(1,091)
Investing activities of discontinued operations	-	(509)
Net cash used in investing activities	(7,607)	(8,268)

Financing activities:
Acquisition of treasury stock	(98)	(338)
Proceeds from bank borrowings	40,000	49,000
Repayment of notes payable and bank borrowings	(46,000)	(59,175)
Debt issuance costs	(17)	-
Repayment of capital lease obligations	(962)	(877)
Net cash used in financing activities	(7,077)	(11,390)
Net change in cash and equivalents	(10,135)	16,827
Cash and equivalents:
Beginning of period	27,843	29,562
End of period	$17,708	$46,389

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2011.

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

Comprehensive Income (Loss)

For the three and six months ended December 26, 2010 and December 27, 2009, the Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

		(in thousands)

Net income	$13,530	$15,303	$8,406	$8,028
Change in fair value of cash flow hedge, net of tax	84	3	101	(276)
Comprehensive income	$13,614	$15,306	$8,507	$7,752

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year have had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform with the presentation in the current fiscal year. During the second quarter of fiscal 2010, the Company launched its 1-800-Baskets brand. Products within this business are now being managed within the Gourmet Food & Gift Baskets segment. Gift basket products, formerly included in the Consumer Floral reportable segment are now included in the Gourmet Food & Gift Baskets segment. These changes have been reflected in the Company’s segment reporting for all periods presented.

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

		(in thousands, except per share data)
Numerator:
Income from continuing operations	$13,530	$12,733	$8,406	$7,067

Denominator:
Weighted average shares outstanding	63,966	63,555	63,930	63,514
Effect of dilutive securities:
Employee stock options (1)	-	6	-	3
Employee restricted stock awards	835	509	762	452
	835	515	762	455

Adjusted weighted-average shares and assumed conversions	64,801	64,070	64,692	63,969

Basic and diluted net income from continuing operations per common share	$0.21	$0.20	$0.13	$0.11

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.

(1)
The effect of options to purchase 7.4 million and 7.1 million shares during the three and six months ended December 26, 2010 and 8.5 million and 8.4 million shares during the three and six months ended December 27, 2009, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in thousands)

Stock options	$296	$551	$585	$1,046
Restricted stock awards	806	612	1,172	1,170
Total	1,102	1,163	1,757	2,216
Deferred income tax benefit	388	380	604	702
Stock-based compensation expense, net	$714	$783	$1,153	$1,514

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in thousands)

Marketing and sales	$430	$465	$692	$923
Technology and development	205	233	336	462
General and administrative	467	465	729	831
Total	$1,102	$1,163	$1,757	$2,216

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Weighted average fair value of options granted	$1.19	$1.89	$1.19	$1.75
Expected volatility	68.0%	63.0%	68.0%	62.0%
Expected life	7.6 yrs	5.6 yrs	7.6 yrs	5.6 yrs
Risk-free interest rate	1.27%	2.41%	1.27%	2.45%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock option activity during the three and six months ended December 26, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at June 27, 2010	6,890,089	$6.50
Granted	1,267,000	$1.79
Exercised	-	-
Forfeited	(1,184,233)	$3.96
Outstanding at December 26, 2010	6,972,856	$6.07	4.7 years	$1,257

Options vested or expected to vest at December 26, 2010	6,559,752	$6.33	4.4 years	$924
Exercisable at December 26, 2010	4,605,587	$7.85	2.9 years	$22

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of December 26, 2010, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.3 million and the weighted average period over which these awards are expected to be recognized was 4.7 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three and six months ended December 26, 2010:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 27, 2010	1,661,811	$4.35
Granted	2,593,464	$1.80
Vested	(157,532)	$8.05
Forfeited	(157,305)	$4.29
Non-vested at December 26, 2010	3,940,938	$2.52

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of December 26, 2010, there was $6.2 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.6 years.

Note 4 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 26, 2010	June 27, 2010
	(in thousands)
Finished goods	$25,535	$23,611
Work-in-Process	15,320	13,390
Raw materials	9,534	8,120
	$50,389	$45,121

Note 5 – Goodwill and Intangible Assets

The carrying amount of goodwill is as follows:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
			(in thousands)

Balance at June 27, 2010	$5,728	$-	$35,483	$41,211
Other	-	-	-	-
Balance at December 26, 2010	$5,728	$-	$35,483	$41,211

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

The Company’s other intangible assets consist of the following:

		December 26, 2010			June 27, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$5,314	$5,314	$-	$5,314	$5,314	$-
Customer lists	3 - 10 years	15,695	7,747	7,948	15,695	6,758	8,937
Other	5 - 8 years	2,388	1,555	833	2,388	1,351	1,037
		23,397	14,616	8,781	23,397	13,423	9,974

Trademarks with indefinite lives	-	31,330	-	31,330	31,068	-	31,068
Total identifiable intangible assets		$54,727	$14,616	$40,111	$54,465	$13,423	$41,042

Future estimated amortization expense is as follows: remainder of fiscal 2011 - $1.1 million, fiscal 2012 - $1.6 million, fiscal 2013 - $1.5 million, fiscal 2014 - $1.2 million, fiscal 2015 - $1.2 million, and thereafter - $2.2 million.

Note 6 – Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	December 26, 2010	June 27, 2010
	(in thousands)
Term loan (1)	$51,000	$57,000
Revolving line of credit (1)	-	-
Obligations under capital leases (2)	2,546	3,508
	53,546	60,508
Less current maturities of long-term debt and obligations under capital leases	16,326	14,801
	$37,220	$45,707

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating principal payments at the rate of 20% in year one, 25% in years two and three and 30% in year four.

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million. The 2010 Credit Facility, effective for covenant calculations as of March 28, 2010, also revised certain financial and non-financial covenants, including maintenance of certain financial ratios. The obligations of the Company and its subsidiaries under the 2010 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

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

Note 7-Fair Value Measurements

The Company’s non-financial assets, such as definite-lived intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when impairment indicators are present.   Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present, as required under the accounting standards.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet.  The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Total as of December 26, 2010	Level 1	Level 2	Level 3
			(in thousands)
Interest rate swap (1)	($428)	-	($428)	-

(1)	Included in other long-term liabilities on the consolidated balance sheet.

Note 8 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rates from continuing operations for the three and six months ended December 26, 2010 was 43.1% and 41.5%, respectively, compared to 39.9% and 40.6% in the prior year periods.  The effective rates for fiscal 2011 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items.

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

Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead (see footnote (**) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include depreciation and amortization, other income, income taxes, stock-based compensation and litigation costs, all of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by category.

	Three Months Ended		Six Months Ended
Net revenues	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral (*)	$82,574	$85,890	$145,177	$153,924
BloomNet Wire Service	16,219	14,753	31,178	28,538
Gourmet Food & Gift Baskets (*)	136,668	138,207	163,577	164,914
Corporate (**)	339	126	554	252
Intercompany eliminations	(398)	(522)	(563)	(858)
Total net revenues	$235,402	$238,454	$339,923	$346,770

	Three Months Ended		Six Months Ended
Operating Income	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in thousands)

Category Contribution Margin:
1-800-Flowers.com Consumer Floral (*)	$8,180	$7,578	$13,533	$14,922
Bloomnet Wire Service	5,363	4,691	9,662	8,796
Gourmet Food & Gift Baskets (*)	28,652	28,616	26,578	25,735
Category Contribution Margin Subtotal	42,195	40,885	49,773	49,453
Corporate (**)	(11,828)	(12,396)	(22,504)	(23,776)
Depreciation and amortization	(5,286)	(5,343)	(10,421)	(10,289)
Operating income	$25,081	$23,146	$16,848	$15,388

(*)   Certain balances in the prior fiscal year have been reclassified to conform to the presentation in the current fiscal year. During the second quarter of fiscal 2010, the Company launched its 1-800-Baskets brand. Products within this business are now being managed within the Gourmet Food & Gift Baskets segment.  Gift basket products, formerly included in the Consumer Floral reportable segment are now included in the Gourmet Food & Gift Baskets segment. These changes have been reflected in the Company’s segment reporting for all periods presented.

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

Note 10. Discontinued Operations

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children’s Gifts businesses. The Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in thousands)

Net revenues from discontinued operations	$-	$64,334	$-	$81,688

Operating income from discontinued operations	$-	$3,795	$-	$1,157

Income tax expense from discontinued operations	$-	$1,225	$-	$196

Income from discontinued operations	$-	$2,570	$-	$961

Note 11 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations  arising under the  Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  Plaintiffs seek to have this case certified as a class action and seek restitution and other damages, all in an amount in excess of $5 million.  The Company intends to defend this action vigorously.

In 2009, the United States Senate Committee on Commerce, Science and Transportation commenced an investigation of post-transaction marketing practices and the Company was one of many involved in that investigation. The Company fully complied with all requests from the committee. In addition, the Company received a civil investigative demand from the Attorney General of the State of New York regarding the same activities. The Company fully complied with that investigation, supplied the information sought and voluntarily entered into an Assurance of Discontinuance with the Attorney General’s Office in December 2010.  As part of the resolution of that matter, the Company paid the sum of $325,000 to a fund to be used for consumer education, consumer redress and costs and fees of the investigation.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results” and under Part I, Item 1A, of the Company's Annual Report on Form 10-K under the heading“Risk Factors”.

Overview

1-800-FLOWERS.COM,  is the world’s leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM’s Mobile Flower & Gift Center was named winner of the 2010 “Best Mobile App for E-commerce” by DPAC (Digiday’s Publishing & Advertising Awards) and RIS (Retail Info Systems) 2010 Mobile App of the Year Award in the “Best Shopping” category. 1-800-FLOWERS.COM was also rated number one vs. competitors for customer satisfaction by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service. 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 100: America’s Best Retail Web Sites” for 2011. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com ); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com ); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); and wine gifts from Winetasting.com® (www.winetasting.com). The Company’s Celebrations® brand (www.celebrations.com) is a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin or category “EBITDA” (earnings before interest, taxes, depreciation and amortization) from each of the Company’s business categories. Additionally, the table adjusts Category Contribution Margin to EBITDA and Adjusted EBITDA (adjusted for litigation settlements and the impact of the post sale 3rd party marketing agreement) and reconciles Net Income from continuing operations to EBITDA and Adjusted EBITDA, and reconciles Net Income from continuing operations to Adjusted Net Income. As noted previously, the Company’s Home & Children’s Gifts segment has been classified as discontinued operations and therefore excluded from category information below.

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$82,574	$85,890	(3.9%)	$145,177	$153,924	(5.7%)
BloomNet Wire Service	16,219	14,753	9.9%	31,178	28,538	9.3%
Gourmet Food & Gift Baskets (*)	136,668	138,207	(1.1%)	163,577	164,914	(0.8%)
Corporate (**)	339	126	169.0%	554	252	119.8%
Intercompany eliminations	(398)	(522)	(23.8%)	(563)	(858)	34.4%
Total net revenues from continuing operations	$235,402	$238,454	(1.3%)	$339,923	$346,770	(2.0%)

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$31,854	$32,856	(3.0%)	$55,693	$57,977	(3.9%)
	38.6%	38.3%		38.4%	37.7%

BloomNet Wire Service	9,086	8,569	6.0%	17,549	16,591	5.8%
	56.0%	58.1%		56.3%	58.1%

Gourmet Food & Gift Baskets (*)	57,679	58,132	(0.8%)	68,883	68,649	0.3%
	42.2%	42.1%		42.1%	41.6%

Corporate (**)	213	106	100.9%	288	200	44.0%
	62.8%	84.1%		52.0%	79.4%

Intercompany eliminations	-	-		-	-
Total gross profit from continuing operations	$98,832	$99,663	(0.8%)	$142,413	$143,417	(0.7%)
	42.0%	41.8%		41.9%	41.4%

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Category Contribution Margin and Adjusted EBITDA from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$8,180	$7,578	7.9%	$13,533	$14,922	(9.3%)
BloomNet Wire Service	5,363	4,691	14.3%	9,662	8,796	9.8%
Gourmet Food & Gift Baskets (*)	28,652	28,616	0.1%	26,578	25,735	3.3%
Category Contribution Margin Subtotal	42,195	40,885	3.2%	49,773	49,453	0.6%
Corporate (**)	(11,828)	(12,396)	4.6%	(22,504)	(23,776)	5.4%
EBITDA	30,367	28,489	6.6%	$27,269	$25,677	6.2%
Litigation settlement	-	898	-	-	898	-
Post sale 3rd party marketing agreement	-	(1,425)	-	-	(2,180)	-
Adjusted EBITDA (***)	$30,367	$27,962	8.6%	$27,269	$24,395	11.8%

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Discontinued Operations:
Net revenues	-	$64,334	-	-	$81,688	-
Gross profit	-	$31,158	-	-	$38,706	-
Contribution margin	-	$7,581	-	-	$5,462	-

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA from Continuing Operations:
Net income from continuing operations	$13,530	$12,733	$8,406	$7,067
Add:
Interest expense	1,310	1,985	2,509	3,531
Depreciation and amortization	5,286	5,343	10,421	10,289
Income tax expense	10,253	8,452	5,975	4,830
Less:
Interest income	10	11	39	25
Other income (expense)	2	13	3	15
EBITDA	$30,367	$28,489	$27,269	$25,677
Litigation settlement	-	898	-	898
Post sale 3rd party marketing agreement	-	(1,425)	-	(2,180)
Adjusted EBITDA (***)	$30,367	$27,962	$27,269	$24,395

	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in thousands)
Reconciliation of Income from Continuing Operations to Adjusted Income from Continuing Operations:
Income from continuing operations	$13,530	$12,733	$8,406	$7,067
Add:
Litigation settlement	-	898	-	898
Post sale 3rd party marketing agreement	-	(1,425)	-	(2,180)
Income tax expense associated with litigation settlement and post sale 3rd party marketing agreement	-	210	-	519
Adjusted net income from continuing operations	$13,530	$12,416	$8,406	$6,304

Adjusted net income per basic and diluted common share from continuing operations:
Basic	$0.21	$0.20	$0.13	$0.10
Diluted	$0.21	$0.19	$0.13	$0.10

Weighted average shares used in the calculation of net income per share from continuing operations:
Basic	63,966	63,555	63,930	63,514
Diluted	64,801	64,070	64,692	63,969

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

(***) Performance is measured based on category contribution margin or category Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), income taxes, nor does it include litigation settlements and the impact of the post sale 3rd party marketing agreement. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees.  The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence.  EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates.  EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Net revenues:
E-Commerce	$154,599	$151,660	1.9%	$225,812	$226,500	(0.3%)
Other	80,803	86,794	(6.9%)	114,111	120,270	(5.1%)
Total net revenues	$235,402	$238,454	(1.3%)	$339,923	$346,770	(2.0%)

During the three and six months ended December 26, 2010, revenues declined by 1.3% and 2.0%, respectively, in comparison to prior year periods as a result of reduced wholesale order volume from DesignPac Gifts, which is included within the Company’s Gourmet Food & Gift Baskets business, as well as the loss of revenues associated with a third-party marketing program which was discontinued in December 2009.  This decline was partially offset by e-commerce sales growth within the Gourmet Food and Gift Basket category, and by wholesale product growth within the BloomNet Wire Service business.

The Company fulfilled approximately 2,889,200 and 4,025,500 orders through its E-commerce sales channels (online and telephonic sales) during the three and six months ended December 26, 2010, a decrease of 0.4% and 3.0% from the same periods of the prior year. The Company's E-commerce average order value of $53.51 and $56.10 during the three and six months ended December 26, 2010, respectively, increased by 2.4% and 2.8% over the respective prior year periods, reflecting a reduction in promotional activities and sales mix.

Other revenues decreased 6.9% and 5.1% during the three and six months ended December 26, 2010, respectively,  primarily as a result of the aforementioned wholesale order decline within the Gourmet Food and Gift Basket category, offset in part by sales growth in the BloomNet Wire Service business.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and two company-owned and operated retail floral stores, as well as royalties from its franchise operations.  Net revenues during the three and six months ended December 26, 2010 decreased by 3.9% and 5.7% over the respective prior year periods, as a result of lower order volume, as well as the loss of high-margin revenues associated with a third-party marketing program which the Company ended in December 2009.  Although the 1-800-Flowers.com Consumer Floral category revenues declined in comparison to the prior periods, the trend is improving, as the Company believes it is on track to achieving its stated objectives for this category: to improve the sales trend, increase gross profit margin and enhance category contribution.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three and six months ended December 26, 2010 increased by 9.9% and 9.3% over the respective prior year periods, primarily as a result of increased wholesale product revenues, including the Company’s new exclusive Yankee Candle® products, as well as the annualization of pricing initiatives and new product offerings within BloomNet’s core membership and transaction businesses.

The Gourmet Food & Gift Basket category includes the operations of 1-800-Baskets, Cheryl’s Cookies & Brownies, Fannie May Chocolates, The Popcorn Factory, The Winetasting Network and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, as well as wholesale operations.  Net revenue during the three and six months ended December 26, 2010 decreased 1.1% and 0.8%, compared to the respective prior year periods, as a result of reduced wholesale basket orders from DesignPac, partially offset by e-commerce sales growth from the 1-800-Baskets.com and Cheryl’s brands, and retail store sales growth by the Fannie May brand.

Gross Profit

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Gross profit	$98,832	$99,663	(0.8%)	$142,413	$143,417	(0.7%)
Gross margin %	42.0%	41.8%		41.9%	41.4%

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

Gross profit decreased slightly during the three and six months ended December 26, 2010, due to the decline in revenues described above, while gross margin percentage increased 20 basis points and 50 basis points, respectively, due to several factors, including product mix, reduced promotional activities and improved manufacturing and supply chain operating efficiencies, which more than offset commodity price increases and the margin impact of the discontinued third party marketing program.

The 1-800-Flowers.com Consumer Floral category gross profit decreased by 3.0% and 3.9% during the three and six months ended December 26, 2010, respectively,  due to the lower revenue as described above, including the impact of the discontinuation of the third-party marketing program, while gross profit margin percentage increased 30 basis points and 70 basis points, respectively, due to the aforementioned decrease in promotional activity, which the Company expects to continue to see benefits from, throughout the remainder of fiscal 2011.

The BloomNet Wire Service category gross profit increased by 6.0% and 5.8% during the three and six months ended December 26, 2010 as a result of the above mentioned increase in wholesale product revenue, which also caused the reduced  gross margin percentage, since these products bear lower margins.

The Gourmet Food & Gift Basket category gross profit decreased by 0.8% during the three months ended December 26, 2010 as a result of the aforementioned lower wholesale order volume from DesignPac. Gross profit increased by 0.3% for the six month period ended December 26, 2010 as a result of sales mix, whereby higher margin e-commerce sales growth within the 1-800-Baskets and Cheryl’s brands and retail store revenue growth by the Fannie May brand, more that offset the impact of the loss of lower margin wholesale order volume from DesignPac.  Gross margin percentage increased by 10 and 50 basis points for the three and six months ended December 26, 2010, respectively, reflecting this change in sales mix, as well as improved margins resulting from manufacturing efficiencies within the category.

During the remainder of fiscal 2011, the Company expects its gross margin percentage will improve in comparison to fiscal 2010 as a result of a reduction in promotional activity, as well as improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Marketing and sales	$50,848	$51,976	(2.2%)	$80,766	$81,452	(0.8%)
Percentage of new revenues	21.6%	21.8%		23.8%	23.5%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased by 2.2% and 0.8% during the three and six months ended December 26, 2010, respectively, as a result of improved advertising effectiveness which allowed for reductions in spending, primarily within the Company’s 1-800-Flowers.com Consumer Floral category.

During the three and six months ended December 26, 2010 the Company added approximately 653,600 and 975,100 new E-commerce customers, respectively. Of the 1,638,600 and 2,572,100 total customers who placed E-commerce orders during the three and six months ended December 26, 2010, approximately 61.2% and 59.2%, respectively, represented repeat customers, compared to 60.4% and 58.9% during the respective prior year periods.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Technology and development	$4,786	$4,525	5.8%	$9,667	$9,081	6.5%
Percentage of net revenues	2.0%	1.9%		2.8%	2.6%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three and six months ended December 26, 2010, technology and development expense increased by 5.8% and 6.5% over the respective prior year period, as a result of increased labor/consulting costs to support and implement recent website improvements, partially offset by reductions in the cost of hosting the Company’s technology platforms, as a result of footprint reductions and sourcing savings.

During the three and six months ended December 26, 2010, the Company expended $8.1 million and $14.3 million, respectively, on technology and development, of which $3.3 million and $4.6 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
General and administrative	$12,831	$14,673	(12.6%)	$24,711	$27,207	(9.2%)
Percentage of net revenues	5.5%	6.2%		7.3%	7.8%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased by 12.6% and 9.2% during the three and six months ended December 26, 2010, respectively, compared to the prior year, as a result of decreased legal fees associated with litigation which was settled in the prior year, and decreased health insurance costs due to plan redesign.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
			(in thousands)
Depreciation and amortization	$5,286	$5,343	(1.1%)	$10,421	$10,289	1.3%
Percentage of net revenues	2.2%	2.2%		3.1%	3.0%

Depreciation and amortization expense during the three and six months ended December 26, 2010 was relatively consistent with the prior year periods.

Other Income (Expense)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)

Interest income	$10	$11	$39	$25
Interest expense	(1,310)	(1,985)	(2,509)	(3,531)
Other	2	13	3	15
	$(1,298)	$(1,961)	$(2,467)	$(3,491)

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, partially offset by income earned on the Company’s available cash balances.

Interest expense decreased during the three and six months ended December 26, 2010 compared to the prior year period, as a result of reduced amounts outstanding under the Company’s term loans and reduced borrowing costs.

On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating payments at the rate of 20% in year one, 25% in years two and three and 30% in year four.

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

Income Taxes

During the three and six months ended December 26, 2010 the Company recorded income tax expense from continuing operations of $10.3 million and $6.0 million, respectively, compared to $8.5 million and $4.8 million in the respective prior year periods.  The Company's effective tax rate from continuing operations for the three and six months ended December 26, 2010 was 43.1% and 41.5%, respectively, compared to 39.9% and 40.6% in the prior year periods.   These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

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

Results for discontinued operations are as follows:

	Three Months Ended			Six Months Ended
	December 26, 2010	December 27, 2009	% Change	December 26, 2010	December 27, 2009	% Change
	(in thousands)
Discontinued Operations:
Net revenues from discontinued operations	-	$64,334	-	-	$81,688	-
Gross Profit from discontinued operations	-	$31,158	-	-	$38,706	-
Contribution margin from discontinued operations	-	$7,581	-	-	$5,462	-

Liquidity and Capital Resources

At December 26, 2010, the Company had working capital of $33.5 million, including cash and equivalents of $17.7 million, compared to working capital of $23.0 million, including cash and equivalents of $27.8 million, at June 27, 2010.

Net cash provided by operating activities of $4.5 million for the six months ended December 26, 2010 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization, deferred income taxes, and stock-based compensation, as well as seasonal changes in working capital, including an increase in inventory for the upcoming Valentine’s Day/spring selling season, and increases in accounts receivable and accounts payable related to  the Christmas holiday season which occurred at quarter end.

Net cash used in investing activities of $7.6 million for the six months ended December 26, 2010 was primarily attributable to capital expenditures, primarily related to the Company's technology infrastructure.

Net cash used in financing activities of $7.1 million for the six months ended December 26, 2010 was primarily for the repayment of bank borrowings on outstanding debt and long-term capital lease obligations.  All borrowings under the Company’s revolving credit facility were repaid by the end of the fiscal second quarter.

On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating payments at the rate of 20% in year one, 25% in years two and three and 30% in year four.

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

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2010 Credit Facility will be a sufficient source of liquidity. The Company typically borrows against the facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases which peak during its fiscal second quarter before being repaid prior to the end of that quarter.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 26, 2010, $12.2 million remains authorized but unused.

At December 26, 2010, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$56,194	$16,793	$34,840	$4,561	$-
Capital lease obligations, including interest	2,824	2,281	543	-	-
Operating lease obligations	59,114	11,529	20,518	12,367	14,700
Sublease obligations	4,655	2,073	1,982	539	61
Purchase commitments (*)	23,278	23,278	-	-	-
Total	$146,065	$55,954	$57,883	$17,467	$14,761

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases.  These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of December 26, 2010, the Company’s outstanding debt, including current maturities, approximated $53.5 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three and six months ended December 26, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 26, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2010.

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the three months ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations  arising under the  Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  Plaintiffs seek to have this case certified as a class action and seek restitution and other damages, all in an amount in excess of $5 million.  The Company intends to defend this action vigorously.

In 2009, the United States Senate Committee on Commerce, Science and Transportation commenced an investigation of post-transaction marketing practices and the Company was one of many involved in that investigation. The Company fully complied with all requests from the committee. In addition, the Company received a civil investigative demand from the Attorney General of the State of New York regarding the same activities. The Company fully complied with that investigation, supplied the information sought and voluntarily entered into an Assurance of Discontinuance with the Attorney General’s Office in December 2010.  As part of the resolution of that matter, the Company paid the sum of $325,000 to a fund to be used for consumer education, consumer redress and costs and fees of the investigation.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part I, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2011, which includes the period June 28, 2010 through December 26, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

	(in thousands, except average price paid per share)

6/28/10 – 7/25/10	-	$-	-	$12,278
7/26/10 – 8/22/10	7.7	$1.69	7.7	$12,265
8/23/10 – 9/26/10	1.8	$2.35	1.8	$12,261
9/27/10 – 10/24/10	19.0	$1.76	19.0	$12,228
10/25/10 – 11/21/10	26.9	$1.78	26.9	$12,180
11/22/10 – 12/26/10	-	$-	-	$12,180

Total	55.4	$1.78	55.4

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 26, 2010, $12.2 million remains authorized but unused.

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: February 4, 2011                                                                          /s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: February 4, 2011                                                                          /s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer