Form 10-Q/A
period 2010-12-26
1 800 FLOWERS COM INC
filed 2011-03-11
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

27,129,491
(Number of shares of Class A common stock outstanding as of January 31, 2011)

36,858,465
(Number of shares of Class B common stock outstanding as of January 31, 2011)

1-800-FLOWERS.COM, Inc.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-A for the period ended December 26, 2010, is to correct a typographical error on the Treasury Stock line item on our Balance Sheet. This error did not effect any other items on the Balance Sheet.

No other changes have been made to the Form 10-Q other than the one described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filings date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 26, 2010	June 27, 2010

	(unaudited)

Assets
Current assets:
Cash and equivalents	$17,708	$27,843
Receivables, net	40,168	13,943
Inventories	50,389	45,121
Deferred tax assets	5,711	5,109
Prepaid and other	7,313	5,662
Total current assets	121,289	97,678

Property, plant and equipment, net	49,776	51,324
Goodwill	41,211	41,211
Other intangibles, net	40,111	41,042
Deferred tax assets	13,159	19,265
Other assets	5,262	5,566
Total assets	$270,808	$256,086

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$71,509	$59,914
Current maturities of long-term debt and obligations under capital leases	16,326	14,801
Total current liabilities	87,835	74,715
Long-term debt and obligations capital leases	37,220	45,707
Other liabilities	2,961	3,038
Total liabilities	128,016	123,460
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized 32,649,798 and 32,492,266 shares issued at December 26, 2010 and June 27, 2010, respectively	326	325
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at December 26, 2010 and June 27, 2010	421	421
Additional paid-in capital	287,271	285,515
Retained deficit	(112,071)	(120,477)
Accumulated other comprehensive loss, net of tax	(233)	(334)
Treasury stock, at cost – 5,520,307 and 5,465,046 Class A shares at December 26, 2010 and June 27, 2010, respectively and 5,280,000 Class B shares	(32,922)	(32,824)
Total stockholders' equity	142,792	132,626
Total liabilities and stockholders' equity	$270,808	$256,086

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: March 11, 2011                                                                             /s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: March 11, 2011                                                                             /s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer