Form 10-Q
period 2011-03-27
1 800 FLOWERS COM INC
filed 2011-05-05
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011

or

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

Large accelerated filer (  )                                                                                                     Accelerated filer (X)
Non-accelerated filer (  ) Do not check if a smaller reporting company)               Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  (  )      No  (X)

The number of shares outstanding of each of the Registrant’s classes of common stock:

27,150,683
(Number of shares of Class A common stock outstanding as of May 2, 2011)

36,858,465
(Number of shares of Class B common stock outstanding as of May 2, 2011)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

INDEX
Page

Part I.	FiFinancial Information
Item 1.
Consolidated Financial Statements:

Consolidated Balance Sheets – March 27, 2011 (Unaudited) and
   June 27, 2010

Consolidated Statements of  Operations (Unaudited) – Three and Nine
   Months Ended March 27, 2011 and March 28, 2010

Consolidated Statements of Cash Flows (Unaudited) –  Nine Months
   Ended March 27, 2011 and March 28, 2010

Notes to Consolidated Financial Statements (Unaudited)
1 2 3 4
Item 2. Item 3. Item 4.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	14 25 26
Part II.	Other Information
Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures	Legal Proceedings Risk Factors Unregistered Sales of Equity Securities and Use of Proceeds Defaults upon Senior Securities (Removed and Reserved) Other Information Exhibits	27 27 27 28 28 28 28 29

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 27, 2011	June 27, 2010

	(unaudited)

Assets
Current assets:
Cash and equivalents	$16,824	$27,843
Receivables, net	20,331	13,943
Inventories	52,528	45,121
Deferred tax assets	6,099	5,109
Prepaid and other	8,483	5,662
Total current assets	104,265	97,678

Property, plant and equipment, net	48,719	51,324
Goodwill	41,519	41,211
Other intangibles, net	40,373	41,042
Deferred tax assets	14,877	19,265
Other assets	5,042	5,566
Total assets	$254,795	$256,086

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$60,628	$59,914
Current maturities of long-term debt and capital leases	16,893	14,801
Total current liabilities	77,521	74,715
Long-term debt and capital leases	33,166	45,707
Other liabilities	2,800	3,038
Total liabilities	113,487	123,460
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized 32,671,798 and 32,492,266 shares issued at March 27, 2011 and June 27, 2010, respectively	327	325
Class B common stock, $.01 par value, 200,000,000 shares authorized 42,138,465 shares issued at March 27, 2011 and June 27, 2010	421	421
Additional paid-in capital	288,421	285,515
Retained deficit	(114,747)	(120,477)
Accumulated other comprehensive loss, net of tax	(189)	(334)
Treasury stock, at cost – 5,521,115 and 5,465,046 Class A shares at March 27, 2011 and June 27, 2010, respectively and 5,280,000 Class B shares	(32,925)	(32,824)
Total stockholders' equity	141,308	132,626
Total liabilities and stockholders' equity	$254,795	$256,086

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Net revenues	$162,779	$155,513	$502,702	$502,283
Cost of revenues	99,574	96,100	297,084	299,453
Gross profit	63,205	59,413	205,618	202,830
Operating expenses:
Marketing and sales	43,812	46,729	124,578	128,181
Technology and development	5,179	4,183	14,846	13,264
General and administrative	12,930	11,297	37,641	38,504
Depreciation and amortization	5,230	5,482	15,651	15,771
Total operating expenses	67,151	67,691	192,716	195,720
Operating income (loss)	(3,946)	(8,278)	12,902	7,110
Other income (expense):
Interest income	26	93	68	134
Interest expense	(880)	(1,212)	(3,389)	(4,744)
Total other income (expense), net	(854)	(1,119)	(3,321)	(4,610)

Income (loss) from continuing operations before income taxes	(4,800)	(9,397)	9,581	2,500
Income tax expense (benefit) from continuing operations	(2,124)	(3,468)	3,851	1,362
Income (loss) from continuing operations	(2,676)	(5,929)	5,730	1,138
Loss from discontinued operations before income taxes	-	(1,712)	-	(555)
Income tax benefit from discontinued operations	-	(345)	-	(150)
Loss from discontinued operations	-	(1,367)	-	(405)
Net income (loss)	$(2,676)	$(7,296)	$5,730	$733

Basic and diluted net income (loss) per common share:
From continuing operations	$(0.04)	$(0.09)	$0.09	$0.02
From discontinued operations	-	(0.02)	-	(0.01)
Net income (loss) per common share	$(0.04)	$(0.11)	$0.09	$0.01

Weighted average shares used in the calculation of net income (loss) per common share
Basic	63,999	63,687	63,953	63,571
Diluted	63,999	63,687	65,083	64,037

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 27, 2011	March 28, 2010

Operating activities:
Net income	$5,730	$733
Reconciliation of net income to net cash provided by operating activities:
Loss/impairment from discontinued operation	-	4,015
Operating activities of discontinued operations	-	10,534
Depreciation and amortization	15,651	15,515
Amortization of deferred financing costs	360	256
Deferred taxes	3,332	5,258
Bad debt expense	1,316	1,470
Stock-based compensation	2,857	2,907
Other non-cash items	7	302
Changes in operating items, excluding the effects of acquisitions:
Receivables	(7,704)	(13,401)
Inventories	(7,054)	844
Prepaid and other	(2,823)	(1,084)
Accounts payable and accrued expenses	714	198
Other assets	(558)	(1,292)
Other liabilities	(25)	219
Net cash provided by operating activities	11,803	26,474

Investing activities:
Acquisitions	(1,450)	-
Proceeds from sale of business	-	10,066
Capital expenditures	(11,038)	(10,100)
Purchase of investment	-	(598)
Other, net	184	239
Investing activities of discontinued operations	-	(78)
Net cash used in investing activities	(12,304)	(471)

Financing activities:
Acquisition of treasury stock	(101)	(672)
Proceeds from exercise of employee stock options	49	-
Proceeds from bank borrowings	40,000	49,000
Repayment of notes payable and bank borrowings	(49,000)	(64,262)
Debt issuance costs	(17)	-
Repayment of capital lease obligations	(1,449)	(1,608)
Net cash used in financing activities	(10,518)	(17,542)
Net change in cash and equivalents	(11,019)	8,461
Cash and equivalents:
Beginning of period	27,843	29,562
End of period	$16,824	$38,023

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2011.

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

Comprehensive Income (Loss)

For the three and nine months ended March 27, 2011 and March 28, 2010, the Company’s comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

		(in thousands)

Net income (loss)	$(2,676)	$(7,296)	$5,730	$733
Change in fair value of cash flow hedge, net of tax	44	(41)	128	(320)
Comprehensive income (loss)	$(2,632)	$(7,337)	$5,858	$413

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Reclassifications

Certain balances in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year. During the second quarter of fiscal 2010, the Company launched its 1-800-Baskets brand. Products within this business are now being managed within the Gourmet Food & Gift Baskets segment. Gift basket products, formerly included in the Consumer Floral reportable segment are now included in the Gourmet Food & Gift Baskets segment. These changes have been reflected in the Company’s segment reporting for all periods presented.

Note 2 – Net Income (loss) Per Common Share

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

		(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(2,676)	$(5,929)	$5,730	$1,138

Denominator:
Weighted average shares outstanding	63,999	63,687	63,953	63,571
Effect of dilutive securities:
Employee stock options (1)	-	-	-	8
Employee restricted stock awards	-	-	1,130	458
	-	-	1,130	466

Adjusted weighted-average shares and assumed conversions	63,999	63,687	65,083	64,037

Basic and diluted net income (loss) from
continuing operations per common share	$(0.04)	$(0.09)	$0.09	$0.02

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.  Diluted net loss per share excludes the effect of potential common shares (consisting primarily of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive.

(1)
The effect of options to purchase 6.8 million and 7.1 million shares during the three and nine months ended March 27, 2011 and 8.2 million and 8.4 million shares during the three and nine months ended March 28, 2010, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
		(in thousands)

Stock options	$296	$244	$881	$1,290
Restricted stock awards	804	451	1,976	1,617
Total	1,100	695	2,857	2,907
Deferred income tax benefit	(388)	(222)	(992)	(924)
Stock-based compensation expense, net	$712	$473	1,865	$1,983

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
		(in thousands)

Marketing and sales	$424	$278	$1,116	$1,197
Technology and development	198	139	534	601
General and administrative	478	278	1,207	1,109
Total	1,100	$695	2,857	$2,907

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Weighted average fair value of options granted	$1.73	$1.18	$1.19	$1.71
Expected volatility	69.4%	65.2%	68.0%	62.7%
Expected life	5.9 yrs	5.6 yrs	7.5 yrs	5.6 yrs
Risk-free interest rate	2.02%	2.47%	1.28%	2.45%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock option activity during the nine months ended March 27, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at June 27, 2010	6,890,089	$6.50
Granted	1,279,500	$1.80
Exercised	(20,000)	$2.44
Forfeited	(1,238,073)	$3.90
Outstanding at March 27, 2011	6,911,516	$6.10	4.4 years	$1,870

Options vested or expected to vest at March 27, 2011	6,535,896	$6.34	4.1 years	$1,417
Exercisable at March 27, 2011	4,598,164	$7.86	2.7 years	$59

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of March 27, 2011, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.0 million and the weighted average period over which these awards are expected to be recognized was 4.4 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 27, 2011:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 27, 2010	1,661,811	$4.35
Granted	2,604,464	$1.80
Vested	(159,532)	$8.05
Forfeited	(252,408)	$3.69
Non-vested at March 27, 2011	3,854,335	$2.51

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of March 27, 2011, there was $5.2 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.1 years.

Note 4 – Acquisition of Selected Assets of Mrs. Beasley’s

The Company accounts for business combinations using the purchase method of accounting. Under the purchase method of accounting for business combinations, the purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Operating results of the acquired entity is reflected in the Company’s consolidated financial statements from date of acquisition.

On March 9, 2011, the Company acquired selected assets of Mrs. Beasley’s Bakery, LLC (Mrs. Beasley’s), a baker and marketer of cakes, muffins and gourmet gift baskets for cash consideration of approximately $1.4 million. The acquisition included inventory and certain manufacturing equipment, which was consolidated within the Company’s baked goods manufacturing facilities. This acquisition expands the breadth of the Company's baked goods and gourmet gift baskets product line. Revenue and operating results of the acquired business were insignificant to the Company’s consolidated operating results during the three and nine month periods ended March 27, 2011.  Revenues associated with the acquired business is expected to approximate $4.0 million annually.

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company is in the process of finalizing its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Mrs. Beasley’s. This will result in potential adjustments to the carrying value of Mrs. Beasley’s recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.  The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Mrs. Beasley’s:

Mrs. Beasley’s Purchase Price Allocation
(in thousands)
Current assets	$353
Property, plant and equipment	204
Intangible assets	585
Goodwill	308
Total assets acquired	1,450

Total liabilities assumed	-
Net assets acquired	$1,450

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 27, 2011	June 27, 2010
	(in thousands)
Finished goods	$27,573	$23,611
Work-in-Process	16,240	13,390
Raw materials	8,715	8,120
	$52,528	$45,121

Note 6 – Goodwill and Intangible Assets

The carrying amount of goodwill is as follows:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
			(in thousands)

Balance at June 27, 2010	$5,728	$-	$35,483	$41,211

Acquisition of Mrs. Beasley's	-	-	308	308
Balance at March 27, 2011	$5,728	$-	$35,791	$41,519

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

The Company’s other intangible assets consist of the following:

		March 27, 2011			June 27, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$5,314	$5,314	$-	$5,314	$5,314	$-
Customer lists	3 - 10 years	15,729	8,261	7,468	15,695	6,758	8,937
Other	5 - 8 years	2,528	1,659	869	2,388	1,351	1,037
		23,571	15,234	8,337	23,397	13,423	9,974

Trademarks with indefinite lives	-	32,036	-	32,036	31,068	-	31,068
Total identifiable intangible assets		$55,607	$15,234	$40,373	$54,465	$13,423	$41,042

Future estimated amortization expense is as follows: remainder of fiscal 2011 - $0.5 million, fiscal 2012 - $1.6 million, fiscal 2013 - $1.6 million, fiscal 2014 - $1.2 million, fiscal 2015 - $1.2 million, and thereafter - $2.2 million.

Note 7 – Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	March 27, 2011	June 27, 2010
	(in thousands)
Term loan (1)	$48,000	$57,000
Revolving line of credit (1)	-	-
Obligations under capital leases (2)	2,059	3,508
	50,059	60,508
Less current maturities of long-term debt and obligations under capital leases	16,893	14,801
	$33,166	$45,707

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

Note 8 – Fair Value Measurements

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

1-800-FLOWERS.COM, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.  Although no trading market exists the Company believes that the carrying amount of its debt approximates fair value.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet.  The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Total as of March 27, 2011	Level 1	Level 2	Level 3
			(in thousands)
Interest rate swap (1)	($344)	-	($344)	-

(1)	Included in other long-term liabilities on the consolidated balance sheet.

Note 9 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rates from continuing operations for the three and nine months ended March 27, 2011 was 44.3% and 40.2%, respectively, compared to 36.9% and 54.4% in the prior year periods.  The effective rates for fiscal 2011 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

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

	Three Months Ended		Nine Months Ended
Net revenues	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
		(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral (*)	$100,341	$95,341	$245,518	$249,265
BloomNet Wire Service	20,765	17,706	51,943	46,244
Gourmet Food & Gift Baskets (*)	41,877	42,617	205,454	207,531
Corporate (**)	301	349	855	601
Intercompany eliminations	(505)	(500)	(1,068)	(1,358)
Total net revenues	$162,779	$155,513	$502,702	$502,283

	Three Months Ended		Nine Months Ended
Operating Income	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
		(in thousands)

Category Contribution Margin:
1-800-Flowers.com Consumer Floral (*)	$7,981	$(241)	$21,513	$14,682
Bloomnet Wire Service	5,345	5,276	15,007	14,072
Gourmet Food & Gift Baskets (*)	129	1,186	26,708	26,920
Category Contribution Margin Subtotal	13,455	6,221	63,228	55,674
Corporate (**)	(12,171)	(9,017)	(34,675)	(32,793)
Depreciation and amortization	(5,230)	(5,482)	(15,651)	(15,771)
Operating income	$(3,946)	$(8,278)	$12,902	$7,110

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

Note 11 – Discontinued Operations

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

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
		(in thousands)

Net revenues from discontinued operations	$-	$6,164	$-	$87,852

Operating loss from discontinued operations	$-	(1,712)	$-	(555)

Income tax benefit from discontinued operations	$-	(345)	$-	(150)

Loss from discontinued operations	$-	(1,367)	$-	(405)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results” and under Part I, Item 1A, of the Company’s Annual Report on Form 10-K under the heading “Risk Factors”.

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals.  As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM's Mobile Flower & Gift Center was named winner of the 2010 "Best Mobile App for E-commerce" by DPAC (Digiday's Publishing & Advertising Awards) and the 2010 Mobile App of the Year Award in the "Best Shopping" category by RIS (Retail Info Systems). 1-800-FLOWERS.COM was also rated number one vs. competitors for customer satisfaction by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service. 1-800-FLOWERS.COM has been honored in Internet Retailer's "Hot 100: America's Best Retail Web Sites" for 2011. The Company's BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl's® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); and wine gifts from Winetasting.com®(www.winetasting.com). The Company's Celebrations® brand (www.celebrations.com) is a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly "green" programs as well as various philanthropic and charitable efforts.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin or category “EBITDA” (earnings before interest, taxes, depreciation and amortization) from each of the Company’s business categories. Additionally, the table adjusts Category Contribution Margin to EBITDA and Adjusted EBITDA (adjusted for litigation settlements) and reconciles Net Income from continuing operations to EBITDA and Adjusted EBITDA, and reconciles Net Income from continuing operations to Adjusted Net Income. As noted previously, the Company’s Home & Children’s Gifts segment has been classified as discontinued operations and therefore excluded from category information below.

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$100,341	$95,341	5.2%	$245,518	$249,265	(1.5%)
BloomNet Wire Service	20,765	17,706	17.3%	51,943	46,244	12.3%
Gourmet Food & Gift Baskets (*)	41,877	42,617	(1.7%)	205,454	207,531	(1.0%)
Corporate (**)	301	349	(13.8%)	855	601	42.3%
Intercompany eliminations	(505)	(500)	(1.0%)	(1,068)	(1,358)	21.4%
Total net revenues from continuing operations	$162,779	$155,513	4.7%	$502,702	$502,283	0.1%

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$37,160	$31,628	17.5%	$92,852	$89,606	3.6%
	37.0%	33.2%		37.8%	35.9%

BloomNet Wire Service	9,813	9,390	4.5%	27,363	25,981	5.3%
	47.3%	53.0%		52.7%	56.2%

Gourmet Food & Gift Baskets (*)	16,096	18,162	(11.4%)	84,979	86,811	(2.1%)
	38.4%	42.6%		41.4%	41.8%

Corporate (**)	136	233	41.6%	424	432	(1.9%)
	45.2%	66.8%		49.6%	71.9%
Total gross profit from continuing operations	$63,205	$59,413	6.4%	$205,618	$202,830	1.4%
	38.8%	38.2%		40.9%	40.4%

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change

Category Contribution Margin and Adjusted EBITDA from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$7,981	$(241)	3,411.6%	$21,513	$14,682	46.5%
BloomNet Wire Service	5,345	5,276	1.3%	15,007	14,072	6.6%
Gourmet Food & Gift Baskets (*)	129	1,186	(89.1%)	26,708	26,920	(0.8%)
Category Contribution Margin Subtotal	13,455	6,221	116.3%	63,228	55,674	13.6%
Corporate (**)	(12,171)	(9,017)	(35.0%)	(34,675)	(32,793)	(5.7%)
EBITDA (***)	$1,284	$(2,796)	145.9%	$28,553	$22,881	24.8%
Litigation settlement	-	-	-	-	898	(100.0%)
Post sale 3rd party marketing agreement	-	-	-	-	(2,180)	100.0%
Adjusted EBITDA (***)	$1,284	$(2,796)	145.9%	$28,553	$21,599	32.2%

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Discontinued Operations:
Net revenues	-	$6,164	-	$87,852
Gross profit	-	$2,199	-	$40,905
Contribution margin	-	$(822)	-	$4,640

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Reconciliation of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA from Continuing Operations:
Income (loss) from continuing operations	$(2,676)	$(5,929)	$5,730	$1,138
Add:
Interest expense	880	1,212	3,389	4,744
Depreciation and amortization	5,230	5,482	15,651	15,771
Income tax expense	-	-	3,851	1,362
Less:
Interest income	26	93	68	134
Income tax benefit	2,124	3,468	-	-
EBITDA (***)	$1,284	$(2,796)	$28,553	$22,881
Litigation settlement	-	-	-	898
Post sale 3rd party marketing agreement	-	-	-	(2,180)
Adjusted EBITDA (***)	$1,284	$(2,796)	$28,553	$21,599

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Reconciliation of Income (Loss) from Continuing Operations to Adjusted Income from Continuing Operations:
Income (loss) from continuing operations	$(2,676)	$(5,929)	$5,730	$1,138
Add:
Litigation settlement	-	-	-	898
Post sale 3rd party marketing agreement	-	-	-	(2,180)
Adjusted income (loss) from continuing operations (***)	$(2,676)	$(5,929)	$5,730	$(144)

Adjusted net income (loss) per basic and diluted common share from continuing operations:
Basic	$(0.04)	$(0.09)	$0.09	$0.00
Diluted	$(0.04)	$(0.09)	$0.09	$0.00

Weighted average shares used in the calculation of adjusted net income (loss) per share from continuing operations:
Basic	63,999	63,687	63,953	63,571
Diluted	63,999	63,687	65,083	63,571

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

(***) Performance is measured based on category contribution margin or category EBITDA, reflecting only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), income taxes nor does it include litigation settlements. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees.  The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence.  EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates.  EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change
			(in thousands)
Net revenues:
E-Commerce	$117,506	$113,030	4.0%	$343,318	$339,530	1.1%
Other	45,273	42,483	6.6%	159,384	162,753	(2.1%)
Total net revenues	$162,779	$155,513	4.7%	$502,702	$502,283	0.1%

During the three months ended March 27, 2011, revenues increased by 4.7% in comparison to the prior year period primarily as a result of growth within the 1-800-Flowers.com Consumer Floral category, driven by strong Valentine’s Day holiday demand, as well as growth within the BloomNet Wire Service businesses, offset by lower revenue within the Gourmet Food & Gift Baskets business as a result of this year’s shift of the Easter holiday to later into the Company’s fiscal fourth quarter.  During the nine months ended March 27, 2011, revenues were consistent with the prior year period as higher revenues within the BloomNet Wire Service and Gourmet Food & Gift Baskets categories offset lower revenue within the Consumer Floral category.

The Company fulfilled approximately 1,853,000 and 5,879,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and nine months ended March 27, 2011, a decrease of 7.5% and 4.6% from the same periods of the prior year, as a result of the aforementioned shift in the timing of the Easter holiday, as well as a shift in the Company’s marketing and merchandising strategy which focused on the Company’s “better and best” differentiated products, rather than on commoditized bouquets. The Company's E-commerce average order value of $63.40 and $58.40 during the three and nine months ended March 27, 2011, respectively, increased by 12.4% and 5.9% over the respective prior year periods, reflecting improved merchandising programs geared towards innovative and original products designed to “wow” our customers’ gift recipients, as well as through reductions in promotional activities.

Other revenues increased 6.6% during the three months ended March 27, 2011, in comparison to the prior year period, primarily as a result of the aforementioned sales growth in the BloomNet Wire Service business, whereas, other revenues declined 2.1% during the nine months ended March 27, 2011, compared to the prior year period, as a result of reduced wholesale orders within the Company’s Gourmet Food & Gift Baskets business, as well as the shift in the timing of the Easter holiday.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and two company-owned and operated retail floral stores, as well as royalties from its franchise operations.  Net revenues during the three months ended March 27, 2011 increased by 5.2% over the prior year period, reflecting the strong growth during the Valentine’s Day holiday, in spite of the Monday placement of the holiday, as a result of the Company’s continued focus on: (i) upgrading its merchandising programs, (ii) re-focusing its marketing message, and (iii) enhancing the efficiency of its advertising efforts, resulting in improvements in revenues, gross margin and operating expenses.  During the nine months ended March 27, 2011, net revenue declined by 1.5% compared to the prior year period, as a result of lower order volume primarily in the first six months of the year, and the loss of high-margin revenues associated with a third-party marketing program, which the Company ended in December 2009.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three and nine months ended March 27, 2011 increased by 17.3% and 12.3% over the respective prior year periods, primarily as a result of growing revenues associated with  increased shop-to-shop order volume. While this order volume positively impacts revenues, at the present time, the impact on gross margin and contribution margin is significantly less than BloomNet’s normal margin. However, BloomNet expects to monetize this increased order volume through increasing membership, technology, services and product fees.

The Gourmet Food & Gift Baskets category includes the operations of 1-800-Baskets.com, Cheryl’s, Fannie May, The Popcorn Factory, Winetasting.com and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, as well as wholesale operations.  Net revenue during the three and nine months ended March 27, 2011 decreased 1.7% and 1.0%, compared to the respective prior year periods, primarily as a result of the shift in the Easter holiday to later in the fiscal fourth quarter this year, as well as reduced wholesale volume from DesignPac, partially offset by e-commerce sales growth from 1-800-Baskets.com and Cheryl’s brands.

Gross Profit

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change
			(in thousands)
Gross profit	$63,205	$59,413	6.4%	$205,618	$202,830	1.4%
Gross margin %	38.8%	38.2%		40.9%	40.4%

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

Gross profit increased during the three and nine months ended March 27, 2011, compared to the prior year period, due to the combination of increased revenues as described above, and improvements in gross margin percentages of 60 and 50 basis points, respectively, as a result of improved merchandising programs and reduced promotional activities within the Company’s 1-800-Flowers.com Consumer Floral category, which more than offset fuel and commodity cost increases and the margin impact of the third-party marketing program which was discontinued in December 2009.

The 1-800-Flowers.com Consumer Floral category gross profit increased by 17.5% and 3.6% during the three and nine months ended March 27, 2011, respectively, compared to the prior year period, due to the higher revenue as described above, and gross margin percentage improvements, which increased 380 basis points and 190 basis points, respectively, due to the aforementioned improved merchandising programs and decreases in promotional activity, which the Company expects to continue to see benefits from, throughout the remainder of fiscal 2011.

The BloomNet Wire Service category gross profit increased by 4.5% and 5.3% during the three and nine months ended March 27, 2011, respectively, compared to the prior year period, as a result of the above mentioned increase in shop-to-shop order volume, which also caused the reduced gross margin percentage. However, BloomNet expects to monetize this increased order volume and thereby improve gross margin over time.

The Gourmet Food & Gift Baskets category gross profit decreased by 11.4%  and 2.1% during the three and nine months ended March 27, 2011 respectively, compared to the prior year period, as a result of the aforementioned lower net revenues due to the shift in the Easter holiday. Gross margin percentage decreased by 420 and 40 basis points, for the three and nine months ended March 27, 2011, respectively, reflecting the change in sales mix from the shift in the Easter holiday, which includes higher margin products, as well as increased fuel and commodity prices.

During the remainder of fiscal 2011, the Company expects its gross margin percentage will improve in comparison to fiscal 2010 as a result of a reduction in promotional activity, as well as improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change
			(in thousands)
Marketing and sales	$43,812	$46,729	(6.2%)	$124,578	$128,181	(2.8%)
Percentage of net revenues	26.9%	30.0%		24.8%	25.5%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased by 6.2% and 2.8% during the three and nine months ended March 27, 2011, respectively, compared to the prior year period, as a result of Company’s continued focus on improving its merchandising programs, re-focusing the marketing messages, and enhancing the efficiency of the advertising efforts, which allowed for reductions in spending, primarily within the Company’s 1-800-Flowers.com Consumer Floral category.

During the three and nine months ended March 27, 2011 the Company added approximately 629,000 and 1,715,000 new E-commerce customers, respectively. Of the 1,491,000 and 3,572,000 total customers who placed E-commerce orders during the three and nine months ended March 27, 2011, approximately 57.8% and 52.0%, respectively, represented repeat customers, compared to 59.5% and 54.5% during the respective prior year periods.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change
			(in thousands)
Technology and development	$5,179	$4,183	23.8%	$14,846	$13,264	11.9%
Percentage of net revenues	3.2%	2.7%		3.0%	2.6%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three and nine months ended March 27, 2011, technology and development expense increased by 23.8% and 11.9% over the respective prior year period, as a result of increased labor costs required to support and implement recent website improvements, as well as from higher incentive compensation expense in comparison to the prior year, partially offset by reductions in the cost of hosting the Company’s technology platforms, as a result of footprint reductions and sourcing savings.

During the three and nine months ended March 27, 2011, the Company expended $7.9 million and $22.2 million, respectively, on technology and development, of which $2.7 million and $7.4 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change
			(in thousands)
General and administrative	$12,930	$11,297	14.5%	$37,641	$38,504	(2.2%)
Percentage of net revenues	7.9%	7.3%		7.5%	7.7%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 14.5% during the three months ended March 27, 2011, compared to the prior year, as a result of higher incentive compensation expense, reflecting the improved operating results during the current year, compared with the prior year which included negative incentive compensation expense related to the reversal of previously accrued expense, as well as increased legal and professional fees associated with the recent acquisition of Mrs. Beasley’s, which was acquired during March 2011.  During the nine months ended March 27, 2011, general and administrative expenses decreased by 2.2% over the prior year period, primarily as a result of reduced health insurance costs due to plan redesign and decreased legal fees associated with litigation which was settled in the prior year.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change
			(in thousands)
Depreciation and amortization	$5,230	$5,482	(4.6%)	$15,651	$15,771	(0.8%)
Percentage of net revenues	3.2%	3.5%		3.1%	3.1%

Depreciation and amortization expense decreased by 4.6% and 0.8% during the three months and nine months ended March 27, 2011 in comparison to the respective periods of the prior year as a result of the impact of recent annual reductions in capital expenditures.

Other Income (Expense)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands)

Interest income	$26	$93	$68	$134
Interest expense	(880)	(1,212)	(3,389)	(4,744)
	$(854)	$(1,119)	$(3,321)	$(4,610)

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, partially offset by income earned on the Company’s available cash balances.

Interest expense decreased during the three and nine months ended March 27, 2011 compared to the prior year periods, as a result of reduced amounts outstanding under the Company’s term loans and reduced borrowing costs.

Income Taxes

During the three and nine months ended March 27, 2011 the Company recorded income tax benefit and expense from continuing operations of $(2.1) million and $3.9 million, respectively, compared to $(3.5) million and $1.4 million in the respective prior year periods.  The Company's effective tax rate from continuing operations for the three and nine months ended March 27, 2011 was 44.3% and 40.2%, respectively, compared to 36.9% and 54.5% in the respective prior year periods.   These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

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

Results for discontinued operations are as follows:

	Three Months Ended			Nine Months Ended
	March 27, 2011	March 28, 2010	% Change	March 27, 2011	March 28, 2010	% Change
	(in thousands)
Discontinued Operations:
Net revenues from discontinued operations	-	$6,164	-	-	$87,852	-
Gross profit from discontinued operations	-	2,199	-	-	40,905	-
Operating expenses of discontinued operations, excluding depreciation and amortization	-	3,021	-	-	36,265	-
Contribution margin from discontinued operations	-	$(822)	-	-	$4,640	-

Liquidity and Capital Resources

At March 27, 2011, the Company had working capital of $26.7 million, including cash and equivalents of $16.8 million, compared to working capital of $23.0 million, including cash and equivalents of $27.8 million, at June 27, 2010.

Net cash provided by operating activities of $11.8 million for the nine months ended March 27, 2011 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization, deferred income taxes, and stock-based compensation, offset in part by seasonal changes in working capital, including increases in inventory, accounts receivable and prepaid expenses due to the upcoming spring selling season, expanded wholesale product assortment, and timing of the Easter holiday.

Net cash used in investing activities of $12.3 million for the nine months ended March 27, 2011 was primarily attributable to capital expenditures, primarily related to the Company's technology infrastructure, as well as the acquisition of selected assets of Mrs. Beasley’s in March 2011.

Net cash used in financing activities of $10.5 million for the nine months ended March 27, 2011 was primarily for the repayment of bank borrowings on outstanding debt and long-term capital lease obligations.  There were no borrowings outstanding under the Company’s revolving credit facility as of March 27, 2011.

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

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of March 27, 2011, $12.2 million remains authorized but unused.

At March 27, 2011, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$52,497	$17,354	$35,143	$-	$-
Capital lease obligations, including interest	2,276	2,086	190	-	-
Operating lease obligations	56,465	11,717	20,266	10,950	13,532
Sublease obligations	4,077	1,865	1,730	431	51
Purchase commitments (*)	16,083	16,083	-	-	-
Total	$131,398	$49,105	$57,329	$11,381	$13,583

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of March 27, 2011, the Company’s outstanding debt, including current maturities, approximated $50.1 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three and nine months ended March 27, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 27, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2011.

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the three months ended March 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2011, which includes the period June 28, 2010 through March 27, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

	(in thousands, except average price paid per share)

6/28/10 – 7/25/10	-		$-	-		$12,278
7/26/10 – 8/22/10	7.7		$1.69	7.7		$12,265
8/23/10 – 9/26/10	1.8		$2.35	1.8		$12,261
9/27/10 – 10/24/10	19.0		$1.76	19.0		$12,228
10/25/10 – 11/21/10	26.9		$1.78	26.9		$12,180
11/22/10 – 12/26/10 12/27/10 – 1/23/11 1/24/11 – 2/20/11 2/21/11 – 3/27/11	- - 0.8 -	$	- - 2.74 -	- - 0.8 -	$ $ $ $	12,180 12,180 12,178 12,178
Total	56.1		$1.80	56.1

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of March 27, 2011, $12.2 million remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 32.1
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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: May 5, 2011                                                                                  /s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: May 5, 2011                                                                                  /s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer