Form 10-K
period 2011-07-03
1 800 FLOWERS COM INC
filed 2011-09-16
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

    ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2011

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
Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                            Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                        Accelerated filer ☑
Non-accelerated filer   (Do not check if a smaller reporting company)          Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 26, 2010, was approximately $71,897,000.  The registrant has no non-voting common stock.

 27,366,611
(Number of shares of class A common stock outstanding as of September 9, 2011)

36,858,465
(Number of shares of class B common stock outstanding as of September 9, 2011)

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.
 FORM 10-K
For the fiscal year ended July 3, 2011
INDEX
Part I.
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business Risk Factors Unresolved Staff Comments Properties Legal Proceedings (Removed and Reserved)	1 11 18 19 19 20
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
		22 24 26 43 43 43 43 46
Part III.
Item 10. Item 11. Item 12. Item 13. Item 14.
Directors, Executive Officers and Corporate Governance

Executive Compensation

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

Certain Relationships and Related Transactions, and Director Independence

Principal Accounting Fees and Services
		46 46 46 46 46
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	47
Signatures

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. The 1-800-FLOWERS.COM Mobile Flower & Gift Center was named winner of the 2010 “Best Mobile App for E-commerce” by DPAC (Digiday’s Publishing & Advertising Awards) and the 2010 Mobile App of the Year Award in the “Best Shopping” category by RIS (Retail Info Systems). 1-800-FLOWERS.COM was also rated number one vs. competitors for customer service by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service. 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 100: America’s Best Retail Web Sites” for 2011 and was one of only five retailers to receive the 2011 Customer Innovation Award from Avaya for transforming the business through innovative use of business communications and collaboration technologies. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); and wine gifts from Winetasting.com® (www.winetasting.com). The Company’s Celebrations® brand (www.celebrations.com) is a leading online destination for fabulous party ideas and planning tips and FineStationery.com® (www.finestationery.com) is the premier site for unique, customizable invitations, announcements and greeting cards. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

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

The Company’s online presence has enabled it to expand the number and types of products it can effectively offer to its customers. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use.  The Company has broadened its product offering to include products that a customer could expect to find in a high-end florist shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware and gourmet gift baskets.  The Company has also significantly expanded its presence in the gourmet food and gift baskets category, which the Company has identified as having significant revenue and earnings growth potential, through a combination of organic initiatives and strategic acquisitions.

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

•
Delivery Capability.  The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis.  Key to the Company’s fulfillment capability is an innovative “hybrid” model which combines BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchised stores), with its distribution centers located in California, Delaware, Florida, Illinois, New York and Ohio, and third-party vendors who ship directly to the Company’s customers.  These fulfillment points are connected by the Company’s proprietary “BloomLink®” communication system, a secure internet-based system through which orders and related information are transmitted.

•
Selection.  Over the course of a year, the Company offers more than 2,900 varieties of fresh-cut flowers, floral arrangements and plants, and more than 4,700 SKUs of gifts, gourmet foods and gift baskets, cookies, chocolates and wines.

•
Customer Service.  The Company strives to ensure that customer service, whether online, wireless, via the telephone, or in one of its retail stores is of the highest caliber.  The Company operates a customer service center at its headquarters in New York, and employs a network of home agents to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

As part of the Company’s continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the Company intends to expand the breadth of the 1-800-Flowers.com brand.  The Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses.   In keeping with this strategy, in May 2011, the Company purchased selected assets of Fine Stationery, Inc., a retailer of personalized stationery, invitations and announcements, and in March 2011, acquired selected assets of Mrs. Beasley’s Bakery, LLC, a baker and marketer of cakes, muffins and gourmet gift baskets. In March 2009, the Company purchased selected assets of Geerlings & Wade, Inc., a retailer of wine and related products.  In July 2008, the Company acquired selected assets of Napco Marketing Corp., a wholesale merchandiser and marketer of products designed primarily for the floral industry, which complement the product line already offered by BloomNet.  In April 2008, the Company acquired DesignPac Gifts, LLC, a designer, assembler and distributor of wholesale gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, which in turn facilitated the Company’s ability to launch its direct-to-customer gift baskets 1-800-Baskets.com in November 2009 by leveraging 1-800-Flowers.com strong brand equity, online traffic and customer database along with the product design, sourcing and confecting capabilities of DesignPac.  In May 2006, the Company acquired Fannie May Confections Brands, Inc., a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May®, Harry London® and Fanny Farmer® brands. In March 2005, the Company acquired Cheryl & Co., a manufacturer and direct marketer of premium cookies and related baked gift items, and, in November 2004, The Winetasting Network, a distributor and direct-to-consumer marketer of wine, now marketed under the winetasting.com URL. These acquisitions have enabled the Company to more fully develop its gourmet food and gift baskets product line, which the Company has identified as having significant growth and earnings potential.

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

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit.  During the recent economic downturn, the demand for our products, compared to pre-recessionary levels, has been adversely affected by the reduction in consumer spending.

Anticipating continued economic pressure, during fiscal 2011, the Company took a more conservative view of the economy, and focused on achieving growth and enhancing its results through areas of the business over which it had more control. Throughout the year, the Company saw improving trends in terms of revenue growth, gross margin and contribution margin.  Revenue returned to growth in our fiscal third quarter, and continued into our fiscal fourth quarter, resulting in annual year-over-year growth. This was achieved in a challenging environment through a merchandising strategy that focused on providing our customers with truly original products, the success of which can be seen in increased average order value and improved return on investment in marketing programs.  All of the above factors resulted in improved operating results.

Reflecting the continued uncertainty in the consumer economy, the Company does not anticipate significant improvements in consumer demand for discretionary purchases during fiscal 2012.  With this in mind, the Company plans to continue its strategy of focusing on areas of its business where it believes it can exert control and thereby affect enhanced results, including:

•	leveraging the Company’s operating cost structure;
•	merchandising initiatives that emphasize truly original product designs and product line extensions;
•	marketing programs that provide improved return on investment by engaging directly with customers to deepen our relationship with them;
•	manufacturing and sourcing enhancements that can help mitigate commodity and shipping price increases and deliver increased gross profit margins, and;
•	continuous innovation

For fiscal 2012, the Company expects to build on the positive trends that it has shown during fiscal 2011, including increases in revenue, gross margin and contribution margin in its Consumer Floral business as well as continued top and bottom line growth in its BloomNet and Gourmet Food and Gift Baskets categories. The Company will continue to focus on the three principles that it believes will drive long-term profitable growth:

•
Know and Take Care of Our Customer – by providing the right products and the best services to help them express themselves and deliver smiles.  This is evidenced in 1-800-FLOWERS.COM recent number one ranking vs. competitors for customer service by STELLAService as well as being named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service.

•
Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reducing our operating costs while strengthening our balance sheet and adding flexibility to our capital structure.  During fiscal 2010, the Company completed the sale of its non-strategic Home and Children’s Gifts business and used the proceeds to further pay down term debt, strengthening its balance sheet and revising its bank credit facility to provide additional flexibility; and in the first quarter of fiscal 2012, completed the sale of certain assets of its WinetastingNetwork wine fulfillment services business.

•
Continue to Innovate and Invest for the Future – in new technology opportunities such as mobile e-commerce, where the Compnay was awarded the 2010 “Best Mobile App for E-commerce” by DPAC (Digiday’s Publishing & Advertising Awards) and the 2010 Mobile App of the Year Award in the “Best Shopping” category by RIS (Retail Info Systems). In addition, 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 100: America’s Best Retail Web Sites” for 2011 and was one of only five retailers to receive the 2011 Customer Innovation Award from Avaya for transforming the business through innovative use of business communications and collaboration technologies.

Business Categories

The Company has segmented its organization in the following three business categories: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service business.  The Consumer Floral business category includes the operations of the Company’s flagship brand, 1-800-Flowers.com, Celebrations, and FineStationery.com, while the Gourmet Food and Gift Baskets category includes the operations of Fannie May Confections Brands, Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, Winetasting.com,  DesignPac and 1-800-Baskets. The BloomNet Wire Service includes the operations of BloomNet, BloomNet Technologies, and Napco.  (Refer to Note 15, Business Segments included within Part II, Item 8: Financial Statements and Supplementary Data.)

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

The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that customers have embraced and come to expect, while eliminating marginal performers from its product offerings.

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

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from.  The Popcorn Factory brand pops premium popcorn and specialty snack products, while Fannie May Confections Brands manufactures premium chocolate and candy under the Fannie May, Harry London and various private label brand names. During the second quarter of fiscal 2010, the Company launched a new co-branded website which featured the 1-800-BASKETS.COM® brand, a collection of gourmet gift baskets confected by DesignPac.  Additionally, through its winetasting.com business, the Company offers its customers an array of different wines from around the world. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

BloomNet Products and Services. The Company’s BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) communication services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink®, the Company’s proprietary electronic communication system, (iv) other services including web hosting and point of sale, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

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

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities.  For example, the Company was featured in an episode of Undercover Boss, providing a great opportunity for all of its brands to receive broad national exposure in front of an estimated 15 million viewers.

Enhance its Customer Relationships.  The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts.  It plans to encourage more frequent and extensive use of its branded web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Examples of these efforts include the Company’s “Spot-a-Mom” program and Celebration’s series of books which enhance engagement through customer generated content. In addition, through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases, including the successful introduction of the “a DOG-able™” collection, a variety of dog-shaped arrangements of fresh carnations through the 1-800-Flowers brand, which build upon the successful “Birthday Cake” and “Happy Hour” collections.  As of July 3, 2011, the Company’s total database of unique customers numbered approximately 36.2 million (18.8 million of which have transacted business with the Company within the past 36 months).

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Strategic Online Relationships.  The Company promotes its products through strategic relationships with leading Internet portals, search engines and online networks.  The Company’s online relationships include, among others Facebook, Google, AOL, Yahoo! and Microsoft.

Affiliate and Co-Marketing Promotions.  In addition to securing alliances with frequently visited web sites, the Company has developed an affiliate network that includes thousands of web sites operated by third parties. Affiliate participation may be terminated by them or by the Company at any time.  These web sites earn commissions on purchases made by customers referred from their sites to the Company’s web site. In order to expand the reach of its marketing programs and stretch its marketing dollars, the Company has established a number of co-marketing relationships and promotions to advertise its products.

E-mails. The Company is able to capitalize on its customer database of approximately 36.2 million unique customers (18.8 million of which have transacted business with the Company within the past 36 months), by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

Direct Mail and Catalogs.  The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products.  In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company’s web sites. For the year ended July 3, 2011, the Company mailed in excess of 22 million branded catalogs.

Off-line Media.  The Company utilizes off-line media, including television, radio and print to market its brands and products.  Off-line media allows the Company to reach a large number of customers and to target particular market segments.

The Company’s Web Sites

The Company offers floral, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its co-branded 1-800-FLOWERS.COM (www.1800flowers.com) and 1-800-BASKETS.COM (www.1800baskets.com) web site. Customers can come to the Company’s web sites directly or be linked by one of the Company’s portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!,  Microsoft and Google, as well as thousands of online affiliate program members and social media sites such as Facebook. The Company also offers premium chocolates and confections from Fannie May Fine Chocolates, (www.fanniemay.com and www.harrylondon.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl’s (www.cheryls.com), and wine gifts from Winetasting.com, (www.winetasting.com) web sites.  The Company’s Fine Stationery premier site (www.finestationery.com) offers customers a vast array of unique, customizable invitations, announcements and greeting cards.  More than 70% of online revenues are derived from traffic coming directly to one of the Company’s Universal Resource Locators (“URL’s”).

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

During fiscal 2012, the Company will begin launching a multi-brand web-site, enabling its customers to access all of its family of brands through “tabs” on one URL.

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings.  The Company’s online and telephonic orders are fed directly from the Company’s secure web sites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information.  The system then routes the order to the appropriate Company distribution center, or for florist fulfilled or drop-shipped items, selects a florist or other vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink®, the Company’s proprietary communication system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

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

Fulfillment and Manufacturing Operations

The Company’s customers primarily place their orders either online or over the telephone. The Company’s development of a hybrid fulfillment system, which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops, franchise florist shops and a small number of Company-owned stores), with the Company-owned distribution centers and brand-name vendors who ship directly to the Company’s customers.  While providing a significant competitive advantage in terms of delivery options, the Company’s fulfillment system also has the added benefit of reducing the Company’s capital investments in inventory and infrastructure. All of the Company’s products are backed by a 100% satisfaction guarantee, and the Company’s business is not dependent on any single third-party supplier.

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

As of July 3, 2011, the Company operates 2 floral retail stores located in New York and 1 fulfillment center.  In addition, the Company has over 100 franchised stores, located within the United States.  Company-owned stores serve as local points of fulfillment and enable the Company to test new products and marketing programs.

Gourmet Foods and Gift Baskets.  In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations. The Company’s premium chocolates are manufactured and distributed from its 189,000 square foot production facility in Akron, Ohio, and the Company’s cookie and baked gifts are fulfilled from its 176,000 square foot baking and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company’s 154,000 square foot manufacturing and distribution center located in Lake Forest, Illinois.  The Company’s wine gift and fulfillment services are provided through a 68,000 square foot fulfillment center in Napa, California.  (In the first quarter of fiscal 2012, the Company completed the sale of certain assets of its WinetastingNetwork wine fulfillment services business, and entered into a fulfillment agreement with the buyer to handle the Company’s direct-to-consumer wine business orders.) Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac Gifts LLC, through its 249,000 square foot distribution center located in Melrose Park, IL. As of July 3, 2011, the Company operates 85 Fannie May/Harry London and 9 Cheryl’s retail stores.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFood.com”, “The Popcorn Factory”, “TheGift.com”, “Geerlings & Wade”, “Cheryl’s”, “Mrs. Beasley’s”, “Celebrations”, “FineStationery.com”, “DesignPac”, “Napco”, “Fannie May” and “Harry London”.  The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfood.com, www.thepopcornfactory.com, www.ambrosiawine.com, www.winetasting.com, www.finestationery.com, www.cheryls.com, www.fanniemay.com, www.harrylondon.com, www.geerwade.com, www.celebrations.com, www.designpac.com, www.mybloomnet.net, and www.napcoimports.com.  In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of July 3, 2011, the Company had a total of approximately 2,300 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The financial and credit markets have been and continue to experience unprecedented disruption, which may  have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations.  Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During the past few years, the volatility and disruption in the financial markets have reached unprecedented levels.  This financial crisis has impacted and may continue to impact our business in a number of ways.  Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services.  We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2012.

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

The Company does not collect sales or consumption taxes in some jurisdictions.  In addition to the Company’s retail store operations, the Company collects sales or other similar taxes in states where the Company’s ecommerce channel has applicable nexus. Our customer service and fulfillment networks, and any further expansion of those networks, along with other aspects of our evolving business, may result in additional sales and use tax obligations. Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. A successful assertion by one or more states that we should collect sales or other taxes where we do not do so could result in substantial tax liabilities, including for past sales, penalties and interest, as well as decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

Additional Information

The Company’s internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowersinc.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. (The information posted on the Company’s website is not incorporated into this Annual Report of Form 10-K.)

A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, NY 11514. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 3, 2011 that remain unresolved.

Item 2.                      PROPERTIES

Location	Type	Principal Use	Square Footage	Ownership

Commerce, CA	Office	Administrative	500	leased

Napa, CA	Office and warehouse	Distribution, administrative and customer service	68,000	leased

Wilmington, DE	Office and warehouse	Distribution, administrative and customer service	27,000	leased

Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned

Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased

Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	249,000	leased

Reno, NV	Warehouse	Distribution	50,000	leased

Carle Place, NY	Office	Headquarters and customer service	92,000	leased

Bethpage, NY	Warehouse	Distribution	35,000	leased

Akron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	189,000	leased

Maple Heights, OH	Warehouse	Distribution	165,000	leased

Obetz, OH	Warehouse	Distribution	176,000	leased

Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	150,000	owned

Albany, NY (*)	Warehouse	Distribution	42,000	leased

Ardmore, OK (**)	Office	Customer service	24,000	leased

Chicago, IL (***)	Office	Administrative and customer service	18,000	leased

(*) Facility was closed in December 2010.
(**) Facility was closed during August 2008 and lease term expired November 30, 2010.
(***) Facility was closed during July 2010.

In addition to the above properties, the Company leases approximately 214,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years.  Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved.  The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

Item 3.                      LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On December 21, 2007, Plaintiff, Thomas Molnar, on behalf of himself and a putative class, filed suit against the Company claiming false advertising, unfair business practices, and unjust enrichment seeking unspecified monetary damages.  The Company admitted to no wrongdoing with respect to this matter, but entered into a settlement agreement with the parties to this matter in order to avoid protracted litigation. The presiding trial Judge’s Order Granting Final Approval of the Class Action Settlement and Entry of Judgment was issued May 17, 2010. The Company has sent out the applicable notices to the class members, and the Company provided for the cost of the settlement of approximately $0.9 million within its general and administrative expenses in fiscal 2010.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations  arising under the  Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged with certain third-party vendors.  Plaintiffs seek to have this case certified as a class action and seek restitution and other damages, all in an amount in excess of $5 million.  The Company intends to defend this action vigorously.

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

Item 4.                      REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 16, 2011:

Name	Age	Position with the Company

James F. McCann…………………………...	60	Chairman of the Board and Chief Executive Officer
Christopher G. McCann……………………	50	Director, President, 1-800-Flowers.com, Inc. and President, Floral Group
Stephen J. Bozzo…………………………....	56	Senior Vice President and Chief Information Officer
Gerard M. Gallagher…………………..........	58	Senior Vice President of Business Affairs, General Counsel, and Corporate Secretary
William E. Shea……………………………..	52	Senior Vice President, Treasurer, and Chief Financial Officer
David Taiclet………………………………..	48	President of Gourmet Foods and Gift Baskets

James F. McCann has served as the Company's Chairman of the Board and Chief Executive Officer since inception. Mr. McCann has been in the floral industry since 1976 when he began a retail chain of flower shops in the New York metropolitan area. Mr. McCann is a member of the board of directors of Willis Holdings Group. James F. McCann is the brother of Christopher G. McCann, a Director and the President of the Company.

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

Stephen J. Bozzo has been the Company's Chief Information Officer since May 2007.  Prior to joining the Company, Mr. Bozzo served as Chief Information Officer for the International Division of MetLife Insurance Company since 2001. Mr. Bozzo’s business background includes senior executive positions at Bear Stearns Inc. as Managing Director-Principle, AIG as Senior Vice President, Telecommunications and Technical Services and Chase Manhattan Bank, where he was Senior Vice President, Global Telecommunications.

Gerard M. Gallagher has been the Company's Senior Vice President, General Counsel and Corporate Secretary since August 1999 and has been providing legal services to the Company since its inception. Mr. Gallagher is the founder and a managing partner in the law firm Gallagher, Walker, Bianco and Plastaras, based in Mineola, New York, specializing in corporate, litigation and intellectual property matters since 1993. Mr. Gallagher is duly admitted to practice before the New York State Courts and the United States District Courts of both the Eastern District and Southern District of New York.

William E. Shea has been the Company's Senior Vice President of Finance and Administration and Chief Financial Officer since September 2000. Before holding his current position, Mr. Shea was our Vice President of Finance and Corporate Controller after joining the Company in April 1996. From 1980 until joining the Company, Mr. Shea was a certified public accountant with Ernst & Young LLP.

David Taiclet has been the Company's President of Gourmet Foods and Gift Baskets since June 2009.  Prior to June 2009, Mr. Taiclet served as Chief Executive Officer of the Fannie May Confections Brands since April 2006, upon our acquisition of the company.  Prior thereto and commencing in January 1995, Mr. Taiclet was a Co-Founder of a business that ultimately became known as Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products.   From May 1991 to January 1995, Mr. Taiclet served in a variety of management positions with Cargill, Inc, including the Strategy and Business Development Group.  Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products.  Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.”  There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended July 3, 2011 and June 27, 2010.

	High	Low
Year ended July 3, 2011
June 28, 2010 – September 26, 2010	$2.56	$1.52
September 27, 2010 – December 26, 2010	$2.75	$1.67
December 27, 2010 – March 27, 2011	$3.22	$2.18
March 28, 2011 – July 3, 2011	$3.84	$2.26

Year ended June 27, 2010
June 29, 2009 – September 27, 2009	$3.52	$1.73
September 28, 2009 – December 27, 2009	$4.88	$2.05
December 28, 2009 – March 28, 2010	$2.75	$1.78
March 29, 2010 – June 27, 2010	$3.66	$2.17

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

Holders

As of September 1, 2011, there were approximately 302 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners.  As of September 1, 2011, there were approximately 14 stockholders of record of the Company’s Class B common stock.

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

Resales of Securities

36,868,450 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act.  Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act.  As of September 1, 2011, all of such shares of the Company’s common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144.  Sales of a large number of these shares could have an adverse effect on the market price of the Company’s Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

On January 21, 2008, the Company’s Board of Directors authorized an increase in its stock repurchase plan which when added to the $8.7 million remaining on its earlier authorization, increased the amount available to repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 3, 2011, $11.8 million remains authorized but unused.

Under this program, as of July 3, 2011, the Company had repurchased 2,569,713, shares of common stock for $14.5 million, of which $0.5 million (168,207 shares), $0.9 million (342,821 shares) and $0.8 million (397,899 shares) were repurchased during the fiscal years ending July 3, 2011, June 27, 2010 and June, 28, 2009, respectively.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended July 3, 2011, which includes the period June 28, 2010 through July 3, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except average price paid per share)

6/28/10 – 7/25/10	-		$-	-		$12,278
7/26/10 – 8/22/10	7.7		$1.69	7.7		$12,265
8/23/10 – 9/26/10	1.8		$2.35	1.8		$12,261
9/27/10 – 10/24/10	19.0		$1.76	19.0		$12,228
10/25/10 – 11/21/10	26.9		$1.78	26.9		$12,180
11/22/10 – 12/26/10 12/27/10 – 1/23/11 1/24/11 – 2/20/11 2/21/11 – 3/27/11	- - 0.8 -	$ $ $ $	- - 2.74 -	- - 0.8 -	$ $ $ $	12,180 12,180 12,178 12,178
3/28/11 - 4/24/11	-		$-	-		$12,178
4/25/11 - 5/22/11	112.1		$3.15	112.1		$11,825
5/23/10 - 7/3/11	-		$-	-		$11,825
Total	168.2		$2.70	168.2

Item 6.                      SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 3, 2011, June 27, 2010 and June 28, 2009 and the consolidated balance sheet data as of July 3, 2011 and June 27, 2010, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 29, 2008 and July 1, 2007, and the selected consolidated balance sheet data as of June 28, 2009, June 28, 2008, and July 1, 2007, are derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of operations and balance sheet data. The Company acquired selected assets of Fine Stationery, Inc. in May 2011, Mrs. Beasley’s Bakery LLC in March 2011, Geerlings & Wade, Inc. in March 2009, Napco Marketing Corp. in July 2008 and DesignPac Gifts, LLC in April 2008.  The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition.  During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of these businesses; refer to the Consolidated Financial Statements “Discontinued Operations” for a further discussion.  Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment as discontinued operations for all periods presented.  This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
Consolidated Statement of Operations Data:	July 3, 2011	June 27, 2010		June 28, 2009		June 29, 2008	July 1, 2007,
		(in thousands, except per share data)
Net revenues:
E-commerce	$485,377		$469,974		$498,519	$584,174	$576,627
Other	204,410		197,736		215,431	155,037	149,023
Total net revenues	689,787		667,710		713,950	739,211	725,650
Cost of revenues	409,703		401,908		432,744	426,916	419,083
Gross profit	280,084		265,802		281,206	312,295	306,567
Operating expenses:
Marketing and sales	174,758		172,640		175,839	183,430	180,238
Technology and development	20,424		17,952		21,000	19,611	18,871
General and administrative	50,774		50,450		50,451	52,107	50,236
Depreciation and amortization	20,715		21,378		21,010	17,822	15,353
Goodwill and intangible impairment	-		-		85,438	-	-
Total operating expenses	266,671		262,420		353,738	272,970	264,698

Operating income (loss)	13,413		3,382		(72,532)	39,325	41,869
Other income (expense), net	(4,077)		(5,752)		(9,295)	(4,170)	(6,133)

Income (loss) from continuing operations before income taxes	9,336		(2,370)		(81,827)	35,155	35,736
Income tax expense (benefit) from continuing operations	3,614		(282)		(15,326)	13,126	14,755
Income (loss) from continuing operations	5,722		(2,088)		(66,501)	22,029	20,981
Income (loss) from discontinued operations, before income taxes	-		(1,723)		(39,754)	(1,785)	(6,727)
Income tax expense (benefit) from discontinued operations	-		410		(7,838)	(810)	(2,864)
Income (loss) from discontinued operations	-		(2,133)		(31,916)	(975)	(3,863)
Net income (loss)	$5,722	$	(4,221)	$	(98,417)	$21,054	$17,118

Net income (loss) per common share (basic):
From continuing operations	$0.09		$(0.03)		$(1.05)	$0.35	$0.33
From discontinued operations	-		(0.03)		(0.50)	(0.02)	(0.06)
Net income (loss) per common share (basic)	$0.09		$(0.07)		$(1.55)	$0.33	$0.27

Net income (loss) per common share (diluted):
From continuing operations	$0.09		$(0.03)		$(1.05)	$0.34	$0.32
From discontinued operations	-		(0.03)		(0.50)	(0.01)	(0.06)
Net income (loss) per common share (diluted)	$0.09		$(0.07)		$(1.55)	$0.32	$0.26

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,001		63,635		63,565	63,074	63,786
Diluted	65,153		63,635		63,565	65,458	65,526

			As of
	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007
			(in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents and short-term investments	$21,442	$27,843	$29,562	$12,124	$16,087
Working capital	17,778	22,963	43,679	33,416	51,419
Total assets	256,951	256,086	286,127	371,338	352,507
Long-term liabilities	32,243	48,745	73,945	63,739	78,911
Total stockholders' equity	141,661	132,626	133,783	231,465	201,031

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

Description of Business

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. The 1-800-FLOWERS.COM Mobile Flower & Gift Center was named winner of the 2010 “Best Mobile App for E-commerce” by DPAC (Digiday’s Publishing & Advertising Awards) and the 2010 Mobile App of the Year Award in the “Best Shopping” category by RIS (Retail Info Systems). 1-800-FLOWERS.COM was also rated number one vs. competitors for customer service by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service. 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 100: America’s Best Retail Web Sites” for 2011 and was one of only five retailers to receive the 2011 Customer Innovation Award from Avaya for transforming the business through innovative use of business communications and collaboration technologies. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); and wine gifts from Winetasting.com® (www.winetasting.com). The Company’s Celebrations® brand (www.celebrations.com) is a leading online destination for fabulous party ideas and planning tips and FineStationery.com® (www.finestationery.com) is the premier site for unique, customizable invitations, announcements and greeting cards. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit.  During the recent economic downturn, the demand for our products, compared to pre-recessionary levels, has been adversely affected by the reduction in consumer spending.

Anticipating continued economic pressure, during fiscal 2011, the Company took a more conservative view of the economy, and focused on achieving growth and enhancing its results through areas of the business over which it had more control. Throughout the year, the Company saw improving trends in terms of revenue growth, gross margin and contribution margin.  Revenue returned to growth in our fiscal third quarter, and continued into our fiscal fourth quarter, resulting in annual year-over-year growth. This was achieved in a challenging environment through a merchandising strategy that focused on providing our customers with truly original products, the success of which can be seen in increased average order value and improved return on investment in marketing programs.  All of the above factors resulted in improved operating results.

Reflecting the continued uncertainty in the consumer economy, the Company does not anticipate significant improvements in consumer demand for discretionary purchases during fiscal 2012.  With this in mind, the Company plans to continue its strategy of focusing on areas of its business where it believes it can exert control and thereby affect enhanced results, including:

•	leveraging the Company’s operating cost structure;
•	merchandising initiatives that emphasize truly original product designs and product line extensions;
•	marketing programs that provide improved return on investment by engaging directly with customers to deepen our relationship with them;
•	manufacturing and sourcing enhancements that can help mitigate commodity and shipping price increases and deliver increased gross profit margins, and;
•
continuing investments for the future, particularly in social and mobile commerce initiatives, growing the 1-800-Baskets.com business and expanded franchising opportunities in its Fannie May and 1-800-Flowers brands.

For fiscal 2012, the Company expects to build on the positive trends that it has shown during fiscal 2011, including increases in revenue, gross margin and contribution margin in its Consumer Floral business as well as continued top and bottom line growth in its BloomNet and Gourmet Food and Gift Baskets categories. As a result, the Company anticipates consolidated revenue growth for the full year in the low-to-mid-single digit range as well as year-over-year increases in EBITDA, EPS and Free Cash Flow.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company's business categories, as well as consolidated EBITDA (and for fiscal 2010 and 2009, Adjusted EBITDA) (earnings before interest (including write-off of deferred financing costs), taxes, depreciation and amortization, goodwill and intangible impairment and severance and other restructuring costs). As noted previously, the Company’s Home & Children’s Gifts segment has been classified as discontinued operations and therefore excluded from category information below.

	Years Ended
Net Revenues from Continuing Operations:	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
			(in thousands)

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral (*)	$369,198	0.7%	$366,516	(7.2%)	$394,782
BloomNet Wire Service	73,281	18.4%	61,883	(2.6%)	63,515
Gourmet Food & Gift Baskets	247,574	3.2%	239,942	(7.3%)	258,710
Corporate (**)	1,150	7.4%	1,071	(4.3%)	1,119
Intercompany eliminations	(1,416)	(16.8%)	(1,702)	59.2%	(4,176)
Total net revenues from continuing operations	$689,787	3.3%	$667,710	(6.5%)	$713,950

	Years Ended
Gross Profit from Continuing Operations:	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
			(in thousands)

Gross profit:

1-800-Flowers.com Consumer Floral (*)	$140,162	8.5%	$129,239	(11.4%)	$145,881
	38.0%		35.3%		37.0%

BloomNet Wire Service	36,877	5.7%	34,890	(1.4%)	35,374
	50.3%		56.4%		55.7%

Gourmet Food & Gift Baskets	102,472	1.5%	100,990	0.8%	100,187
	41.4%		42.1%		38.7%

Corporate (**)	573	(16.1%)	683	136.3%	289

Intercompany eliminations	-		-		(525)
Total gross profit from continuing operations	$280,084	5.4%	$265,802	(5.5%)	$281,206
	40.6%		39.8%		39.4%

	Years Ended
Adjusted EBITDA (***) from Continuing Operations:	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
Category Contribution Margin (***):			(in thousands)

1-800-Flowers.com Consumer Floral (*)	$32,669	47.6%	$22,141	(43.0%)	$38,830
BloomNet Wire Service	20,195	6.0%	19,051	1.5%	18,764
Gourmet Food & Gift Baskets	28,833	5.6%	27,303	11.0%	24,606
Category Contribution Margin Subtotal	81,697	19.3%	68,495	(16.7%)	82,200
Corporate (**)	(47,569)	(8.8%)	(43,735)	9.4%	(48,284)
Goodwill and intangible impairment	-	-	-	-	(85,438)
EBITDA	34,128	37.8%	24,760	148.1%	(51,522)
Goodwill and intangible impairment	-	-	-	-	85,438
Severance and other restructuring costs	-	-	-	-	2,543
Litigation settlement	-	-	898	-	-
Termination of Martha Stewart marketing agreement	-	-	1,931	-	-
Termination of post sale 3rd party marketing agreement	-	-	1,039	-	-
Adjusted EBITDA from continuing operations	$34,128	19.2%	$28,628	(21.5%)	$36,459

	Years Ended
Discontinued operations:	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
			(in thousands)

Net revenues from discontinued operations	-	-	$87,852	(38.9%)	$143,746
Gross profit from discontinued operations	-	-	40,905	(39.3%)	67,439
Adjusted EBITDA from discontinued operations	-	-	4,640	280.6%	(2,569)

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

(***) Performance is measured based on category contribution margin or consolidated EBITDA (and for fiscal 2010 and 2009, Adjusted EBITDA), reflecting only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), nor does it include one-time charges. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees.  The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence.  EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates.  EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

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

Reconciliation of Net Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA from Continuing Operations:

	Years ended
	July 3, 2011	June 27, 2010	June 28, 2009
		(in thousands)
Net income (loss) from continuing operations:	$5,722	$(2,088)	$(66,501)
Add:
Interest expense	4,200	5,571	6,364
Depreciation and amortization	20,715	21,378	21,010
Deferred financing cost write-off	-	340	3,245
Income tax expense	3,614	-	-
Less:
Interest income	123	159	314
Income tax benefit	-	282	15,326
EBITDA	34,128	24,760	(51,522)
Goodwill and intangible impairment	-	-	85,438
Severance and other restructuring costs	-	-	2,543
Litigation settlement	-	898	-
Termination of Martha Stewart marketing agreement	-	1,931	-
Termination of post sale 3rd party marketing agreement	-	1,039	-
Adjusted EBITDA from continuing operations	$34,128	$28,628	$36,459

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30.  Fiscal year 2011 which ended on July 3, 2011 consisted of 53 weeks, whereas fiscal years 2010 and 2009 which ended on June 27, 2010, and June 28, 2009 respectively, consisted of 52 weeks.

Net Revenues

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
	(in thousands)
Net revenues:
E-Commerce	$485,377	3.3%	$469,974	(5.7%)	$498,519
Other	204,410	3.4%	197,736	(8.2%)	215,431

	$689,787	3.3%	$667,710	(6.5%)	$713,950

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal year ended July 3, 2011 revenues increased by 3.3% over the prior year period, as a result of growth across all categories, including almost 1.0% growth within the Consumer Floral category, reversing the trend after two years of revenue declines, as well as continued growth in its BloomNet wire service and Gourmet Food and Gift Baskets categories.

During the fiscal year ended June 27, 2010, revenues decreased 6.5% compared to the prior year period, primarily as a result of weakness in the retail economy which resulted in lower wholesale order volumes from DesignPac Gifts, which is included within the Company’s Gourmet Food & Gift Baskets category, combined with lower demand within the 1-800-Flowers Consumer Floral business, and from weakness in wholesale product sales within the BloomNet WireService business. Fiscal 2010 was further impacted by the termination of the Company’s third-party marketing program during the second quarter of fiscal 2010.

The Company fulfilled approximately 8.1 million, 8.4 million and 8.6 million orders through its e-commerce (combined online and telephonic) sales channel during fiscal 2011, 2010 and 2009, respectively, while average order value increased to $59.58 in fiscal 2011, compared to $55.71 in fiscal 2010 and $57.65 in fiscal 2009. This shift reflects the change in the Company’s marketing and merchandising strategy which focused on innovative and original products designed to “wow” our customers’ gift recipients.  In comparison, during fiscal 2010, the Company relied more heavily on promotional pricing and markdowns, and free shipping offers promoted by the 1-800-Flowers brand during the fiscal 2010 key floral holidays in an effort to increase demand, in response to consumers’ preference for lower price-point products.

Other revenues increased 3.4% during fiscal 2011, in comparison to the prior year period primarily as a result of the aforementioned sales growth in the BloomNet Wire Service business, whereas other revenues during fiscal 2010 decreased in comparison to the prior year, primarily as a result of the decline in DesignPac and Napco’s wholesale order volume.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, as well as royalties from its franchise operations. In addition, during May 2011, the Company acquired selected assets of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. While included in the operating results of the Consumer Floral category during fiscal 2011, the operation of this acquisition did not have a material impact on results during fiscal 2011. Net revenues for the Consumer Floral category during the fiscal year ended July 3, 2011 increased by 0.7% over the prior year period as a result of continued strategic focus on: (i) upgrading merchandising programs, (ii) re-focusing the brand’s marketing message, and (iii) enhancing the efficiency of its advertising spending.  These efforts resulted in improvements in revenues, gross margin and contribution margin.

During fiscal 2010, net revenues decreased by 7.2% over the prior year period as a result of lower order volumes due to soft consumer demand caused by the weakened economy.  Fiscal 2010 revenue was negatively impacted by a combination of the Sunday day-placement and severe snow storms across much of the country during the Valentine’s Day holiday, as well as the termination of the Company’s third-party marketing program during the second quarter of fiscal 2010. After seeing improving revenue trends leading up to the fiscal 2010 Valentine’s Day holiday, the Company made the strategic decision to increase its marketing spending and offered customers a free shipping/no service charge promotion in order to spur demand and accelerate the anticipated return to revenue growth with the brand. Although these programs resulted in an increase in order count and new customer acquisition, the lift in orders was insufficient to offset the associated decline in average order and gross margin, and combined with the increase in advertising spending required to support the promotion, resulted in significantly lower category contribution margin. These negative trends continued, at a less dramatic rate, for Mother’s Day and through the end of fiscal 2010.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the fiscal year ended July 3, 2011 increased by 18.4% over the prior year period, primarily as a result of growing revenues associated with increased shop-to-shop order volume. While this order volume positively impacts revenues, at the present time, the impact on gross margin and contribution margin is significantly less than BloomNet’s normal margin. However, BloomNet expects to continue to monetize this increased order volume through increasing membership, technology, services and product fees. Net revenues during the fiscal year ended June 27, 2010 decreased by 2.6% over the prior year period, primarily due to lower wholesale product sales from Napco, as florists scaled back purchases as a result of the weakness in the retail economy.

The Gourmet Food & Gift Basket category includes the operations of 1-800-Baskets, Cheryl’s Cookies & Brownies, Fannie May Chocolates, The Popcorn Factory, The Winetasting Network and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brands, as well as wholesale operations.  During the second quarter of fiscal 2010, the Company launched a new co-branded website which featured the 1-800-BASKETS.COM® brand, a re-merchandised collection of gourmet gift baskets confected by DesignPac.  Fiscal 2009 revenues from gourmet gift baskets, which were previously included within the 1-800-Flowers.com Consumer Floral category, have been reclassified to conform to current year presentation.  Net revenue during the fiscal year ended July 3, 2011 increased by 3.2% compared to the prior year period, primarily as a result of e-commerce sales growth from 1-800-Baskets.com and Cheryl’s brands, as well as sales volume through the Winetasting Network, partially offset by reduced wholesale volume from DesignPac. Net revenues during the fiscal year ended June 27, 2010 decreased by 7.3% over the prior year period as a result of lower revenue from DesignPac, due to significant reductions in wholesale orders.

For fiscal 2012, the Company expects to build on the positive trends that it has shown in recent quarters, including increases in revenue in its Consumer Floral business as well as continued top and bottom line growth in its BloomNet and Gourmet Food and Gift Baskets categories. As a result, the Company anticipates consolidated revenue growth for the full year in the low-to-mid-single digit range.

Gross Profit

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
	(in thousands)

Gross profit	$280,084	5.4%	$265,802	(5.5%)	$281,206
Gross margin %	40.6%		39.8%		39.4%

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

Gross profit increased during the fiscal year ended July 3, 2011, compared to the prior year, due to the combination of increased revenues across all categories as described above, as well as an 80 basis point improvement in gross margin percentage, resulting from improved merchandising programs and reduced promotional activities within the Company’s 1-800-Flowers.com Consumer Floral category, more than offsetting fuel and commodity cost increases, and the margin impact of the third-party marketing program which was discontinued in December 2009.  Gross profit decreased during the fiscal year ended June 27, 2010, as a result of the decline in revenues in comparison to the prior year period, while gross margin percentage increased 40 basis points as a result of product mix associated with the impact of lower wholesale revenues from DesignPac, as well as improved manufacturing and supply chain operating efficiencies, offset in part by continued reliance on promotional pricing and the termination of the Company’s high margin post sale third-party marketing program.

The 1-800-Flowers.com Consumer Floral category gross profit and gross profit margin percentage increased by 8.5% and 270 basis points, respectively, during the fiscal year ended July 3, 2011, compared to the prior year period, due to the higher revenue, as described above, and gross margin improvements due to the aforementioned improvements in merchandising programs and reductions in promotional activity, as well as the impact of the termination of the Martha Stewart marketing agreement during the fourth quarter of fiscal 2010.  During the fiscal year ended June 27, 2010, gross profit and gross profit margin percentage decreased by 11.4% and 170 basis points, respectively, over the prior year period, as a result of decreased sales volume and promotional pricing, partially offset by supply chain improvements.  Fiscal 2010 gross margin percentage was also negatively impacted by the aforementioned termination of the Company’s third-party marketing program, the early termination charge associated with the Martha Stewart marketing agreement, and the free-shipping/no-service charge promoted for the fiscal 2010 Valentine’s Day holiday in order to improve consumer demand. Although order volume increased as a result of the Valentine’s Day promotion, the improvement was insufficient to offset the decrease in average order value and the impact on gross margin percentage, ultimately resulting in a decline in gross profit.

The BloomNet Wire Service category gross profit increased by 5.7% during the fiscal year ended July 3, 2011, compared to the prior year period, as a result of the above mentioned increase in shop-to-shop order volume. While the cost of these orders negatively affected gross margin percentage, these orders generated increased net revenues and gross margin dollars. BloomNet expects to continue to monetize this increased order volume and thereby improve gross margin over time.  During fiscal 2010, gross profit from the BloomNet Wire Service category decreased by 1.4% compared to the prior year period, while gross margin percentage increased 70 basis points, as a result of sales mix due to the aforementioned decrease in lower margin floral wholesale product revenue.

The Gourmet Food & Gift Baskets category gross profit increased by 1.5% and 0.8% during the fiscal years ended July 3, 2011 and June 27, 2010, respectively.  The increased gross profit during fiscal 2011 was attributable to sales mix, whereby higher margin e-commerce sales growth within the 1-800-Baskets and Cheryl’s brands and retail store revenue growth by the Fannie May brand, more than offset the impact of the loss of lower margin wholesale order volume from DesignPac, whereas the gross profit increase during fiscal 2010 was a result of improved gross margin performance, which offset the revenue decline primarily attributable to DesignPac. During the fiscal year ended July 3, 2011, the gross margin percentage decreased by 70 basis points, reflecting the above mentioned change in sales mix, as well as increased fuel and commodity prices, whereas, the gross margin percentage in fiscal 2010 increased 340 basis points due to the reduction in lower margin DesignPac sales volume, as well as improved gross margins resulting from manufacturing efficiencies and reduced promotional pricing across all other businesses within the category.

For fiscal 2012, the Company expects its gross margin percentage will improve in comparison to fiscal 2011 as a result of a reduction in promotional activity, as well as improvements in product sourcing, supply chain and manufacturing efficiencies

Marketing and Sales Expense

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
	(in thousands)

Marketing and sales	$174,758	1.2%	$172,640	(1.8%)	$175,839
Percentage of sales	25.3%		25.9%		24.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

During the fiscal year ended July 3, 2011, marketing and sales expense increased by 1.2%, compared to the prior year period, as a result of: (i) an increase in compensation expense, due to incentive compensation, reflecting the improved operating results during the current year, as well as new initiatives for franchising and store growth, and (ii) variable costs associated with the increase in revenue, offset by reductions in advertising spending, reflecting the Company’s continued focus on improving its merchandising programs, re-focusing the marketing messages, and enhancing the efficiency of the advertising efforts. As a result, marketing and sales expenses as a percentage of net revenues decreased from 25.9% in fiscal 2010 to 25.3% in fiscal 2011. During the fiscal year ended June 27, 2010, marketing and sales expense decreased by 1.8% as a result of a number of cost-reduction initiatives, including: (i) savings in catalog printing and co-mailing costs and planned reductions in customer prospecting, (ii) reductions in variable costs associated with the decline in revenue, and (iii) the impact of severance incurred in the prior year.  Marketing and sales expense increased as a percentage of sales during the fiscal year ended June 27, 2010, as a result of: (i) sales mix caused by the reduction of wholesale basket products by DesignPac which operate with a low level of marketing and sales expense, and (ii) the Valentine’s Day holiday promotions implemented by the 1-800-Flowers Consumer Floral brand which did not generate sufficient revenue to support the level of advertising spend.

During each of the fiscal years ended July 3, 2011 and June 27, 2010, the Company added approximately 2.3 million new e-commerce customers, compared to 2.4 million in fiscal 2009.  Of the 4.8 million total customers who placed e-commerce orders during fiscal 2011, approximately 52% were repeat customers, consistent with fiscal 2010 and 2009, reflecting the Company’s focus on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

Technology and Development Expense

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
	(in thousands)

Technology and development	$20,424	13.8%	$17,952	(14.5%)	$21,000
Percentage of sales	3.0%		2.7%		2.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the fiscal year ended July 3, 2011, technology and development expense increased by 13.8% over the prior year period, as a result of increased labor costs required to support and implement recent website improvements, as well as from higher incentive compensation expense in comparison to the prior year, partially offset by reductions in the cost of hosting the Company’s technology platforms, as a result of footprint reductions and sourcing savings. During the fiscal year ended June 27, 2010, technology and development expense decreased by 14.5% over the prior year as a result of decreased labor/consulting costs due to re-sizing initiatives, as well as a reduction in the number and size of hosting sites.

During the fiscal years ended July 3, 2011, June 27, 2010, and June 28, 2009 the Company expended $32.6 million, $29.3 million, and $35.7 million, respectively, on technology and development, of which $12.2 million, $11.4 million, and $14.7 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
	(in thousands)

General and administrative	$50,744	0.6%	$50,450	0.1%	$50,451
Percentage of sales	7.4%		7.6%		7.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense was relatively consistent with the prior year, but decreased as a percentage of net revenues from 7.6% in fiscal 2010 to 7.4% in fiscal 2011, as a result of reduced health insurance costs due to plan redesign and reductions in legal fees associated with litigation which was settled in the prior year, offset by higher incentive compensation expense due to improved financial performance.  During fiscal 2010, general and administrative expense was consistent with the prior year period, but increased as a percentage of sales, as a result of a litigation settlement of approximately $0.9 million, offset by reduced labor and operating costs related to the Company’s re-sizing initiatives implemented during fiscal 2009.

Depreciation and Amortization

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
	(in thousands)

Depreciation and amortization	$20,715	(3.0%)	$21,378	1.8%	$21,010
Percentage of sales	3.0%		3.2%		2.9%

Depreciation and amortization expense decreased by 3.0% during the fiscal year ended July 3, 2011 in comparison to the prior year period as a result of the Company’s efforts over the last three years to reduce capital expenditures.  During the fiscal year ended June 27, 2010 depreciation and amortization expense increased by 1.8% in comparison to the prior year period, primarily as a result of the incremental amortization related to the intangibles established as a result of the acquisition of DesignPac in April 2008, as well as capital additions for technology platform improvements.

Goodwill and Intangible Impairment

The Company performs an annual impairment test during its fiscal fourth quarter, or earlier, if indicators of potential impairment exist, to evaluate its goodwill and intangible assets.  While the Company determined that there was no impairment during fiscal 2011 or 2010, during fiscal 2009 the Gourmet Food & Gift Basket segment experienced declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy. Based upon the expectation of a continuation of the current economic downturn, supported by lower order quantities received for the upcoming holiday season by certain wholesale customers, coupled with a decline of the Company’s market capitalization and contraction of public company multiples, during the year ended June 28, 2009, the Company recorded goodwill and intangible impairment charges of $85.4 million.  Of the total impairment charge, approximately $65.6 million was related to goodwill and $19.8 million was related to intangibles.

Other Income (Expense)

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
	(in thousands)

Interest income	$123	(22.6%)	$159	(49.4%)	$314
Interest expense	(4,200)	24.6%	(5,571)	12.5%	(6,364)
Deferred financing write-off	-	100%	(340)	89.5%	(3,245)
	$(4,077)	29.1%	$(5,752)	38.1%	$(9,295)

Other income (expense) consists primarily of interest expense and amortization of deferred financing costs, primarily attributable to the Company’s long-term debt and revolving line of credit, partially offset by income earned on the Company’s investments and available cash balances.

Net borrowing costs decreased during the fiscal years ended July 3, 2011 and June 27, 2010, in comparison to the respective prior year periods, due to scheduled paydowns and prepayments of amounts outstanding under the Company’s term loans, as well as reduced working capital borrowings. During fiscal 2009, the impact of the reduction in outstanding borrowings was partially offset by increases in interest rates, in part due to the interest rate swap that the Company entered into during July 2009, in accordance with its credit facility agreement.

Income Taxes

During the fiscal year ended July 3, 2011, the Company recorded income tax expense of $3.6 million, resulting in an effective tax rate of 38.7%.   During the fiscal years ended June 27, 2010 and June 28, 2009, the Company recorded an income tax benefit of $0.3 million and $15.3 million, respectively, resulting in an effective tax rate of 11.9% and 18.7%, respectively.  The Company’s effective tax rate for the fiscal years ended July 3, 2011 and June 27, 2010, differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes and non-deductible stock-based compensation, partially offset by various tax credits, whereas the effective tax rate for the fiscal year ended June 28, 2009 differed from the U.S. federal statutory rate of 35% primarily due to the impact of the non-deductible portions of the goodwill and other intangible impairment charges of $85.4 million and various tax credits, partially offset by state income taxes.

At July 3, 2011, the Company’s federal net operating loss carryforwards were approximately $19.7 million, which, if not utilized, will begin to expire in fiscal year 2025.

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

Results for discontinued operations are as follows:

	Years Ended
	July 3, 2011	% Change	June 27, 2010	% Change	June 28, 2009
			(in thousands)

Net revenues from discontinued operations	-	-	$87,852	(38.9%)	$143,746
Gross profit from discontinued operations	-	-	$40,905	(39.3%)	$67,439
Operating loss from discontinued operations	-	-	$(1,723)	95.7%	$(39,754)
(including losses on disposal of $5.2 million and $14.7 million during the years ended June 27, 2010 and June 28, 2009, respectively, and impairment charges of $20.0 million during the year ended June 27, 2009)

Loss from discontinued operations	-	-	$(2,133)	93.3%	$(31,916)

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

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2011 and 2010.  The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jul. 3, 2011	Mar. 27, 2011	Dec. 26, 2010	Sep. 26, 2010	Jun. 27, 2010	Mar. 28, 2010	Dec. 27, 2009	Sep. 27, 2009
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$142,059	$117,506	$154,599	$71,213	$130,444	$113,030	$151,660	$74,840
Other	45,026	45,273	80,803	33,308	34,983	42,483	86,794	33,476
Total net revenues	187,085	162,779	235,402	104,521	165,427	155,513	238,454	108,316
Cost of revenues	112,619	99,574	136,570	60,940	102,455	96,100	138,791	64,562

Gross profit	74,466	63,205	98,832	43,581	62,972	59,413	99,663	43,754

Operating expenses:
Marketing and sales	50,180	43,812	50,848	29,918	44,459	46,729	51,976	29,476
Technology and development	5,578	5,179	4,786	4,881	4,688	4,183	4,525	4,556
General and administrative	13,133	12,930	12,831	11,880	11,946	11,297	14,673	12,534
Depreciation and amortization	5,064	5,230	5,286	5,135	5,607	5,482	5,343	4,946
Total operating expenses	73,955	67,151	73,751	51,814	66,700	67,691	76,517	51,512

Operating income (loss)	511	(3,946)	25,081	(8,233)	(3,728)	(8,278)	23,146	(7,758)

Other income (expense), net	(756)	(854)	(1,298)	(1,169)	(1,142)	(1,119)	(1,961)	(1,530)

Income (loss) from continuing operations before income taxes	(245)	(4,800)	23,783	(9,402)	(4,870)	(9,397)	21,185	(9,288)
Income tax expense (benefit)	(237)	(2,124)	10,253	(4,278)	(1,644)	(3,468)	8,452	(3,622)
Income (loss) from continuing operations	(8)	(2,676)	13,530	(5,124)	(3,226)	(5,929)	12,733	(5,666)

Loss from discontinued operations, before income taxes	-	-	-	-	(1,168)	(1,712)	3,795	(2,638)
Income tax expense (benefit)	-	-	-	-	560	(345)	1,225	(1,030)
Loss from discontinued operations	-	-	-	-	(1,728)	(1,367)	2,570	(1,608)

Net income (loss)	$(8)	$(2,676)	$13,530	$(5,124)	$(4,954)	$(7,296)	$15,303	$(7,274)

Basic and diluted net income (loss) per common share:
From continuing operations	$0.00	$(0.04)	$0.21	$(0.08)	$(0.05)	$(0.09)	$0.20	$(0.09)
From discontinued operations	-	-	-	-	(0.03)	(0.02)	0.04	(0.03)
Net income (loss) per common share	$0.00	$(0.04)	$0.21	$(0.08)	$(0.08)	$(0.11)	$0.24	$(0.11)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,135	63,999	63,966	63,894	63,828	63,687	63,555	63,472
Diluted	64,135	63,999	64,801	63,894	63,828	63,687	64,070	63,472

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

Liquidity and Capital Resources

At July 3, 2011, the Company had working capital of $17.8 million, including cash and equivalents of $21.4 million, compared to working capital of $23.0 million, including cash and equivalents of $27.8 million, at June 27, 2010.

Net cash provided by operating activities of $30.8 million for the fiscal year ended July 3, 2011 was attributable to operating income, adjusting for non-cash items related to depreciation and amortization, stock-based compensation and deferred income taxes, as well as increases in accounts payable and accrued expenses due to cash management initiatives, offset in part by increases in inventory, accounts receivable and prepaid expenses due to a combination of expanded wholesale activities and pre-positioning of inventory for production of Holiday 2011 merchandise.

Net cash used in investing activities of $22.0 million for the fiscal year ended July 3, 2011 was attributable to capital expenditures, primarily related to the Company's technology and distribution infrastructure, and the acquisitions of Mrs. Beasley’s in March 2011 and Fine Stationery in May 2011.

Net cash used in financing activities of $15.2 million for the fiscal year ended July 3, 2011 was primarily for the repayment of bank borrowings on outstanding debt and long-term capital lease obligations. There were no borrowings outstanding under the Company’s revolving credit facility as of July 3, 2011.

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

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its existing revolving credit facility will be a sufficient source of liquidity. The Company anticipates borrowing against the facility prior to the end of the first fiscal quarter to fund working capital requirements related to pre-holiday manufacturing and inventory purchases. The Company anticipates that such borrowings will peak during its fiscal second quarter before being repaid prior to the end of that quarter. At July 3, 2011, the Company had no outstanding amounts under its revolving credit facility and the Company has no off-balance sheet arrangements.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which when added to the $8.7 million remaining on its earlier authorization, increased the amount available to repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. The Company repurchased $0.5 million of common stock during the fiscal year ended July 3, 2011. As of July 3, 2011, $11.8 million remains authorized.

Under this program, as of July 3, 2011, the Company had repurchased 2,569,713 shares of common stock for $14.5 million, of which $0.5 million (168,207 shares), $0.9 million (342,821 shares) and $0.8 million (397,899 shares) were repurchased during the fiscal years ending July 3, 2011, June 27, 2010 and June, 28, 2009, respectively.

At July 3, 2011, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$48,077	$17,145	$30,932	$-	$-
Capital lease obligations, including interest	1,647	1,641	6	-	-
Operating lease obligations	68,485	12,724	22,334	14,254	19,173
Sublease obligations	3,917	1,667	1,617	490	143
Purchase commitments (*)	41,841	41,841	-	-	-
Total	$163,967	$75,018	$54,889	$14,744	$19,316

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

The Company performs an annual impairment test during its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value.   Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company. Based on its impairment test, the Company's reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired business is impaired.

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

Recent Accounting Pronouncements

In April 2011, the Company adopted ASU 2010-29, “Business Combinations (Topice 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. As permitted, the Company early adopted this standard. The adoption of ASU 2010-29 did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of July 3, 2011, the Company’s outstanding debt, including current maturities, approximated $45.7 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of July 3, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 3, 2011. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that, as of July 3, 2011 the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of July 3, 2011; their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
  1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 3, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2011 and our report dated September 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
September 16, 2011

Item 9B. OTHER INFORMATION

   None.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth in the Proxy Statement for the 2011 annual meeting of stockholders is incorporated herein by reference.

The Company maintains a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees on the Investor Relations-Corporate Governance tab of the Company’s website at www.1800flowers.com.  Any amendment or waiver to the Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K to the extent required by applicable law or the regulations of any exchange applicable to the Company.  A copy of the Code of Business Conduct and Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, New York 11514.

Item 11. EXECUTIVE COMPENSATION

The information to be set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of July 3, 2011 and June 27, 2010	F-2
Consolidated Statements of Operations for the years ended July 3, 2011, June 27, 2010 and June 28, 2009	F-3
Consolidated Statements of Stockholders’ Equity for the years ended July 3, 2011, June 27, 2010 and June 28, 2009	F-4
Consolidated Statements of Cash Flows for the years ended July 3, 2011, June 27, 2010 and June 28, 2009	F-5
Notes to Consolidated Financial Statements	F-6

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

All other information and financial statement schedules are omitted because they are not applicable, or required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Index to Exhibits

       Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.13, 10.14, 10.15
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
______________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2011	1-800-FLOWERS.COM, Inc. By: /s/ James F. McCann James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 16, 2011	By: /s/ James F. McCann James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)
Dated: September 16, 2011	By: /s/ William E. Shea William E. Shea Senior Vice President Finance and Administration (Principal Financial and Accounting Officer)

Dated: September 16, 2011	By: h/s/ Christopher G. McCann Christopher G. McCann Director, President
Dated: September 16, 2011	By: /s/ Lawrence Calcano Lawrence Calcano Director
Dated: September 16, 2011	By: /s/ James A. Cannavino James A. Cannavino Director
Dated: September 16, 2011	By: /s/ John J. Conefry, Jr. John J. Conefry, Jr. Director
Dated: September 16, 2011	By: /s/ Leonard J. Elmore Leonard J. Elmore Director
Dated: September 16, 2011	By: /s/ Jeffrey C. Walker Jeffrey C. Walker Director
Dated: September 16, 2011	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
  1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) as of July 3, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2011.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 3, 2011 and June 27, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the guidance issued in Finanacial Accounting Standards Board ("FASB") Statement No. 141(R), "Business Combinations" (codified in FASB Accounting Standards Codification Topic 805, "Business Combinations") on June 29, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and Subsidiaries’ internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
September 16, 2011

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	July 3, 2011	June 27, 2010

Assets
Current assets:
Cash and equivalents	$21,442	$27,843
Receivables, net	15,278	13,943
Inventories	51,314	45,121
Deferred tax assets	5,416	5,109
Prepaid and other	7,375	5,662
Total current assets	100,825	97,678
Property, plant and equipment, net	50,354	51,324
Goodwill	41,547	41,211
Other intangibles, net	41,808	41,042
Deferred tax assets	17,181	19,265
Other assets	5,236	5,566
Total assets	$256,951	$256,086

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$66,559	$59,914
Current maturities of long-term debt and obligations under capital leases	16,488	14,801
Total current liabilities	83,047	74,715
Long-term debt and obligations under capital leases	29,250	45,707
Other liabilities	2,993	3,038
Total liabilities	115,290	123,460

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	–	–
Class A common stock, $.01 par value, 200,000,000 shares authorized, 32,987,313 and 32,492,266 shares issued in 2011 and 2010, respectively	330	325
Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465 shares issued in 2011 and 2010	421	421
Accumulated other comprehensive loss	(158)	(334)
Additional paid-in capital	289,101	285,515
Retained deficit	(114,755)	(120,477)
Treasury stock, at cost, 5,633,253 and 5,465,046 Class A shares in 2011 and 2010, respectively, and 5,280,000 Class B shares	(33,278)	(32,824)
Total stockholders' equity	141,661	132,626
Total liabilities and stockholders' equity	$256,951	$256,086

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended
	July 3, 2011	June 27, 2010	June 28, 2009

Net revenues	$689,787	$667,710	$713,950
Cost of revenues	409,703	401,908	432,744
Gross profit	280,084	265,802	281,206
Operating expenses:
Marketing and sales	174,758	172,640	175,839
Technology and development	20,424	17,952	21,000
General and administrative	50,774	50,450	50,451
Depreciation and amortization	20,715	21,378	21,010
Goodwill and intangible impairment	-	-	85,438
Total operating expenses	266,671	262,420	353,738
Operating income (loss)	13,413	3,382	(72,532)
Other income (expense):
Interest income	123	159	314
Interest expense	(4,200)	(5,571)	(6,364)
Deferred financing cost write-off	-	(340)	(3,245)

Total other income (expense), net	(4,077)	(5,752)	(9,295)
Income (loss) from continuing operations before income taxes	9,336	(2,370)	(81,827)
Income tax expense (benefit) from continuing operations	3,614	(282)	(15,326)
Income (loss) from continuing operations	5,722	(2,088)	(66,501)
Loss from discontinued operations before income taxes	-	(1,723)	(39,754)
(including losses on disposal of $5.2 million and $14.7 million during the years ended June 27, 2010 and June 28, 2009, respectively, and impairment charges of $20.0 million during the year ended June 27, 2009)

Income tax expense (benefit) from discontinued operations	-	410	(7,838)
Loss from discontinued operations	-	(2,133)	(31,916)
Net income (loss)	$5,722	$(4,221)	$(98,417)

Basic and diluted net income (loss) per common share:
From continuing operations	$0.09	$(0.03)	$(1.05)
From discontinued operations	-	(0.03)	(0.50)
Net income (loss) per common share	$0.09	$(0.07)	$(1.55)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,001	63,635	63,565
Diluted	65,153	63,635	63,565

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended July 3, 2011, June 27, 2010 and June 28, 2009
(in thousands, except share data)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance at June 29, 2008	31,368,241	$314	42,138,465	$421	$279,718	$(17,839)	-	10,004,326	$(31,149)	$231,465

Net loss	-	-	-	-	-	(98,417)	-	-	-	(98,417)
Exercise of employee stock options and vesting of restricted stock and stock based compensation	362,163	3	-	-	1,835	-	-	-	-	1,838
Deferred tax shortfall from stock-based compensation	-	-	-	-	(306)	-	-	-	-	(306)
Stock repurchase program	-	-	-	-	-	-	-	397,899	(797)	(797)
Balance at June 28, 2009	31,730,404	317	42,138,465	421	281,247	(116,256)	-	10,402,225	(31,946)	133,783

Net Loss	-	-	-	-	-	(4,221)	-	-	-	(4,221)
Change in value of cash flow hedge	-	-	-	-	-	-	(334)	-	-	(334)
Comprehensive loss	-	-	-	-	-	-	-	-	-	(4,555)
Vesting of restricted stock and stock-based compensation	761,862	8	-	-	4,635	-	-	-	-	4,643
Deferred tax shortfall from stock-based compensation	-	-	-	-	(367)	-	-	-	-	(367)
Stock repurchase program	-	-	-	-	-	-	-	342,821	(878)	(878)
Balance at June 27, 2010	32,492,266	$325	42,138,465	$421	$285,515	$(120,477)	$(334)	10,745,046	$(32,824)	$132,626

Net income	-	-	-	-	-	5,722	-	-	-	5,722
Change in value of cash flow hedge	-	-	-	-	-	-	176	-	-	176
Comprehensive Income	-	-	-	-	-	-	-	-	-	5,898
Exercise of employee stock options and vesting of restricted stock and stock-based compensation	495,047	5	-	-	4,005	-	-	-	-	4,010
Deferred tax shortfall from stock-based compensation	-	-	-	-	(419)	-	-	-	-	(419)
Stock repurchase program	-	-	-	-	-	-	-	168,207	(454)	(454)
Balance at July 3, 2011	32,987,313	$330	42,138,465	$421	$289,101	$(114,755)	$(158)	10,913,253	$(33,278)	$141,661

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

		Years ended
	July 3, 2011	June 27, 2010	June 28, 2009

Operating activities:
Net income (loss)	$5,722	$(4,221)	$(98,417)
Reconciliation of net income (loss) to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	-	8,204	7,210
Loss on sale/impairment from discontinued operations	-	5,275	34,758
Goodwill and intangible asset impairment from continuing operations	-	-	85,438
Depreciation and amortization	20,715	21,378	21,010
Amortization of deferred financing costs	474	763	3,751
Deferred income taxes	2,262	(127)	(22,249)
Bad debt expense	1,546	1,908	2,264
Stock-based compensation	3,961	4,643	1,724
Tax benefits from stock-based compensation	419	275	306
Other non-cash items	27	77	(178)
Changes in operating items, excluding the effects of acquisitions:
Receivables	(2,881)	(4,516)	516
Inventories	(5,491)	733	(2,589)
Prepaid and other	(1,703)	(1,082)	(219)
Accounts payable and accrued expenses	6,647	6,453	(5,754)
Other assets	(748)	(124)	412
Other liabilities	(225)	389	511

Net cash provided by operating activities	30,725	40,028	28,494

Investing activities:
Acquisitions, net of cash acquired	(4,310)	-	(12,001)
Proceeds from sale of business	-	10,468	25
Capital expenditures	(17,017)	(15,041)	(12,265)
Purchase of investment	(268)	(2,192)	-
Other, net	100	325	215
Investing activities of discontinued operations	-	(78)	(1,202)

Net cash used in investing activities	(21,495)	(6,518)	(25,228)

Financing activities:
Acquisition of treasury stock	(454)	(878)	(797)
Proceeds from exercise of employee stock options	49	-	114
Tax benefits from stock based compensation	(419)	(367)	(306)
Proceeds from bank borrowings	40,000	49,000	120,000
Repayment of bank borrowings	(52,750)	(79,352)	(100,648)
Debt issuance cost	(17)	(1,637)	(3,603)
Repayment of capital lease obligations	(2,040)	(1,995)	(502)
Financing activities of discontinued operations	-	-	(86)

Net cash (used in) provided by financing activities	(15,631)	(35,229)	14,172

Net change in cash and equivalents	(6,401)	(1,719)	17,438
Cash and equivalents:
Beginning of year	27,843	29,562	12,124

End of year	$21,442	$27,843	$29,562

Supplemental Cash Flow Information:
-	Interest paid amounted to $4.2 million, $5.4 million, and $5.8 million for the years ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively.
-	Capital expenditures excludes capital lease financing of $-, $- and $6.0 million for the years ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively.
-
The Company paid income taxes of approximately $1.4 million, $1.4 million and $3.0 million, net of tax refunds received, for the years ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively.

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business

For more than 30 years, 1-800-FLOWERS.COM, Inc. has been providing customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, 100 percent satisfaction is guaranteed. The Company’s BloomNet® international floral wire service provides a broad range of quality products and value-added services designed to help professional florists to grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory ®; cookies and baked gifts from Cheryl’s ®; premium chocolates and confections from Fannie May ® Confections Brands; gift baskets and towers from 1-800-BASKETS.COM ®; and wine gifts from The Winetasting Network SM.  The Company’s Celebrations ® brand is a new premier online destination for fabulous party ideas and planning tips.

During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children’s Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories.  On January 25, 2010, the Company completed the sale of these businesses; refer to Note 16. Discontinued Operations, for further discussion.  Consequently, the Company has classified the results of operations of its Home & Children’s Gifts segment, which includes Home Decor and Children’s Gifts from Plow & Hearth®, Wind & Weather®, HearthSong® and Magic Cabin®, as discontinued operations for all periods presented.

1-800-FLOWERS.COM, Inc. stock is traded on the NASDAQ Global Select Market under ticker symbol FLWS.

Note 2. Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30.  Fiscal year 2011, which ended on July 3, 2011, consisted of 53 weeks, while fiscal 2010 and 2009, which ended on June 27, 2010 and June 28, 2009, respectively, consisted of 52 weeks.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $0.4 million at July 3, 2011 and June 27, 2010, relating to prepaid catalog expenses.

Investments

The Company considers all of its debt and equity securities, for which there is a determinable fair market value and no restrictions on the Company’s ability to sell within the next 12 months, as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  For the years ended July 3, 2011, June 27, 2010 and June 28, 2009, there were no significant unrealized gains or losses. Realized gains and losses are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Values of Financial Instruments

The recorded amounts of the Company's cash and equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of investments, including available-for-sale securities, is based on quoted market prices where available.  The fair value of the Company’s long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at July 3, 2011 and June 27, 2010.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies.  Allowances relating to consumer, corporate and franchise accounts receivable ($1.0 million and $1.5 million at July 3, 2011 and June 27, 2010, respectively) have been recorded based upon previous experience and management’s evaluation.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $67.9 million, $70.4 million and $70.8 million for the years ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In April 2011, the Company adopted ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on the Company’s consolidated financial statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

		Years Ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(in thousands, except per share data)
Numerator:
Net income (loss)	$5,722	$(4,221)	$(98,417)

Denominator:
Weighted average shares outstanding	64,001	63,635	63,565
Effect of dilutive securities:
Employee stock options (1)	16	-	-
Employee restricted stock awards	1,136	-	-
	-	-	-

Adjusted weighted-average shares and assumed conversions	65,153	63,635	63,565

Net income (loss) per common share:
Basic	$0.09	$(0.07)	$(1.55)
Diluted	$0.09	$(0.07)	$(1.55)

Note (1): The effect of options to purchase 7.0 million, 8.1 million and 8.9 million shares for the years ended July 3, 2011,  June 27, 2010, and June 28, 2009, respectively, were excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 4. Acquisitions

Effective June 29, 2009, the Company began accounting for business combinations under ASC Topic 805 which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. The accounting prescribed by ASC Topic 805 is applicable for all business combinations entered into by the Company after June 29, 2009.

Operating results of the acquired entity is reflected in the Company’s consolidated financial statements from date of acquisition.

Acquisition of Mrs. Beasley’s

On March 9, 2011, the Company acquired selected assets of Mrs. Beasley’s Bakery, LLC (Mrs. Beasley’s), a baker and marketer of cakes, muffins and gourmet gift baskets for cash consideration of approximately $1.5 million. The acquisition included inventory and certain manufacturing equipment, which was consolidated within the Company’s baked goods manufacturing facilities. Approximately $0.6 million of the purchase price was assigned to tradenames that are not subject to amoritization, while $0.3 million was assigned to goodwill which is expected to be deductible for tax purposes.

Acquisition of Fine Stationery

On May 10, 2011, the Company acquired selected assets of Fine Stationery Solutions, Inc. (Fine Stationery), a retailer of personalized stationery, invitations and announcements. The purchase price, which included the acquisition of inventory, production equipment and certain other assets, was approximately $3.3 million, including cash consideration of $2.8 million, plus additional consideration based upon achieving specified operating results during fiscal 2012 through 2014, of which the Company recorded $0.5 million, and which is included in other liabilities in the Company’s consolidated balance sheet. The acquisition was financed utilizing available cash balances.  Of the $1.7 million of acquired intangible assets, $1.6 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $0.1 million were allocated to customer related intangibles which are being amortized over the estimated useful life of 3 years. Approximately $1.1 million of goodwill is deductible for tax purposes.

The Company is in the process of finalizing its allocation of the purchase prices to individual assets acquired and liabilities assumed as a result of the acquisitions of Mrs. Beasley’s and Fine Stationery. This will result in potential adjustments to the carrying value of their respective recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.  The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Mrs. Beasley’s and Fine Stationery:

	Mrs. Beasley’s Purchase Price Allocation	Fine Stationery Purchase Price Allocation
	(in thousands)
Current assets	$353	$360
Intangible assets	585	1,674
Goodwill	308	1,051
Property, plant & equipment	204	269
Total assets acquired	1,450	3,354

Current liabilities	-	20

Total liabilities assumed	-	20
Net assets acquired	$1,450	$3,334

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Acquisition of Napco Marketing Corp.

On July 21, 2008, the Company acquired selected assets of Napco Marketing Corp. (Napco), a wholesale merchandiser and marketer of products designed primarily for the floral industry. The purchase price of approximately $9.4 million included the acquisition of a fulfillment center located in Jacksonville, FL, inventory and certain other assets, as well as the assumption of certain related liabilities, including their seasonal line of credit of approximately $4.0 million. The acquisition was financed utilizing a combination of available cash on hand and through borrowings under the Company’s revolving credit facility. The purchase price includes an up-front cash payment of $9.3 million, net of cash acquired, and the expected portion of “earn-out” incentives, which amount to a maximum of $1.6 million through the years ending July 2, 2012, upon achievement of specified performance targets. As of July 3, 2011 the Company does not expect that any of the specified performance targets will be achieved.

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

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Mrs. Beasley’s, Fine Stationery, Napco and Geerlings & Wade had taken place at the beginning of fiscal year 2009. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

		Years Ended
	July 3, 2011 (pro forma)	June 27, 2010 (pro forma)	June 28, 2009 (pro forma)
	(in thousands, except per share data)

Net revenues from continuing operations	$702,168	$683,182	$736,381

Operating income (loss) from continuing operations	$16,104	$5,389	$(70,309)

Net income (loss) from continuing operations	$6,625	$(3,504)	$(68,095)

Net income (loss) per common share from continuing operations
Basic	$0.10	$(0.06)	$(1.07)
Diluted	$0.10	$(0.06)	$(1.07)

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	July 3, 2011	June 27, 2010
	(in thousands)

Finished goods	$26,629	$23,611
Work-in-process	15,442	13,390
Raw materials	9,243	8,120
	$51,314	$45,121

Note 6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is as follows:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
		(in thousands)
Balance at June 29, 2008	$6,165	$-	$99,734	$105,899
Acquisition			1,438	1,438
Goodwill impairment			(65,644)	(65,644)
Acquisition related adjustments	(437)		(51)	(488)

Balance at June 28, 2009	$5,728	$-	$35,477	$41,205

Acquisition related adjustments			6	6

Balance at June 27, 2010	$5,728	$-	$35,483	$41,211
Acquisitions	1,051		308	1,359
Acquisition related adjustment			(1,023)	(1,023)

Balance at July 3, 2011	$6,779	$-	$34,768	$41,547

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

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

While the Company determined that there was no impairment during either fiscal 2011 or fiscal 2010, during fiscal 2009 the Gourmet Food & Gift Basket segment experienced declines in revenue and operating performance when compared to prior years and their strategic outlook. The Company believes that this weak performance was attributable to reduced consumer spending due to the overall weakness in the economy. Based upon the expectation of a continuation of the current economic downturn, supported by lower order quantities received for the upcoming holiday season by certain wholesale customers, coupled with a decline of the Company’s market capitalization and contraction of public company multiples, the Company recorded goodwill and intangible impairment charges of $85.4 million during the year ended June 28, 2009.  Of the total impairment charge, approximately $65.6 million was related to goodwill and $19.8 million was related to intangibles.

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

The Company’s other intangible assets consist of the following:

		July 3, 2011			June 27, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)

Intangible assets with determinable lives:
Investment in licenses	14 - 16 years	$5,314	$5,314	$-	$5,314	$5,314	$-
Customer lists	3 - 10 years	15,804	8,619	7,185	15,695	6,758	8,937
Other	5 - 8 years	2,538	1,770	768	2,388	1,351	1,037
		23,656	15,703	7,953	23,397	13,423	9,974

Trademarks with indefinite lives		33,855	-	33,855	31,068	-	31,068
Total intangible assets		$57,511	$15,703	$41,808	$54,465	$13,423	$41,042

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

The amortization of intangible assets for the years ended July 3, 2011, June 27, 2010 and June 28, 2009 was $2.3 million, $3.0 million, and $3.7 million, respectively.  Future estimated amortization expense is as follows: 2012 - $1.7 million, 2013 - $1.6 million, 2014 - $1.3 million, and 2015 - $1.2 million, and thereafter - $2.2 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 7. Property, Plant and Equipment

	July 3, 2011	June 27, 2010
	(in thousands)

Land	$2,907	$2,907
Building and building improvements	9,807	9,659
Leasehold improvements	17,193	16,722
Furniture and fixtures	4,471	3,966
Production equipment	26,192	22,462
Computer equipment	57,090	57,036
Telecommunication equipment	8,355	8,523
Software	99,819	82,895
	225,834	204,170
Accumulated depreciation and amortization	175,480	152,846
	$50,354	$51,324

Note 8. Long-Term Debt

	July 3, 2011	June 27, 2010
	(in thousands)

Term loan and revolving credit line (1)	$44,250	$57,000
Obligations under capital leases (2)	1,488	3,508
	45,738	60,508
Less current maturities of long-term debt obligations under capital leases	16,488	14,801
	$29,250	$45,707

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

In addition, the 2010 Credit Facility extended the Company’s revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million. The 2010 Credit Facility also revised certain financial and non-financial covenants, including maintenance of certain financial ratios. The obligations of the Company and its subsidiaries under the 2010 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

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

As of July 3, 2011 long-term debt maturities, excluding amounts relating to capital leases (refer to Note 17. Commitments and Contingencies), are as follows:
Year	Debt Maturities
(in thousands)
2012	15,000
2013	15,750
2014	13,500
$44,250

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

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.  Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet.  The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Balance	Level 1	Level 2	Level 3
			(in thousands)

Interest rate swap (1) – July 3, 2011	$(263)	-	$(263)	-

Interest rate swap (1) – June 27, 2010	$(557)	-	$(557)	-

(1) Included in other long-term liabilities on the consolidated balance sheet.

Note 10.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has concluded its federal examination by the Internal Revenue Service for its fiscal years 2007 through 2009. Fiscal 2010 and fiscal 2011remain subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits, nor was any material interest expense recognized during the year.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the income tax provision from continuing operations are as follows:

	Years ended
	July 3, 2011	June 27, 2010	June 28, 2009
		(in thousands)

Current provision (benefit):
Federal	$543	$(213)	$1,254
State	809	482	54
	1,352	269	1,308
Deferred provision (benefit):
Federal	2,152	(522)	(15,089)
State	110	(29)	(1,545)
	2,262	(551)	(16,634)
Income tax expense (benefit)	$3,614	$(282)	$(15,326)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	July 3, 2011	June 27, 2010	June 28, 2009

Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.6	(14.0)	2.4
Non-deductible stock-based compensation	1.9	(11.4)	(0.2)
Non-deductible goodwill amortization	-	(4.0)	(17.7)
Rate change	0.1	-	(1.4)
Tax credits	(2.9)	4.3	(0.1)
Tax settlements	(1.6)	-	-
Other, net	(0.4)	2.0	0.7
	38.7%	11.9%	18.7%

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	July 3, 2011	June 27, 2010	June 28, 2009
		(in thousands)

Deferred income tax assets:
Net operating loss and credit carryforwards	$9,872	$11,284	$4,031
Accrued expenses and reserves	5,159	5,035	12,142
Stock-based compensation	3,452	3,116	2,871
Other intangibles	6,257	7,293	8,370
Deferred income tax liabilities:
Tax in excess of book depreciation	(2,143)	(2,354)	(3,023)
Net deferred income tax assets	$22,597	$24,374	$24,391

At July 3, 2011, the Company’s federal net operating loss carryforwards were approximately $19.7 million, which if not utilized, will begin to expire in fiscal year 2025.

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

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan, which when added to the $8.7 million remaining on its earlier authorization, increased the amount available to repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 3, 2011, $11.8 remains authorized.

Under this program, as of July 3, 2011, the Company had repurchased 2,569,713 shares of common stock for $14.5 million, of which $0.5 million (168,207 shares), $0.9 million (342,821 shares) and $0.8 million (397,899 shares) were repurchased during the fiscal years ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively.

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

At July 3, 2011, the Company has reserved approximately 13.6 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Years Ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(in thousands, except per share data)

Stock options	$1,181	$1,460	$1,383
Restricted stock awards	2,780	2,423	341
Total	3,961	3,883	1,724
Deferred income tax benefit	1,381	1,245	444
Stock-based compensation expense, net	$2,580	$2,638	$1,280

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(in thousands)

Marketing and sales	$1,587	$1,590	$465
Technology and development	791	795	583
General and administrative	1,583	1,498	676
Total	$3,961	$3,883	$1,724

Stock-based compensation expense has not been allocated between business segments, but is reflected in Corporate. (Refer to Note 15 – Business Segments.)

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Stock Option Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	July 3, 2011	June 27, 2010	June 28, 2009

Weighted average fair value of options granted	$1.23	$1.71	$1.83
Expected volatility	68%	63%	56%
Expected life (in years)	7.5	5.6	5.8
Risk-free interest rate	1.3%	2.4%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended July 3, 2011:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding beginning of period	6,890,089	$6.50
Granted	1,329,500	$1.86
Exercised	(20,000)	$2.44
Forfeited/Expired	(1,284,054)	$4.00
Outstanding end of period	6,915,535	$6.08	4.2 years	$1,827

Options vested or expected to vest at end of period	6,576,081	$6.29	3.9 years	$1,409
Exercisable at July 3, 2011	5,044,561	$7.47	2.6 years	$74

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2011. This amount changes based on the fair market value of the company’s stock. The total intrinsic value of options exercised for the years ended July 3, 2011, June 27, 2010 and June 28, 2009 was $0.0 million, $0.0 million, and $0.0 million, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes information about stock options outstanding at July 3, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$1.69 – 2.87	1,467,500	9.2 years	$1.92	90,000	$2.57
$3.11 - 6.42	2,465,217	3.4 years	$4.70	1,997,243	$5.03
$6.52 – 8.40	1,420,980	3.2 years	$6.81	1,418,980	$6.81
$8.45 – 12.87	1,539,038	1.5 years	$11.46	1,515,538	$11.49
$13.05 – 15.77	22,800	0.7 years	$14.13	22,800	$14.13
	6,915,535	4.2 years	$6.08	5,044,561	$7.47

As of July 3, 2011, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was $1.8 million and the weighted average period over which these awards are expected to be recognized was 2.3 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended July 3, 2011:
	Shares	Weighted Average Grant Date Fair Value

Non-vested –beginning of period	1,661,811	$4.35
Granted	2,551,568	$1.82
Vested	(475,047)	$4.72
Forfeited	(343,071)	$3.41
Non-vested at July 3, 2011	3,395,261	$2.49

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of July 3, 2011, there was $4.0 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.3 years.

Note 13. Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal years 2011 and 2010.  The Company made contributions of $1.1 million, during the fiscal year ended June 28, 2009.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus.  The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500.  Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected.  Company contributions during the years ended July 3, 2011, June 27, 2010 and June 28, 2009 were less than $0.1 million.

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

	Years ended
Net revenues	July 3, 2011	June 27, 2010	June 28, 2009
		(in thousands)

Net revenues (2):
1-800-Flowers.com Consumer Floral	$369,198	$366,516	$394,782
BloomNet Wire Service	73,281	61,883	63,515
Gourmet Food & Gift Baskets	247,574	239,942	258,710
Corporate (1)	1,150	1,071	1,119
Intercompany eliminations	(1,416)	(1,702)	(4,176)
Total net revenues	$689,787	$667,710	$713,950

	Years ended
Operating Income	July 3, 2011	June 27, 2010	June 28, 2009
		(in thousands)

Category Contribution Margin (2):
1-800-Flowers.com Consumer Floral	$32,669	$22,141	$38,830
BloomNet Wire Service	20,195	19,051	18,764
Gourmet Food & Gift Baskets	28,833	27,303	24,606
Category Contribution Margin Subtotal	81,697	68,495	82,200
Corporate (1)	(47,569)	(43,735)	(48,284)
Depreciation and amortization	(20,715)	(21,378)	(21,010)
Goodwill and intangible impairment	-	-	(85,438)
Operating income (loss)	$13,413	$3,382	$(72,532)

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

Results for discontinued operations are as follows:

		Years Ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(in thousands, except per share data)

Net revenues from discontinued operations	-	$87,852	$143,786

Operating loss from discontinued operations (1) (2)	-	$ (1,723)	$(39,754)
(including losses on disposal of $5.2 million and $14.7 million during the years ended June 27, 2010 and June 28, 2009, respectively, and impairment charges of $20.0 million during the year ended June 27, 2009)

Income tax expense (benefit) from discontinued operations	-	$410	$(7,838)

Loss from discontinued operations	-	$(2,133)	$(31,916)

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

As of July 3, 2011 future minimum payments under non-cancelable capital lease obligations and operating leases with initial terms of one year or more consist of the following:

	Obligations under Capital Leases	Operating Leases
	(in thousands)

2012	$1,641	$12,724
2013	6	11,710
2014	-	10,624
2015	-	7,391
2016	-	6,863
Thereafter	-	19,174
Total minimum lease payments	$1,647	$68,486
Less amounts representing interest	159
	$1,488

At July 3, 2011, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

	Sublease Income	Sublease Expense
	(in thousands)

2012	$1,666	$1,666
2013	1,082	1,082
2014	535	535
2015	265	265
2016	226	226
Thereafter	143	143
	$3,917	$3,917

Rent expense was approximately $18.4 million, $18.9 million, and $19.9 million for the years ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Note 18. Subsequent Events

Acquisition of Flowerama

On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark for cash consideration of approximately $5.0 million. Revenues for the most recently completed fiscal year associated with the acquired business were approximately $4.0 million.

Disposition of the Winetasting Network Fulfillment Operations

On September 6, 2011, the Company completed the sale of certain assets of its WinetastingNetwork wine fulfillment services business. The sale price consisted of $12.0 million of cash proceeds at closing, with the potential for an additional $1.5 million upon achieving specified revenue targets during the two year period following the closing date. Revenues for the most recently completed fiscal year associated with the discontinued business were approximately $18.2 million.

1-800-FLOWERS.COM, INC.

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe (b)	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended July 3, 2011	$1,458,000	$346,000	$-	$(773,000)	$1,031,000

Year Ended June 27, 2010	$1,803,000	$708,000	$-	$(1,053,000)	$1,458,000

Year Ended June 28, 2009	$1,386,000	$566,000	$300,000	$(449,000)	$1,803,000

(a)	Reduction in reserve due to write-off of accounts/notes receivable balances.
(b)	Amount represents opening balances from acquired businesses.

S-1