Form 10-Q
period 2011-10-02
1 800 FLOWERS COM INC
filed 2011-11-10
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3117311
(State of incorporation)	(I.R.S. Employer Identification No.)

One Old Country Road, Carle Place, New York 11514

(Address of principal executive offices)(Zip code)

(516) 237-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock:

28,187,767

(Number of shares of Class A common stock outstanding as of November 4, 2011)

36,858,465

(Number of shares of Class B common stock outstanding as of November 4, 2011)

1-800-FLOWERS.COM, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. — CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	October 2, 2011	July 3, 2011
	(unaudited)
Assets
Current assets:
Cash and equivalents	$5,707	$21,442
Receivables, net	24,501	11,916
Inventories	81,950	51,185
Deferred tax assets	5,962	5,416
Prepaid and other	10,044	7,360
Current assets of discontinued operations	1,010	3,506
Total current assets	129,174	100,825

Property, plant and equipment, net	49,505	49,908
Goodwill	41,696	39,348
Other intangibles, net	42,816	41,748
Deferred tax assets	15,178	17,181
Other assets	6,223	5,203
Non-current assets from discontinued operations	—	2,738
Total assets	$284,592	$256,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$60,025	$65,603
Current maturities of long-term debt and obligations under capital leases	54,002	16,488
Current liabilities of discontinued operations	181	956
Total current liabilities	114,208	83,047

Long-term debt and obligations under capital leases	25,500	29,250
Other liabilities	2,739	2,884
Non-current liabilities of discontinued operations	—	109
Total liabilities	142,447	115,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized; 33,007,480 and 32,987,313 shares issued at October 2, 2011 and July 3, 2011, respectively	330	330
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at October 2, 2011 and July 3, 2011	421	421
Additional paid-in capital	290,270	289,101
Retained deficit	(115,495)	(114,755)
Accumulated other comprehensive loss, net of tax	(85)	(158)
Treasury stock, at cost —5,640,869 and 5,633,253 Class A shares at October 2, 2011 and July 3, 2011, respectively, and 5,280,000 Class B shares	(33,296)	(33,278)
Total stockholders’ equity	142,145	141,661
Total liabilities and stockholders’ equity	$284,592	$256,951

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010

Net revenues	$117,198	$101,740
Cost of revenues	70,636	58,734

Gross profit	46,562	43,006
Operating expenses:
Marketing and sales	32,282	29,627
Technology and development	4,752	4,799
General and administrative	12,359	11,451
Depreciation and amortization	4,902	5,014

Total operating expenses	54,295	50,891

Operating loss	(7,733)	(7,885)
Interest expense, net	822	1,161

Loss from continuing operations before income taxes	(8,555)	(9,046)
Income tax benefit from continuing operations	(3,422)	(4,098)
Loss from continuing operations	(5,133)	(4,948)
Loss from discontinued operations, net of tax	(85)	(176)
Gain on sale of discontinued operations, net of tax	4,478	—
Income (loss) from discontinued operations	4,393	(176)

Net loss	$(740)	$(5,124)

Basic and diluted net loss per common share:
From continuing operations	$(0.08)	$(0.08)
From discontinued operations	0.07	0.00
Net loss per common share	$(0.01)	$(0.08)

Weighted average shares used in the calculation of basic and diluted net loss per common share	64,218	63,894

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010

Operating activities:
Net loss	$(740)	$(5,124)
Reconciliation of net loss to net cash provided by operating activities:
Loss from discontinued operations	(85)	(176)
Operating activities of discontinued operation	1,390	280
Gain on sale of discontinued operations	(8,953)	—
Depreciation and amortization	4,902	5,014
Amortization of deferred financing costs	114	120
Deferred income taxes	963	(4,282)
Bad debt expense	227	458
Stock-based compensation	1,169	655
Other non-cash items	58	—
Changes in operating items, excluding the effects of acquisitions:
Receivables	(12,268)	(8,470)
Inventories	(30,304)	(25,825)
Prepaid and other	(2,665)	(2,694)
Accounts payable and accrued expenses	(6,215)	(2,752)
Other assets	(39)	(110)
Other liabilities	(60)	30
Net cash used in operating activities	(52,506)	(42,876)
Investing activities:
Capital expenditures, net of non-cash expenditures	(3,792)	(2,435)
Acquisitions, net of cash acquired	(4,336)	—
Proceeds from sale of business	12,010	—
Loss from sale of store	219	—
Purchase of investment	(1,111)	—
Other, net	29	36
Investing activities of discontinued operations	—	(15)
Net cash provided by (used in) investing activities	3,019	(2,414)
Financing activities:
Proceeds from bank borrowings	40,000	30,000
Repayment of notes payable and bank borrowings	(5,750)	(3,000)
Debt issuance cost	—	(17)
Repayment of capital lease obligations	(498)	(480)
Net cash provided by financing activities	33,752	26,503
Net change in cash and equivalents	(15,735)	(18,787)
Cash and equivalents:
Beginning of period	21,442	27,843
End of period	$5,707	$9,056

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2012.

The balance sheet information at July 3, 2011 has been derived from the audited financial statements at that date, but does not include all information or notes necessary for a complete presentation.

Accordingly, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss)

For the three months ended October 2, 2011 and September 26, 2010, the Company’s comprehensive income was as follows:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(in thousands)

Net loss	$(740)	$(5,124)
Change in fair value of cash flow hedge, net of tax	73	17
Comprehensive loss	$(667)	$(5,107)

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements, except for the required change in presentation.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year.  On September 6, 2011, the Company, through its Winetasting Network subsidiary, completed the sale of certain assets of its wine fulfillment services business. Refer to Note 11 Discontinued Operations, for further discussion. Consequently, the Company has classified the results of operations of its wine fulfillment services business, as discontinued operations for all periods presented.

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended October 2, 2011 and September 26, 2010, respectively, as their inclusion would be antidilutive.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 11 to the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(in thousands)

Stock options	$257	$289
Restricted stock awards	912	366
Total	1,169	655
Deferred income tax benefit	438	216
Stock-based compensation expense, net	$731	$439

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(in thousands)

Marketing and sales	$460	$262
Technology and development	230	131
General and administrative	479	262
Total	$1,169	$655

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended
	October 2, 2011	September 26, 2010
Weighted average fair value of options granted	$1.39	$1.01
Expected volatility	71.5%	69.0%
Expected life	5.9 yrs	5.6 yrs
Risk-free interest rate	0.88%	1.36%
Expected dividend yield	0.0%	0.0%

The following table summarizes stock option activity during the three months ended October 2, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at July 3, 2011	6,915,535	$6.08
Granted	4,500	$2.22
Exercised	—	$—
Forfeited	(440,795)	$10.71
Outstanding at October 2, 2011	6,479,240	$5.76	4.2 years	$671

Options vested or expected to vest at October 2, 2011	6,185,811	$5.94	3.9 years	$535
Exercisable at October 2, 2011	4,642,766	$7.13	2.6 years	$—

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of October 2, 2011, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $1.7 million and the weighted average period over which these awards are expected to be recognized was 4.8 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three months ended October 2, 2011:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 3, 2011	3,395,261	$2.49
Granted	78,000	$2.22
Vested	(20,167)	$3.21
Forfeited	(7,500)	$1.88
Non-vested at March 27, 2011	3,445,594	$2.48

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of October 2, 2011, there was $3.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.1 years.

Note 4 – Acquisitions

Acquisition of Flowerama

On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark.  The purchase price, which included the acquisition of receivables, inventory, eight retail store locations and certain other assets and related liabilities, was approximately $4.3 million. The acquisition was financed utilizing available cash balances.  Of the acquired intangible assets, $1.5 million was assigned to amortizable investment in licenses, which is being amortized over the estimated useful life of 20 years, based upon the estimated remaining life of the franchise agreements.  Approximately $2.3 million of purchase price was assigned to goodwill which is not deductible for tax purposes.

Acquisition of FineStationery

On May 10, 2011, the Company acquired selected assets of FineStationery Solutions, Inc. (Fine Stationery), a retailer of personalized stationery, invitations and announcements. The purchase price, which included the acquisition of inventory, production equipment and certain other assets, was approximately $3.3 million, including cash consideration of $2.8 million, plus additional consideration of $0.5 million based upon achieving specified operating results during fiscal 2012 through 2014, which is included in other liabilities in the Company’s consolidated balance sheet. The acquisition was financed utilizing available cash balances.  Of the $1.7 million of acquired intangible assets, $1.6 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $0.1 million were allocated to customer related intangibles which are being amortized over the estimated useful life of 3 years. In addition, approximately $1.1 million of the purchase price was assigned to goodwill, which is expected to be deductible for tax purposes.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Acquisition of Selected Assets of Mrs. Beasley’s

On March 9, 2011, the Company acquired selected assets of Mrs. Beasley’s Bakery, LLC (Mrs. Beasley’s), a baker and marketer of cakes, muffins and gourmet gift baskets for cash consideration of approximately $1.5 million, expanding the breadth of the Company’s baked goods and gourmet gift baskets product line. The acquisition included inventory and certain manufacturing equipment, which was consolidated within the Company’s baked goods manufacturing facilities. Approximately $0.6 million of the purchase price was assigned to tradenames that are not subject to amortization, while $0.3 million was assigned to goodwill which is expected to be deductible for tax purposes.

The Company is in the process of finalizing its allocation of the purchase prices to individual assets acquired and liabilities assumed as a result of the acquisitions of Flowerama, Fine Stationery and Mrs. Beasley’s. This will result in potential adjustments to the carrying value of their respective recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Flowerama, Fine Stationery and Mrs. Beasley’s:

	Flowerama Purchase Price Allocation	Fine Stationery Purchase Price Allocation	Mrs. Beasley’s Purchase Price Allocation
	(in thousands)
Current assets	$1,091	$360	$353
Intangible assets	1,459	1,674	585
Goodwill	2,348	1,051	308
Property, plant & equipment	546	269	204
Total assets acquired	5,444	3,354	1,450

Current liabilities	606	20	—
Other liabilities assumed	502	—	—
	1,108	20
Net assets acquired	$4,336	$3,334	$1,450

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Flowerama, Fine Stationery and Mrs. Beasley’s had taken place at the beginning of fiscal year 2011. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

	Three Months Ended
	October 2, 2011 (pro forma)	September 26, 2010 (pro forma)
	(in thousands)

Net revenues from continuing operations	$117,584	$104,997

Operating loss from continuing operations	$(7,725)	$(7,825)

Net loss from continuing operations	$(5,126)	$(5,063)

Basic and diluted net loss per common share from continuing operations	$(0.08)	$(0.08)

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	October 2, 2011	July 3, 2011
	(in thousands)

Finished goods	$50,247	$26,629
Work-in-process	19,898	15,313
Raw materials	11,805	9,243
	$81,950	$51,185

Note 6 – Goodwill and Intangible Assets

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

The carrying amount of goodwill is as follows:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
	(in thousands)

Balance at July 3, 2011	$6,779	$—	$32,569	$39,348

Acquisition of Flowerama	2,348	—	—	2,348

Balance at October 2, 2011	$9,127	$—	$32,569	$41,696

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company’s other intangible assets consist of the following:

		October 2, 2011			July 3, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$6,773	$5,314	$1,459	$5,314	$5,314	$—
Customer lists	3 - 10 years	15,804	8,926	6,878	15,804	8,619	7,185
Other	5 - 8 years	2,538	1,871	667	2,538	1,770	768
		25,115	16,111	9,004	23,656	15,703	7,953

Trademarks with indefinite lives	—	33,812	—	33,812	33,795	—	33,795
Total identifiable intangible assets		$58,927	$16,111	$42,816	$57,451	$15,703	$41,748

Future estimated amortization expense is as follows: remainder of fiscal 2012 - $1.3 million, fiscal 2013 - $1.7 million, fiscal 2014 - $1.3 million, fiscal 2015 - $1.3 million, fiscal 2016 - $1.2 million, and thereafter - $2.2 million.

Note 7 – Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	October 2, 2011	July 3, 2011
	(in thousands)

Term loan (1)	$40,500	$44,250
Revolving line of credit (1)	38,000	—
Obligations under capital leases (2)	1,002	1,488
	79,502	45,738
Less current maturities of long-term debt and obligations under capital leases	54,002	16,488
	$25,500	$29,250

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

Note 8-Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet. The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
		(in thousands)
Interest rate swap (1) – October 2, 2011	$(171)	—	$(171)	—
Interest rate swap (1) – July 3, 2011	$(263)	—	$(263)	—

(1)          Included in other long-term liabilities on the consolidated balance sheet.

Note 9 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three months ended October 2, 2011 was 40.0%, compared to 45.3% in the prior year periods.  The effective rates for fiscal 2012 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has concluded its federal examination by the Internal Revenue Service for its fiscal years 2007 through 2009. Fiscal 2010 and fiscal 2011 remain subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 10 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business categories:

•                  1-800-Flowers.com Consumer Floral;

•                  BloomNet Wire Service; and

•                  Gourmet Food and Gift Baskets

During the first quarter of fiscal 2012, the Company made the decision to divest its non-strategic wine fulfillment services business, which was previously included within its Gourmet Foods & Gift Baskets category.  On September 6, 2011, the Company completed the sale of this business; refer to “Discontinued Operations” below for a further discussion. Consequently, the Company has classified the results of operations of its wine fulfillment services business as discontinued operations for all periods presented.

	Three Months Ended
Net revenues from continuing operations	October 2, 2011	September 26, 2010
	(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$70,140	$62,603
BloomNet Wire Service	18,505	14,959
Gourmet Food & Gift Baskets	28,625	24,128
Corporate (**)	187	215
Intercompany eliminations	(259)	(165)
Total net revenues	$117,198	$101,740

	Three Months Ended
Operating loss from continuing operations	October 2, 2011	September 26, 2010
	(in thousands)
Category Contribution Margin (*):
1-800-Flowers.com Consumer Floral	$5,967	$5,353
BloomNet Wire Service	4,593	4,299
Gourmet Food & Gift Baskets	(1,926)	(1,935)
Category Contribution Margin Subtotal	8,634	7,717
Corporate (**)	(11,465)	(10,588)
Depreciation and amortization	(4,902)	(5,014)
Operating loss	$(7,733)	$(7,885)

(*) Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include corporate overhead (see footnote (**) below), depreciation and amortization, other income, income taxes and stock-based compensation. Assets and liabilities are reviewed at the consolidated level by management and are not accounted for by category.

(**)The Company’s enterprise shared service cost centers include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses, as they are not directly allocable to a specific category.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11. Discontinued Operations

On September 6, 2011, the Company, through its subsidiary The Winetasting Network, completed the sale of certain assets of its wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The sales price consisted of $12.0 million of cash proceeds at closing, with the potential for an additional $1.5 million upon achieving specified revenue targets during the two year period following the closing date.  The Company has classified the results of operations of its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
	October 2,	September 26,
	2011	2010
	(in thousands)

Net revenues from discontinued operations	$2,003	$2,781

Operating loss from discontinued operations, net of tax	$(85)	$(176)

Gain on sale of discontinued operations, net of tax	$4,478	$—

Income (loss) from discontinued operations	$4,393	$(176)

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

In 2009, the United States Senate Committee on Commerce, Science and Transportation commenced an investigation of post-transaction marketing practices and the Company was one of many involved in that investigation. The Company fully complied with all requests from the committee. In addition, the Company received a civil investigative demand from the Attorney General of the State of New York regarding the same activities. The Company fully complied with that investigation, supplied the information sought and voluntarily entered into an Assurance of Discontinuance with the Attorney General’s Office in December 2010.  As part of the resolution of that matter, the Company paid the sum of $325,000 in January 2011 to a fund to be used for consumer education, consumer redress and costs and fees of the investigation.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results” and under Part I, Item 1A, of the Company’s Annual Report on Form 10-K under the heading “Risk Factors.”

Overview

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been delivering smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift.  1-800-FLOWERS.COM’s Mobile Flower & Gift Center was named winner of the Mobile Shopping Summit’s “Best Mobile Site of 2011.”  1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 100: America’s Best Retail Web Sites” for 2011 and has earned STELLAService’s highest “elite” ranking versus competitors for customer satisfaction in 2011. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

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

On September 6, 2011, the Company, through its Winetasting Network subsidiary, completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The Company has classified the results of operations of its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company’s business categories, as well as consolidated “EBITDA” (earnings before interest, taxes, depreciation and amortization). Additionally, the table adjusts Category Contribution Margin to EBITDA and EBITDA excluding stock-based compensation and reconciles Net Loss from continuing operations to EBITDA, and EBITDA excluding stock-based compensation. As previously noted, the Company’s wine fulfillment services business has been classified as discontinued operations and therefore is excluded from category information below.

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$70,140	$62,603	12.0%
BloomNet Wire Service	18,505	14,959	23.7%
Gourmet Food & Gift Baskets	28,625	24,128	18.6%
Corporate (**)	187	215	(13.0)%
Intercompany eliminations	(259)	(165)	57.0%
Total net revenues from continuing operations	$117,198	$101,740	15.2%

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)
Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$26,689	$23,839	12.0%
	38.1%	38.1%

BloomNet Wire Service	8,529	8,463	0.8%
	46.1%	56.6%

Gourmet Food & Gift Baskets	11,215	10,629	5.5%
	39.2%	44.1%

Corporate (**)	129	75	72.0%
Total gross profit from continuing operations	$46,562	$43,006	8.3%
	39.7%	42.3%

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)
Category Contribution Margin and EBITDA from continuing operations, excluding stock-based compensation (*):
1-800-Flowers.com Consumer Floral	$5,967	$5,353	11.5%
BloomNet Wire Service	4,593	4,299	6.8%
Gourmet Food & Gift Baskets	(1,926)	(1,935)	(0.5)%
Category Contribution Margin Subtotal	8,634	7,717	11.9%
Corporate (**)	(11,465)	(10,588)	(8.3)%
EBITDA from continuing operations	(2,831)	(2,871)	1.4%
Stock-based compensation	(1,169)	(655)	(78.5)%
EBITDA from continuing operations, excluding stock-based compensation	$(1,662)	$(2,216)	25.0%

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)
Discontinued operations:
Net revenues from discontinued operations	$2,003	$2,781	(28.0)%
Gross profit from discontinued operations	$405	$575	(29.6)%
EBITDA from discontinued operations	$(190)	$(227)	16.3%

(*)  Performance is measured based on category contribution margin or EBITDA, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), income taxes nor does it include one-time charges. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees.  The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence.  EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates.  EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company’s performance.

(**)  The Company’s enterprise shared service cost centers include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Share-Based Compensation.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific category.

	Three Months Ended
	October 2,	September 26,
	2011	2010
	(in thousands)

Reconciliation of net loss from continuing operations to EBITDA from continuing operations, excluding stock-based compensation:
Net loss from continuing operations	$(5,133)	$(4,948)
Add:
Interest expense, net	822	1,161
Depreciation and amortization	4,902	5,014
Less:
Income tax benefit	3,422	4,098
EBITDA from continuing operations (**)	$(2,831)	$(2,871)
Stock-based compensation	(1,169)	(655)
EBITDA from continuing operations, excluding stock-based compensation	$(1,662)	$(2,216)

Results of Operations

Net Revenues

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)
Net revenues:
E-Commerce	$78,790	$71,213	10.6%
Other	38,408	30,527	25.8%
Total net revenues	$117,198	$101,740	15.2%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three months ended October 2, 2011, revenues increased by 15.2% in comparison to the prior year period primarily as a result of growth across all categories. This improvement was driven by a combination of growth from: (i) the core Consumer Floral category, due to increased average order value resulting from merchandising initiatives, as well as the revenue contributions of several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011, (ii) an increase in product sales and shop-to-shop order volume by BloomNet, and (iii) higher sales from the Gourmet Food & Gift Baskets category.  Revenue growth for the quarter, excluding the impact of acquisitions, was approximately 12.3%.

E-Commerce revenues increased 10.6% in comparison to the prior year period as the Company fulfilled approximately 1,212,000 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended October 2, 2011, an increase of 5.3% from the same period of the prior year. Average order value of $64.99 during the three months ended October 2, 2011, increased by 5.1% over the prior year period, reflecting improved merchandising programs, including the development of innovative and original products designed to “wow” our customers’ gift recipients, which also enabled the Company to reduce its promotional activities.

Other revenues increased 25.8% during the three months ended October 2, 2011, in comparison to the prior year period primarily as a result of the aforementioned sales growth in the BloomNet Wire Service business as well as improvements within the Gourmet Food & Gift Baskets category, as the wholesale business increased within several brands, due in part to timing of shipments for which certain customers requested early delivery.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the three months ended October 2, 2011 increased by 12.0% over the prior year period primarily as a result of an increase average order value, driven by enhanced marketing programs and merchandising initiatives that encourage our customers to “wow” their recipients by sending “only the best” gifts.  In addition, during August 2011, the Company acquired the stock of Flowerama of America, Inc, a floral franchisor.  For the quarter, revenue growth for the Consumer Floral category, excluding the impact of the acquisitions of Fine Stationery in May 2011 and Flowerama in August 2011, was approximately 8.0%

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three months ended October 2, 2011 increased by 23.7% over the prior year period, primarily as a result of revenues associated with increased shop-to-shop order volume. While this order volume positively impacts revenues, at the present time, the impact on gross margin and contribution margin is significantly less than BloomNet’s normal margin. However, BloomNet expects to monetize this increased order volume through increasing membership, technology, services and product fees.  Further contributing to the increased revenue within the BloomNet category during the quarter, was higher wholesale product sales.

The Gourmet Food & Gift Baskets category includes the operations of 1-800-Baskets, Cheryl’s Cookies & Brownies, Fannie May Confections, The Popcorn Factory, Winetasting.com and DesignPac businesses.  Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and gift baskets through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, as well as wholesale operations.  Net revenue during the three months ended October 2, 2011 increased by 18.6%, compared to the prior year period, as a result of several factors: (i) e-commerce growth in its 1-800 Baskets.com and Cheryl’s brands, (ii) an increase in same store sales in the Fannie May brand resulting from increased store traffic, and (iii) an increase in wholesale business in several brands, due in part to early shipments requested by certain customers.

Gross Profit

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)

Gross profit	$46,562	$43,006	8.3%
Gross margin %	39.7%	42.3%

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

Gross profit increased during the three months ended October 2, 2011, compared to the prior year period, primarily as a result of the aforementioned revenue growth across all categories as described above. The decrease in gross margin percentage reflects the impact of increased wholesale product mix from the Company’s BloomNet and Gourmet Food and Gift Basket categories, as well as higher commodity and shipping costs due to an increase in fuel surcharges passed on by third party carriers.

The 1-800-Flowers.com Consumer Floral category gross profit increased by 12.0% during the three months ended October 2, 2011, compared to the prior year period, due to the higher revenue described above, including the incremental gross profit generated by the acquisitions of Fine Stationery and Flowerama.  Gross margin percentage of 38.1% was consistent with the prior year, as improvements in product sourcing and logistical improvements were offset by higher shipping costs and the impact of higher average order value on margin.

The BloomNet Wire Service category gross profit during the three months ended October 2, 2011 was up slightly in comparison to the prior year period, while gross margin percentage decreased due to the increase in mix of shop-to-shop order volume.  Although the shop-to-shop orders carry a lower gross margin percentage, the significant increase in order volume helps drive revenue and gross margin dollar growth, while the added orders provide increased leverage for sales of products and services. BloomNet expects to continue to monetize this increased order volume and thereby improve gross margin over time.

The Gourmet Food & Gift Baskets category gross profit increased by 5.5% during the three months ended October 2, 2011, compared to the prior year, due to the higher revenue described above. Gross margin percentage decreased by 490 basis points, primarily reflecting product mix with a higher portion of wholesale business due in part to requests for early shipment of product, as well as increases in commodity and shipping costs.

During the remainder of fiscal 2012, the Company expects its gross margin percentage will improve in comparison to fiscal 2011 as a result of a reduction in promotional activity, as well as improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)

Marketing and sales	$32,282	$29,627	9.0%
Percentage of net revenues	27.5%	29.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased during the three months ended October 2, 2011, compared to the prior year, as a result of (i) variable costs associated with the increase in revenue, (ii) increased labor due to growth initiatives for franchising, BloomNet and the Mobile and Social commerce area, and incremental labor associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, as well as increased incentive compensation expense compared with the prior year, partially offset by reductions in advertising spending, reflecting the Company’s continued focus on improving its merchandising programs, re-focusing its marketing messages, and enhancing the efficiency of its advertising efforts. As a result, marketing and sales expense, as a percentage of net revenues, decreased from 29.1% in fiscal 2011 to 27.5% in fiscal 2012.

During the three months ended October 2, 2011 the Company added approximately 385,000 new E-commerce customers.  Of the 1,004,000 million total customers who placed E-commerce orders during the three months ended October 2, 2011, approximately 62%, represented repeat customers, compared to 64% during the prior year period.

Technology and Development Expense

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)

Technology and development	$4,752	$4,799	(1.0)%
Percentage of net revenues	4.1%	4.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three months ended October 2, 2011, technology and development expense decreased by 1.0% compared to the prior year period, as a result of decreased labor and consulting costs, as well as reductions in web hosting costs due to footprint reductions and the relocation to lower costing facilities during fiscal 2011, partially offset by higher equipment and software maintenance costs to support the Company’s IT infrastructure.

During the three months ended October 2, 2011 and September 26, 2010, the Company expended $7.1 million and $6.2 million, respectively, on technology and development, of which $2.3 million and $1.4 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)

General and administrative	$12,359	$11,451	7.9%
Percentage of net revenues	10.5%	11.3%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 7.9% during the three months ended October 2, 2011, compared to the prior year, as a result of increased legal and professional fees, the impact of the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, as well as increased incentive compensation expense compared with the prior year.

Depreciation and Amortization Expense

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)

Depreciation and amortization	$4,902	$5,014	(2.2)%
Percentage of net revenues	4.2%	4.9%

Depreciation and amortization expense decreased by 2.2% during the three months ended October 2, 2011 in comparison to the same period of the prior year as a result of the Company’s efforts over the last three years to reduce capital expenditures.

Interest Expense, net

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
	(in thousands)

Interest expense, net	$(822)	$(1,161)	(29.2)%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs, attributable to the Company’s long-term debt and revolving line of credit, net of income earned on the Company’s available cash balances.

Net interest expense decreased during the three months ended October 2, 2011 compared to the prior year period, due to scheduled paydowns of amounts outstanding under the Company’s term loans, as well as reduced borrowing costs.

Income Taxes

During the three months ended October 2, 2011 and September 26, 2010, the Company recorded an income tax benefit from continuing operations of $3.4 million and $4.1 million, respectively.  The Company’s effective tax rate from continuing operations for the three months ended October 2, 2011 was 40.0%, compared to 45.3% in the prior year period.   These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

Discontinued Operations

On September 6, 2011, the Company completed the sale of certain assets of its non-strategic WinetastingNetwork wine fulfillment services business for $12.0 million, in order to focus on its core Direct-to-Consumer wine business. The Company has classified the results of operations of its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
	October 2, 2011	September 26, 2010	% Change
		(in thousands)
Discontinued Operations:
Net revenues from discontinued operations	$2,003	$2,781	(28.0)%
Gross profit from discontinued operations	405	575	(29.6)%
Operating expenses of discontinued operations, excluding depreciation and amortization	595	802	25.8%
EBITDA from discontinued operations	(190)	(227)	16.3%
Gain on sale of discontinued operations, net of tax	$4,478	$—	n/a
Income (loss) from discontinued operations	$4,393	$—	n/a

The Company’s wine fulfillment services business, which was previously included within the Gourmet Food and Gift Baskets category, derived its revenue from the warehousing and fulfillment of wine and wine related products, primarily on behalf of California wineries.

During the three months ended October 2, 2011, net revenues and gross profit from discontinued operations decreased in comparison to the prior year period primarily as a result of the timing of the divestiture which occurred on September 6, 2011.

Liquidity and Capital Resources

At October 2, 2011, the Company had working capital of $15.0 million, including cash and equivalents of $5.7 million, compared to working capital of $17.8 million, including cash and equivalents of $21.4 million, at July 3, 2011.

Net cash used in operating activities of $52.5 million for the three months ended October 2, 2011 was primarily related to the net loss for the quarter, adjusted for the gain on the sale of the Company’s wine fulfillment services business in September 2011, as well as seasonal changes in working capital, including increases in inventory, accounts receivable and prepaid expenses related to the upcoming holiday season, offset in part by seasonal increases in accounts payable and non-cash charges for depreciation and amortization, and stock-based compensation.

Net cash provided by investing activities of $3.0 million for the three months ended October 2, 2011 was primarily attributable to proceeds from the sale of the Company’s wine fulfillment services business in September 2011 for approximately $12.0 million, offset in part by the acquisition of Flowerama in August 2011 and capital expenditures, primarily related to the Company’s technology infrastructure.

Net cash provided by financing activities of $33.8 million for the three months ended October 2, 2011 was primarily from revolving credit borrowings required to fund seasonal working capital needs, net of the repayment of bank borrowings on outstanding term-loan debt and long-term capital lease obligations.  The Company expects that all borrowings under its revolver, which amounted to $38.0 million at October 2, 2011, will be repaid by the end of its fiscal second quarter.

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

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of October 2, 2011, $11.8 million remains authorized but unused.

At October 2, 2011, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years
Long-term debt, including interest	$86,186	$55,253	$30,933	$—	$—
Capital lease obligations, including interest	1,101	1,098	3	—	—
Operating lease obligations	63,200	12,957	21,371	12,690	16,182
Sublease obligations	3,437	1,498	1,390	463	86
Purchase commitments (*)	36,107	36,107	—	—	—
Total	$190,031	$106,913	$53,697	$13,153	$16,268

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

Based on its impairment test, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses is impaired.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements, except for the required change in presentation.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases.  These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

•       the Company’s ability:

•        to achieve revenue and profitability;

•        to leverage its operating platform and reduce operating expenses;

•        to grow its 1-800-Baskets.com business;

•        to manage the increased seasonality of its business;

•        to cost effectively acquire and retain customers;

•        to effectively integrate and grow acquired companies;

•        to reduce working capital requirements and capital expenditures;

•        to compete against existing and new competitors;

•        to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and

•        to cost efficiently manage inventories;

•        the outcome of contingencies, including legal proceedings in the normal course of business; and

•        general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.  Our Annual Report on Form 10-K filing for the fiscal year ended July 3, 2011 listed various important factors that could cause actual results to differ materially from expected and historic results.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”.   We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of October 2, 2011, the Company’s outstanding debt, including current maturities, approximated $79.5 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.1 million during the three months ended October 2, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of October 2, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2011.

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the three months ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 3, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2012, which includes the period July 4, 2011 through October 2, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

7/4/11 – 7/31/11	—	$—	—	$11,825
8/1/11 – 8/28/11	7.6	$2.43	7.6	$11,807
8/29/11 – 10/2/11	—	$—	—	$11,807
Total	7.6	$2.43	7.6

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of October 2, 2011, $11.8 million remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: November 10, 2011	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: November 10, 2011	/s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer