Form 10-Q
period 2012-01-01
1 800 FLOWERS COM INC
filed 2012-02-10
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

or

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

28,207,093

(Number of shares of Class A common stock outstanding as of February 6, 2012)

36,858,465

(Number of shares of Class B common stock outstanding as of February 6, 2012)

1-800-FLOWERS.COM, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. — CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	January 1, 2012	July 3, 2011
	(unaudited)
Assets
Current assets:
Cash and equivalents	$30,078	$21,442
Receivables, net	30,659	11,916
Inventories	59,600	51,185
Deferred tax assets	6,413	5,416
Prepaid and other	7,073	7,360
Current assets of discontinued operations	1,022	3,506
Total current assets	134,845	100,825

Property, plant and equipment, net	48,821	49,908
Goodwill	40,695	39,348
Other intangibles, net	43,051	41,748
Deferred tax assets	9,628	17,181
Other assets	4,325	5,203
Non-current assets from discontinued operations	—	2,738
Total assets	$281,365	$256,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$82,445	$65,603
Current maturities of long-term debt and obligations under capital leases	15,504	16,488
Current liabilities of discontinued operations	—	956
Total current liabilities	97,949	83,047

Long-term debt and obligations under capital leases	21,750	29,250
Other liabilities	2,738	2,884
Non-current liabilities of discontinued operations	—	109
Total liabilities	122,437	115,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized; 34,247,441 and 32,987,313 shares issued at January 1, 2012 and July 3, 2011, respectively	342	330
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at January 1, 2012 and July 3, 2011	421	421
Additional paid-in capital	291,469	289,101
Retained deficit	(98,857)	(114,755)
Accumulated other comprehensive loss, net of tax	(58)	(158)
Treasury stock, at cost —6,040,348 and 5,633,253 Class A shares at January 1, 2012 and July 3, 2011, respectively, and 5,280,000 Class B shares	(34,389)	(33,278)
Total stockholders’ equity	158,928	141,661
Total liabilities and stockholders’ equity	$281,365	$256,951

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010

Net revenues	$239,845	$228,873	$357,043	$330,613
Cost of revenues	139,519	131,779	210,155	190,513

Gross profit	100,326	97,094	146,888	140,100
Operating expenses:
Marketing and sales	53,020	50,476	85,302	80,103
Technology and development	4,854	4,721	9,606	9,520
General and administrative	12,932	12,443	25,291	23,894
Depreciation and amortization	4,929	5,189	9,831	10,203

Total operating expenses	75,735	72,829	130,030	123,720
Gain on sale of stores	3,789	—	3,789	—
Operating income	28,380	24,265	20,647	16,380
Interest expense, net	849	1,306	1,671	2,467

Income from continuing operations before income taxes	27,531	22,959	18,976	13,913
Income tax expense from continuing operations	10,955	9,887	7,533	5,789
Income from continuing operations	16,576	13,072	11,443	8,124
Income from discontinued operations, net of tax	63	458	(23)	282
Gain on sale of discontinued operations, net of tax	—	—	4,478	—
Income from discontinued operations	63	458	4,455	282

Net income	$16,639	$13,530	$15,898	$8,406

Basic net income per common share:
From continuing operations	$0.26	$0.20	$0.18	$0.13
From discontinued operations	—	0.01	0.07	—
Net income per common share	$0.26	$0.21	$0.25	$0.13

Diluted net income per common share:
From continuing operations	$0.25	$0.20	$0.17	$0.13
From discontinued operations	—	0.01	0.07	—
Net income per common share	$0.25	$0.21	$0.24	$0.13

Weighted average shares used in the calculation of net income per common share
Basic	64,841	63,966	64,530	63,930
Diluted	66,050	64,801	65,989	64,692

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 1, 2012	December 26, 2010

Operating activities:
Net income	$15,898	$8,406
Reconciliation of net income to net cash provided by operating activities:
Operating activities of discontinued operations	1,112	(1,230)
Gain on sale of discontinued operations	(8,953)	—
Depreciation and amortization	9,831	10,203
Amortization of deferred financing costs	229	246
Deferred taxes	6,032	5,475
Bad debt expense	327	944
Stock-based compensation	2,380	1,757
Other non-cash items	97	—
Changes in operating items, excluding the effects of acquisitions:
Receivables	(18,526)	(24,980)
Inventories	(7,896)	(5,184)
Prepaid and other	307	(1,651)
Accounts payable and accrued expenses	16,214	10,959
Other assets	2,772	(288)
Other liabilities	16	(108)

Net cash provided by operating activities	19,840	4,549

Investing activities:
Acquisitions, net of cash acquired	(4,336)	—
Proceeds from sale of business	12,826	—
Capital expenditures	(8,689)	(7,559)
Purchase of investment	(1,111)	—
Other, net	(299)	73
Investing activities of discontinued operations	—	(121)

Net cash used in investing activities	(1,609)	(7,607)

Financing activities:
Acquisition of treasury stock	(1,111)	(98)
Proceeds from bank borrowings	56,000	40,000
Repayment of notes payable and bank borrowings	(63,500)	(46,000)
Debt issuance costs	—	(17)
Repayment of capital lease obligations	(984)	(962)

Net cash used in financing activities	(9,595)	(7,077)

Net change in cash and equivalents	8,636	(10,135)
Cash and equivalents:
Beginning of period	21,442	27,843

End of period	$30,078	$17,708

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 1, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2012 due to seasonal and other factors.

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

Comprehensive Income (Loss)

For the three and six months ended January 1, 2012 and December 26, 2010, the Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands)

Net income	$16,639	$13,530	$15,898	$8,406
Change in fair value of cash flow hedge, net of tax	45	84	100	101
Comprehensive income	$16,684	$13,614	$15,998	$8,507

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company’s consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU No. 2011-04). This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on its consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year.  On September 6, 2011, the Company, through its Winetasting Network subsidiary, completed the sale of certain assets of its wine fulfillment services business. Refer to Note 11-Discontinued Operations, for further discussion. Consequently, the Company has classified the results of operations of its wine fulfillment services business as discontinued operations for all periods presented.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 2 — Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands, except per share data)
Numerator:
Income from continuing operations	$16,576	$13,072	$11,443	$8,124

Denominator:
Weighted average shares outstanding	64,841	63,966	64,530	63,930
Effect of dilutive securities:
Employee stock options (1)	14	—	16	—
Employee restricted stock awards	1,195	835	1,443	762
	1,209	835	1,459	762

Adjusted weighted-average shares and assumed conversions	66,050	64,801	65,989	64,692

Net income per common share from continuing operations
Basic	$0.26	$0.20	$0.18	$0.13
Diluted	$0.25	$0.20	$0.17	$0.13

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.

(1)           The effect of options to purchase 7.1 million and 6.7 million shares during the three and six months ended January 1, 2012 and 7.4 million and 7.1 million shares during the three and six months ended December 26, 2010, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 3 — Stock-Based Compensation

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands)

Stock options	$293	$296	$550	$585
Restricted stock awards	918	806	1,830	1,172
Total	1,211	1,102	2,380	1,757
Deferred income tax benefit	433	388	871	604
Stock-based compensation expense, net	$778	$714	$1,509	$1,153

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands)

Marketing and sales	$430	$430	$890	$692
Technology and development	123	205	353	336
General and administrative	658	467	1,137	729
Total	$1,211	$1,102	$2,380	$1,757

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010

Weighted average fair value of options granted	$1.85	$1.19	$1.84	$1.19
Expected volatility	72.1%	68.0%	72.1%	68.0%
Expected life	8.0 yrs	7.6 yrs	8.0 yrs	7.6yrs
Risk-free interest rate	0.90%	1.27%	0.90%	1.27%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock option activity during the six months ended January 1, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at July 3, 2011	6,915,535	$6.08
Granted	1,022,500	$2.63
Exercised	—	$—
Forfeited	(455,075)	$10.62
Outstanding at January 1, 2012	7,482,960	$5.33	4.7 years	$518

Options vested at January 1, 2012	6,953,317	$5.56	4.4 years	$421
Exercisable at January 1, 2012	4,764,386	$6.98	2.6 years	$52

As of January 1, 2012, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.8 million and the weighted average period over which these awards are expected to be recognized was 5.7 years.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three and six months ended January 1, 2012:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 3, 2011	3,395,261	$2.49
Granted	2,031,136	$2.61
Vested	(1,260,128)	$2.94
Forfeited	(24,500)	$2.41
Non-vested at January 1, 2012	4,141,769	$2.41

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of January 1, 2012, there was $7.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.5 years.

Note 4 — Acquisitions and dispositions

Sale and franchise of Fannie May retail stores

On November 21, 2011, Fannie May Franchise LLC, a wholly-owned subsidiary of Fannie May Confections Brands, Inc., which in turn is a wholly-owned subsidiary of 1-800-Flowers.com, Inc., and GB Chocolates LLC (GB Chocolates) entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred the $0.9 million area development fee associated with the 45 store area development agreement, and will recognize such fees in income on a pro-rata basis, when the conditions for revenue recognition under the area development agreement is met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.

In addition to the 45 store area development agreement, the Company also sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million.

Acquisition of Flowerama

On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark, with annual revenue of approximately $4.6 million and annual operating income of $0.1 million in its most recent year end prior to acquisition.  The purchase price, which included the acquisition of receivables, inventory, eight retail store locations and certain other assets and related liabilities, was approximately $4.3 million. The acquisition was financed utilizing available cash balances.  Of the acquired intangible assets, $1.9 million was assigned to amortizable investment in licenses, which is being amortized over the estimated useful life of 20 years, based upon the estimated remaining life of the franchise agreements.  Approximately $2.3 million of purchase price was assigned to goodwill which is not deductible for tax purposes.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Investment in Colonial Gifts Limited

On July 29, 2011, the Company purchased an equity investment in Colonial Gifts Limited (iflorist) in the amount of $1.2 million. Combined with prior purchases, the total equity investment, which the Company is accounting for under the cost method, in iflorist is $1.6 million. In addition, the Company has loaned iflorist $0.8 million through a senior secured debt financing at a rate of 7%. Iflorist, located in England, with revenue in its last fiscal year of approximately $7.0 million, is a direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe, with wire-service operations within the same territory.

Acquisition of FineStationery

On May 10, 2011, the Company acquired selected assets of FineStationery Solutions, Inc. (Fine Stationery), a retailer of personalized stationery, invitations and announcements, with annual revenue of approximately $10.1 million and annual operating income of $0.4 million in its most recent year end prior to acquisition. The purchase price, which included the acquisition of inventory, production equipment and certain other assets, was approximately $3.3 million, including cash consideration of $2.8 million, plus additional consideration of $0.5 million based upon achieving specified operating results during fiscal 2012 through 2014, which is included in other liabilities in the Company’s consolidated balance sheet. The acquisition was financed utilizing available cash balances.  Of the $1.7 million of acquired intangible assets, $1.6 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $0.1 million were allocated to customer related intangibles which are being amortized over the estimated useful life of 3 years. In addition, approximately $1.1 million of the purchase price was assigned to goodwill, which is expected to be deductible for tax purposes.

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

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Flowerama, Fine Stationery and Mrs. Beasley’s:

	Flowerama Purchase Price Allocation	Fine Stationery Purchase Price Allocation	Mrs. Beasley’s Purchase Price Allocation
	(in thousands)

Current assets	$1,090	$360	$353
Intangible assets	1,902	1,674	585
Goodwill	2,348	1,051	308
Property, plant and equipment	104	269	204
Total assets acquired	5,444	3,354	1,450

Current liabilities	606	20	—
Other liabilities assumed	502	—	—
	1,108	20	—
Net assets acquired	$4,336	$3,334	$1,450

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions of Flowerama, Fine Stationery and Mrs. Beasley’s had taken place at the beginning of fiscal year 2011. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments primarily include amortization expense associated with acquired identifiable intangible assets. This information has not been adjusted to reflect any changes in the operations of the businesses subsequent to its acquisition by the Company. Changes in operations of the acquired businesses include, but are not limited to, discontinuation of products, integration of systems and personnel, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former managements of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

	Three Months Ended	Six Months Ended
	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands, except per share data)

Net revenues from continuing operations	$236,360	$357,516	$340,531

Operating income from continuing operations	$25,173	$20,449	$17,191

Income from continuing operations	$13,779	$11,323	$8,778

Net income per common share from continuing operations
Basic	$0.22	$0.18	$0.14
Diluted	$0.21	$0.17	$0.13

Note 5 — Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	January 1, 2012	July 3, 2011
	(in thousands)

Finished goods	$30,591	$26,629
Work-in-process	11,933	15,313
Raw materials	17,076	9,243
	$59,600	$51,185

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 6 — Goodwill and Intangible Assets

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

The carrying amount of goodwill is as follows:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
	(in thousands)

Balance at July 3, 2011	$6,779	$—	$32,569	$39,348

Acquisition of Flowerama	2,348	—	—	2,348
Sale of Fannie May stores	—	—	(1,001)	(1,001)
Balance at January 1, 2012	$9,127	$—	$31,568	$40,695

The Company’s other intangible assets consist of the following:

		January 1, 2012			July 3, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$7,216	$5,314	$1,902	$5,314	$5,314	$—
Customer lists	3 - 10 years	15,998	9,232	6,765	15,804	8,619	7,185
Other	5 - 8 years	2,538	1,972	567	2,538	1,770	768
		25,752	16,518	9,234	23,656	15,703	7,953

Trademarks with indefinite lives	—	33,817	—	33,817	33,795	—	33,795
Total identifiable intangible assets		$59,569	$16,518	$43,051	$57,451	$15,703	$41,748

Future estimated amortization expense is as follows: remainder of fiscal 2012 - $0.9 million, fiscal 2013 - $1.7 million, fiscal 2014 - $1.4 million, fiscal 2015 - $1.4 million, fiscal 2016 - $1.3 million, and thereafter - $2.5 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 7 — Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	January 1, 2012	July 3, 2011
	(in thousands)

Term loan (1)	$36,750	$44,250
Revolving line of credit (1)	—	—
Obligations under capital leases (2)	504	1,488
	37,254	45,738
Less current maturities of long-term debt and obligations under capital leases	15,504	16,488
	$21,750	$29,250

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

Outstanding amounts under the 2010 Credit Facility bear interest at the Company’s option of either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio.

The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet.  The fair value is based on forward looking interest rate curves:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
		(in thousands)
Interest rate swap (1) — January 1, 2012	$(97)	—	$(97)	—
Interest rate swap (1) — July 3, 2011	$(263)	—	$(263)	—

(1)          Included in other long-term liabilities on the consolidated balance sheet.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 9 — Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and six months ended January 1, 2012 was 39.8% and 39.7%, respectively, compared to 43.1% and 41.6% in the prior year periods.  The effective rates for fiscal 2012 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

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

Note 10 — Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business categories:

•                  1-800-Flowers.com Consumer Floral,

•                  BloomNet Wire Service, and

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

	Three Months Ended		Six Months Ended
Net revenues	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral	$91,041	$82,574	$161,181	$145,177
BloomNet Wire Service	18,272	16,219	36,777	31,178
Gourmet Food & Gift Baskets	131,100	130,139	159,725	154,267
Corporate (**)	189	339	376	554
Intercompany eliminations	(757)	(398)	(1,016)	(563)
Total net revenues	$239,845	$228,873	$357,043	$330,613

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended		Six Months Ended
Operating Income	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
		(in thousands)

Category Contribution Margin (*):
1-800-Flowers.com Consumer Floral	$9,984	$8,180	$15,951	$13,533
Bloomnet Wire Service	5,074	5,363	9,667	9,662
Gourmet Food & Gift Baskets (***)	30,166	27,669	28,240	25,734
Category Contribution Margin Subtotal	45,224	41,212	53,858	48,929
Corporate (**)	(11,915)	(11,758)	(23,380)	(22,346)
Depreciation and amortization	(4,929)	(5,189)	(9,831)	(10,203)
Operating income	$28,380	$24,265	$20,647	$16,380

(*) Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include corporate overhead, which includes stock-based compensation, (see footnote (**) below), depreciation and amortization, other income and income taxes. Assets and liabilities are reviewed at the consolidated level by management and are not accounted for by category.

(**) The Company’s enterprise shared service cost centers include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses, which includes stock-based compensation, as they are not directly allocable to a specific category.

(***) Category contribution margin, during the three and six months ended January 1, 2012, includes a $3.8 million gain on the sale of Fannie May retail stores, which are being operated as franchised locations post-sale.

Note 11-Discontinued Operations

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

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
		(in thousands)

Net revenues from discontinued operations	$—	$6,530	$2,003	$9,311

Operating income (loss) from discontinued operations	$—	$816	$(232)	$468

Gain on sale of discontinued operations, net of tax	$—	$—	$4,478	$—

Income from discontinued operations	$63	$458	$4,455	$282

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12 — Commitments and Contingencies

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

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the 2010 action for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and the court has not yet ruled as to whether the class will be certified, and (iii) there is uncertainty as to the outcome of pending motions.  As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable.  However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

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

Overview

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 30 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift.  1-800-FLOWERS.COM’s Mobile Flower & Gift Center was named winner of the Mobile Shopping Summit’s “Best Mobile Site of 2011.”  1-800-FLOWERS.COM was also rated number one vs. competitors for customer satisfaction by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service. 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 100: America’s Best Retail Web Sites” for 2011. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); wine gifts from Winetasting.com® (www.winetasting.com); top quality steaks and chops from Stockyards.com (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com (www.finestationery.com).  The Company’s Celebrations® brand (www.celebrations.com) is a premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company’s business categories, as well as consolidated “EBITDA” (earnings before interest, taxes, depreciation and amortization). Additionally, the table adjusts Category Contribution Margin to EBITDA, EBITDA excluding stock-based compensation, and Adjusted EBITDA, and reconciles Net Income from continuing operations to EBITDA, EBITDA excluding stock-based compensation and Adjusted EBITDA. As previously noted, the Company’s wine fulfillment services business has been classified as discontinued operations and therefore is excluded from category information below.

	Three Months Ended			Six Months Ended
	Jan 1, 2012	Dec 26, 2010	% Change	Jan 1, 2012	Dec 26, 2010	% Change
	(in thousands)			(in thousands)

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$91,041	$82,574	10.3%	$161,181	$145,177	11.0%
BloomNet Wire Service	18,272	16,219	12.7%	36,777	31,178	18.0%
Gourmet Food & Gift Baskets	131,100	130,139	0.7%	159,725	154,267	3.5%
Corporate (*)	189	339	(44.2)%	376	554	(32.1)%
Intercompany eliminations	(757)	(398)	90.0%	(1,016)	(563)	(80.5)%
Total net revenues from continuing operations	$239,845	$228,873	4.8%	$357,043	$330,613	8.0%

	Three Months Ended			Six Months Ended
	Jan 1, 2012	Dec 26, 2010	% Change	Jan 1, 2012	Dec 26, 2010	% Change
	(in thousands)			(in thousands)

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$35,254	$31,854	11.5%	$62,213	$55,693	11.7%
	39.0%	38.6%		38.6%	38.4%

BloomNet Wire Service	8,992	9,086	(1.0)%	17,521	17,549	(0.2)%
	49.2%	56.0%		47.6%	56.3%

Gourmet Food & Gift Baskets	55,650	55,941	(0.5)%	66,865	66,570	0.4%
	42.4%	43.0%		41.9%	43.2%

Corporate (*)	160	213	(24.9)%	289	288	0.3%
	84.7%	62.8%		76.9%	52.0%
Total gross profit from continuing operations	$100,326	$97,094	3.3%	$146,888	$140,100	4.8%
	41.8%	42.4%		41.1%	42.4%

	Three Months Ended			Six Months Ended
	Jan 1, 2012	Dec 26, 2010	% Change	Jan 1, 2012	Dec 26, 2010	% Change
	(in thousands)			(in thousands)

Adjusted EBITDA from continuing operations, excluding stock-based compensation (**):
1-800-Flowers.com Consumer Floral	$9,984	$8,180	22.1%	$15,951	$13,533	17.9%
BloomNet Wire Service	5,074	5,363	(5.4)%	9,667	9,662	0.1%
Gourmet Food & Gift Baskets (***)	30,166	27,669	9.0%	28,240	25,734	9.7%
Category Contribution Margin Subtotal	45,224	41,212	9.7%	53,858	48,929	10.1%
Corporate (*)	(11,915)	(11,758)	(1.3)%	(23,380)	(22,346)	(4.6)%
EBITDA	$33,309	$29,454	13.1%	$30,478	$26,583	14.7%
Add: Stock-based compensation	1,211	1,102	(9.9)%	2,380	1,757	(35.5)%
EBITDA, excluding stock-based compensation	$34,520	$30,556	13.0%	$32,858	$28,340	15.9%
Less: Gain on sale of stores (***)	3,789	—	—%	3,789	—	—%
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$30,731	$30,556	0.6%	$29,069	$28,340	2.6%

	Three Months Ended			Six Months Ended
	Jan 1, 2012	Dec 26, 2010	% Change	Jan 1, 2012	Dec 26, 2010	% Change
	(in thousands)			(in thousands)

Discontinued Operations:
Net revenues	—	6,530	—	2,003	9,311	(78.5)%
Gross profit	—	1,738	—	405	2,313	(82.5)%
Contribution margin	—	913	—	(190)	686	(127.7)%

	Three Months Ended		Six Months Ended
	Jan 1, 2012	Dec 26, 2010	Jan 1, 2012	Dec 26, 2010
	(in thousands)		(in thousands)

Reconciliation of Net Income from continuing operations to EBITDA and Adjusted EBITDA from continuing operations, less stock-based compensation:
Net income from continuing operations	$16,576	$13,072	$11,443	$8,124
Add:
Interest expense	849	1,306	1,671	2,467
Depreciation and amortization	4,929	5,189	9,831	10,203
Income tax expense	10,955	9,887	7,533	5,789
EBITDA	$33,309	$29,454	$30,478	$26,583
Stock-based compensation	1,211	1,102	2,380	1,757
EBITDA, less stock-based compensation	$34,520	$30,556	$32,858	$28,340
Gain on sale of stores	(3,789)	—	(3,789)	—
Adjusted EBITDA from continuing operations, less stock-based compensation	$30,731	$30,556	$29,069	$28,340

	Three Months Ended		Six Months Ended
	Jan 1, 2012	Dec 26, 2010	Jan 1, 2012	Dec 26, 2010
	(in thousands, except per share data)		(in thousands, except per share data)

Reconciliation of Net Income from continuing operations to Adjusted Net Income from continuing operations:
Net income from continuing operations	$16,576	$13,072	$11,443	$8,124
Less: Gain on sale of stores, net of tax	(2,281)	—	(2,281)	—
Adjusted Net Income from continuing operations	$14,295	$13,072	$9,162	$8,124

Basic and Diluted Adjusted Net Income per common share from continuing operations	$0.22	$0.20	$0.14	$0.13

(*)         The Company’s enterprise shared service cost centers include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses, which includes stock-based compensation, as they are not directly allocable to a specific category.

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

(***) GFGB category contribution margin, during the three and six months ended January 1, 2012, includes a $3.8 million gain on the sale of Fannie May retail stores, which are being operated as franchised locations post-sale.

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	January 1, 2012	December 26, 2010	% Change	January 1, 2012	December 26, 2010	% Change
	(in thousands)
Net revenues:
E-Commerce	$165,130	$154,599	6.8%	$243,920	$225,812	8.0%
Other	74,715	74,274	0.6%	113,123	104,801	7.9%
Total net revenues	$239,845	$228,873	4.8%	$357,043	$330,613	8.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three and six months ended January 1, 2012, revenues increased by 4.8% and 8.0%, respectively, in comparison to prior year periods as a result of growth across all categories. This improvement was primarily due to growth within the 1-800-Flowers.com Consumer Floral category, which increased 10.3% and 11.0% during the three and six months ended January 1, 2012, respectively, due to increased average order value resulting from merchandising initiatives, as well as the revenue contributions of several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011.  Further contributing to the growth was an increase in shop-to-shop order volume and wholesale product sales within the BloomNet Wire Service category, as well as higher sales from the Gourmet Food & Gift Baskets category, including contributions from Mrs. Beasley’s, which was acquired in March 2011, and Stockyards.com, whose brandname the Company licensed and began operating the website and direct-to-consumer business in late November 2011.  Excluding the impact of acquisitions and new license agreements noted above, and the net effect of the Fannie May store sales and franchise agreement described below, revenues increased by 1.0% and 4.5% during the three and six months ended January 1, 2012, respectively.

E-Commerce revenues increased by 6.8% and 8.0% during the three and six months ended January 1, 2012, respectively, in comparison to the prior year periods, due to increases of 10.5% and 9.1% in average order value to $58.36 and $60.53, during the three and six months ended January 1, 2012, respectively. These increases in average order value reflect improved merchandising programs, including the development of innovative and original products designed to “wow” our customers’ gift recipients, which also enabled the Company to reduce its promotional activities. The Company fulfilled approximately 2,829,000 and 4,029,000 orders through its E-commerce sales channels (online and telephonic sales) during the three and six months ended January 1, 2012, respectively, reflecting a decrease of 3.4% and 0.9% from the respective periods of the prior year.

Other revenues increased 0.6% and 7.9% during the three and six months ended January 1, 2012, respectively, in comparison to the prior year periods primarily as a result of the aforementioned sales growth within the BloomNet Wire Service category as well as contributions from Flowerama, a floral franchise operation purchased in August 2011.

Additionally, during the second quarter of fiscal 2012, the Company completed the previously announced 62-store franchise agreement between Fannie May and GB Chocolates.  The agreement includes development rights for 45 new stores to be opened over the next three years in several mid-west states as well as specific cities in Florida and Ohio, as well as the sale of 17 existing Fannie May retail stores located in areas outside of its core Chicago market. While the sale of these stores during Fannie May’s holiday selling season reduced our revenues in comparison to prior year periods, it provides a platform for our franchisor to successfully complete its Fannie May development plan, while providing the Company with future revenue streams through franchise and area development fees and product sales.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its E-Commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the three and six months ended January 1, 2012 increased by 10.3% and 11.0% over the respective prior year periods primarily as a result of an increase average order value, driven by enhanced marketing programs and merchandising initiatives that encourage our customers to “wow” their recipients by sending “only the best” gifts during the holiday, as well as the revenue contributions of several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011.  For the three months and six months ended January 1, 2012, revenue growth for the Consumer Floral category, excluding the impact of the acquisitions above, was approximately 3.5% and 5.4%, respectively.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three and six months ended January 1, 2012 increased by 12.7% and 18.0%, respectively, over the prior year periods, primarily reflecting increased shop-to-shop order volume. While this order volume positively impacts revenues, at the present time, the impact on gross margin and contribution margin is significantly less than BloomNet’s normal margin. However, BloomNet expects to monetize this increased order volume by increasing membership, technology, services and product fees.  Further contributing to the revenue growth within the BloomNet category during the three and six month periods, was increased wholesale product sales.

The Gourmet Food & Gift Baskets category includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Winetasting.com, Stockyards.com and DesignPac businesses.  Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and prime steaks and chops through its E-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenue during the three and six months ended January 1, 2012 increased by 0.7% and 3.5%, respectively, compared to the prior year periods, as a result of e-commerce growth of 4.7% and 5.2%, respectively, including the contributions of Mrs. Beasley’s, a baker and marketer of cakes, muffins and gourmet gift baskets, acquired in March 2011, and Stockyards.com, a purveyor of USDA prime and choice meats, poultry and seafood, whose brandname the Company licensed and began operating the website and direct-to-consumer business in late November 2011.  This growth was largely offset by reduced wholesale basket orders from mass market customers during the holiday season, as well as the impact of the above mentioned sale of Fannie May stores. For the three months and six months ended January 1, 2012, revenue growth for the Gourmet Food & Gift Baskets category, excluding the impact of the acquisitions above and the sale of the Fannie May retail stores, was approximately -1.7% and 1.3%, respectively.

The Company expects that annual revenue growth for the total Company in Fiscal 2012 will be in the mid-to-upper single digits.

Gross Profit

	Three Months Ended			Six Months Ended
	January 1, 2012	December 26, 2010	% Change	January 1, 2012	December 26, 2010	% Change
	(in thousands)

Gross profit	$100,326	$97,094	3.3%	$146,888	$140,100	4.8%
Gross margin %	41.8%	42.4%		41.1%	42.4%

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

Gross profit increased during the three and six months ended January 1, 2012, compared to the prior year period, primarily as a result of the aforementioned revenue growth across all categories as described above. The decrease in gross margin percentage primarily reflects the impact of product mix and lower gross margins from the Company’s BloomNet operations and wholesale baskets business within the Gourmet Food and Gift Basket category.  Gross profit margins on the Company’s e-commerce channel increased 30 basis points during the three months ended January 1, 2012, driven by a continued focus on reducing promotional pricing and enhanced manufacturing efficiencies, while gross profit margins on the Company’s e-commerce channel during the six months ended January 1, 2012 were consistent with the prior year period.

The 1-800-Flowers.com Consumer Floral category gross profit increased by 11.5% and 11.7% during the three and six months ended January 1, 2012, respectively, compared to the prior year periods, due to the higher revenue growth described above, including the incremental gross profit generated by the acquisitions of Fine Stationery and Flowerama.  Gross margin percentages during the three and six months ended January 1, 2012, increased by 40 basis points and 20 basis points over the respective prior year periods, as improvements in product sourcing, logistics, and product mix, due to the addition of higher margin stationery product sales, more than offset higher shipping costs and the impact of higher average order value on margin.

The BloomNet Wire Service category gross profit during the three and six months ended January 1, 2012 was relatively consistent compared to the respective prior year periods, while gross margin percentage decreased due to growth in lower margin wholesale orders and an increase in the proportion of shop-to-shop order volume.  Although the shop-to-shop orders carry a lower gross margin percentage, the significant increase in order volume helps drive revenue and gross margin dollar growth, while the added orders provide increased leverage for sales of products and services.  BloomNet expects to continue to monetize this increased order volume and thereby improve gross margin over time through increasing membership, technology, services and product fees.

The Gourmet Food & Gift Baskets category gross profit during the three and six months ended January 1, 2012 was relatively consistent with the respective prior year periods, while gross margin percentage decreased by 60 basis points and 130 basis points, respectively, driven primarily by lower gross margins from the Company’s wholesale basket business during the holiday, as well as increases in commodity and shipping costs.

During the remainder of fiscal 2012, the Company expects its gross margin percentage for the total Company, will improve in comparison to fiscal 2011 as a result of a reduction in promotional activity, as well as improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	January 1, 2012	December 26, 2010	% Change	January 1, 2012	December 26, 2010	% Change
	(in thousands)

Marketing and sales	$53,020	$50,476	5.0%	$85,302	$80,103	6.5%
Percentage of net revenues	22.1%	22.1%		23.9%	24.2%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 5.0% and 6.5% during the three and six months ended January 1, 2012, respectively, compared to the prior year periods, as a result of: (i) increased advertising, primarily related to new brands, (ii) increased labor due to growth initiatives for franchising, BloomNet and the Mobile and Social commerce area, and incremental labor associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, as well as the operation of the Stockyards direct-to-consumer business, offset in part by the franchise conversion of 17 Fannie May retail stores, and (iii) higher facility costs, due to the aforementioned acquisitions and licensing arrangement.  As a result, marketing and sales expense, as a percentage of net revenues, during the three months ended January 1, 2012 was consistent with the prior year, but decreased by 30 basis points during the six months ended January 1, 2012, reflecting the Company’s continued focus on improving its merchandising programs, re-focusing its marketing messages, and enhancing the efficiency of its advertising efforts.

During the three and six months ended January 1, 2012 the Company added approximately 611,600 and 996,700 new E-commerce customers.  Of the 1,556,000 and 2,369,000 million total customers who placed E-commerce orders during the three and six months ended January 1, 2012, approximately 61% and 58%, respectively represented repeat customers, which was consistent with respective prior year periods.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	January 1, 2012	December 26, 2010	% Change	January 1, 2012	December 26, 2010	% Change
	(in thousands)

Technology and development	$4,854	$4,721	2.8%	$9,606	$9,520	0.9%
Percentage of net revenues	2.0%	2.1%		2.7%	2.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three and six months ended January 1, 2012, technology and development expense increased by 2.8% and 0.9%, respectively, as compared to the same periods of the prior year, driven by increased web hosting and maintenance costs associated with the recent acquisitions, offset in part by decreased labor costs.

During the three and six months ended January 1, 2012, the Company expended $8.6 million and $15.7 million, respectively, on technology and development, of which $3.7 million and $6.1 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	January 1, 2012	December 26, 2010	% Change	January 1, 2012	December 26, 2010	% Change
	(in thousands)

General and administrative	$12,932	$12,443	3.9%	$25,291	$23,894	5.8%
Percentage of net revenues	5.4%	5.4%		7.1%	7.2%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 3.9% and 5.8% during the three and six months ended January 1, 2012, respectively, compared to the prior year periods, as a result of the following: (i) incremental costs associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, (ii) increased annual compensation expense, and (iii) an increase in expenses associated with franchise expansion plans, partially offset by reductions in bad debt expense.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	January 1, 2012	December 26, 2010	% Change	January 1, 2012	December 26, 2010	% Change
	(in thousands)

Depreciation and amortization	$4,929	$5,189	(5.0)%	$9,831	$10,203	(3.6)%
Percentage of net revenues	2.1%	2.3%		2.8%	3.1%

Depreciation and amortization expense decreased by 5.0% and 3.6% during the three and six months ended January 1, 2012, respectively, in comparison to the same periods of the prior year as a result of the Company’s efforts over the last three years to reduce capital expenditures.

Gain on Sale of Stores

On November 21, 2011, Fannie May Franchise LLC, a wholly-owned subsidiary of Fannie May Confections Brands, Inc., which in turn is a wholly-owned subsidiary of 1-800-Flowers.com, Inc., and GB Chocolates LLC (GB Chocolates) entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred the $0.9 million area development fee associated with the 45 store area development agreement, and will recognize such fees in income on a pro-rata basis, when the conditions for revenue recognition under the area development agreement is met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.

In addition to the 45 store area development agreement, the Company also sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million.

Interest Expense, net

	Three Months Ended			Six Months Ended
	January 1, 2012	December 26, 2010	% Change	January 1, 2012	December 26, 2010	% Change
	(in thousands)

Interest expense, net	$849	$1,306	(35.0)%	$1,671	$2,467	(32.3)%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs, attributable to the Company’s long-term debt and revolving line of credit, net of income earned on the Company’s available cash balances.

Net interest expense decreased during the three and six months ended January 1, 2012 compared to the respective prior year periods, due to the scheduled paydowns of amounts outstanding under the Company’s term loans, as well as reduced borrowing rates.

Income Taxes

During the three and six months ended January 1, 2012, the Company recorded an income tax expense from continuing operations of $11.0 million and $7.5 million, respectively, compared to $9.9 million and $5.8 million in the respective prior year periods.  The Company’s effective tax rate from continuing operations for the three and six months ended January 1, 2012 was 39.8% and 39.7%, respectively, compared to 43.1% and 41.6% in the respective prior year periods.  These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

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

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
		(in thousands)

Net revenues from discontinued operations	$—	$6,530	$2,003	$9,311
Contribution margin from discontinued operations	—	913	(190)	686
Gain on sale of discontinued operations, net of tax	—	—	4,478	—

Income (loss) from discontinued operations	$63	$458	$4,455	$282

The Company’s wine fulfillment services business derived its revenue from the warehousing and fulfillment of wine and wine related products, primarily on behalf of California wineries.

During the three and six months ended January 1, 2012, net revenues from discontinued operations decreased in comparison to the respective prior year periods primarily as a result of the timing of the divestiture which occurred on September 6, 2011.

Liquidity and Capital Resources

At January 1, 2012, the Company had working capital of $36.9 million, including cash and equivalents of $30.1 million, compared to working capital of $17.8 million, including cash and equivalents of $21.4 million, at July 3, 2011.

Net cash provided by operating activities of $19.8 million for the six months ended January 1, 2012 was primarily related to net income, adjusted for the gain on the sale of the Company’s wine fulfillment services business in September 2011, non-cash charges for depreciation and amortization, deferred income taxes, stock-based compensation, offset in part by seasonal changes in working capital, including increases in inventory and accounts payable for the upcoming Valentine’s Day/spring selling season, and increases in accounts receivable related to the December holiday season.

Net cash used in investing activities of $1.6 million for the six months ended January 1, 2012 was primarily attributable to proceeds from the sale of the Company’s wine fulfillment services business in September 2011, offset in part by the acquisition of Flowerama in August 2011, and capital expenditures, primarily related to the Company’s technology infrastructure.

Net cash used in financing activities of $9.6 million for the six months ended January 1, 2012 was primarily due to the repayment of bank borrowings on outstanding term-loan debt and long-term capital lease obligations.  All borrowings under the Company’s revolving credit facility were repaid by the end of the fiscal second quarter.

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

Outstanding amounts under the 2010 Credit Facility bear interest at the Company’s option of either: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio.

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

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of January 1, 2012, $10.7 million remains authorized but unused.

At January 1, 2012, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt, including interest	$39,400	$16,728	$22,672	$—	$—
Capital lease obligations, including interest	564	564	—	—	—
Operating lease obligations	62,494	12,830	20,992	13,315	15,357
Sublease obligations	5,115	2,085	2,206	765	59
Purchase commitments (*)	22,945	22,945	—	—	—
Total	$130,518	$55,152	$45,870	$14,080	$15,416

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

Store opening fees are recognized in income when the Company has substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable. Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual area development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise store or upon termination of the agreement between the Company and the franchisee.

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

Based on its last annual impairment test, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses is impaired.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company’s consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU No. 2011-04). This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of January 1, 2012, the Company’s outstanding debt, including current maturities, approximated $37.3 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three and six months ended January 1, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of January 1, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2012.

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the three and six months ended January 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action.  At this time, we are unable to estimate a possible loss or range of possible loss for the 2010 action for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and the court has not yet ruled as to whether the class will be certified, and (iii) there is uncertainty as to the outcome of pending motions.  As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable.  However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 3, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2012, which includes the period July 4, 2011 through January 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

7/4/11 – 7/31/11	—	$—	—	$11,825
8/1/11 – 8/28/11	7.6	$2.43	7.6	$11,807
8/29/11 – 10/2/11	—	$—	—	$11,807
10/3/11 – 10/30/11	399.5	$2.73	399.5	$10,715
10/31/11 – 11/27/11	—	$—	—	$10,715
11/28/11 – 1/1/12	—	$—	—	$10,715
Total	407.1	$2.73	407.1

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of January 1, 2012, $10.7 million remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.19

2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009 and amended as of October 28, 2011) (incorporated by reference to Definitive Proxy filed on October 31, 2009 (No 111168049, Annex A))

10.20	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan*
10.21	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan*
10.22	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan*
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linlinkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: February 10, 2012	/s/ James F. McCann
James F. McCann
Chief Executive Officer and Chairman of the Board of Directors

Date: February 10, 2012	/s/ William E. Shea
William E. Shea
Senior Vice President of Finance and Administration and Chief Financial Officer