Form 10-Q
period 2012-04-01
1 800 FLOWERS COM INC
filed 2012-05-11
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock:

27,930,222

(Number of shares of Class A common stock outstanding as of May 4, 2012)

36,858,465

(Number of shares of Class B common stock outstanding as of May 4, 2012)

1-800-FLOWERS.COM, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. — CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	April 1, 2012	July 3, 2011
	(unaudited)
Assets
Current assets:
Cash and equivalents	$24,876	$21,442
Receivables, net	21,477	11,916
Inventories	59,374	51,185
Deferred tax assets	6,916	5,416
Prepaid and other	6,575	7,360
Current assets of discontinued operations	145	3,506
Total current assets	119,363	100,825

Property, plant and equipment, net	47,799	49,908
Goodwill	40,695	39,348
Other intangibles, net	42,644	41,748
Deferred tax assets	9,416	17,181
Other assets	5,335	5,203
Non-current assets from discontinued operations	—	2,738
Total assets	$265,252	$256,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$68,719	$65,603
Current maturities of long-term debt and obligations under capital leases	15,100	16,488
Current liabilities of discontinued operations	159	956
Total current liabilities	83,978	83,047

Long-term debt and obligations under capital leases	18,000	29,250
Other liabilities	3,844	2,884
Non-current liabilities of discontinued operations	—	109
Total liabilities	105,822	115,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized; 34,249,441 and 32,987,313 shares issued at April 1, 2012 and July 3, 2011, respectively	342	330
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at April 1, 2012 and July 3, 2011	421	421
Additional paid-in capital	292,837	289,101
Retained deficit	(98,941)	(114,755)
Accumulated other comprehensive loss, net of tax	(26)	(158)
Treasury stock, at cost — 6,323,104 and 5,633,253 Class A shares at April 1, 2012 and July 3, 2011, respectively, and 5,280,000 Class B shares	(35,203)	(33,278)
Total stockholders’ equity	159,430	141,661
Total liabilities and stockholders’ equity	$265,252	$256,951

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net revenues	$179,659	$158,839	$536,702	$489,452
Cost of revenues	106,620	95,728	316,775	286,241
Gross profit	73,039	63,111	219,927	203,211
Operating expenses:
Marketing and sales	48,598	43,513	133,900	123,616
Technology and development	5,646	5,119	15,252	14,639
General and administrative	13,766	12,659	39,057	36,553
Depreciation and amortization	4,874	5,069	14,705	15,272
Total operating expenses	72,884	66,360	202,914	190,080
Gain on sale of stores	—	—	3,789	—
Operating income (loss)	155	(3,249)	20,802	13,131
Interest expense, net	(319)	(854)	(1,990)	(3,321)

Income (loss) from continuing operations before income taxes	(164)	(4,103)	18,812	9,810
Income tax expense (benefit) from continuing operations	(215)	(1,859)	7,318	3,930
Income (loss) from continuing operations	51	(2,244)	11,494	5,880
Loss from discontinued operations, net of tax	—	(432)	(22)	(150)
Gain (loss) on sale of discontinued operations, net of tax	(136)	—	4,342	—
Income (loss) from discontinued operations	(136)	(432)	4,320	(150)
Net income (loss)	$(85)	$(2,676)	$15,814	$5,730

Basic net income (loss) per common share:
From continuing operations	$0.00	$(0.04)	$0.18	$0.09
From discontinued operations	0.00	(0.01)	0.07	0.00
Net income (loss) per common share	$0.00	$(0.04)	$0.24	$0.09

Diluted net income (loss) per common share:
From continuing operations	$0.00	$(0.04)	$0.17	$0.09
From discontinued operations	0.00	(0.01)	0.07	0.00
Net income (loss) per common share	$0.00	$(0.04)	$0.24	$0.09

Weighted average shares used in the calculation of net income (loss) per common share
Basic	64,988	63,999	64,683	63,953
Diluted	66,299	63,999	66,257	65,083

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 1, 2012	March 27, 2011
Operating activities:
Net income	$15,814	$5,730
Reconciliation of net income to net cash provided by operating activities:
Operating activities of discontinued operations	1,927	(751)
Gain on sale of discontinued operations	(8,733)	—
Depreciation and amortization	14,705	15,272
Amortization of deferred financing costs	343	360
Deferred taxes	5,720	3,332
Bad debt expense	692	1,271
Stock-based compensation	3,736	2,857
Other non-cash items	(22)	7
Changes in operating items, excluding the effects of acquisitions:
Receivables	(9,709)	(5,886)
Inventories	(7,670)	(6,999)
Prepaid and other	804	(2,839)
Accounts payable and accrued expenses	2,489	39
Other assets	1,604	(561)
Other liabilities	1,187	(29)
Net cash provided by operating activities	22,887	11,803

Investing activities:
Acquisitions, net of cash acquired	(4,336)	(1,450)
Proceeds from sale of business	12,826	—
Capital expenditures	(11,986)	(10,914)
Purchase of investment	(1,111)	—
Other, net	(271)	184
Investing activities of discontinued operations	—	(124)
Net cash used in investing activities	(4,878)	(12,304)

Financing activities:
Acquisition of treasury stock	(1,925)	(101)
Proceeds from bank borrowings	56,000	40,000
Proceeds from exercise of employee stock options	—	49
Repayment of notes payable and bank borrowings	(67,250)	(49,000)
Debt issuance costs	—	(17)
Repayment of capital lease obligations	(1,400)	(1,449)
Net cash used in financing activities	(14,575)	(10,518)
Net change in cash and equivalents	3,434	(11,019)
Cash and equivalents:
Beginning of period	21,442	27,843
End of period	$24,876	$16,824

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 1, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2012 due to seasonal and other factors.

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

Comprehensive Income (Loss)

For the three and nine months ended April 1, 2012 and March 27, 2011, the Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
		(in thousands)
Net income (loss)	$(85)	$(2,676)	$15,814	$5,730
Change in fair value of cash flow hedge, net of tax	32	44	132	128
Comprehensive income (loss)	$(53)	$(2,632)	$15,946	$5,858

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (ASU No. 2011-12), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning with the first quarter of the Company’s fiscal year ending on June 30, 2013 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU No. 2011-04). This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. This amendment was effective prospectively for the Company’s interim reporting period ended April 1, 2012.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 2 — Net Income (Loss) Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
		(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$51	$(2,244)	$11,494	$5,880

Denominator:
Weighted average shares outstanding	64,988	63,999	64,683	63,953
Effect of dilutive securities:
Employee stock options (1)	65	—	20	—
Employee restricted stock awards	1,246	—	1,554	1,130
	1,311	—	1,574	1,130

Adjusted weighted-average shares and assumed conversions	66,299	63,999	66,257	65,083

Net income (loss) per common share from
continuing operations
Basic	$0.00	$(0.04)	$0.18	$0.09
Diluted	$0.00	$(0.04)	$0.17	$0.09

Basic net income (loss) from continuing operations per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) from continuing operations per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.  Diluted net loss per share excludes the effect of potential common shares (consisting primarily of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive.

(1)          The effect of options to purchase 5.5 million and 6.6 million shares during the three and nine months ended April 1, 2012 and 6.8 million and 7.1 million shares during the three and nine months ended March 27, 2011, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 3 — Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
		(in thousands)
Stock options	$316	$296	$866	$881
Restricted stock awards	1,040	804	2,870	1,976
Total	1,356	1,100	3,736	2,857
Deferred income tax benefit	(502)	(388)	(1,373)	(992)
Stock-based compensation expense, net	$854	$712	$2,363	$1,865

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
		(in thousands)
Marketing and sales	$474	$424	$1,364	$1,116
Technology and development	136	198	489	534
General and administrative	746	478	1,883	1,207
Total	$1,356	$1,100	$3,736	$2,857

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Weighted average fair value of options granted	$2.01	$1.73	$1.84	$1.19
Expected volatility	72.1%	69.4%	72.1%	68.0%
Expected life	8.0 yrs	5.9 yrs	8.0 yrs	7.5 yrs
Risk-free interest rate	0.90%	2.02%	0.90%	1.28%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock option activity during the nine months ended April 1, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 3, 2011	6,915,535	$6.08
Granted	1,027,500	$2.63
Exercised	—	$—
Forfeited	(1,198,115)	$11.98
Outstanding at April 1, 2012	6,744,920	$4.51	5.0 years	$2,039

Options vested at April 1, 2012	6,316,366	$4.66	4.7 years	$1,711
Exercisable at April 1, 2012	4,026,446	$5.90	2.8 years	$204

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of April 1, 2012, the total future compensation cost related to nonvested options, not yet recognized in the statement of income, was $2.6 million and the weighted average period over which these awards are expected to be recognized was 5.5 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended April 1, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 3, 2011	3,395,261	$2.49
Granted	2,045,862	$2.61
Vested	(1,262,128)	$2.94
Forfeited	(48,500)	$2.63
Non-vested at April 1, 2012	4,130,495	$2.41

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of April 1, 2012, there was $6.5 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

Note 4 — Acquisitions and dispositions

Sale and franchise of Fannie May retail stores

On November 21, 2011, Fannie May Franchise LLC, a wholly-owned subsidiary of Fannie May Confections Brands, Inc., which in turn is a wholly-owned subsidiary of 1-800-Flowers.com, Inc., and GB Chocolates LLC (GB Chocolates) entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred recognition of the $0.9 million area development fee associated with the 45 store area development agreement, and will recognize such fees in income on a pro-rata basis, when the conditions for revenue recognition under the area development agreement is met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.

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

Investment in Colonial Gifts Limited

On July 29, 2011, the Company purchased an equity investment in Colonial Gifts Limited (iflorist) in the amount of $1.2 million. Combined with prior purchases, the total equity investment in iflorist, which the Company is accounting for under the cost method, is $1.6 million. In addition, the Company has loaned iflorist $0.8 million through a senior secured debt financing at a rate of 7%. Iflorist, located in England, with revenue in its last fiscal year of approximately $7.0 million, is a direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe, with wire-service operations within the same territory.

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

The Company is in the process of finalizing its allocation of the purchase prices to individual assets acquired and liabilities assumed as a result of the acquisitions of Flowerama and Fine Stationery. This will result in potential adjustments to the carrying value of their respective recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.

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

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
		(in thousands, except per share data)

Net revenues from continuing operations	$179,659	$162,703	$537,175	$503,233
Operating income (loss) from continuing operations	$155	$(3,112)	$20,603	$14,079

Income (loss) from continuing operations	$51	(2,162)	$11,374	$6,616

Net income (loss) per common share from continuing operations
Basic	$0.00	$0.03	$0.18	$0.10
Diluted	$0.00	$0.03	$0.17	$0.10

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5 — Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	April 1, 2012	July 3, 2011
	(in thousands)

Finished goods	$29,585	$26,629
Work-in-process	11,238	9,243
Raw materials	18,551	15,312

	$59,374	$51,185

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

The carrying amount of goodwill is as follows:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
	(in thousands)

Balance at July 3, 2011	$6,779	$—	$32,569	$39,348

Acquisition of Flowerama	2,348	—	—	2,348

Sale of Fannie May stores	—	—	(1,001)	(1,001)

Balance at April 1, 2012	$9,127	$—	$31,568	$40,695

The Company’s other intangible assets consist of the following:

		April 1, 2012			July 3, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$7,216	$5,322	$1,894	$5,314	$5,314	$—
Customer lists	3 - 10 years	15,998	9,595	6,403	15,804	8,619	7,185
Other	5 - 8 years	2,538	2,072	466	2,538	1,770	768
		25,752	16,989	8,763	23,656	15,703	7,953

Trademarks with indefinite lives	—	33,881	—	33,881	33,795	—	33,795
Total identifiable intangible assets		$59,633	$16,989	$42,644	$57,451	$15,703	$41,748

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Future estimated amortization expense is as follows: remainder of fiscal 2012 - $0.5 million, fiscal 2013 - $1.8 million, fiscal 2014 - $1.4 million, fiscal 2015 - $1.3 million, fiscal 2016 - $1.2 million, and thereafter - $2.6 million.

Note 7 — Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	April 1, 2012	July 3, 2011
	(in thousands)

Term loan (1)	$33,000	$44,250
Revolving line of credit (1)	—	—
Obligations under capital leases (2)	100	1,488
	33,100	45,738
Less current maturities of long-term debt and obligations under capital leases	15,100	16,488
	$18,000	$29,250

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

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”) which superseded the Amended 2008 Credit Facility. The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating principal payments at the rate of 20% in year one, 25% in years two and three and 30% in year four.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matures on July 25, 2012. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on this swap is included as a component of accumulated other comprehensive income.  The ineffective portion, if any, is recorded within interest expense in the consolidated statement of operations.

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

Note 8-Fair Value Measurements

The Company’s financial assets and liabilities are measured and recorded at fair value, except for the Company’s investment in i-florist, a privately-held company, which is accounted for under the cost method of accounting and is periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstances indicate that an other-than-temporary decline in value may have occurred.   Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present, as required under the accounting standards. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value, due to its variable nature.

The authoritative guidance for fair value establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the guidance are described below:

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

All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of April 1, 2012 because they were valued using quoted market prices, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Financial assets (excluding cash held in operating accounts and time deposits of $6.8 million) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Consolidated Balance Sheet as follows:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
			(in thousands)
Cash Equivalents:
Money Market — April 1, 2012	$18,095	$18,095	—	—
Money Market — July 3, 2011	—	—	—	—

Other current liabilities
Interest rate swap — April 1, 2012	$(44)	—	$(44)	—
Interest rate swap — July 3, 2011	$(263)	—	$(263)	—

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included in other liabilities in the consolidated balance sheet.  The fair value is based on forward looking interest rate curves.

Note 9 — Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and nine months ended April 1, 2012 was 131.1% and 38.9%, respectively, compared to 45.3% and 40.1% in the prior year periods.  The effective rates for fiscal 2012 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

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

	Three Months Ended		Nine Months Ended
Net revenues	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral	$112,987	$100,341	$274,168	$245,518
BloomNet Wire Service	24,060	20,765	60,837	51,943
Gourmet Food & Gift Baskets	43,104	37,936	202,829	192,203
Corporate (**)	199	301	575	855
Intercompany eliminations	(691)	(504)	(1,707)	(1,067)
Total net revenues	$179,659	$158,839	$536,702	$489,452

	Three Months Ended		Nine Months Ended
Operating Income	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(in thousands)

Category Contribution Margin (*):
1-800-Flowers.com Consumer Floral	$10,948	$7,980	$26,899	$21,513
Bloomnet Wire Service	6,258	5,345	15,925	15,007
Gourmet Food & Gift Baskets (***)	948	588	29,188	26,322
Category Contribution Margin Subtotal	18,154	13,913	72,012	62,842
Corporate (**)	(13,125)	(12,093)	(36,505)	(34,439)
Depreciation and amortization	(4,874)	(5,069)	(14,705)	(15,272)
Operating income	$155	$(3,249)	$20,802	$13,131

(*)  Category performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the categories. As such, management’s measure of profitability for these categories does not include corporate overhead, which includes stock-based compensation, (see footnote (**) below), depreciation and amortization, net interest expense and income taxes. Assets and liabilities are reviewed at the consolidated level by management and are not accounted for by category.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(***) Category contribution margin, during the nine months ended April 1, 2012, includes a $3.8 million gain on the sale of Fannie May retail stores, which are being operated as franchised locations post-sale.

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

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
		(in thousands)

Net revenues from discontinued operations	$—	$3,940	$2,003	$13,251

Operating loss from discontinued operations	$—	$(696)	$(232)	$(228)

Gain (loss) on sale of discontinued operations, net of tax	$(136)	$—	$4,342	$—

Income (loss) from discontinued operations	$(136)	$(432)	$4,320	$(150)

Note 12 — Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010.  In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party. The Company intends to defend each of these actions vigorously.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and the court has not yet ruled as to whether the classes will be certified, and (iii) there is uncertainty as to the outcome of pending motions.  As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable.  However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

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

The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com®  (www.1800baskets.com); wine gifts from Winetasting.com® (www.winetasting.com); top quality steaks and chops from Stockyards.com (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com (www.finestationery.com).  The Company’s Celebrations® brand (www.celebrations.com) is a premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company’s business categories, as well as consolidated “EBITDA” (earnings before interest, taxes, depreciation and amortization). Additionally, the table adjusts Category Contribution Margin to EBITDA, EBITDA excluding stock-based compensation, and Adjusted EBITDA from continuing operations, excluding stock-based compensation, and reconciles Net Income (Loss) from continuing operations to EBITDA, EBITDA excluding stock-based compensation and Adjusted EBITDA from continuing operations, excluding stock-based compensation. As previously noted, the Company’s wine fulfillment services business has been classified as discontinued operations and therefore is excluded from category information below.

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(in thousands)			(in thousands)
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$112,987	$100,341	12.6%	$274,168	$245,518	11.7%
BloomNet Wire Service	24,060	20,765	15.9%	60,837	51,943	17.1%
Gourmet Food & Gift Baskets	43,104	37,936	13.6%	202,829	192,203	5.5%
Corporate (*)	199	301	(33.9)%	575	855	(32.7)%
Intercompany eliminations	(691)	(504)	36.9%	(1,707)	(1,067)	60.0%
Total net revenues from continuing operations	$179,659	$158,839	13.1%	$536,702	$489,452	9.7%

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(in thousands)			(in thousands)
Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$44,045	$37,160	18.5%	$106,258	$92,853	14.4%
	39.0%	37.0%		38.8%	37.8%

BloomNet Wire Service	10,733	9,813	9.4%	28,254	27,362	3.3%
	44.6%	47.3%		46.4%	52.7%

Gourmet Food & Gift Baskets	18,116	16,002	13.2%	84,981	82,572	2.9%
	42.0%	42.2%		41.9%	43.0%

Corporate (*)	145	136	7.0%	434	424	2.4%
	72.9%	45.2%		75.6%	49.6%
Total gross profit from continuing operations	$73,039	$63,111	15.7%	$219,927	$203,211	8.2%
	40.7%	39.7%		41.0%	41.5%

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(in thousands)			(in thousands)
Adjusted EBITDA from continuing operations, excluding stock-based compensation:
Category Contribution Margin (**)
1-800-Flowers.com Consumer Floral	$10,948	$7,980	37.2%	$26,899	$21,513	25.0%
BloomNet Wire Service	6,258	5,345	17.1%	15,925	15,007	6.1%
Gourmet Food & Gift Baskets (***)	948	588	61.2%	29,188	26,322	10.9%
Category Contribution Margin Subtotal	18,154	13,913	30.5%	72,012	62,842	14.6%
Corporate (*)	(13,125)	(12,093)	(8.5)%	(36,505)	(34,439)	(6.0)%
EBITDA	5,029	1,820	176.3%	35,507	28,403	25.0%
Add: Stock-based compensation	1,356	1,098	23.5%	3,736	2,855	30.9%
EBITDA, excluding stock-based compensation	6,385	2,918	118.8%	39,243	31,258	25.5%
Less: Gain on sale of stores (***)	—	—	—	(3,789)	—	—
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$6,385	$2,918	118.8%	$35,454	$31,258	13.4%

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(in thousands)			(in thousands)
Discontinued Operations:
Net revenues	—	$3,940	(100.0)%	$2,003	$13,251	(84.9)%
Gross profit	—	94	(100.0)%	405	2,407	(83.2)%
Contribution margin	—	(534)	(100.0)%	(190)	152	(225.0)%

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(in thousands)		(in thousands)
Reconciliation of net income (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations, less stock-based compensation:
Net income (loss) from continuing operations	$51	$(2,244)	$11,494	$5,880
Add:
Interest expense	319	854	1,990	3.321
Depreciation and amortization	4,874	5,069	14,705	15,272
Income tax expense	—	—	7,318	3,930
Less:
Income tax benefit	215	1,859	—	—
EBITDA	5,029	1,820	35,507	28,403
Add: Stock-based compensation	1,356	1,098	3,736	2,855
EBITDA, less stock-based compensation	6,385	2,918	39,243	31,258
Less: Gain on sale of stores	—	—	(3,789)	—
Adjusted EBITDA from continuing operations, less stock-based compensation	$6,385	$2,918	$35,454	$31,258

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

(***)

GFGB category contribution margin, during the nine months ended April 1, 2012, includes a $3.8 million gain on the sale of 17 Fannie May retail stores, which are being operated as franchised locations post-sale.

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$132,190	$117,506	12.5%	$376,110	$343,318	9.6%
Other	47,469	41,333	14.8%	160,592	146,134	9.9%
Total net revenues	$179,659	$158,839	13.1%	$536,702	$489,452	9.7%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three and nine months ended April 1, 2012, revenues increased by 13.1% and 9.7%, respectively, in comparison to prior year periods as a result of growth across all categories. This improvement was primarily due to growth within the 1-800-Flowers.com Consumer Floral category, which increased 12.6% and 11.7% during the three and nine months ended April 1, 2012, respectively, as a result of strong year over year growth, most recently during the Valentine’s Day holiday period, which included both a higher average order value and increased order volume, as well as the revenue contributions of several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011.  Further contributing to the revenue growth were several factors including: (i) an increase in shop-to-shop order volume and wholesale product sales within the BloomNet Wire Service category, (ii) higher sales from the Gourmet Food & Gift Baskets category, including contributions from Mrs. Beasley’s, which was acquired in March 2011, and Stockyards.com, whose brandname the Company licensed and began operating the website and direct-to-consumer business in late November 2011, and (iii) the benefit from the shift in the Easter holiday to earlier in the month of April.  Excluding the impact of the Easter shift and the acquisitions and new license agreements noted above, as well as the net effect of the Fannie May store sales and franchise agreement described below, revenues increased by 8.7% and 5.9% during the three and nine months ended April 1, 2012, respectively.

E-Commerce revenues increased by 12.5% and 9.6% during the three and nine months ended April 1, 2012, respectively, in comparison to the prior year periods.  This revenue growth was due to both: (i) a higher average order value, which increased 2.6% and 6.2% to $64.84 and $61.98, during the three and nine months ended April 1, 2012, respectively, and (ii) order volume increases of 9.7% and 3.2%, during the three and nine months ended April 1, 2012, respectively, as the Company fulfilled approximately 2,039,000 and 6,068,000 orders through its e-commerce sales channels.  The growth was attributed to improved merchandising programs, including the development of innovative and original products such as the expanded line of a-DOG-ables, designed to “wow” our customers’ gift recipients and our “Never Settle For Less” marketing campaigns, which also enabled the Company to reduce its promotional activities.  The three months ended April 1, 2012 also benefitted from the better date placement of the Valentine’s Day holiday, which fell on Tuesday in fiscal 2012 compared to Monday in the prior year.

Other revenues, comprised of the Company’s BloomNet Wire Service category, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets categories, increased 14.8% and 9.9% during the three and nine months ended April 1, 2012, respectively, in comparison to the prior year periods, primarily as a result of the aforementioned sales growth within the BloomNet Wire Service category as well as contributions from Flowerama, a floral franchise operation purchased in August 2011.

Additionally, during the second quarter of fiscal 2012, the Company completed the previously announced 62-store franchise agreement between Fannie May and GB Chocolates.  The agreement includes development rights for 45 new stores to be opened over the next three years in several mid-west states as well as specific cities in Florida and Ohio, as well as the sale of 17 existing Fannie May retail stores located in areas outside of its core Chicago market. While the sale of these stores reduced our revenues in comparison to prior year periods, it provides a platform for our franchisor to successfully complete its Fannie May development plan, while providing the Company with future revenue streams through franchise and area development fees and product sales.

The 1-800-Flowers.com Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the three and nine months ended April 1, 2012 increased by 12.6% and 11.7% over the respective prior year periods due to a combination of increased order volumes and a higher average order value, driven by enhanced marketing and merchandising programs that encourage our customers to “wow” their gift recipients and “Never Settle For Less”, and the benefit of the better Tuesday date placement of the Valentine’s Day holiday in fiscal 2012, compared to Monday in the prior year, as well as the revenue contributions of several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011.  For the three months and nine months ended April 1, 2012, revenue growth for the Consumer Floral category, excluding the impact of the acquisitions above, was approximately 8.6% and 6.9%, respectively.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three and nine months ended April 1, 2012 increased by 15.9% and 17.1%, respectively, over the prior year periods, primarily reflecting increased product sales and shop-to-shop order volume. While this order volume positively impacts revenues, at the present time, the impact on gross margin and contribution margin is significantly less than BloomNet’s normal margin. However, BloomNet has begun to monetize this increased order volume through increased membership, technology, services and product fees.

The Gourmet Food & Gift Baskets category includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Winetasting.com, Stockyards.com and DesignPac businesses.  Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three and nine months ended April 1, 2012 increased by 13.6% and 5.5%, respectively, in comparison to the prior year periods.  Growth during the three months ended April 1, 2012 was primarily due to the shift in the Easter holiday, as well as e-commerce growth within the Cheryl’s and 1-800-Baskets brands and wholesale revenue from the Fannie May brands, partially offset by the negative impact of the aforementioned conversion of Fannie May stores into franchised operations.  Growth during the nine months ended April 1, 2012 was due to: (i) e-commerce growth from 1-800-Baskets.com, Cheryl’s and The Popcorn Factory brands, (ii) increased wholesale revenue from the Fannie May brand, and (iii) revenue contributions from the acquisitions of Mrs. Beasley’s, a baker and marketer of cakes, muffins and gourmet gift baskets, acquired in March 2011, and Stockyards.com, a purveyor of USDA prime and choice meats, poultry and seafood, whose brandname the Company licensed and began operating the website and direct-to-consumer business in late November 2011.  This growth was largely offset by reduced wholesale orders from mass market customers during the December holiday season, and the impact of the conversion of Fannie May stores into franchised operations. During three and nine months ended April 1, 2012, revenue growth for the Gourmet Food & Gift Baskets category, excluding the impact of the shift of the Easter holiday, the acquisitions, and the sale of the Fannie May retail stores noted above, was approximately 5.4% and 2.1%, respectively.

The Company expects that annual revenue growth for the total Company in Fiscal 2012 will be in the mid-to-upper single digits.

Gross Profit

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(dollars in thousands)

Gross profit	$73,039	$63,111	15.7%	$219,927	$203,211	8.2%
Gross margin %	40.7%	39.7%		41.0%	41.5%

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

Gross profit increased during the three and nine months ended April 1, 2012, in comparison to the prior year period, primarily as a result of the aforementioned revenue growth across all categories. During the three months ended April 1, 2012, gross margin was aided by an improved gross margin percentage, primarily attributable to the 1-800-Flowers.com Consumer Floral category, which increased 200 basis points over the prior year period, reflecting the Company’s continued focus on reducing promotional pricing and product costs, while improving supply chain.  During the nine months ended April 1, 2012, gross margins percentage decreased by 50 basis points, reflecting the impact of product mix and lower gross margins from the Company’s BloomNet operations and wholesale baskets business within the Gourmet Food and Gift Basket category.

The 1-800-Flowers.com Consumer Floral category gross profit increased by 18.5% and 14.4% during the three and nine months ended April 1, 2012, respectively, in comparison to the prior year periods, due to the higher revenue growth described above as well as the incremental gross profit generated by the acquisitions of Fine Stationery and Flowerama.  Gross margin percentages during the three and nine months ended April 1, 2012, increased by 200 basis points and 100 basis points over the respective prior year periods, as a result of reduced promotional offerings, and improvements in product sourcing, logistics, and product mix.

The BloomNet Wire Service category gross profit increased by 9.4% and 3.3% during the three and nine months ended April 1, 2012, respectively, in comparison to the prior year periods, due to the above mentioned revenue growth, while the gross margin percentage decreased due to product mix, consisting of increased sales of lower margin wholesale orders and an increase in the proportion of shop-to-shop order volume.  Although the shop-to-shop orders carry a lower gross margin percentage, the significant increase in order volume helps drive revenue and gross margin dollar growth, while the added orders provide increased leverage for sales of products and services.  BloomNet expects to continue to monetize this increased order volume through increased membership, technology, services and product fees.

The Gourmet Food & Gift Baskets category gross profit increased by 13.2% and 2.9% during the three and nine months ended April 1, 2012, respectively, in comparison to the prior year periods, due to the above mentioned revenue increases, while gross margin percentage decreased by 20 basis points and 110 basis points, respectively. The decrease in gross margin percentage for the three months ended April 1, 2012 was primarily due to the impact of the sale of the Fannie May retail stores noted above as well as an increase in lower margin wholesale business. The decrease in gross margin percentage for the nine months ended April 1, 2012 was driven primarily by lower gross margins from the wholesale basket business, as well as the impact of the sale of the Fannie May stores and increases in commodity and shipping costs.

During the remainder of fiscal 2012, the Company expects its gross margin percentage for the total Company, will improve in comparison to fiscal 2011 as a result of a reduction in promotional activity, as well as improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(dollars in thousands)

Marketing and sales	$48,598	$43,513	11.7%	$133,900	$123,616	8.3%
Percentage of net revenues	27.1%	27.4%		24.9%	25.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 11.7% and 8.3% during the three and nine months ended April 1, 2012, respectively, in comparison to the prior year periods, as a result of: (i) increased advertising, primarily related to the 1-800-Flowers.com Consumer Floral brand during the Valentine’s Day holiday, which helped to drive the improving revenue trends, as well as within the Gourmet Food & Gift Baskets category due to the timing shift of the Easter holiday, (ii) increased labor due to several growth initiatives for franchising, BloomNet and the Mobile and Social commerce area, and incremental labor associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, as well as the operation of the Stockyards direct-to-consumer business, offset in part by the franchise conversion of 17 Fannie May retail stores, and (iii) higher facility costs, due to the aforementioned acquisitions and licensing arrangement.  As a result, marketing and sales expense, as a percentage of net revenues, during the three and nine months ended April 1, 2012 decreased 30 basis points and 40 basis points, respectively, over the prior year periods, reflecting the Company’s continued focus on improving its merchandising programs, re-focusing its marketing messages, and enhancing the efficiency of its advertising efforts.

During the three and nine months ended April 1, 2012 the Company added approximately 613,000 and 1,541,000 new e-commerce customers.  Of the 1,591,000 and 3,590,000 million total customers who placed e-commerce orders during the three and nine months ended April 1, 2012, approximately 61.5% and 57.1%, respectively represented repeat customers,  in comparison to 57.8% and 52.0% in the same periods of the prior year, reflecting the Company’s expanded brand awareness and deepening customer relationships.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(dollars in thousands)

Technology and development	$5,646	$5,119	10.3%	$15,252	$14,639	4.2%
Percentage of net revenues	3.1%	3.2%		2.8%	3.0%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three and nine months ended April 1, 2012, technology and development expense increased by 10.3% and 4.2%, respectively, in comparison to the same periods of the prior year, driven by increased labor and consulting costs to support the Company’s websites and infrastructure, as well as incremental costs associated with the recent acquisitions.  However, technology and development expense as a percentage of net revenues decreased during the three and nine months ended April 1, 2012, reflecting the Company’s ability to leverage its technology platform.

During the three and nine months ended April 1, 2012, the Company expended $7.9 million and $23.6 million, respectively, on technology and development, of which $2.3 million and $8.3 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(dollars in thousands)

General and administrative	$13,766	$12,659	8.7%	$39,057	$36,553	6.9%
Percentage of net revenues	7.7%	8.0%		7.3%	7.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 8.7% and 6.9% during the three and nine months ended April 1, 2012, respectively, in comparison to the same periods of the prior year, due to: (i) incremental costs associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, (ii) increased annual compensation expense, and (iii) an increase in expenses associated with franchise expansion plans, partially offset by reductions in bad debt expense.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(dollars in thousands)

Depreciation and amortization	$4,874	$5,069	(3.8)%	$14,705	$15,272	(3.7)%
Percentage of net revenues	2.7%	3.2%		2.7%	3.1%

Depreciation and amortization expense decreased by 3.8% and 3.7% during the three and nine months ended April 1, 2012, respectively, in comparison to the same periods of the prior year, as a result of the Company’s efforts over the last three years to reduce capital expenditures.

Gain on Sale of Stores

On November 21, 2011, Fannie May Franchise LLC, a wholly-owned subsidiary of Fannie May Confections Brands, Inc., which in turn is a wholly-owned subsidiary of 1-800-Flowers.com, Inc., and GB Chocolates LLC (GB Chocolates) entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred the recognition of the $0.9 million area development fee associated with the 45 store area development agreement, and will recognize such fees in income on a pro-rata basis, when the conditions for revenue recognition under the area development agreement is met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.

In addition to the 45 store area development agreement, the Company also sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million.

Interest Expense, net

	Three Months Ended			Nine Months Ended
	April 1, 2012	March 27, 2011	% Change	April 1, 2012	March 27, 2011	% Change
	(dollars in thousands)

Interest expense, net	$319	$854	(62.6)%	$1,990	$3,321	(40.1)%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s long-term debt and revolving line of credit, net of income earned on the Company’s available cash balances.

Net interest expense decreased during the three and nine months ended April 1, 2012 in comparison to the respective prior year periods, due to the scheduled paydowns of amounts outstanding under the Company’s term loans, as well as reduced borrowing rates.

Income Taxes

The Company recorded an income tax benefit from continuing operations of $0.2 million during the three months ended April 1, 2012 and income tax expense of $7.3 million during the nine months ended April 1, 2012, in comparison to an income tax benefit of $1.9 million and income tax expense of $3.9 million, in the respective prior year periods.  The Company’s effective tax rate from continuing operations for the three and nine months ended April 1, 2012 was 131.1% and 38.9%, respectively, compared to 45.3% and 40.1% in the respective prior year periods.  These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits.

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

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
		(in thousands)

Net revenues from discontinued operations	$—	$3,940	$2,003	$13,251
Contribution margin from discontinued operations	$—	$(696)	$(232)	$(228)
Gain(loss) on sale of discontinued operations, net of tax	$(136)	$—	$4,342	$—
Income (loss) from discontinued operations	$(136)	$(432)	$4,320	$(150)

The Company’s wine fulfillment services business derived its revenue from the warehousing and fulfillment of wine and wine related products, primarily on behalf of California wineries.

During the three and nine months ended April 1, 2012, net revenues from discontinued operations decreased in comparison to the respective prior year periods as a result of the timing of the divestiture which occurred on September 6, 2011.

Liquidity and Capital Resources

At April 1, 2012, the Company had working capital of $35.4 million, including cash and equivalents of $24.9 million, compared to working capital of $17.8 million, including cash and equivalents of $21.4 million, at July 3, 2011.

Net cash provided by operating activities of $22.9 million for the nine months ended April 1, 2012 was primarily related to net income, adjusted for the gain on the sale of the Company’s wine fulfillment services business in September 2011, non-cash charges for depreciation and amortization, deferred income taxes, and stock-based compensation, offset in part by seasonal changes in working capital, including increases in inventory and accounts receivable related to the timing of the Easter holiday and the upcoming spring selling season, including Mother’s Day.

Net cash used in investing activities of $4.9 million for the nine months ended April 1, 2012 was primarily attributable to the acquisition of Flowerama in August 2011, and capital expenditures, primarily related to the Company’s technology infrastructure, offset in part by the proceeds from the sale of the Company’s wine fulfillment services business in September 2011.

Net cash used in financing activities of $14.6 million for the nine months ended April 1, 2012 was primarily due to the repayment of bank borrowings on outstanding term-loan debt and long-term capital lease obligations, as well as the acquisition of $1.9 million of treasury stock under the Company’s stock repurchase plan.  There were borrowings outstanding under the Company’s revolving credit facility were repaid by the end of the fiscal second quarter.

On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the “Amended 2008 Credit Facility”). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million.

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”) which superseded the Amended 2008 Credit Facility. The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children’s Gifts segment in January 2010, and thereby reducing the Company’s outstanding term loan under the facility to $60 million upon closing.  The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating payments at the rate of 20% in year one, 25% in years two and three and 30% in year four.

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

Despite the uncertainties in the global economic environment, the Company believes that cash flows from operations along with available borrowings from its 2010 Credit Facility will be a sufficient source of liquidity. The Company typically borrows against the facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases which peak during its fiscal second quarter before being repaid prior to the end of that quarter.

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of April 1, 2012, $9.9 million remains authorized but unused.

At April 1, 2012, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 — 2 years	3 — 5 years	More than 5 years

Long-term debt, including interest	$35,143	$16,518	$18,625	$—	$—
Capital lease obligations, including interest	116	116	—	—	—
Operating lease obligations	61,557	12,578	19,973	13,315	15,691
Sublease obligations	4,726	1,943	2,032	700	51
Purchase commitments (*)	23,883	23,883	—	—	—
Total	$125,425	$55,038	$40,630	$14,015	$15,742

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning with the first quarter of the Company’s fiscal year ending on June 30, 2013 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU No. 2011-04). This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. This amendment was effective prospectively for the Company’s interim reporting period ended April 1, 2012.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of April 1, 2012, the Company’s outstanding debt, including current maturities, approximated $33.1 million.

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

Exclusive of the impact of the Company’s interest rate swap agreement, each 50 basis point change in interest rates would have no corresponding effect on our interest expense during the three months ended April 1, 2012, and a corresponding effect of approximately $0.2 million during the nine months ended April 1, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of April 1, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2012.

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the three and nine months ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010.  In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party. The Company intends to defend each of these actions vigorously.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and the court has not yet ruled as to whether the classes will be certified, and (iii) there is uncertainty as to the outcome of pending motions.  As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable.  However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 3, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2012, which includes the period July 4, 2011 through April 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

7/4/11 — 7/31/11	—	$—	—	$11,825
8/1/11 — 8/28/11	7.6	$2.43	7.6	$11,807
8/29/11 — 10/2/11	—	$—	—	$11,807
10/3/11 — 10/30/11	399.5	$2.73	399.5	$10,715
10/31/11 — 11/27/11	—	$—	—	$10,715
11/28/11 — 1/1/12	—	$—	—	$10,715
1/2/12 — 1/29/12	0.9	$2.92	0.9	$10,712
1/30/12 — 2/26/12	—	$—	—	$10,712
2/27/12 — 4/1/12	281.8	$2.88	281.8	$9,900
Total	689.8	$2.79	689.8

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the $8.7 million remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of April 1, 2012, $9.9 million remains authorized but unused.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: May 11, 2012	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: May 11, 2012	/s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer