Form 10-K
period 2012-07-01
1 800 FLOWERS COM INC
filed 2012-09-14
CIK 1084869

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3117311 (I.R.S. Employer Identification No.)

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 30, 2011, was approximately $54,318,000. The registrant has no non-voting common stock.

27,730,635
(Number of shares of class A common stock outstanding as of September 7, 2012)

36,858,465
(Number of shares of class B common stock outstanding as of September 7, 2012)

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.
FORM 10-K
For the fiscal year ended July 1, 2012
INDEX

PART I

Item 1.    BUSINESS

The Company

        1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM's Mobile Flower & Gift Center was named winner of the Mobile Shopping Summit's "Best Mobile Site of 2011." 1-800-FLOWERS.COM was also rated number one vs. competitors for customer satisfaction by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service. 1-800-FLOWERS.COM has been honored in Internet Retailer's "Hot 100: America's Best Retail Web Sites" for 2011. The Company's BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

        The 1-800-FLOWERS.COM "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl's® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); delicious cut-fruit arrangements from FruitBouquets.com (www.fruitbuquets.com); wine gifts from Winetasting.com® (www.winetasting.com); ultra- premium meats from Stockyards.com (www.stockyards.com); as well as exquisite, customizable invitations and personal stationery from FineStationery.com (www.finestationery.com). The Company's Celebrations® brand (www.celebrations.com) is a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly "green" programs as well as various philanthropic and charitable efforts.

        On September 6, 2011, the Company, through the Winetasting Network subsidiary, completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories, and on January 25, 2010, completed the sale of this business. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment and its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented; refer to the Consolidated Financial Statements "Discontinued Operations" for a further discussion.

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

        The Company's online presence has enabled it to expand the number and types of products it can effectively offer to its customers. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use. The Company has broadened its product offering to include products that a customer could expect to find in a high-end florist shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware, gourmet gift baskets, and fruit bouquet arrangements. The Company has also significantly expanded its presence in the gourmet food and gift baskets category, which the Company has identified as having significant revenue and earnings growth potential, through a combination of organic initiatives and strategic acquisitions.

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

        The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, and fruit bouquet arrangements. This extension of gift offerings helps our customers in all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

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

  •
  Delivery Capability.  The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company's fulfillment capability is an innovative "hybrid" model which combines BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchised stores), with its manufacturing and distribution centers located in Delaware, Florida, Illinois, Nevada, New York and Ohio, and third-party vendors who ship directly to the Company's customers.

  •
  Selection.  Over the course of a year, the Company offers more than 6,500 varieties of fresh-cut flowers, floral and fruit arrangements and plants, and more than 4,800 SKUs of gifts, gourmet foods and gift baskets, cookies, chocolates and wines.

  •
  Customer Service.  The Company strives to ensure that customer service, whether online, wireless, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates a customer service center at its headquarters in New York, while also utilizing a network of home agents and outsourcers to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

        As part of the Company's continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the Company intends to expand the breadth of the 1-800-Flowers.com brand. The Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses. In keeping with this strategy, in August 2011, the Company acquired Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark. In May 2011, the Company purchased selected assets of Fine Stationery, Inc., a retailer of personalized stationery, invitations and announcements, and in March 2011, acquired selected assets of Mrs. Beasley's Bakery, LLC, a baker and marketer of cakes, muffins and gourmet gift baskets. In March 2009, the Company purchased selected assets of Geerlings & Wade, Inc., a retailer of wine and related products. In July 2008, the Company acquired selected assets of Napco Marketing Corp., a wholesale merchandiser and marketer of products designed primarily for the floral industry which complements the product line already offered by BloomNet. In April 2008, the Company acquired DesignPac Gifts, LLC, a designer, assembler and distributor of wholesale gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, which in turn facilitated the Company's ability to launch its direct-to-consumer gift baskets brand 1-800-Baskets.com in November 2009 by leveraging 1-800-Flowers.com strong brand equity, online traffic and customer database along with the product design, sourcing and confecting capabilities of DesignPac. In May 2006, the Company acquired Fannie May Confections Brands, Inc., a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May®, Harry London® and Fanny Farmer® brands. In March 2005, the Company acquired Cheryl & Co., a manufacturer and direct marketer of premium cookies and related baked gift items, and, in November 2004, The Winetasting Network, a distributor and direct-to-consumer marketer of wine, now marketed under the winetasting.com URL. In May 2002, the Company acquired The Popcorn Factory, a manufacturer and direct marketer of giftable premium popcorn and related food gift products, marking the start of the Company's expansion into food gifts. These acquisitions have enabled the Company to develop its gourmet food and gift baskets product line, which the Company has identified as having significant growth and earnings potential.

        As a complement to the Company's own brands and product lines, the Company has formed strategic relationships with brands such as Lenox®, Waterford®, Crabtree & Evelyn®, Yankee Candle®, Junior's® Cheesecakes, Norman Love® and Starbucks®. The Company also continues to develop signature products in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs. During fiscal 2010, the Company terminated its exclusive three year merchandising and marketing relationship with Martha Stewart Living Omnimedia, which included Martha Stewart for 1-800-Flowers.com™, a co-branded line of fresh, seasonal flower arrangements and plants which began in April of fiscal 2008, thus ending the program with one year remaining on the original agreement.

        As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company's products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. During the recent economic downturn, the demand for our products, and accordingly our financial results, compared to pre-recessionary levels, has been adversely affected by the reduction in consumer spending.

        During fiscal 2012 the Company continued to recover from the effects of the recession which began in fiscal 2009, building on last year's improved financial performance. As a result of cost reductions and productivity improvements, marketing efficiency and merchandising innovation, the Company has been able to make significant annual improvements in EBITDA compared to the low point of the recession during fiscal 2010. A key tenet of the Company's strategy during this period was to stabilize the Consumer Floral operations and minimize business risk during the current recessionary period. In order to improve earnings during this recessionary period, the Company took a more conservative view of the economy, and its expectations of demand, in order to minimize the risk of investing marketing and operating spend for revenue growth too early in the economic recovery cycle. This strategy was designed to protect earnings growth that was expected to be achieved through operational improvements and business resizing programs, including a rationalization of marketing spending, but driven by more effective campaigns, that focused on the Company's ability to "wow" our customers with differentiated, non-commoditized higher value products. While the economic recovery continues at a slow pace, with the possibility of a "double-dip" recession looming as a result of continued high unemployment, energy and commodity prices, the Company believes that its sales "bottomed-out" in the first half of fiscal 2011, as it then began to experience modest year-over-year revenue growth.

        Tempered by the continued economic uncertainty, during fiscal 2013, the Company expects to grow revenues across all three of its business segments with consolidated revenue growth for the year anticipated to be in the mid-single-digit range. Also, based on continued improvements in gross profit margin and operating leverage, the Company anticipates achieving double-digit year-over-year increases in EBITDA and EPS.

        The Company's fiscal 2013 guidance is based on the positive trends—both top and bottom-line—that the Company has seen over the past two years, balanced by the continued uncertainty in the global economy. The Company plans to continue to focus on managing those aspects of the business where it can drive growth and enhanced results, including:

  •
  merchandising and marketing initiatives featuring truly original products that have helped drive increased average order value and gross profit margins,

  •
  efforts in manufacturing, sourcing and shipping that have helped absorb rising commodity and fuel costs and enhanced operating cost leverage, and

  •
  investments in innovation for the future, including its industry leading efforts in Social and Mobile arenas, BloomNet and franchising programs in Consumer Floral and Fannie May.

        The Company believes these efforts, and others underway, will help continue the positive trends seen in the business as the Company deepens its relationships with its customers, helping them deliver smiles, and build shareholder value.

        The Company will continue to focus on the three principles that it believes will drive long-term profitable growth:

  •
  Know and Take Care of Our Customer—by providing the right products and the best services to help them express themselves and deliver smiles. This is evidenced in 1-800-FLOWERS.COM recent number one ranking vs. competitors for customer service by STELLAService as well as being named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service.

  •
  Maintain and enhance our Financial Strength and Flexibility—by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2010, the Company completed the sale of its non-strategic Home and Children's Gifts business and used the proceeds to further pay down term debt, strengthening its balance sheet and revising its bank credit facility to provide additional flexibility; and in the first quarter of fiscal 2012, completed the sale of certain assets of its WinetastingNetwork wine fulfillment services business.

  •
  Continue to Innovate and Invest for the Future—in new technology opportunities such as mobile e-commerce, where the Company was awarded the 2010 "Best Mobile App for E-commerce" by DPAC (Digiday's Publishing & Advertising Awards) and the 2010 Mobile App of the Year Award in the "Best Shopping" category by RIS (Retail Info Systems). In addition, 1-800-FLOWERS.COM has been honored in Internet Retailer's "Hot 100: America's Best Retail Web Sites" for 2011 and was one of only five retailers to receive the 2011 Customer Innovation Award from Avaya for transforming the business through innovative use of business communications and collaboration technologies.

Business Categories

        The Company operates in the following three business segments: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service. The Consumer Floral segment includes the operations of the Company's flagship brand, 1-800-Flowers.com, Flowerama, Celebrations, and FineStationery.com, while the Gourmet Food and Gift Baskets segment includes the operations of Fannie May Confections Brands, Cheryl's (which includes Mrs. Beasley's), The Popcorn Factory, Winetasting.com, Stockyards.com , DesignPac and 1-800-Baskets. The BloomNet Wire Service segment includes the operations of BloomNet, BloomNet Technologies, BloomNet Products and Napco.

        On September 6, 2011, the Company, through the Winetasting Network subsidiary, completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories, and on January 25, 2010, completed the sale of this business. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment and its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented.

The Company's Products and Service Offerings

        The Company offers a wide range of products including fresh-cut flowers, floral and fruit arrangements and plants, gifts, popcorn, gourmet foods and gift baskets, cookies, chocolates, candy and wine. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. In addition to selecting its core products, the Company's merchandising team works closely with manufacturers and suppliers to select and design products that meet the seasonal, holiday and other special needs of its customers.

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

        In each of the last three fiscal years, virtually all of the Company's revenues have been derived from domestic sources. The Company's product selection consists of:

        Flowers and Plants.    The Company offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings and the Company's new line of fruit arrangements under the brand Fruit Bouquets® (www.fruitbouquets.com), flowers delivered through its Fresh From Our Growers® program, and unique floral creations from our floral artisans. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

        Gourmet Foods and Gift Baskets.    The Company manufactures premium cookies and baked gift items under the Cheryl's and Mrs. Beasley's brands, which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. The Popcorn Factory brand pops premium popcorn and specialty snack products, while Fannie May Confections Brands manufactures premium chocolate and candy under the Fannie May, Fannie Farmer, Harry London and various private label brand names. During the second quarter of fiscal 2010, the Company launched a co-branded website which featured the 1-800-BASKETS.COM® brand, a collection of gourmet gift baskets confected by DesignPac. Additionally, through its winetasting.com business, the Company offers its customers an array of different wines from around the world. Currently, restrictions exist in many states regarding interstate shipment of wine. As such, these items are only available in selected states. The Company also licenses the Stockyards name through which it sells premium meats, which complements its wine offerings. Many of the Company's gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the "giftable" requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company's corporate customers' gifting needs.

        BloomNet Products and Services.    The Company's BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry's first on-line directory, (iii) communication services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink®, the Company's proprietary electronic communication system, (iv) other services including web hosting and point of sale, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

Marketing and Promotion

        The Company's marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company's goal is to make its brands synonymous with thoughtful gifting and helping our customers to send smiles everyday. To do this, the Company intends to invest in its brands and acquisition of new customers through the use of selective on and off-line media, direct marketing, public relations and strategic Internet relationships, while cost-effectively capitalizing on the Company's large and loyal customer base.

        The Company's strong appeal and brand recognition provide it with significant marketing opportunities. For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for all of its brands to receive broad national exposure in front of an estimated 15 million viewers, while our "Imagine the Smiles" program recognizes and celebrates members of our local communities, who are deserving of a smile.

        Enhance its Customer Relationships.    The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. It plans to encourage more frequent and extensive use of its branded web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Examples of these efforts include the Company's social media community on Facebook, and Celebration's series of books which enhance engagement through customer generated content. In addition, through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases, including the successful introduction of the "a DOG-able™" collection, a variety of dog-shaped floral arrangements, and the "Cupcake in Bloom™", a cupcake shaped arrangement of fresh carnations through the 1-800-Flowers brand, which builds upon the successful "Birthday Cake" and "Happy Hour" collections. As of July 1, 2012, the Company's total database of unique customers numbered approximately 39.5 million.

        In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

        Strategic Online Relationships.    The Company promotes its products through strategic relationships with leading Internet portals, search engines, and mobile and online networks. The Company's online relationships include, among others, social media sites such as Facebook, Twitter, and Pinterest, as well as Google, AOL, Yahoo!, and Microsoft.

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

        E-mails.    The Company is able to capitalize on its customer database of approximately 39.5 million unique customers by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

        Direct Mail and Catalogs.    The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products. In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company's web sites. For the year ended July 1, 2012, the Company mailed in excess of 19 million branded catalogs.

        Off-line Media.    The Company utilizes off-line media, including television, radio and print to market its brands and products. Off-line media allows the Company to reach a large number of customers and to target particular market segments.

The Company's Web Sites

        The Company offers floral, fruit, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its co-branded 1-800-FLOWERS.COM (www.1800flowers.com) and 1-800-BASKETS.COM (www.1800baskets.com) web site. Customers can come to the Company's web sites directly or be linked by one of the Company's portal providers, search engine, or affiliate relationships. These include AOL (keyword:flowers), Yahoo!, Microsoft and Google, as well as thousands of online affiliate program members and social media sites such as Facebook. The Company also offers premium chocolates and confections from Fannie May Fine Chocolates (www.fanniemay.com and www.harrylondon.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl's (www.cheryls.com), and wine gifts from winetasting.com (www.winetasting.com) web sites. The Company's Fine Stationery.com site (www.finestationery.com) offers customers a vast array of unique, customizable invitations, announcements and greeting cards. More than 65% of online revenues are derived from traffic coming directly to one of the Company's Universal Resource Locators ("URL's").

        The Company's web sites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience. The Company's web sites offer customers detailed product information, complete with photographs, personalized shopping services, including search and order tracking, contests, sweepstakes, gift-giving suggestions and reminder programs, party tips and planning, and information about special events and offers. The Company has designed its web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. During fiscal 2012, the Company launched a multi-branded web-site, enabling its customers to access all of its family of brands through "tabs" on certain URLs (www.1800flowers.com and www.1800baskets.com).

Technology Infrastructure

        The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company's online and telephonic orders are fed directly from the Company's secure web sites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company distribution center or, for florist fulfilled or drop-shipped items, selects a florist or other vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink®, the Company's proprietary communication system, assuring timely delivery. In addition, the Company's gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

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

Fulfillment and Manufacturing Operations

        The Company's customers primarily place their orders either online or over the telephone. The Company's development of a hybrid fulfillment system, which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops, franchise florist shops and a small number of Company-owned stores), with the Company-owned distribution centers and brand-name vendors who ship directly to the Company's customers. While providing a significant competitive advantage in terms of delivery options, the Company's fulfillment system also has the added benefit of reducing the Company's capital investments in inventory and infrastructure. All of the Company's products are backed by a 100% satisfaction guarantee, and the Company's business is not dependent on any single third-party supplier.

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

        Fulfillment and manufacturing of products is as follows:

        Flowers and Plants.    A majority of the Company's floral orders are fulfilled by one of the Company's BloomNet members, allowing the Company to deliver its floral and fruit bouquet products on a same-day or next-day basis to ensure freshness and to meet its customers' need for immediate gifting. In addition, the Company is better positioned to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects retail florists for BloomNet based upon the florist's design staff, facilities, quality of floral processing, and delivery capabilities and allocates orders to members within a geographical area based on historical performance of the florist in fulfilling orders, and the number of BloomNet florists currently serving the area. The Company regularly monitors BloomNet florists' performance and adherence to the Company's quality standards to ensure proper fulfillment.

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

        As of July 1, 2012, the Company operates a floral retail store located in New York. In addition, the Company has 224 franchised stores, located within the United States. The Company-owned store is used to test new products and marketing programs.

        Gourmet Foods and Gift Baskets.    In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations. The Company's premium chocolates are manufactured and distributed from its

189,000 square foot production facility in Akron, Ohio, and the Company's cookie and baked gifts are fulfilled from its 176,000 square foot baking and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company's 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. As a result of the divestiture of the Company's wine fulfillment business in September 2011, the Company's wine gift products are fulfilled by a third-party. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, through its 249,000 square foot distribution center located in Melrose Park, IL. As of July 1, 2012, the Company operates 72 Fannie May/Harry London and 10 Cheryl's retail stores. In addition, Fannie May has 22 franchised stores, located within the United States.

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

        Accordingly, a disproportionate amount of operating cash flows are generated in the Company's fiscal second and fourth quarters. In preparation for the Company's second quarter holiday season, the Company significantly increases its inventories, and therefore, corresponding cash requirements, which traditionally have been financed by cash flows from operations and bank lines of credit, which are highest during the latter part of the Company's fiscal first quarter, peaking within its second fiscal quarter. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company's fiscal second quarter. Additionally, the variability in the timing of the Easter Holiday also impacts the Company's comparative quarterly results. The Easter Holiday was in the Company's fourth quarter during fiscal 2011 and 2012, but will fall in the third quarter of fiscal 2013.

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

Intellectual Property and Proprietary Rights

        The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, "1-800-FLOWERS.COM", "1-800-FLOWERS", "1-800-Baskets", "GreatFood.com", "The Popcorn Factory", "TheGift.com", "Geerlings & Wade", "Cheryl's", "Mrs. Beasley's", "Celebrations", "Flowerama", "FineStationery.com", "DesignPac", "Napco", "Fannie May" and "Harry London". The Company also has rights to numerous domain names, including; www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfood.com, www.stockyards.com, www.thepopcornfactory.com, www.ambrosiawine.com, www.winetasting.com, www.finestationery.com, www.cheryls.com, www.fanniemay.com, www.harrylondon.com, www.geerwade.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.mybloomnet.net, and www.napcoimports.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

        The Company intends to continue to license technology from third parties, including Oracle, SAS, Microsoft, IBM, Verizon and AT&T, for its communications technology and the software that underlies its business systems. The market is evolving and the Company may need to license additional technologies to remain competitive. The Company may not be able to license these technologies on commercially reasonable terms or at all.

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

Employees

        As of July 1, 2012, the Company had a total of approximately 2,200 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company's personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

Item 1A.    Risk Factors

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

        Our disclosures and analysis in this Form 10-K contain some forward-looking statements that set forth anticipated results based on management's plans and assumptions. From time to time, we also provide forward-looking statements in other statements we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; the effectiveness of our marketing programs; the performance of our existing products and services; our ability to attract and retain customers and expand our customer base; our ability to enter into or renew online marketing agreements; our ability to respond to competitive pressures; expenses, including shipping costs and the costs of marketing our current and future products and services; the outcome of contingencies, including legal proceedings in the normal course of business; and our ability to integrate acquisitions.

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

        The financial and credit markets have been and continue to experience unprecedented disruption, which may have an adverse effect on our customers' spending patterns and in turn our business, financial condition and results of operations.    Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer's level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During the past few years, the volatility and disruption in the financial markets have reached unprecedented levels. This financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2013.

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

  •
  the Company's ability to enter into or renew online marketing agreements; and

  •
  competition.

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

        If the Company's customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease.    The Company's business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in its expanded product lines including fruit bouquets, plants, gift baskets, popcorn, gourmet food and wine and unique or specialty gifts, it expects to continue to incur significant costs in marketing these products. If the Company's customers do not continue to find its product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

        Increased shipping costs and labor stoppages may adversely affect sales of the Company's products.    Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company's fulfillment centers located in Florida, Illinois, Nevada, New York and Ohio. The Company has established relationships with Federal Express, UPS and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company's goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company's ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

        The Company's franchisees may damage its brands or increase its costs by failing to comply with its franchise agreements or its operating standards.    The Company's franchise business is governed by its Uniform Franchise Disclosure Document, franchise agreements and applicable franchise law. If the Company's franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brands may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on certain leases, which the franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid default under the primary lease. Furthermore, as a franchiser, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company's obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

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

        If the Company's telecommunications providers do not adequately maintain the Company's telephone service, the Company may experience system failures and its revenues may decrease.    The Company is dependent on telecommunication providers to provide telephone services to its customer service centers. Although the Company maintains redundant telecommunications systems, if these providers experience system failures or fail to adequately maintain the Company's systems, the Company may experience interruptions and its customers might not continue to utilize its services. If the Company loses its telephone service, it will be unable to generate revenue. The Company's future success depends upon these third-party relationships because it does not have the resources to maintain its telephone service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company's operations or require it to incur significant unanticipated costs.

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

Item 1B.    Unresolved Staff Comments

        We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 1, 2012 that remain unresolved.

Item 2.    PROPERTIES

Location	Type	Principal Use	Square Footage	Ownership
Commerce, CA	Office	Administrative	1,000	leased
Napa, CA	Office	Administrative and customer service	2,100	leased
Wilmington, DE	Office and warehouse	Distribution, administrative and customer service	27,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	249,000	leased
Reno, NV	Warehouse	Distribution	50,000	leased
Carle Place, NY	Office	Headquarters and customer service	92,000	leased
Cedar Falls, IA	Office	Administrative	3,300	leased
Akron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	189,000	leased
Maple Heights, OH	Warehouse	Distribution	283,000	leased
Obetz, OH	Warehouse	Distribution	176,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	150,000	owned
Albany, NY(*)	Warehouse	Distribution	42,000	leased
Ardmore, OK(**)	Office	Customer service	24,000	leased
Chicago, IL(***)	Office	Administrative and customer service	18,000	leased
Bethpage, NY(****)	Warehouse	Distribution	35,000	leased

(*)
Facility was closed in December 2010.

(**)
Facility was closed during August 2008 and lease term expired November 30, 2010.

(***)
Facility was closed during July 2010.

(****)
Facility was closed in December 2011.

        In addition to the above properties, the Company leases approximately 244,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

Item 3.    LEGAL PROCEEDINGS

        From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

        On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company's subsidiaries previously engaged in with certain third-party vendors. On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010. In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party. The Company intends to defend each of these actions vigorously.

        There are no assurances that additional legal actions will not be instituted in connection with the Company's former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and the court has not yet ruled as to whether the classes will be certified , and (iii) there is uncertainty as to the outcome of pending motions. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 14, 2012:

Name	Age	Position with the Company
James F. McCann	61	Chairman of the Board and Chief Executive Officer
Christopher G. McCann	51	Director, President, 1-800-Flowers.com, Inc. and President, Floral Group
Stephen J. Bozzo	57	Senior Vice President and Chief Information Officer
Gerard M. Gallagher	59	Senior Vice President of Business Affairs, General Counsel, and Corporate Secretary
Mark L. Nance	62	President, BloomNet
William E. Shea	53	Senior Vice President, Treasurer, and Chief Financial Officer
David Taiclet	49	President of Gourmet Foods and Gift Baskets

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

        Mark L. Nance has been President of BloomNet since August 2006. Before holding his current position, Mr. Nance was a Senior Vice President, Sales and Marketing for BloomNet after joining us in December 2004. Before joining us, Mr. Nance was an Executive Vice President and General Manager with Teleflora, LLC from November 2000 until June 2004 and held various senior level positions at American Floral Services, Inc. from 1983 to 2000.

        William E. Shea has been the Company's Senior Vice President of Finance and Administration and Chief Financial Officer since September 2000. Before holding his current position, Mr. Shea was Vice President of Finance and Corporate Controller after joining the Company in April 1996. From 1980 until joining the Company, Mr. Shea was a certified public accountant with Ernst & Young LLP.

        David Taiclet has been the Company's President of Gourmet Foods and Gift Baskets since June 2009. Mr. Taiclet served as Chief Executive Officer of the Fannie May Confections Brands from April 2006 to June 2009. Prior thereto and commencing in January 1995, Mr. Taiclet was a Co-Founder of a business that ultimately became known as Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products. From May 1991 to January 1995, Mr. Taiclet served in a variety of management positions with Cargill, Inc, including the Strategy and Business Development Group. Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products. Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        1-800-FLOWERS.COM's Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol "FLWS." There is no established public trading market for the Company's Class B common stock. The following table sets forth the reported high and low sales prices for the Company's Class A common stock for each of the fiscal quarters during the fiscal years ended July 1, 2012 and July 3, 2011.

	High	Low
Year ended July 1, 2012
July 4, 2011 - October 2, 2011	$3.42	$2.10
October 3, 2011 - January 1, 2012	$2.95	$2.08
January 2, 2012 - April 1, 2012	$3.13	$2.20
April 2, 2012 - July 1, 2012	$3.63	$2.76
Year ended July 3, 2011
June 28, 2010 - September 26, 2010	$2.56	$1.52
September 27, 2010 - December 26, 2010	$2.75	$1.67
December 27, 2010 - March 27, 2011	$3.22	$2.18
March 28, 2011 - July 3, 2011	$3.84	$2.26

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

Holders

        As of September 1, 2012, there were approximately 308 stockholders of record of the Company's Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 1, 2012, there were approximately 14 stockholders of record of the Company's Class B common stock.

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

Resales of Securities

        36,838,802 shares of Class A and Class B common stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act. As of September 1, 2012, all of such shares of the Company's common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144. Sales of a large number of these shares could have an adverse effect on the market price of the Company's Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

        On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan, which when added to the $8.7 million remaining on its earlier authorization, increased the amount available to repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 1, 2012, $8.5 million remains authorized but unused.

        Under this program, as of July 1, 2012, the Company had repurchased 3,703,626, shares of common stock for $17.8 million, of which $3.3 million (1,133,913 shares), $0.5 million (168,207 shares), and $0.9 million (342,821 shares) were repurchased during the fiscal years ending July 1, 2012, July 3, 2011 and June, 27, 2010, respectively.

        The following table sets forth, for the months indicated, the Company's purchase of common stock during the fiscal year ended July 1, 2012, which includes the period July 4, 2011 through July 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
7/4/11 - 7/31/11	—	$—	—	$11,825
8/1/11 - 8/28/11	7.6	$2.43	7.6	$11,807
8/29/11 - 10/2/11	—	$—	—	$11,807
10/3/11 - 10/30/11	399.5	$2.73	399.5	$10,715
10/31/11 - 11/27/11	—	$—	—	$10,715
11/28/11 - 1/1/12	—	$—	—	$10,715
1/2/12 - 1/29/12	0.9	$2.92	0.9	$10,712
1/30/12 - 2/26/12	—	$—	—	$10,712
2/27/12 - 4/1/12	281.8	$2.88	281.8	$9,900
4/2/12 - 4/29/12	2.6	$2.97	2.6	$9,892
4/30/12 - 5/27/12	228.5	$3.01	228.5	$9,203
5/28/12 - 7/1/12	212.9	$3.07	212.9	$8,548

Total	1,133.9	$2.89	1,133.9

Item 6.    SELECTED FINANCIAL DATA

        The selected consolidated statement of operations data for the years ended July 1, 2012, July 3, 2011 and June 27, 2010 and the consolidated balance sheet data as of July 1, 2012 and July 3, 2011, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 28, 2009 and June 29, 2008, and the selected consolidated balance sheet data as of June 27, 2010, June 28, 2009, and June 29, 2008, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

        The following tables summarize the Company's consolidated statement of operations and balance sheet data. The Company acquired Flowerama in August 2011, selected assets of Fine Stationery, Inc. in May 2011 and Mrs. Beasley's Bakery LLC in March 2011. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. On September 6, 2011, the Company, through the Winetasting Network subsidiary, completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories, and on January 25, 2010, completed the sale of this business. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment and its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented. This information should be read together with the discussion in "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009(1)	June 29, 2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
E-commerce	$515,205	$485,378	$469,968	$498,519	$584,174
Other	201,052	186,227	183,402	205,004	141,604

Total net revenues	716,257	671,605	653,370	703,523	725,778
Cost of revenues	422,298	395,161	390,623	425,074	416,200

Gross profit	293,959	276,444	262,747	278,449	309,578
Operating expenses:
Marketing and sales	182,512	173,531	171,231	174,525	181,509
Technology and development	20,479	20,168	17,666	20,655	19,181
General and administrative	51,972	49,360	48,866	48,690	50,369
Depreciation and amortization	19,576	20,271	20,287	19,748	16,582
Goodwill and intangible impairment	—	—	—	90,940	—

Total operating expenses	274,539	263,330	258,050	354,558	267,641

Gain on sale of stores	3,789	—	—	—	—
Operating income (loss)	23,209	13,114	4,697	(76,109)	41,937
Interest expenses, net	(2,312)	(4,077)	(5,752)	(9,296)	(4,164)

Income (loss) from continuing operations before income taxes	20,897	9,037	(1,055)	(85,405)	37,773
Income tax expense (benefit) from continuing operations	7,771	3,517	199	(21,318)	14,103

Income (loss) from continuing operations	13,126	5,520	(1,254)	(64,087)	23,670
Income (loss) from discontinued operations, net of tax	4,520	202	(2,966)	(33,480)	(2,616)

Net income (loss)	$17,646	$5,722	$(4,220)	$(97,567)	$21,054

Net income (loss) per common share (basic):
From continuing operations	$0.20	$0.09	$(0.02)	$(1.01)	$0.38
From discontinued operations	0.07	0.00	(0.05)	(0.53)	(0.04)

Net income (loss) per common share (basic)	$0.27	$0.09	$(0.07)	$(1.53)	$0.33

Net income (loss) per common share (diluted):
From continuing operations	$0.20	$0.08	$(0.02)	$(1.01)	$0.36
From discontinued operations	0.07	0.00	(0.05)	(0.53)	(0.04)

Net income (loss) per common share (diluted)	$0.27	$0.09	$(0.07)	$(1.53)	$0.32

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,697	64,001	63,635	63,565	63,074

Diluted	66,239	65,153	63,635	63,565	65,458

	As of
	July 1, 2012	July 3, 2011(1)	June 27, 2010(1)	June 28, 2009(1)	June 29, 2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents and short-term investments	$28,854	$21,442	$27,843	$29,562	$12,124
Working capital	29,721	17,303	22,963	43,679	33,416
Total assets	268,848	259,075	256,936	286,977	371,338
Long-term liabilities	17,080	32,242	48,745	73,945	63,739
Total stockholders' equity	161,748	142,511	133,476	134,633	231,465

(1)
The Company has revised its previously reported balance sheet data as of June 28, 2009, and for subsequent periods, as presented herein, and its statement of operations, also presented herein, for the year ended June 28, 2009 in order to correct certain previously reported amounts. The Company believes the effects of the prior period adjustments are qualitatively and quantitatively not material to the respective balances adjusted and had no impact on the 2012, 2011 or 2010 statements of operations or cash flows. The Company has concluded that the amounts, if corrected in fiscal 2012, would have been material to the consolidated financial statements as of and for the year ended July 1, 2012. These errors primarily related to the accounting for deferred tax liabilities on non-amortizable intangibles, including goodwill, arising from certain historical acquisitions prior to fiscal 2007. These errors in the deferred tax accounts subsequently impacted the goodwill impairment charge recorded by the Company in fiscal 2009. The Company also identified an issue related to the treatment of deferred tax liabilities on basis differences related to fixed assets which were recorded in error during fiscal years 2009 and prior. The adjustment to correct the error resulted in a decrease to net loss, and thus, a decrease in the Company's retained deficit of approximately $0.8 million on the June 28, 2009 Consolidated Statements of Stockholders' Equity, with a corresponding adjustment to increase goodwill by approximately $6.6 million and increase deferred tax liabilities by approximately $5.8 million. Correcting prior year financial statements for these immaterial errors will not require previously filed reports to be amended and as such the Company has corrected the error by making adjustments to prior comparative financial information presented herein.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" and under Item 1A—"Risk Factors."

Description of Business

        1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM's Mobile Flower & Gift Center was named winner of the Mobile Shopping Summit's "Best Mobile Site of 2011." 1-800-FLOWERS.COM was also rated number one vs. competitors for customer satisfaction by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service. 1-800-FLOWERS.COM has been honored in Internet Retailer's "Hot 100: America's Best Retail Web Sites" for 2011. The Company's BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

        The 1-800-FLOWERS.COM "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl's® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); delicious cut-fruit arrangements from FruitBouquets.com (www.fruitbuquets.com); wine gifts from Winetasting.com® (www.winetasting.com); ultra- premium meats from Stockyards.com (www.stockyards.com); as well as exquisite, customizable invitations and personal stationery from FineStationery.com (www.finestationery.com). The Company's Celebrations® brand (www.celebrations.com) is a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly "green" programs as well as various philanthropic and charitable efforts.

        On September 6, 2011, the Company, through the Winetasting Network subsidiary, completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories, and on January 25, 2010, completed the sale of this business. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment and its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented.

        Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

        As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company's products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. During the recent economic downturn, the demand for our products, and accordingly our financial results, compared to pre-recessionary levels, has been adversely affected by the reduction in consumer spending.

        During fiscal 2012 the Company continued to recover from the effects of the recession which began in fiscal 2009, building on last year's improved financial performance. As a result of cost reductions and productivity improvements, marketing efficiency and merchandising innovation, the Company has been able to make significant annual improvements in EBITDA compared to the low point of the recession during fiscal 2010. A key tenet of the Company's strategy during this period was to stabilize the Consumer Floral operations and minimize business risk during the current recessionary period. In order to improve earnings during this recessionary period, the Company took a more conservative view of the economy, and its expectations of demand, in order to minimize the risk of investing marketing and operating spend for revenue growth too early in the economic recovery cycle. This strategy was designed to protect earnings growth that was expected to be achieved through operational improvements and business resizing programs, including a rationalization of marketing spending, but driven by more effective campaigns, that focused on the Company's ability to "wow" our customers with differentiated, non-commoditized higher value products. While the economic recovery continues at a slow pace, with the possibility of a "double-dip" recession looming as a result of continued high un-employment, energy and commodity prices, the Company believes that its sales "bottomed-out" in the first half of fiscal 2011, as it then began to experience modest year-over-year revenue growth.

        Tempered by the continued economic uncertainty, during fiscal 2013, the Company expects to grow revenues across all three of its business segments with consolidated revenue growth for the year anticipated to be in the mid-single-digit range. Also, based on continued improvements in gross profit margin and operating leverage, the Company anticipates achieving double-digit year-over-year increases in EBITDA and EPS.

        The Company's fiscal 2013 guidance is based on the positive trends—both top and bottom-line—that the Company has seen over the past two years, balanced by the continued uncertainty in the global economy. The Company plans to continue to focus on managing those aspects of the business where it can drive growth and enhanced results, including:

  •
  merchandising and marketing initiatives featuring truly original products that have helped drive increased average order value and gross profit margins,

  •
  efforts in manufacturing, sourcing and shipping that have helped absorb rising commodity and fuel costs and enhanced operating cost leverage, and

  •
  investments in innovation for the future, including its industry leading efforts in Social and Mobile arenas, BloomNet and franchising programs in Consumer Floral and Fannie May.

        The Company believes these efforts, and others underway, will help continue the positive trends seen in the business as the Company deepens its relationships with its customers, helping them deliver smiles, and build shareholder value.

Category Information

        The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company's business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company's wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as well as the Home & Children's Gifts category has been classified as discontinued operations and therefore excluded from category information below.

	Years Ended
Net Revenues from Continuing Operations:	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
		(dollars in thousands)
Net revenues from continuing operations:
Consumer Floral	$398,184	7.9%	$369,199	0.7%	$366,516
BloomNet Wire Service	82,582	12.7%	73,282	18.4%	61,883
Gourmet Food & Gift Baskets	236,742	3.2%	229,390	1.7%	225,602
Corporate(*)	773	(32.8)%	1,150	7.4%	1,071
Intercompany eliminations	(2,024)	(42.9)%	(1,416)	16.8%	(1,702)

Total net revenues from continuing operations	$716,257	6.6%	$671,605	2.8%	$653,370

	Years Ended
Gross Profit from Continuing Operations:	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
		(dollars in thousands)
Gross profit:
Consumer Floral	$154,892	10.5%	$140,163	8.5%	$129,239
	38.9%		38.0%		35.3%
BloomNet Wire Service	38,737	5.0%	36,877	5.7%	34,890
	46.9%		50.3%		56.4%
Gourmet Food & Gift Baskets	99,764	0.9%	98,831	0.9%	97,935
	42.1%		43.1%		43.4%
Corporate(*)	566	(1.3)%	573	(16.1)%	683
Intercompany eliminations	—		—		—

Total gross profit from continuing operations	$293,959	6.3%	$276,444	5.2%	$262,747

	41.0%		41.2%		40.2%

	Years Ended
Adjusted EBITDA(**) from Continuing Operations:	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
		(dollars in thousands)
Segment Contribution Margin(**):
Consumer Floral	$39,147	19.8%	$32,669	47.6%	$22,141
BloomNet Wire Service	22,339	10.6%	20,195	6.0%	19,051
Gourmet Food & Gift Baskets(***)	29,789	7.2%	27,776	2.3%	27,145

Segment Contribution Margin Subtotal	91,275	13.2%	80,640	18.0%	68,337
Corporate(*)	(48,490)	(2.6)%	(47,255)	(9.0)%	(43,353)

EBITDA from continuing operations	42,785	28.2%	33,385	33.6%	24,984
Add: Stock-based compensation	4,850	22.4%	3,961	20.1%	3,883

EBITDA from continuing operations, excluding stock-based compensation	47,635	27.6%	37,346	29.4%	28,867
Adjusted for:
Gain on sale of stores(***)	(3,789)	—	—	—	—
Litigation settlement	—	—	—	—	898
Termination of Martha Stewart marketing agreement	—	—	—	—	1,931
Termination of post sale 3rd party marketing agreement	—	—	—	—	1,039

Adjusted EBITDA from continuing operations, excluding stock-based compensation	$43,846	17.4%	$37,346	14.1%	$32,735

	Years Ended
Discontinued operations:	July 1, 2012	July 3, 2011	June 27, 2010
	(dollars in thousands)
Net revenues from discontinued operations	$2,003	$18,184	$102,192
Gross profit from discontinued operations	405	3,641	43,960
EBITDA from discontinued operations	(190)	743	4,416

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

(**)
Performance is measured based on category contribution margin or category Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segment. As such, management's measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), nor does it include one-time charges. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates. EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

(***)
Gourmet Food & Gift Baskets category contribution margin during the fiscal year ended July 1, 2012, includes a $3.8 million gain on the sale of 17 Fannie May retail stores, which are currently being operated as franchised locations.

        Due to certain one-time charges, the following Non-GAAP reconciliation table has been included within MD&A.

Reconciliation of Net Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA from Continuing Operations:

	Years ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands)
Net income (loss) from continuing operations:	$13,126	$5,520	$(1,254)
Add:
Interest expense, net	2,312	4,077	5,752
Depreciation and amortization	19,576	20,271	20,287
Income tax expense	7,771	3,517	199

EBITDA from continuing operations	42,785	33,385	24,984
Add: Stock-based compensation	4,850	3,961	3,883

EBITDA from continuing operations, excluding stock-based compensation	47,635	37,346	28,867
Adjusted for:
Gain on sale of stores(***)	(3,789)	—	—
Litigation settlement	—	—	898
Termination of Martha Stewart marketing agreement	—	—	1,931
Termination of post sale 3rd party marketing agreement	—	—	1,039

Adjusted EBITDA from continuing operations, excluding stock-based compensation	$43,846	$37,346	$32,735

Results of Operations

        The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2012 and 2010 consisted of 52 weeks which ended on July 1, 2012 and June 27, 2010, respectively, whereas fiscal year 2011 consisted of 53 weeks, which ended on July 3, 2011.

Net Revenues

	Years Ended
	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
	(dollars in thousands)
Net revenues:
E-Commerce	$515,205	6.1%	$485,378	3.3%	$469,968
Other	201,052	8.0%	186,227	1.5%	183,402

	$716,257	6.6%	$671,605	2.8%	$653,370

        Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

        During the fiscal year ended July 1, 2012, revenues increased by 6.6% in comparison to the prior year as a result of growth across all segments. These improvements were due to growth within the Consumer Floral category, which increased 7.9% as a result of strong year over year growth during the Company's key floral holidays, including Valentines' Day, which benefited from the better date placement which fell on Tuesday in fiscal 2012 compared to Monday in fiscal 2011, and Mother's Day, driven by a higher average order value, as well as contributions from several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011. Further contributing to the revenue growth were: (i) an increase in shop-to-shop order volume and wholesale product sales within the BloomNet Wire Service category, (ii) higher sales from the Gourmet Food & Gift Baskets category, including contributions from Mrs. Beasley's, which was acquired in March 2011, and Stockyards.com, whose brandname the Company licensed in late November 2011, offset in part by the impact of the 53rd week in fiscal 2011, and the sale of 17 Fannie May stores which are currently being operated as franchised locations. Excluding the impact of the acquisitions and new license agreements noted above, net of the impact of the Fannie May store sales, and adjusting for the 53rd week in fiscal 2011, the Company's revenues increased by 5.2% during the fiscal year ended July 1, 2012.

        During the fiscal year ended July 3, 2011 revenues increased by 2.8% over the prior year period, as a result of growth across all categories, including the Consumer Floral category, reversing the trend after two years of revenue declines.

        E-commerce revenues (combined online and telephonic) increased by 6.1% and 3.3% during the years ended July 1, 2012 and July 3, 2011, respectively. The Company fulfilled approximately 8.3 million, 8.1 million and 8.4 million e-commerce orders during fiscal 2012, 2011 and 2010, respectively, while increasing the average order value to $62.45 in fiscal 2012 compared to $59.58 in fiscal 2011 and $55.71 in fiscal 2010. Revenue growth was attributed to improved merchandising programs, including the development of innovative and original products such as the expanded line of a-DOG-ables, designed to "wow" our customers' gift recipients and our "Never Settle For Less" marketing campaigns, which also enabled the Company to reduce its promotional activities.

        Other revenues, comprised of the Company's BloomNet Wire Service category, as well as the wholesale and retail channels of its Consumer Floral and Gourmet Food and Gift Baskets categories, increased by 8.0% and 1.5% during fiscal 2012 and fiscal 2011, respectively, in comparison to the prior year periods primarily as a result of the aforementioned sales growth in the BloomNet Wire Service business, as well as the contributions from Flowerama, a floral franchise operation purchased in August 2011.

        Additionally, during the second quarter of fiscal 2012, the Company completed a 62-store franchise agreement between Fannie May and GB Chocolates. The agreement includes development rights for 45 new stores to be opened over the next three years in several mid-west states as well as specific cities in Florida and Ohio, as well as the sale of 17 existing Fannie May retail stores located in areas outside of its core Chicago market. While the sale of these stores reduced our revenues in comparison to prior year periods, it provides a platform for our franchisor to successfully complete its Fannie May development plan, while providing the Company with future revenue streams through franchise and area development fees and product sales.

        The Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the fiscal years ended July 1, 2012 and July 3, 2011 increased by 7.9% and 0.7% over the respective prior year periods, due to a combination of increased order volumes and a higher average order value, driven by enhanced marketing and merchandising programs that encourage our customers to "wow" their gift recipients and "Never Settle For Less." Fiscal 2012 also benefited from the better Tuesday date placement of the Valentine's Day holiday, compared to Monday in fiscal 2011, and Sunday in fiscal 2010, as well as the revenue contributions of several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011, offset in part by the impact of the 53rd week in fiscal 2011. For the fiscal year ended July 1, 2012, revenue growth for the Consumer Floral category, excluding the impact of the above acquisitions and the 53rd week in fiscal 2011, was approximately 5.6%.

        The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the fiscal years ended July 1, 2012 and July 3, 2011 increased by 12.7% and 18.4% over the respective prior years, primarily as a result of increased shop-to-shop order volume and wholesale product sales. While this order volume positively impacts revenues, at the present time, the impact on gross margin and contribution margin is significantly less than BloomNet's normal margin. However, BloomNet has begun to monetize this increased order volume through increasing membership, technology, services and product fees.

        The Gourmet Food & Gift Baskets category includes the operations of 1-800-Baskets, Cheryl's (which includes Mrs. Beasley's), Fannie May Confections, The Popcorn Factory, Winetasting.com, Stockyards.com and DesignPac businesses. Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl's and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the fiscal year ended July 1, 2012 and July 3, 2011, increased by 3.2% and 1.7%, respectively, in comparison to the prior years. Growth during the fiscal year ended July 1, 2012 was primarily due to: (i) e-commerce growth from 1-800-Baskets.com, Cheryl's and The Popcorn Factory brands, (ii) increased wholesale revenue from the Fannie May brand, and (iii) revenue contributions from the acquisitions of Mrs. Beasley's, a baker and marketer of cakes, muffins and gourmet gift baskets, acquired in March 2011, and Stockyards.com, a purveyor of USDA prime and choice meats, poultry and seafood, whose brandname the Company licensed in late November 2011. This growth was largely offset by reduced DesignPac wholesale basket volume during the December holiday season, and the impact of the conversion of 17 Fannie May retail stores into franchised operations. During the fiscal year ended July 1, 2012, revenue growth for the Gourmet Food & Gift Baskets category, excluding the impact of above acquisitions, the net effect of the sale of the Fannie May retail stores noted above, and the impact of the 53rd week in fiscal 2011, was approximately 2.5%. Net revenue during the fiscal year ended July 3, 2011 increased by 1.7% compared to the prior year period, primarily as a result of e-commerce sales growth from 1-800-Baskets.com and Cheryl's brands, partially offset by reduced wholesale volume from DesignPac.

        For fiscal 2013, the Company expects to grow revenues across all three of its business segments with consolidated revenue growth for the year anticipated to be in the mid-single-digit range.

Gross Profit

	Years Ended
	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
	(dollars in thousands)
Gross profit	$293,959	6.3%	$276,444	5.2%	$262,747
Gross margin %	41.0%		41.2%		40.2%

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

        Gross profit increased during the fiscal years ended July 1, 2012 and July 3, 2011, compared to the respective prior years, due to the above mentioned revenue growth across all categories. During fiscal 2012, the Company's gross margin percentage decreased 20 basis points, reflecting the impact of product mix and lower gross margins from the Company's BloomNet operations and wholesale baskets business within the Gourmet Food and Gift Basket category, partially offset by improvements within the Consumer Floral segment. During fiscal 2011, gross margins improved 100 basis points, resulting from improved merchandising programs and reduced promotional activities within the Company's Consumer Floral segment, which more than offset fuel and commodity cost increases, and the margin impact of the third-party marketing program which was discontinued in December 2009.

        The Consumer Floral category gross profit increased by 10.5% and 8.5% during the fiscal years ended July 1, 2012 and July 3, 2011, respectively, as compared to the prior year periods, due to the higher revenue, as described above, as well as gross margin improvements, which increased 90 basis points and 270 basis points over the respectively prior year periods, due to the aforementioned improvements in merchandising and marketing programs and reductions in promotional activity. Additionally, gross profit during fiscal 2012 was favorably impacted by the incremental gross profit generated by the acquisitions of Fine Stationery and Flowerama, whereas, the fiscal 2011 improvement reflects the impact of the termination of the Martha Stewart marketing agreement during the fourth quarter of fiscal 2010.

        The BloomNet Wire Service category gross profit increased by 5.0% and 5.7% during the fiscal years ended July 1, 2012 and July 3, 2011, respectively, in comparison to the prior years, due to the above mentioned revenue growth, while the gross margin percentage decreases reflect product mix, consisting of increased sales of lower margin wholesale orders and an increase in the proportion of shop-to-shop order volume. Although the shop-to-shop orders carry a lower gross margin percentage, the significant increase in order volume helps drive revenue and gross margin dollar growth, while the added orders provide increased leverage for sales of products and services. BloomNet expects to continue to monetize this increased order volume through increased membership, technology, services and product fees.

        The Gourmet Food & Gift Baskets category gross profit increased by 0.9% during both the fiscal years ended July 1, 2012 and July 3, 2011, in comparison to the prior years, due to the above mentioned revenue increases, while the gross margin percentage decreased by 100 basis points and 30 basis points, respectively. The decrease in gross margin percentage during fiscal 2012 was driven primarily by lower gross margins from the wholesale basket business, as well as the impact of the sale of the Fannie May stores and increases in commodity and shipping costs. During fiscal 2011, the gross margin percentage decrease was a result of a change in sales mix, as well as increased fuel and commodity prices.

        For fiscal 2013, the Company expects its gross margin percentage will improve in comparison to fiscal 2012 as a result of a reduction in promotional activity, as well as improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Years Ended
	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
	(dollars in thousands)
Marketing and sales	$182,512	5.2%	$173,531	1.3%	$171,231
Percentage of sales	25.5%		25.8%		26.2%

        Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

        During the fiscal year ended July 1, 2012, marketing and sales expense increased by 5.2% compared to the prior year, as a result of: (i) increased advertising, primarily related to the 1-800-Flowers.com Consumer Floral brand during the key floral holidays, which helped to drive the improving revenue trends, (ii) increased labor due to several growth initiatives for franchising, BloomNet and the Mobile and Social commerce area, and incremental labor associated with the acquisitions of Mrs. Beasley's, Fine Stationery and Flowerama, as well as the operation of the Stockyards direct-to-consumer business, offset in part by the franchise conversion of 17 Fannie May retail stores, and (iii) higher facility costs, due to the aforementioned acquisitions and licensing arrangement. However, as a result of the Company's continued focus on improving its merchandising programs, refocusing marketing messages, and enhancing the efficiency of advertising efforts, marketing and sales expense, as a percentage of net revenues, decreased from 25.8% in fiscal 2011 to 25.5% in fiscal 2012.

        During the fiscal year ended July 3, 2011, marketing and sales expense increased by 1.3% compared to the prior year period, as a result of: (i) an increase in compensation expense, due to performance based incentive compensation, reflecting the improved operating results, as well as new initiatives for franchising and store growth, and (ii) variable costs associated with the increase in revenue, offset by reductions in advertising spending. As a result of spending efficiencies achieved during the year, marketing and sales expense, as a percentage of net revenues, decreased from 26.2% in fiscal 2010 to 25.8% in fiscal 2011.

        During the fiscal year ended July 1, 2012, the Company added approximately 2.0 million new e-commerce customers, compared to 2.3 million in each of the fiscal years in 2011 and 2010. Of the 4.6 million total customers who placed e-commerce orders during fiscal 2012, approximately 56% were repeat customers, compared to 52% in fiscal 2011 and 2010, reflecting the Company's effectiveness on deepening the relationship with its existing customers as their trusted source for gifts and services for all of their celebratory occasions.

Technology and Development Expense

	Years Ended
	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
	(dollars in thousands)
Technology and development	$20,479	1.5%	$20,168	14.2%	$17,666
Percentage of sales	2.9%		3.0%		2.7%

        Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems.

        During the fiscal year ended July 1, 2012, technology and development expense increased by 1.5% over the prior year, as a result of the incremental costs associated with the recent acquisitions of Mrs. Beasley's, Fine Stationery and Flowerama; however, technology and development expense as a percentage of net revenue decreased 10 basis points during fiscal 2012, reflecting the Company's ability to leverage its technology platform.

        During the fiscal year ended July 3, 2011, technology and development expense increased by 14.2% over the prior year, as a result of increased labor costs required to support and implement new website improvements, as well as from higher performance based incentive compensation expense in comparison to the prior year, partially offset by reductions in the cost of hosting the Company's technology platforms, as a result of footprint reductions and sourcing savings.

        During the fiscal years ended July 1, 2012, July 3, 2011, and June 27, 2010 the Company expended $32.8 million, $32.4 million, and $29.1 million, respectively, on technology and development, of which $12.3 million, $12.2 million, and $11.4 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
	(dollars in thousands)
General and administrative	$51,972	5.3%	$49,360	1.0%	$48,866
Percentage of sales	7.3%		7.3%		7.5%

        General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

        General and administrative expense increased by 5.3% during the fiscal year ended July 1, 2012, over the prior year period, due to: (i) incremental costs associated with the acquisitions of Mrs. Beasley's, Fine Stationery and Flowerama, (ii) annual compensation rate increases, and (iii) an increase in expenses associated with franchise expansion plans, partially offset by reductions in bad debt expense.

        During the fiscal year ended July 3, 2011, general and administrative expense increased by 1.0% over the prior year period, but decreased as a percentage of net revenues from 7.5% in fiscal 2010 to 7.3% in fiscal 2011, as a result of reduced health insurance costs due to plan redesign and reductions in legal fees associated with litigation which was settled in the prior year, offset by higher incentive compensation expense due to improved financial performance.

Depreciation and Amortization

	Years Ended
	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
	(dollars in thousands)
Depreciation and amortization	$19,576	(3.4)%	$20,271	(0.1)%	$20,287
Percentage of sales	2.7%		3.0%		3.1%

        Depreciation and amortization expense decreased by 3.4% and 0.1% during the fiscal years ended July 1, 2012 and July 3, 2011, respectively, over the prior year periods, a result of the Company's efforts over the last three years to reduce capital expenditures, as the Company continues to leverage its technology platform.

Gain on Sale of Stores

        On November 21, 2011, the Company and GB Chocolates LLC (GB Chocolates) entered into an agreement whereby the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million. Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014. The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement. The Company has deferred the recognition of the $0.9 million area development fee associated with the 45 store area development agreement, and will recognize such fees in income on a pro-rata basis, when the conditions for revenue recognition under the area development agreement are met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.

Interest Expense, net

	Years Ended
	July 1, 2012	% Change	July 3, 2011	% Change	June 27, 2010
	(dollars in thousands)
Interest expense, net	$(2,312)	43.3%	$(4,077)	29.1%	$(5,752)

        Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company's long-term debt and revolving line of credit, net of income earned on the Company's available cash balances.

        Net borrowing costs decreased during the fiscal years ended July 1, 2012 and July 3, 2011, in comparison to the respective prior years, due to paydowns of amounts outstanding under the Company's term loans, as well as reduced borrowing rates. Additionally, the decrease in fiscal 2011 reflects the impact of the Company's write-off of $0.3 million in deferred financing cost during the fourth quarter of fiscal 2010, as a result of the amending the Company's credit facility.

Income Taxes

        During the fiscal years ended July 1, 2012, July 3, 2011 and June 27, 2010, the Company recorded income tax expense of $7.8 million, $3.5 million and $0.2 million, respectively, resulting in an effective tax rate of 37.2%, 38.9% and 18.9%, respectively. The Company's effective tax rate for the fiscal years ended July 1, 2012 and June 27, 2010, differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, non-deductible stock-based compensation, and goodwill amortization, partially offset by various tax credits. The Company's effective tax rate for the fiscal year ended July 3, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes and non-deductible stock-based compensation, partially offset by tax settlements and various tax credits.

        At July 1, 2012, the Company's federal net operating loss carryforwards were approximately $3.3 million, which, if not utilized, will begin to expire in fiscal year 2025.

Discontinued Operations

        On September 6, 2011, the Company, through the Winetasting Network subsidiary, completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories, and on January 25, 2010, completed the sale of this business. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment and its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets category, as discontinued operations for all periods presented.

        Results for discontinued operations are as follows:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(dollars in thousands)
Net revenues from discontinued operations	$2,003	$18,184	$102,192
Gross profit from discontinued operations	$405	$3,641	$43,960
Income (loss) from discontinued operations, net of tax	$(22)	$202	$2,096
Gain (losses) on sale of discontinued operations, net of tax	$4,542	—	$(5,062)
Income (loss) from discontinued operations	$4,520	$202	$(2,966)

        The Company's wine fulfillment services business derived its revenue from the warehousing and fulfillment of wine and wine related products, primarily on behalf of California wineries. The Home & Children's Gifts category included revenue from the sale of home decor and children's gifts.

        On September 6, 2011, the Company completed the sale of certain assets of its non-strategic WinetastingNetwork wine fulfillment services business for $12.0 million, in order to focus on its core Direct-to-Consumer wine business, recognizing a gain on the sale of $4.5 million, net of taxes. On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children's Gifts business. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital (net proceeds amounted to $10.5 million). Based upon the carrying value of the assets held for sale, the Company recorded a loss of $5.1 million, net of tax during the fiscal year ended June 27, 2010.

Quarterly Results of Operations

        The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2012 and 2011. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jul. 1, 2012	Apr. 1, 2012	Jan. 1, 2012	Oct. 2, 2011	Jul. 3, 2011	Mar. 27, 2011	Dec. 26, 2010	Sep. 26, 2010
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$139,095	$132,190	$165,130	$78,790	$142,060	$117,506	$154,599	$71,213
Other	40,462	47,469	74,715	38,406	40,093	41,333	74,274	30,527

Total net revenues	179,557	179,659	239,845	117,196	182,153	158,839	228,873	101,740
Cost of revenues	105,525	106,620	139,519	70,634	108,920	95,728	131,779	58,734

Gross profit	74,032	73,039	100,326	46,562	73,233	63,111	97,094	43,006
Operating expenses:
Marketing and sales	48,612	48,598	53,020	32,282	49,915	43,513	50,476	29,627
Technology and development	5,227	5,646	4,854	4,752	5,529	5,119	4,721	4,799
General and administrative	12,915	13,766	12,932	12,359	12,807	12,659	12,443	11,451
Depreciation and amortization	4,871	4,874	4,929	4,902	4,999	5,069	5,189	5,014

Total operating expenses	71,625	72,884	75,735	54,295	73,250	66,360	72,829	50,891
Gain on sale of stores	—	—	3,789	—	—	—	—	—

Operating income (loss)	2,407	155	28,380	(7,733)	(17)	(3,249)	24,265	(7,885)
Interest expense, net	(322)	(319)	(849)	(822)	(756)	(854)	(1,306)	(1,161)

Income (loss) from continuing operations before income taxes	2,085	(164)	27,531	(8,555)	(773)	(4,103)	22,959	(9,046)
Income tax expense (benefit)	453	(215)	10,955	(3,422)	(413)	(1,859)	9,887	(4,098)

Income (loss) from continuing operations	1,632	51	16,576	(5,133)	(360)	(2,244)	13,072	(4,948)
Income (loss) from discontinued operations, net of tax	—	—	63	(85)	352	(432)	458	(176)
Gain (loss) on sale of discontinued operations, net of tax	200	(136)	—	4,478	—	—	—	—

Income (loss) from discontinued operations	200	(136)	63	4,393	352	(432)	458	(176)

Net income (loss)	$1,832	$(85)	$16,639	$(740)	$(8)	$(2,676)	$13,530	$(5,124)

Basic net income (loss) per common share:
From continuing operations	$0.03	$0.00	$0.26	$(0.08)	$(0.01)	$(0.04)	$0.20	$(0.08)
From discontinued operations	—	—	—	0.07	0.01	(0.01)	0.01	0.00

Net income (loss) per common share	$0.03	$0.00	$0.26	$(0.01)	$0.00	$(0.04)	$0.21	$(0.08)

Diluted net income (loss) per common share:
From continuing operations	$0.02	$0.00	$0.25	$(0.08)	$(0.01)	$(0.04)	$0.20	$(0.08)
From discontinued operations	—	—	—	0.07	0.01	(0.01)	0.01	0.00

Net income (loss) per common share	$0.03	$0.00	$0.25	$(0.01)	$0.00	$(0.04)	$0.21	$(0.08)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,741	64,988	64,841	64,218	64,135	63,999	63,966	63,894

Diluted	66,381	66,299	66,050	64,218	64,135	63,999	64,801	63,894

        The Company's quarterly results may experience seasonal fluctuations. Due to the Company's expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, generates the highest proportion of the Company's annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day and Administrative Professionals Week, revenues also rise during the Company's fiscal fourth quarter. The Easter Holiday was in the Company's fourth quarter during fiscal 2011 and 2012, but will fall in the third quarter of fiscal 2013.

Liquidity and Capital Resources

        At July 1, 2012, the Company had working capital of $29.7 million, including cash and equivalents of $28.9 million, compared to working capital of $17.3 million, including cash and equivalents of $21.4 million, at July 3, 2011.

        Net cash provided by operating activities of $40.2 million for the fiscal year ended July 1, 2012 was primarily related to net income, adjusted for the gain on the sale of the Company's wine fulfillment services business in September 2011, non-cash charges for depreciation and amortization, deferred income taxes, and stock-based compensation, offset in part by increases in working capital, including inventory, accounts receivable and prepaid expenses due to expanded wholesale activities.

        Net cash used in investing activities of $12.9 million for the fiscal year ended July 1, 2012 was primarily attributable to the Company's equity investment in Flores Online, Ltda., a Brazilian based e-commerce consumer floral retailer, the acquisition of Flowerama in August 2011, and capital expenditures, primarily related to the Company's technology infrastructure, offset in part by the proceeds from the sale of the Company's wine fulfillment services business in September 2011.

        Net cash used in financing activities of $19.9 million for the fiscal year ended July 1, 2012 was primarily due to the repayment of bank borrowings on outstanding term-loan debt and long-term capital lease obligations, as well as the acquisition of $3.3 million of treasury stock under the Company's stock repurchase plan. There were no borrowings outstanding under the Company's revolving credit facility as of July 1, 2012.

        On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million.

        On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the "2010 Credit Facility"). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children's Gifts segment in January 2010, and thereby reducing the Company's outstanding term loan under the facility to $60 million upon closing. The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating principal payments at the rate of 20% in year one, 25% in years two and three and 30% in year four.

        In addition, the 2010 Credit Facility extended the Company's revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million.

        Outstanding amounts under the 2010 Credit Facility will bear interest at the Company's option of either: (i) LIBOR plus a defined margin, or (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company's leverage ratio.

        As a result of the modifications of its credit facilities, during the year ended June 27, 2010, the Company wrote-off deferred financing costs in the amount of $0.3 million.

        The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

        In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matured on July 25, 2012.

        During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both came due in April 2012, ranged from 2.99% to 7.48%. Both of the lines of credit are currently closed.

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

        On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan, which when added to the $8.7 million remaining on its earlier authorization, increased the amount available to repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 1, 2012, $8.5 million remains authorized but unused.

        Under this program, as of July 1, 2012, the Company had repurchased 3,703,626, shares of common stock for $17.8 million, of which $3.3 million (1,133,913 shares), $0.5 million (168,207 shares), and $0.9 million (342,821 shares) were repurchased during the fiscal years ending July 1, 2012, July 3, 2011 and June, 27, 2010, respectively.

        At July 1, 2012, the Company's contractual obligations from continuing operations consist of:

	Payments due by period
	(dollars in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Long-term debt, including interest	$30,933	$17,059	$13,874	$—	$—
Capital lease obligations, including interest	6	6	—	—	—
Operating lease obligations	57,562	12,463	18,810	12,999	13,290
Sublease obligations	4,534	1,972	1,892	670	—
Purchase commitments(*)	46,679	46,679	—	—	—

Total	$139,714	$78,179	$34,576	$13,669	$13,290

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

        Initial franchise fees are recognized in income when the Company has substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable. Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual area development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise store or upon termination of the agreement between the Company and the franchisee.

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

Income Taxes

        The Company has established deferred tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company has recognized as a deferred tax asset the tax benefits associated with losses related to operations, which are expected to result in a future tax benefit. Realization of this deferred tax asset assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

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

Newly Adopted Accounting Pronouncements

        In the first quarter of fiscal 2012, the Company adopted new accounting guidance included in Accounting Standards Update ("ASU") No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under Accounting Standards Codification ("ASC") Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In the third quarter of fiscal 2012, the Company adopted new accounting guidance included in ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this standard generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its consolidated financial statements.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08 "Testing Goodwill for Impairment" (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning with the first quarter of the Company's fiscal year ending on June 30, 2013 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company's consolidated financial position or results of operations.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of July 1, 2012, the Company's outstanding debt, including current maturities, approximated $29.3 million.

        The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

        In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matured on July 25, 2012. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on this swap is included as a component of accumulated other comprehensive loss.

        Exclusive of the impact of the Company's interest rate swap agreement, each 50 basis point change in interest rates would have had a corresponding effect on our interest expense of approximately $0.2 million on an annual basis.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of July 1, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that the Company's disclosure controls and procedures were not effective as of July 1, 2012, because of the identification of the material weaknesses in internal control over financial reporting as described below.

        In light of the material weaknesses in internal control described below, the Company performed additional procedures to ensure that the consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). As a result of the additional procedures and related adjustments management has concluded that the consolidated financial statements for the periods included in this Annual Report are fairly stated, in all material respects, in accordance with U.S. GAAP.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effectuated by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made in accordance with authorization of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of July 1, 2012 as a result of a material weakness in the accounting and disclosure for deferred income taxes as described below.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified as of July 1, 2012.

        As of July 1, 2012, the Company did not maintain effective controls over financial reporting for deferred income taxes. Specifically, our processes and procedures did not provide for adequate and timely identification of deferred tax liabilities on non-amortizable intangibles arising from historical acquisitions prior to fiscal 2007. These errors in purchase price allocation subsequently impacted the goodwill impairment charges recorded by the Company in fiscal 2009. In connection with this review, the Company also identified an issue related to the treatment of deferred tax liabilities on basis differences related to fixed assets which were recorded in error during fiscal years 2009 and prior.

        As a result of the material weakness in our internal control over financial reporting described above, management concluded that, as of July 1, 2012, its internal control over financial reporting was not effective.

        The Company's independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of the Company's internal control over financial reporting as of July 1, 2012. Ernst & Young LLP's report on the effectiveness of the Company's internal control over financial reporting as of July 1, 2012 is set forth below.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

        Subsequent to year-end, the Company believes that it has implemented enhanced internal control procedures to address the material weakness discussed above. In response to the identified material weakness in deferred income taxes, management, with oversight from the Company's Audit Committee, has dedicated significant in-house and external resources to implement enhancements to the Company's internal control over financial reporting so as to remediate the material weakness described above. These ongoing efforts are focused on: (i) expanding our organizational capabilities to improve our monitoring and governance processes over deferred income taxes, (ii) implementing process improvements to strengthen our internal control and monitoring activities over deferred taxes, and (iii) adding resources to the review and oversight process.

Changes in Internal Control over Financial Reporting

        The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, identified no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the Company's) internal control over financial reporting as of July 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's process for deferred income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 1, 2012 and July 3, 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 1, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements and this report does not affect our report dated September 14, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, 1-800-FLOWERS.COM, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of July 1, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Jericho, New York
September 14, 2012

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information to be set forth in the Proxy Statement for the 2012 annual meeting of stockholders is incorporated herein by reference.

        The Company maintains a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees on the Investor Relations—Corporate Governance tab of the Company's website at www.1800flowers.com. Any amendment or waiver to the Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K to the extent required by applicable law or the regulations of any exchange applicable to the Company. A copy of the Code of Business Conduct and Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, New York 11514.

Item 11.    EXECUTIVE COMPENSATION

        The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:

(a) (2) Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	S-1

        All other information and financial statement schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Index to Exhibits

        Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.10, 10.11, 10.13, 10.14, 10.15 10.16 and 10.17 are management contracts or compensatory plans or arrangements.

Exhibit	Description
*3.1	Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amended and Restated By-laws. (Registration Statement on Form S-1 (No 333-78985) filed on May 21, 1999, Exhibit 3.3)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
*4.2	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
*10.3	1997 Stock Option Plan, as amended. (Registration Statement on Form S-1 (No. 333-78985) filed on May 21, 1999, Exhibit 10.10)

Exhibit	Description
*10.4	1999 Stock Incentive Plan. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 27, 1999, Exhibit 10.18)
*10.5	Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.19)
*10.6	Amendment dated December 3, 2008 to Employment Agreement between James F. McCann and 1-800-FLOWERS.COM, Inc. (Quarterly Report on Form 10-Q filed on February 6, 2009, Exhibit 10.1)
*10.7	Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.20)
*10.8	Amendment dated December 3, 2008 to Employment Agreement between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Quarterly Report on Form 10-Q filed on February 6, 2009, Exhibit 10.2)
*10.9	(Reserved)
*10.10	Section 16 Executive Officer's Bonus Plan (as amended and restated as of October 22, 2009) (Definitive Proxy filed on October 23, 2009 (No. 000-26841), Annex B)
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

Exhibit	Description
*10.19	2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009 and amended as of October 28, 2011) (Definitive Proxy filed on October 31, 2011 (No 111168049, Annex A))
*10.20	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012. Exhibit 10.20)
*10.21	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012. Exhibit 10.21)
*10.22	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012. Exhibit 10.22)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2012	1-800-FLOWERS.COM, Inc.
	By:	/s/ JAMES F. MCCANN James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 14, 2012	By:	/s/ JAMES F. MCCANN James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)
Dated: September 14, 2012	By:	/s/ WILLIAM E. SHEA William E. Shea Senior Vice President Finance and Administration (Principal Financial and Accounting Officer)
Dated: September 14, 2012	By:	/s/ CHRISTOPHER G. MCCANN Christopher G. McCann Director, President
Dated: September 14, 2012	By:	/s/ GERALYN R. BREIG Geralyn R. Breig Director
Dated: September 14, 2012	By:	/s/ LAWRENCE CALCANO. Lawrence Calcano Director

Dated: September 14, 2012	By:	/s/ JAMES A. CANNAVINO James A. Cannavino Director
Dated: September 14, 2012	By:	/s/ JOHN J. CONEFRY, JR. John J. Conefry, Jr. Director
Dated: September 14, 2012	By:	/s/ EUGENE R. DEMARK Eugene R. DeMark Director
Dated: September 14, 2012	By:	/s/ LEONARD J. ELMORE Leonard J. Elmore Director
Dated: September 14, 2012	By:	/s/ LARRY ZARIN Larry Zarin Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the Company) as of July 1, 2012 and July 3, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 1, 2012 and July 3, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and Subsidiaries' internal control over financial reporting as of July 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
September 14, 2012

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	July 1, 2012	July 3, 2011
Assets
Current assets:
Cash and equivalents	$28,854	$21,442
Receivables, net	14,968	11,916
Inventories	55,744	51,185
Deferred tax assets	4,993	4,945
Prepaid and other	11,082	8,631
Current assets of discontinued operations	100	3,506

Total current assets	115,741	101,625
Property, plant and equipment, net	48,669	49,908
Goodwill	47,901	45,972
Other intangibles, net	41,838	41,748
Deferred tax assets	2,824	11,880
Other assets	7,875	5,204
Non-current assets of discontinued operations	—	2,738

Total assets	$264,848	$259,075

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,619	$24,186
Accrued expenses	52,535	42,692
Current maturities of long-term debt and obligations under capital leases	15,756	16,488
Current liabilities of discontinued operations	110	956

Total current liabilities	86,020	84,322
Long-term debt and obligations under capital leases	13,500	29,250
Other liabilities	3,580	2,883
Non-current liabilities of discontinued operations	—	109

Total liabilities	103,100	116,564
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized, 34,465,207 and 32,987,313 shares issued in 2012 and 2011, respectively	344	330
Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,138,465 shares issued in 2012 and 2011	421	421
Accumulated other comprehensive loss	(17)	(158)
Additional paid-in capital	293,814	289,101
Retained deficit	(96,258)	(113,904)
Treasury stock, at cost, 6,767,166 and 5,633,253 Class A shares in 2012 and 2011, respectively, and 5,280,000 Class B shares in 2012 and 2011	(36,556)	(33,279)

Total stockholders' equity	161,748	142,511

Total liabilities and stockholders' equity	$264,848	$259,075

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended
	July 1, 2012	July 3, 2011	June 27, 2010
Net revenues	$716,257	$671,605	$653,370
Cost of revenues	422,298	395,161	390,623

Gross profit	293,959	276,444	262,747
Operating expenses:
Marketing and sales	182,512	173,531	171,231
Technology and development	20,479	20,168	17,666
General and administrative	51,972	49,360	48,866
Depreciation and amortization	19,576	20,271	20,287

Total operating expenses	274,539	263,330	258,050
Gain on sale of stores	3,789	—	—

Operating income	23,209	13,114	4,697
Interest expense, net	(2,312)	(4,077)	(5,752)

Income (loss) from continuing operations before income taxes	20,897	9,037	(1,055)
Income tax expense from continuing operations	7,771	3,517	199

Income (loss) from continuing operations	13,126	5,520	(1,254)
Income (loss) from discontinued operations, net of tax	(22)	202	2,096
Gain (loss) on sale of discontinued operations, net of tax	4,542	—	(5,062)

Income (loss) from discontinued operations	4,520	202	(2,966)

Net income (loss)	$17,646	$5,722	$(4,220)

Basic net income (loss) per common share:
From continuing operations	$0.20	$0.09	$(0.02)
From discontinued operations	0.07	0.00	(0.05)

Basic net income (loss) per common share	$0.27	$0.09	$(0.07)
Diluted net income (loss) per common share:
From continuing operations	$0.20	$0.08	$(0.02)
From discontinued operations	0.07	0.00	(0.05)

Diluted net income (loss) per common share	$0.27	$0.09	$(0.07)
Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,697	64,001	63,635

Diluted	66,239	65,153	63,635

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended July 1, 2012, July 3, 2011 and June 27, 2010

(in thousands, except share data)

	Common Stock
	Class A		Class B				Accumulated Other Comprehensive Loss	Treasury Stock
					Additional Paid-in Capital	Retained Deficit				Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at June 28, 2009	31,730,404	$317	42,138,465	$421	$281,247	$(115,406)	—	10,402,225	$(31,946)	$134,633
Net loss	—	—	—	—	—	(4,220)	—	—	—	(4,220)
Change in value of cash flow hedge							(334)			(334)

Comprehensive income										(4,554)
Stock-based compensation	761,862	8			4,635					4,643
Excess tax benefit	—	—	—	—	(367)	—	—	—	—	(367)
Acquisition of treasury stock	—	—	—	—	—	—	—	342,821	(879)	(879)

Balance at June 27, 2010	32,492,266	325	42,138,465	421	285,515	(119,626)	(334)	10,745,046	(32,825)	133,476
Net income	—	—	—	—	—	5,722	—	—	—	5,722
Change in value of cash flow hedge	—	—	—	—	—	—	176	—	—	176

Comprehensive income	—	—	—	—	—	—	—	—	—	5,898
Stock-based compensation	495,047	5	—	—	4,005	—	—	—	—	4,010
Excess tax benefit	—	—	—	—	(419)	—	—	—	—	(419)
Acquisition of treasury stock	—	—	—	—	—	—	—	168,207	(454)	(454)

Balance at July 3, 2011	32,987,313	330	42,138,465	421	289,101	(113,904)	(158)	10,913,253	(33,279)	142,511
Net income	—	—	—	—	—	17,646	—	—	—	17,646
Change in value of cash flow hedge	—	—	—	—	—	—	141	—	—	141

Comprehensive Income	—	—	—	—	—	—	—	—	—	17,787
Stock-based compensation	1,477,894	14	—	—	4,836	—	—	—	—	4,850
Excess tax benefit	—	—	—	—	(123)	—	—	—	—	(123)
Acquisition of treasury stock	—	—	—	—	—	—	—	1,133,913	(3,277)	(3,277)

Balance at July 1, 2012	34,465,207	$344	42,138,465	$421	$293,814	$(96,258)	$(17)	12,047,166	$(36,556)	$161,748

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	July 1, 2012	July 3, 2011	June 27, 2010
Operating activities:
Net income (loss)	$17,646	$5,722	$(4,220)
Reconciliation of net income (loss) to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	1,881	(814)	9,666
(Gain)/loss on sale of discontinued operations	(8,683)	—	6,035
Depreciation and amortization	19,576	20,271	20,287
Amortization of deferred financing costs	457	474	763
Deferred income taxes	7,790	2,262	(127)
Bad debt expense	879	1,537	1,738
Stock-based compensation	4,850	3,961	3,883
Excess tax expense from stock-based compensation	123	419	275
Other non-cash items	42	27	77
Changes in operating items, excluding the effects of acquisitions:
Receivables	(3,387)	(1,174)	(4,569)
Inventories	(4,041)	(5,443)	654
Prepaid and other	(2,190)	(1,868)	(1,082)
Accounts payable and accrued expenses	2,656	6,334	6,405
Other assets	1,629	(748)	(124)
Other liabilities	947	(235)	368

Net cash provided by operating activities	40,175	30,725	40,029
Investing activities:
Acquisitions, net of cash acquired	(4,336)	(4,310)	—
Proceeds from sale of business	12,823	—	10,468
Capital expenditures	(17,304)	(16,890)	(14,844)
Purchase of investments	(3,945)	(268)	(2,192)
Other, net	(119)	100	325
Investing activities of discontinued operations	—	(127)	(275)

Net cash used in investing activities	(12,881)	(21,495)	(6,518)
Financing activities:
Acquisition of treasury stock	(3,277)	(454)	(879)
Proceeds from exercise of employee stock options	—	49	—
Excess tax expense from stock based compensation	(123)	(419)	(367)
Proceeds from bank borrowings	56,000	40,000	49,000
Repayment of bank borrowings	(71,000)	(52,750)	(79,352)
Debt issuance cost	—	(17)	(1,637)
Repayment of capital lease obligations	(1,482)	(2,040)	(1,995)

Net cash used in financing activities	(19,882)	(15,631)	(35,230)

Net change in cash and equivalents	7,412	(6,401)	(1,719)
Cash and equivalents:
Beginning of year	21,442	27,843	29,562

End of year	$28,854	$21,442	$27,843

Supplemental Cash Flow Information:

  •
  Interest paid amounted to $2.7 million, $4.2 million, and $5.4 million for the years ended July 1, 2012, July 3, 2011 and June 27, 2010, respectively.

  •
  The Company paid income taxes of approximately $5.0 million, $1.4 million and $1.4 million, net of tax refunds received, for the years ended July 1, 2012, July 3, 2011 and June 27, 2010, respectively.

See accompanying notes.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

        For more than 35 years, 1-800-FLOWERS.COM, Inc. has been providing customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, 100 percent satisfaction is guaranteed. The Company's BloomNet® international floral wire service provides a broad range of quality products and value-added services designed to help professional florists to grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory®; cookies and baked gifts from Cheryl's®; premium chocolates and confections from Fannie May® Confections Brands; gift baskets and towers from 1-800-BASKETS.COM®; and wine gifts from The Winetasting NetworkSM. The Company's Celebrations® brand is a new premier online destination for fabulous party ideas and planning tips.

Note 2. Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        On September 6, 2011, the Company, through the Winetasting Network subsidiary, completed the sale of certain assets of its wine fulfillment services business. During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets categories. On January 25, 2010, the Company completed the sale of this business. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment as discontinued operations for fiscal 2010, and its wine fulfillment services business as discontinued operations for all periods presented. Refer to Note 16. Discontinued Operations, for further discussion.

Revision to Previously Reported Financial Information

        The Company revised its previously reported consolidated balance sheet at July 3, 2011, and the opening shareholders' equity balance as of June 28, 2009, presented herein, in order to correct certain previously reported amounts. The Company believes this prior period adjustment is qualitatively and quantitatively immaterial to the respective balances adjusted and had no impact on the 2012, 2011 or 2010 statements of operations or cash flows. The Company concluded that the amounts, if corrected in fiscal 2012, would have been material to the consolidated financial statements as of and for the year ended July 1, 2012.

        During the first quarter of fiscal 2013, prior to announcing the Company's financial results for its fiscal 2012 fourth quarter and year ended July 1, 2012, certain errors primarily related to the accounting for deferred tax liabilities on non-amortizable intangibles, including goodwill, arising from historical acquisitions prior to fiscal 2007 were identified. These errors in the deferred tax accounts subsequently impacted the goodwill impairment charge recorded by the Company in fiscal 2009. The Company also identified an issue related to the treatment of deferred tax liabilities on basis differences related to fixed assets which were recorded in error during fiscal years 2009 and prior.

        The review resulted in a decrease to net loss, and thus, a decrease in the Company's retained deficit of approximately $0.8 million on the June 28, 2009 Consolidated Statements of Stockholders'

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

Equity, with a corresponding adjustment to increase goodwill by approximately $6.6 million and increase deferred tax liabilities by approximately $5.8 million.

        The following table sets forth the correction to each of the individual affected line items in the consolidated balance sheets of July 3, 2011, and the stockholders' equity section of the consolidated balance sheet as of June 28, 2009. "As Presented Herein" amounts presented below reflect the impact of these revisions, as well as the reclassification of the Company's wine fulfillment services business as a discontinued operation (see Note 16. Discontinued Operations).

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

Balance sheet data for 2011:

	As of July 3, 2011
	As Previously Reported	Reclassifications/ Discontinued Operations	Correction	As Presented Herein
Assets
Current Assets:
Cash and equivalents	$21,442	$—	$—	$21,442
Receivables, net	15,278	(3,362)	—	11,916
Inventories	51,314	(129)	—	51,185
Deferred tax assets	5,416	(471)	—	4,945
Prepaid and other	7,375	1,256	—	8,631
Current assets of discontinued operations	—	3,506	—	3,506

Total current assets	100,825	800	—	101,625
Property, plant and equipment, net	50,354	(446)	—	49,908
Goodwill	41,547	(2,199)	6,624	45,972
Other intangibles, net	41,808	(60)	—	41,748
Deferred tax assets	17,181	473	(5,774)	11,880
Other assets	5,236	(32)	—	5,204
Non-current assets of discontinued operations	—	2,738	—	2,738

Total assets	$256,951	$1,274	$850	$259,075

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$66,559	$319	$—	$66,878
Current maturities of long-term debt and obligations under capital leases	16,488	—	—	16,488
Current liabilities of discontinued operations	—	956	—	956

Total current liabilities	83,047	1,275	—	84,322
Long-term debt and obligations under capital leases	29,250	—	—	29,250
Other liabilities	2,993	(110)	—	2,883
Non-current liabilities of discontinued operations	—	109	—	109

Total liabilities	115,290	1,274	—	116,564
Total stockholders' equity	141,661	—	850	142,511

Total liabilities and stockholders' equity	$256,951	$1,274	$850	$259,075

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

Shareholder's equity data for 2009:

	As of June 28, 2009
	As Previously Reported	Reclassifications/ Discontinued Operations	Correction	As Presented Herein
Retained deficit	$(116,256)	$—	$850	$(115,406)
Total stockholders' equity	$133,783	$—	$850	$134,633

        Financial information included in the accompanying financial statements and the notes thereto reflect the effects of the corrections described in the preceding discussion and table where applicable.

Fiscal Year

        The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2012 and 2010 consisted of 52 weeks which ended on July 1, 2012 and June 27, 2010, respectively, whereas fiscal year 2011 consisted of 53 weeks, which ended on July 3, 2011.

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

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets' estimated useful lives using the straight-line method. Amortization of leasehold improvements and capital leases are calculated using the straight-line method over the initial lease terms, or estimated useful lives of the improvements. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively. Long-lived assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

straight-line basis over the estimated useful life of the software. The Company's property plant and equipment is depreciated using the following estimated lives:

Buildings	40 years
Leasehold Improvements	3 - 10 years
Furniture, Fixtures and Equipment	3 - 10 years
Software	3 - 5 years

Goodwill

        Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company tests goodwill for impairment annually during the fourth quarter, and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist, such as (i) a significant adverse change in legal factors or in business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likelythan-not sale or disposal of all or a significant portion of a reporting unit, (vi) the testing for recoverability of a significant asset group within a reporting unit, or (vii) the recognition of a goodwill impairment loss of a subsidiary that is a component of the reporting unit.

        Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

        The company generally estimates the fair value of a reporting unit using a discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for areasonable control premium.

Other Intangibles, net

        Amortization of definite-lived intangible assets is computed on the straight-line method over the estimated useful lives of the assets, while indefinite-lived intangible assets are not amortized. Identifiable intangible assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. The company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually during the fourth quarter. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test in its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value.

        The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years.

Deferred Catalog Costs

        The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $0.3 and $0.4 million at July 1, 2012 and July 3, 2011, relating to prepaid catalog expenses.

Investments

        Investments are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an owenership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. The Company records these investments initially at cost, and adjusts the carrying amount to reflect the Company's share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that the Company accounted for under the equity method of accounting was $3.6 million as of July 1, 2012 and $0.0 million as of July 3, 2011. This amount is comprised of the Company's 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made an investment in on May 31, 2012, and is included in Other assets within the Consolidated Balance Sheet. Operating results of Flores Online for the period subsequent to investment through July 1, 2012 were immaterial.

        All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence, are accounted for under the cost method as they are privately held. Cost method investments are originally recorded at cost, and are included within Other Assets in the Company's Consolidated Balance Sheets. The aggregate carrying amount of the Company's cost method investments was $1.7 million as of July 1, 2012 and $0.2 million as of July 3, 2011. In addition, the Company had notes receivable from a company it maintains an investment in of $0.9 million as of July 1, 2012 and $1.1 million as of July 3, 2011.

        The Company holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan ("NQDC Plan") whose fair values can be readily determined.

        Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment.

Fair Values of Financial Instruments

        The recorded amounts of the Company's cash and equivalents, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

items. The fair value of the Company's long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at July 1, 2012 and July 3, 2011.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, investments and accounts receivable. The Company maintains cash and equivalents and investments (money markets) with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.4 million and $2.5 million at July 1, 2012 and July 3, 2011, respectively) have been recorded based upon previous experience and management's evaluation.

Revenue Recognition

        Net revenues are generated by E-commerce operations from the Company's online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, net of discounts, returns and credits. Net revenues are recognized upon product shipment and do not include sales tax. Shipping terms are primarily FOB shipping point. Net revenues generated by the Company's BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists. Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms primarily FOB shipping point.

        Initial franchise fees are recognized in income when the Company has substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable. Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual area development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise store or upon termination of the agreement between the Company and the franchisee.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

included in cost of revenues), and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

        The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $75.4 million, $67.9 million and $70.4 million for the years ended July 1, 2012, July 3, 2011 and June 27, 2010, respectively.

Technology and Development

        Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its web sites, including hosting, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software's useful life, typically three to five years. Costs associated with repair maintenance or the development of web site content are expensed as incurred as the useful lives of such software modifications are less than one year.

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

Income Taxes

        The Company uses the asset and liability method to account for income taxes. The Company has established deferred tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company has recognized as a deferred tax asset the tax benefits associated with losses related to operations, which are expected to result in a future tax benefit. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

        The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits ("UTBs") is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense. Assumptions, judgment and the use of estimates are required in determining if the "more likely than not" standard has been met when developing the provision for income taxes.

Net Income (Loss) Per Share

        Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting primarily of employee stock options and unvested restricted stock awards) outstanding during the period. Diluted net loss per share excludes the effect of potential common shares (consisting primarily of employee stock options and unvested restricted stock awards) that would be antidilutive.

Newly Adopted Accounting Pronouncements

        In the first quarter of fiscal 2012, the Company adopted new accounting guidance included in Accounting Standards Update ("ASU") No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under Accounting Standards Codification ("ASC") Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In the third quarter of fiscal 2012, the Company adopted new accounting guidance included in ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this standard generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its consolidated financial statements.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08 "Testing Goodwill for Impairment" (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning with the first quarter of the Company's fiscal year ending on June 30, 2013 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies (Continued)

ASU No. 2011-12 will not have a material impact on the company's consolidated financial position or results of operations.

Reclassifications

        Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 3—Net Income (Loss) Per Common Share from Continuing Operations

        The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing operations:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$13,126	$5,520	$(1,254)

Denominator:
Weighted average shares outstanding	64,697	64,001	63,635
Effect of dilutive securities:
Employee stock options(1)	40	16	—
Employee restricted stock awards	1,502	1,136	—

	1,542	1,152	—

Adjusted weighted-average shares and assumed conversions	66,239	65,153	63,635

Net income (loss) per common share from continuing operations:
Basic	$0.20	$0.09	$(0.02)

Diluted	$0.20	$0.08	$(0.02)

Note (1):    The effect of options to purchase 5.5 million, 7.0 million and 8.1 million shares for the years ended July 1, 2012, July 3, 2011, and June 27, 2010, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 4. Acquisitions and dispositions

        The Company accounts for business combinations in accordance with ASC Topic 805 which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Acquisitions and dispositions (Continued)

recognized in the consolidated results of operations. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. Operating results of the acquired entity is reflected in the Company's consolidated financial statements from date of acquisition.

Sale and franchise of Fannie May retail stores

        On November 21, 2011, the Company and GB Chocolates LLC (GB Chocolates) entered into an agreement whereby, the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million. Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014. The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement. The Company has deferred the $0.9 million area development fee associated with the 45 store area development agreement, and will recognize such fees in income on a pro-rata basis, when the conditions for revenue recognition under the area development agreement is met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved. The fair value is impacted by estimates around the possibility of GB Chocolates opening 45 stores, discounted for present value, and the risk associated with counterparty payment. Changes in these assumptions could result in an increase or decrease in fair value which would impact the income statement. There were no significant changes in these estimates during 2012.

Acquisition of Flowerama

        On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark, with annual revenue of approximately $6.1 million and annual operating income of $0.1 million in its most recent year end prior to acquisition. The purchase price, which included the acquisition of receivables, inventory, eight retail store locations and certain other assets and related liabilities, was approximately $4.3 million. Of the acquired intangible assets, $2.1 million was assigned to amortizable investment in licenses, which is being amortized over the estimated useful life of 20 years, based upon the estimated remaining life of the franchise agreements. Approximately $2.4 million of purchase price was assigned to goodwill which is not deductible for tax purposes. The acquisition was financed utilizing available cash balances. Since the date of acquisition, Flowerama's net revenues and income before income taxes

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Acquisitions and dispositions (Continued)

of $5.9 million and $0.5 million, respectively, were included in the Company's Consolidated Statement of Operations for the fiscal year ended July 1, 2012.

Acquisition of FineStationery

        On May 10, 2011, the Company acquired selected assets of FineStationery Solutions, Inc. (Fine Stationery), a retailer of personalized stationery, invitations and announcements, with annual revenue of approximately $10.1 million in its most recent year end prior to acquisition. The purchase price, which included the acquisition of inventory, production equipment and certain other assets, was approximately $3.3 million, including cash consideration of $2.8 million, plus additional consideration of $0.5 million based upon achieving specified operating results during fiscal 2012 through 2014, which is included in other liabilities in the Company's consolidated balance sheet. Of the $1.2 million of acquired intangible assets, $1.1 million was assigned to trademarks that are not subject to amortization, while the remaining acquired intangibles of $0.1 million were allocated to customer related intangibles which are being amortized over the estimated useful life of 3 years. In addition, approximately $1.5 million of the purchase price was assigned to goodwill, which is expected to be deductible for tax purposes. The acquisition was financed utilizing available cash balances. Fine Stationery's net revenues and loss before income taxes of $8.3 million and ($1.1) million, respectively, were included in the Company's Consolidated Statement of Operations for the fiscal year ended July 1, 2012. Based upon the financial performance of Fine Stationery during fiscal 2012, the earn-out for fiscal 2012 was not achieved, and the Company reduced its associated earn-out liability by approximately $0.2 million.

Acquisition of Mrs. Beasley's

        On March 9, 2011, the Company acquired selected assets of Mrs. Beasley's Bakery, LLC (Mrs. Beasley's), a baker and marketer of cakes, muffins and gourmet gift baskets for cash consideration of approximately $1.5 million. The acquisition included inventory and certain manufacturing equipment, which was consolidated within the Company's baked goods manufacturing facilities. Approximately $0.6 million of the purchase price was assigned to tradenames that are not subject to amortization, while $0.3 million was assigned to goodwill which is expected to be deductible for tax purposes. The amounts of net revenues and income before income taxes from the Mrs. Beasley's acquisition included in the Company's fiscal 2012 operating results were not significant.

        The Company is in the process of finalizing its allocation of the purchase prices to individual assets acquired and liabilities assumed as a result of the acquisition of Flowerama. This may result in potential adjustments to the carrying value of its respective recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The following table

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Acquisitions and dispositions (Continued)

summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Flowerama, Mrs. Beasley's and Fine Stationery:

	Flowerama Purchase Price Allocation	Fine Stationery Purchase Price Allocation	Mrs. Beasley's Purchase Price Allocation
	(in thousands)
Current assets	$1,090	$360	$353
Intangible assets	2,106	1,184	585
Goodwill	2,440	1,541	308
Property, plant and equipment	76	269	204

Total assets acquired	5,712	3,354	1,450

Current liabilities	620	20	—
Other liabilities assumed	756	—	—

	1,376	20	—

Net assets acquired	$4,336	$3,334	$1,450

Pro forma Results of Continuing Operations

        The following unaudited pro forma results of continuing operations has been prepared as if the acquisitions of Flowerama, Fine Stationery and Mrs. Beasley's had taken place at the beginning of fiscal year 2010. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

	Years Ended
	July 1, 2012 (pro forma)	July 3, 2011 (pro forma)	June 27, 2010 (pro forma)
	(in thousands, except per share data)
Net revenues from continuing operations	$716,730	$689,010	$674,419
Operating income from continuing operations	$23,010	$14,283	$4,707
Net income (loss) from continuing operations	$13,007	$6,388	$(1,066)
Net income (loss) per common share from continuing operations
Basic	$0.20	$0.10	$(0.02)
Diluted	$0.20	$0.10	$(0.02)

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Inventory

        The Company's inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	July 1, 2012	July 3, 2011
	(in thousands)
Finished goods	$26,557	$26,629
Work-in-process	10,466	9,243
Raw materials	18,721	15,313

	$55,744	$51,185

Note 6. Goodwill and Intangible Assets

        The change in the net carrying amount of goodwill is as follows:

	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets(1)	Total
		(in thousands)
Balance at June 27, 2010	$5,728	$—	$39,908	$45,636
Acquisition of Fine Stationery	1,051			1,051
Acquisition of Mrs. Beasley's			308	308
Acquisition related adjustments			(1,023)	(1,023)

Balance at July 3, 2011	$6,779	$—	$39,193	$45,972
Acquisition of Flowerama	2,440			2,440
Acquisition related adjustments	490			490
Sale of Fannie May stores			(1,001)	(1,001)

Balance at July 1, 2012	$9,709	$—	$38,192	$47,901

(1)
The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the GFGB segment.

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination, with the carrying value of the Company's goodwill allocated to its reporting units.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Goodwill and Intangible Assets (Continued)

        The Company's other intangible assets consist of the following:

		July 1, 2012			July 3, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Intangible assets with determinable lives:
Investment in licenses	14 - 16 years	$7,420	$5,401	$2,019	$5,314	$5,314	$—
Customer lists	3 - 10 years	16,019	9,961	6,058	15,804	8,619	7,185
Other	5 - 8 years	2,538	2,173	365	2,538	1,770	768

		25,977	17,535	8,442	23,656	15,703	7,953
Trademarks with indefinite lives		33,396	—	33,396	33,795	—	33,795

Total intangible assets		$59,373	$17,535	$41,838	$57,451	$15,703	$41,748

        Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. There were no impairments of intangible assets during the years ended July 1, 2012, and July 3, 2011.

        The amortization of intangible assets for the years ended July 1, 2012, July 3, 2011 and June 27, 2010 was $1.8 million, $2.3 million, and $3.0 million, respectively. Future estimated amortization expense is as follows: 2013—$1.8 million, 2014—$1.4 million, 2015—$1.3 million, and 2016—$1.2 million, and thereafter—$2.7 million.

Note 7. Property, Plant and Equipment

	July 1, 2012	July 3, 2011
	(in thousands)
Land	$2,907	$2,907
Building and building improvements	9,807	9,807
Leasehold improvements	16,638	16,945
Furniture and fixtures	4,814	4,362
Production equipment	28,582	25,925
Computer equipment	56,939	56,413
Telecommunication equipment	8,196	8,328
Software	106,774	96,132

	234,657	220,819
Accumulated depreciation and amortization	185,988	170,911

	$48,669	$49,908

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Accrued expenses

        Accrued expenses consisted of the following:

	July 1, 2012	July 3, 2011
	(in thousands)
Payroll and employee benefits	$17,086	$19,403
Advertising and marketing	12,813	3,270
Other	22,636	20,019

	$52,535	$42,692

Note 9. Long-Term Debt

	July 1, 2012	July 3, 2011
	(in thousands)
Term loan(1)	$29,250	$44,250
Revolving line of credit(1)	—	—
Obligations under capital leases(2)	6	1,488

	29,256	45,738
Less current maturities of long-term debt obligations under capital leases	15,756	16,488

	$13,500	$29,250

(1)
On April 14, 2009, the Company amended its 2008 Credit Facility with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders (the "Amended 2008 Credit Facility"). The Amended 2008 Credit Facility provided for term loan debt of $92.4 million and a seasonally adjusted revolving credit line ranging from $75.0 to $125.0 million. The Amended 2008 Credit Facility, effective March 28, 2009, also revised certain financial and non-financial covenants.

  On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the "2010 Credit Facility"). The 2010 Credit Facility included a prepayment of approximately $12.1 million, comprised primarily of the proceeds from the sale of the Home & Children's Gifts segment in January 2010, and thereby reducing the Company's outstanding term loan under the facility to $60 million upon closing. The term loan, which matures on March 30, 2014, is payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating principal payments at the rate of 20% in year one, 25% in years two and three and 30% in year four.

  In addition, the 2010 Credit Facility extended the Company's revolving credit line through April 16, 2014, and reduced available borrowings from a seasonally adjusted limit which ranged from $75.0 million to $125.0 million to a seasonally adjusted limit ranging from $40.0 to $75.0 million. The 2010 Credit Facility also revised certain financial and non-financial covenants, including maintenance of certain financial ratios. The obligations

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Long-Term Debt (Continued)

  of the Company and its subsidiaries under the 2010 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

  Outstanding amounts under the 2010 Credit Facility will bear interest at the Company's option of either: (i) LIBOR plus a defined margin, or (ii) the agent bank's prime rate plus a margin. The applicable margins for the Company's term loans and revolving credit facility will range from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company's leverage ratio.

  As a result of the modifications of its credit facilities, during the year ended June 27, 2010, the Company wrote-off deferred financing costs in the amount of $0.3 million.

  The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

  In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matures on July 25, 2012. The Company designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments at inception. The effective portion of the after tax fair value gains or losses on this swap is included as a component of accumulated other comprehensive loss. The ineffective portion, if any, is recorded within interest expense in the consolidated statement of operations.

(2)
During March 2009, the Company obtained a $5.0 million equipment lease line of credit with a bank and a $5.0 million equipment lease line of credit with a vendor. Interest under these lines, which both came due in April 2012, ranged from 2.99% to 7.48%. Both lines of credit are currently closed, however, the Company also has minimal equipment leases directly with certain manufacturing equipment vendors.

        As of July 1, 2012 long-term debt maturities are as follows:

Year	Debt Maturities
(in thousands)
2013	15,750
2014	13,500

$29,250

Note 10. Fair Value Measurements

        On June 29, 2009, the Company adopted the newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company's non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Fair Value Measurements (Continued)

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

        The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of July 1, 2012:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Cash equivalents (money market accounts)	$27,276	$27,276
Trading securities held in a "rabbi trust"(1)	1,143	1,143	—	—
Fair value of non-performance promissory note(2)	205	—	—	$205
Interest rate swap(3)	(7)	—	(7)	—

	$28,617	$28,419	(7)	$205

(1)
Trading securities held in a rabbi trust are included in Other assets-long term in the consolidated balance sheets (Note 13—Employee Retirement Plans). The Company established a Non-qualified Deferred Compensation Plan for certain members of senior management in fiscal 2009 (Employee contributions were not material until fiscal 2012). Deferred compensation is invested in mutual funds held in a "rabbi trust" and are restricted for payment to participants of the NQDC Plan.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Fair Value Measurements (Continued)

(2)
Refer to Note 4. Acquisitions and dispositions—Sale and franchise of Fannie May retail stores. Included in other assets long-term on the consolidated balance sheet

(3)
Included in other long-term liabilities on the consolidated balance sheet.

        The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of July 3, 2011:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Cash equivalents (money market accounts)	$20,775	$20,775
Trading securities held in a "rabbi trust"	281	281
Interest rate swap	(263)	—	(263)	—

	$20,793	$21,056	$(263)

Note 11. Income Taxes

        The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has concluded its federal examination by the Internal Revenue Service for its fiscal years 2007 through 2009. Fiscal 2010 and fiscal 2011 remain subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

        The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At July 1, 2012, the Company has an unrecognized tax position of approximately $0.5 million, including accrued interest and penalties of $0.1 million. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

        Significant components of the income tax provision from continuing operations are as follows:

	Years ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands)
Current provision (benefit):
Federal	$(1,643)	$526	$(213)
State	1,155	805	502

	(488)	1,331	289
Deferred provision (benefit):
Federal	8,479	2,080	(25)
State	(220)	106	(65)

	8,259	2,186	(90)

Income tax expense	$7,771	$3,517	$199

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Income Taxes (Continued)

        A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	Years ended
	July 1, 2012	July 3, 2011	June 27, 2010
Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	6.8	(31.2)
Non-deductible stock-based compensation	0.6	1.9	(25.5)
Non-deductible goodwill amortization	1.7	—	(8.9)
Rate change	(1.1)	0.1	—
Tax credits	(2.9)	(2.9)	9.5
Tax settlements	—	(1.6)	—
Other, net	(0.1)	(0.4)	2.2

	37.2%	38.9%	(18.9)%

        Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets (liabilities) are as follows:

	July 1, 2012	July 3, 2011
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$3,569	$11,648
Accrued expenses and reserves	5,680	5,159
Stock-based compensation	3,494	3,452

Gross deferred tax assets	12,743	20,259
Less: Valuation allowance	(1,578)	(1,776)

	11,165	18,483

Deferred tax liabilities:
Other intangibles	(3,036)	(1,154)
Tax in excess of book depreciation	(312)	(504)

	(3,348)	(1,658)

Net deferred tax assets	$7,817	$16,825

        A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states. At July 1, 2012, the Company's federal net operating loss carryforwards were approximately $3.3 million, which if not utilized, will begin to expire in fiscal year 2025.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Capital Stock

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

        On January 21, 2008, the Company's Board of Directors authorized an increase to its stock repurchase plan, which when added to the $8.7 million remaining on its earlier authorization, increased the amount available to repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of July 1, 2012, $8.5 million remains authorized.

        Under this program, as of July 1, 2012, the Company had repurchased 3,703,626 shares of common stock for $17.8 million, of which $3.3 million (1,133,913 shares), $0.5 million (168,207 shares), and $0.9 million (342,821 shares) were repurchased during the fiscal years ended July 1, 2012, July 3, 2011 and June 27, 2010, respectively.

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

Note 13. Stock Based Compensation

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

        At July 1, 2012, the Company has reserved approximately $14.8 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Stock Based Compensation (Continued)

        The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands, except per share data)
Stock options	$1,073	$1,181	$1,460
Restricted stock awards	3,777	2,780	2,423

Total	4,850	3,961	3,883
Deferred income tax benefit	1,796	1,381	1,245

Stock-based compensation expense, net	$3,054	$2,580	$2,638

        Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands)
Marketing and sales	$1,755	$1,587	$1,590
Technology and development	600	791	795
General and administrative	2,495	1,583	1,498

Total	$4,850	$3,961	$3,883

        Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (Refer to Note 14—Business Segments.)

Stock Option Plans

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	July 1, 2012	July 3, 2011	June 27, 2010
Weighted average fair value of options granted	$1.84	$1.23	$1.71
Expected volatility	72%	68%	63%
Expected life (in years)	7.95	7.5	5.6
Risk-free interest rate	0.9%	1.3%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%

        The expected volatility of the option is determined using historical volatilities based on historical stock prices. The Company estimated the expected life of options granted based upon the historical weighted average. The risk-free interest rate is determined using the yield available for zero-coupon

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Stock Based Compensation (Continued)

U.S. government issues with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%.

        The following table summarizes stock option activity during the year ended July 1, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding beginning of period	6,915,535	$6.08
Granted	1,027,500	$2.63
Exercised	—	$—
Forfeited/Expired	(1,231,755)	$11.91

Outstanding end of period	6,711,280	$4.48	4.7 years	$3,631

Options vested or expected to vest at end of period	6,374,809	$4.60	4.5 years	$3,220
Exercisable at July 1, 2012	4,417,280	$5.63	2.7 years	$781

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2012. This amount changes based on the fair market value of the company's stock. The total intrinsic value of options exercised for the years ended July 1, 2012, July 3, 2011 and June 27, 2010 was $0.0 million, $0.0 million, and $0.0 million, respectively.

        The following table summarizes information about stock options outstanding at July 1, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.69 - 2.63	2,353,500	8.7 years	$2.17	198,400	$2.00
$2.77 - 3.59	1,381,334	4.4 years	$3.11	1,260,934	$3.11
$4.56 - 6.52	1,637,793	1.4 years	$6.39	1,620,793	$6.41
$6.58 - 10.46	1,323,653	2.1 years	$7.58	1,322,153	$7.57
$11.81 - 11.81	15,000	1.4 years	$11.81	15,000	$11.81

	6,711,280	4.7 years	$4.48	4,417,280	$5.63

        As of July 1, 2012, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was $2.6 million and the weighted average period over which these awards are expected to be recognized was 6.2 years.

        The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Stock Based Compensation (Continued)

        The following table summarizes the activity of non-vested restricted stock during the year ended July 1, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested—beginning of period	3,395,261	$2.49
Granted	2,052,486	$2.61
Vested	(1,477,894)	$2.96
Forfeited	(114,533)	$2.58

Non-vested at July 1, 2012	3,855,320	$2.37

        The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of July 1, 2012, there was $5.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.1 years.

Note 14. Employee Retirement Plans

        The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal years 2012, 2011 and 2010.

        The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected. As of July 1, 2012 and July 3, 2011, these plan liabilities, which are included in Other liabilities-long term within the Company's Consolidated Balance Sheet, totaled $1.1mm and $0.3mm, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in Other assets-long term. Company contributions during the years ended July 1, 2012, July 3, 2011 and June 27, 2010 were less than $0.1 million. Gains and losses on these investments, which were immaterial during fiscal years 2012, 2011 and 2010, are included in Interest expense, net, within the Company's Consolidated Statements of Operations.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Business Segments

        The Company's management reviews the results of the Company's operations by the following three business segments:

  •
  Consumer Floral;

  •
  BloomNet Wire Service; and

  •
  Gourmet Food and Gift Baskets; and

        On September 6, 2011, the Company, through its Winetasting Network subsidiary, completed the sale of certain assets of its wine fulfillment services business, which was previously included within its Gourmet Foods & Gift Baskets segment. During the first quarter fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets segments. On January 25, 2010, the Company completed the sale of these businesses. Consequently, the Company has classified the results of operations of its Home & Children's Gifts segment, and its wine fulfillment services business as discontinued operations for all periods presented.

        Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management's measure of profitability for these segments does not include the effect of corporate overhead (see (1) below), which are operated under a centralized management platform, providing services throughout the organization, nor does it include depreciation and amortization, other income, and income taxes, or stock-based compensation and severance and restructuring costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Years ended
Net revenues	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands)
Net revenues:
Consumer Floral	$398,184	$369,199	$366,516
BloomNet Wire Service	82,582	73,282	61,883
Gourmet Food & Gift Baskets	236,742	229,390	225,602
Corporate(1)	773	1,150	1,071
Intercompany eliminations	(2,024)	(1,416)	(1,702)

Total net revenues	$716,257	$671,605	$653,370

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Business Segments (Continued)

	Years ended
Operating Income	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands)
Segment Contribution Margin:
Consumer Floral	$39,147	$32,669	$22,141
BloomNet Wire Service	22,339	20,195	19,051
Gourmet Food & Gift Baskets(2)	29,789	27,776	27,145

Segment Contribution Margin Subtotal	91,275	80,640	68,337
Corporate(1)	(48,490)	(47,255)	(43,353)
Depreciation and amortization	(19,576)	(20,271)	(20,287)

Operating income (loss)	$23,209	$13,114	$4,697

(1)
Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment.

(2)
Segment contribution margin, during the year ended July 1, 2012, includes a $3.8 million gain on the sale of 17 Fannie May retail stores, which are being operated as franchised locations post-sale.

Note 16. Discontinued Operations

        On September 6, 2011, the Company, through its Winetasting Network subsidiary, completed the sale of certain assets of its wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The sales price consisted of $12.0 million of cash proceeds at closing, with the potential for an additional $1.5 million upon achieving specified revenue targets during the two year period following the closing date.

        During the fourth quarter of fiscal 2009, the Company made the strategic decision to divest its Home & Children's Gifts business segment to focus on its core Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets segments. On January 25, 2010, the Company completed the sale of the assets and certain related liabilities of its Home & Children's Gifts business. The sales price of the assets was $17.0 million, subject to adjustments for changes in working capital. (Net proceeds amounted to $10.5 million.)

        As a result of the transactions above, the Company has classified the results of operations of its Home & Children's Gifts segment, and its wine fulfillment services business as discontinued operations for all periods presented.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Discontinued Operations (Continued)

        Results for discontinued operations are as follows:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands, except per share data)
Net revenues from discontinued operations	$2,003	$18,184	$102,192
Income (loss) from discontinued operations, net of tax	$(22)	$202	$2,096
Income (loss) from sale of discontinued operations, net of tax	$4,542	—	$(5,062)
Income (loss) from discontinued operations	$4,520	$202	$(4,220)

Note 17. Commitments and Contingencies

Leases

        The Company currently leases office, store facilities, and equipment under various leases through fiscal 2019. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis. These leases are classified as either capital leases, operating leases or subleases, as appropriate.

        As of July 1, 2012 future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)
2013	$12,463
2014	11,450
2015	7,359
2016	6,879
2017	6,120
Thereafter	13,290

Total minimum lease payments	$57,561

Less amounts representing interest

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17. Commitments and Contingencies (Continued)

        At July 1, 2012, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

	Sublease Income	Sublease Expense
	(in thousands)
2013	$1,972	$1,972
2014	1,234	1,234
2015	657	657
2016	439	439
2017	231	231
Thereafter	—	—

	$4,533	$4,533

        Rent expense was approximately $17.4 million, $17.7 million, and $18.1 million for the years ended July 1, 2012, July 3, 2011 and June 27, 2010, respectively.

Litigation

        From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

        On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company's subsidiaries previously engaged in with certain third-party vendors. On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010. In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party. The Company intends to defend each of these actions vigorously.

        There are no assurances that additional legal actions will not be instituted in connection with the Company's former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and the court has not yet ruled as to whether the classes will be certified , and (iii) there is uncertainty as to the outcome of pending motions. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

1-800-FLOWERS.COM, INC.

Schedule II—Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe(b)	Deductions— Describe(a)	Balance at End of Period
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts—accounts/notes receivable
Year Ended July 1, 2012	$2,465,000	$879,000	$—	$(926,000)	$2,418,000
Year Ended July 3, 2011	$2,389,000	$1,537,000	$—	$(1,461,000)	$2,465,000
Year Ended June 27, 2010	$2,434,000	$1,738,000	$—	$(1,783,000)	$2,389,000

(a)
Reduction in reserve due to write-off of accounts/notes receivable balances.

(b)
Amount represents opening balances from acquired businesses.

S-1