Form 10-K/A
period 2012-07-01
1 800 FLOWERS COM INC
filed 2012-09-17
CIK 1084869

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended July 1, 2012 is to correct the fiscal year end date in the certifications of our principal executive officer and principal financial officer on Exhibit 32.1.

        No other changes have been made to the Form 10-K other than the one described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

1-800-FLOWERS.COM, INC.
FORM 10-K/A
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

Exhibit	Description
*10.19	2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009 and amended as of October 28, 2011) (Definitive Proxy filed on October 31, 2011 (No 111168049, Annex A))
*10.20	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012. Exhibit 10.20)
*10.21	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012. Exhibit 10.21)
*10.22	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012. Exhibit 10.22)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document (Annual Report on Form 10-K for the fiscal year ended July 1, 2012 filed on September 14, 2012)
*101.SCH	XBRL Taxonomy Extension Schema Document (Annual Report on Form 10-K for the fiscal year ended July 1, 2012 filed on September 14, 2012)
*101.CAL	XBRL Taxonomy Calculation Linkbase Document (Annual Report on Form 10-K for the fiscal year ended July 1, 2012 filed on September 14, 2012)
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Annual Report on Form 10-K for the fiscal year ended July 1, 2012 filed on September 14, 2012)
*101.LAB	XBRL Taxonomy Extension Label Document (Annual Report on Form 10-K for the fiscal year ended July 1, 2012 filed on September 14, 2012)
*101.PRE	XBRL Taxonomy Definition Presentation Document (Annual Report on Form 10-K for the fiscal year ended July 1, 2012 filed on September 14, 2012)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 17, 2012	1-800-FLOWERS.COM, Inc.
	By:	/s/ JAMES F. MCCANN James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 17, 2012	By:	/s/ JAMES F. MCCANN James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)
Dated: September 17, 2012	By:	/s/ WILLIAM E. SHEA William E. Shea Senior Vice President Finance and Administration (Principal Financial and Accounting Officer)
Dated: September 17, 2012	By:	/s/ CHRISTOPHER G. MCCANN Christopher G. McCann Director, President
Dated: September 17, 2012	By:	/s/ GERALYN R. BREIG Geralyn R. Breig Director
Dated: September 17, 2012	By:	/s/ LAWRENCE CALCANO. Lawrence Calcano Director

Dated: September 17, 2012	By:	/s/ JAMES A. CANNAVINO James A. Cannavino Director
Dated: September 17, 2012	By:	/s/ JOHN J. CONEFRY, JR. John J. Conefry, Jr. Director
Dated: September 17, 2012	By:	/s/ EUGENE R. DEMARK Eugene R. DeMark Director
Dated: September 17, 2012	By:	/s/ LEONARD J. ELMORE Leonard J. Elmore Director
Dated: September 17, 2012	By:	/s/ LARRY ZARIN Larry Zarin Director

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