Form 10-Q
period 2012-09-30
1 800 FLOWERS COM INC
filed 2012-11-09
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

28,031,726

(Number of shares of Class A common stock outstanding as of November 2, 2012)

36,858,465

(Number of shares of Class B common stock outstanding as of November 2, 2012)

1-800-FLOWERS.COM, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. — CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2012	July 1, 2012
	(unaudited)
Assets
Current assets:
Cash and equivalents	$5,829	$28,854
Receivables, net	26,751	14,968
Inventories	85,182	55,744
Deferred tax assets	7,161	4,993
Prepaid and other	12,345	11,082
Current assets of discontinued operations	100	100
Total current assets	137,368	115,741

Property, plant and equipment, net	49,140	48,669
Goodwill	47,901	47,901
Other intangibles, net	41,357	41,838
Deferred tax assets	2,822	2,824
Other assets	9,555	7,875
Total assets	$288,143	$264,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,334	$17,619
Accrued expenses	46,075	52,535
Current maturities of long-term debt and obligations under capital leases	53,503	15,756
Current liabilities of discontinued operations	110	110
Total current liabilities	118,022	86,020

Long-term debt and obligations under capital leases	9,000	13,500
Other liabilities	3,931	3,580
Total liabilities	130,953	103,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized; 34,518,374 and 34,465,207 shares issued at September 30, 2012 and July 1, 2012, respectively	345	344
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at September 30, 2012 and July 1, 2012	421	421
Accumulated other comprehensive loss	—	(17)
Additional paid-in capital	294,797	293,814
Retained deficit	(100,864)	(96,258)
Treasury stock, at cost — 7,014,136 and 6,767,166 Class A shares at September 30, 2012 and July 1, 2012, respectively, and 5,280,000 Class B shares	(37,509)	(36,556)
Total stockholders’ equity	157,190	161,748
Total liabilities and stockholders’ equity	$288,143	$264,848

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net revenues	$120,868	$117,198
Cost of revenues	71,231	70,636
Gross profit	49,637	46,562
Operating expenses:
Marketing and sales	32,990	32,282
Technology and development	5,415	4,752
General and administrative	13,221	12,359
Depreciation and amortization	4,458	4,902
Total operating expenses	56,084	54,295
Operating loss	(6,447)	(7,733)
Interest expense, net	302	822
Loss from continuing operations before income taxes	(6,749)	(8,555)
Income tax benefit from continuing operations	(2,143)	(3,422)
Loss from continuing operations	(4,606)	(5,133)
Loss from discontinued operations, net of tax	—	(85)
Gain on sale of discontinued operations, net of tax	—	4,478
Income from discontinued operations	—	4,393
Net loss	$(4,606)	$(740)

Basic and diluted net income (loss) per common share:
From continuing operations	$(0.07)	$(0.08)
From discontinued operations	—	0.07
Net income (loss) per common share	$(0.07)	$(0.01)

Weighted average shares used in the calculation of net income (loss) per common share
Basic	64,505	64,218
Diluted	64,505	64,218

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net loss	$(4,606)	$(740)
Other comprehensive income	17	73
Comprehensive loss	$(4,589)	$(667)

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Operating activities:
Net loss	$(4,606)	$(740)
Reconciliation of net loss to net cash provided by operations
Operating activities of discontinued operations	—	1,305
Gain on sale of discontinued operations	—	(8,953)
Depreciation and amortization	4,458	4,902
Amortization of deferred financing costs	114	114
Deferred income taxes	(2,166)	963
Bad debt expense	264	227
Stock-based compensation	989	1,169
Other non-cash items	5	58
Changes in operating items, excluding the effects of acquisitions:
Receivables	(12,047)	(12,268)
Inventories	(29,438)	(30,304)
Prepaid and other	(1,263)	(2,665)
Accounts payable and accrued expenses	(5,745)	(6,215)
Other assets	(525)	(39)
Other liabilities	351	(60)

Net cash used in operating activities	(49,609)	(52,506)

Investing activities:
Acquisitions, net of cash acquired	—	(4,336)
Proceeds from sale of business	—	12,010
Capital expenditures	(4,453)	(3,792)
Purchase of investment	(1,308)	(1,111)
Other, net	39	248

Net cash (used in) provided by investing activities	(5,722)	3,019

Financing activities:
Acquisition of treasury stock	(953)	—
Proceeds from exercise of employee stock options	12	—
Proceeds from bank borrowings	37,000	40,000
Repayment of notes payable and bank borrowings	(3,750)	(5,750)
Repayment of capital lease obligations	(3)	(498)

Net cash provided by financing activities	32,306	33,752

Net change in cash and equivalents	(23,025)	(15,735)
Cash and equivalents:
Beginning of period	28,854	21,442
End of period	$5,829	$5,707

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 due to seasonal and other factors.

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal fourth quarter.  The Easter Holiday was in the Company’s fourth quarter during fiscal 2012, but will fall in the third quarter of fiscal 2013.

Accordingly, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 in its first quarter of fiscal year 2013 by including the required disclosures in two separate but consecutive statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the Company’s financial position or results of operations.

Note 2 — Net Income (Loss) Per Common Share from Continuing Operations

Basic net loss per common share from continuing operations is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share from continuing operations is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended September 30, 2012 and October 2, 2011, respectively, as their inclusion would be antidilutive.

Note 3 — Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012, that provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands)
Stock options	$106	$257
Restricted stock awards	883	912
Total	989	1,169
Deferred income tax expense (benefit) *	10	(438)
Stock-based compensation expense, net	$999	$731

*     Tax expense during the three months ended September 30, 2012 reflects the impact of the expiration of non-qualified stock options.

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands)
Marketing and sales	$346	$460
Technology and development	99	230
General and administrative	544	479
Total	$989	$1,169

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended
	September 30, 2012	October 2, 2011
Weighted average fair value of options granted	$2.40	$1.39
Expected volatility	72.1%	71.5%
Expected life	6.4 yrs	5.9 yrs
Risk-free interest rate	0.69%	0.88%
Expected dividend yield	0.0%	0.0%

The following table summarizes stock option activity during the three months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 1, 2012	6,711,280	$4.48
Granted	20,000	$3.71
Exercised	(3,000)	$2.44
Forfeited	(1,118,673)	$6.28
Outstanding at September 30, 2012	5,609,607	$4.12	5.3 years	$4,507

Options vested at September 30, 2012	5,478,846	$4.17	5.3 years	$4,316
Exercisable at September 30, 2012	3,415,107	$5.33	3.3 years	$1,225

As of September 30, 2012, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $2.7 million and the weighted average period over which these awards are expected to be recognized was 6.1 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2012	3,855,320	$2.37
Granted	—	$—
Vested	(50,167)	$2.29
Forfeited	(57,696)	$3.09
Non-vested at September 30, 2012	3,747,457	$2.36

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 30, 2012, there was $5.0 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.9 years.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4 — Acquisitions and Dispositions

Sale and Franchise of Fannie May Retail Stores

On November 21, 2011, the Company and GB Chocolates LLC (GB Chocolates) entered into an agreement whereby the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred recognition of the $0.9 million area development fee associated with the 45 store area development agreement, and will recognize such fees in income on a pro-rata basis, when the conditions for revenue recognition under the area development agreement is met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note in the second quarter of fiscal 2012, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.  The fair value of the promissory note is impacted by estimates relating to the possibility that GB Chocolates opening 45 stores, discounted for present value, and the risk associated with counterparty payment. Changes in these assumptions could result in an increase or decrease in fair value which would impact the income statement. There were no significant changes in these estimates during the first quarter of fiscal 2013.

Acquisition of Flowerama

On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark, with annual revenue of approximately $6.1 million and annual operating income of $0.1 million in its most recent year end prior to acquisition.  The purchase price, which included the acquisition of receivables, inventory, eight retail store locations and certain other assets and related liabilities, was approximately $4.3 million. Of the acquired intangible assets, $2.1 million was assigned to amortizable investment in licenses, which is being amortized over the estimated useful life of 20 years, based upon the estimated remaining life of the franchise agreements. Approximately $2.4 million of purchase price was assigned to goodwill which is not deductible for tax purposes. The acquisition was financed utilizing available cash balances. Flowerama’s net revenues were $1.3 million and $1.0 million during the quarter ended September 30, 2012 and October 2, 2011, respectively, and its loss before income taxes was $0.1 million and $0.0 million during the quarter ended September 30, 2012 and October 2, 2011, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Flowerama:

Flowerama Purchase Price Allocation
(in thousands)
Current assets	$1,090
Intangible assets	2,106
Goodwill	2,440
Property, plant and equipment	76
Total assets acquired	5,712

Current liabilities	620
Other liabilities assumed	756
1,376
Net assets acquired	$4,336

Pro forma Results of Operation

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Flowerama had taken place at the beginning of fiscal year 2012. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments primarily include amortization expense associated with acquired identifiable intangible assets. This information has not been adjusted to reflect any changes in the operations of the businesses subsequent to its acquisition by the Company. Changes in operations of the acquired businesses include, but are not limited to, discontinuation of products, integration of systems and personnel, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former managements of the business acquired prior to acquisition by the Company, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

Three Months Ended October 2, 2011
(in thousands, except per share data)
Net revenues from continuing operations	$117,584

Operating loss from continuing operations	$(7,725)

Loss from continuing operations	$(5,126)

Basic and diluted net loss per common share from continuing operations	$(0.08)

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5 — Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 30, 2012	July 1, 2012
	(in thousands)
Finished goods	$51,228	$26,557
Work-in-process	10,403	10,466
Raw materials	23,551	18,721
	$85,182	$55,744

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

The carrying amount of goodwill is as follows:

	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
	(in thousands)
Balance at September 30, 2012 and July 1, 2012	$9,709	$—	$38,192	$47,901

The Company’s other intangible assets consist of the following:

		September 30, 2012			July 1, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets with determinable lives Investment in licenses	14 - 16 years	$7,420	$5,436	$1,984	$7,420	$5,401	$2,019
Customer lists	3 - 10 years	16,019	10,306	5,713	16,019	9,961	6,058
Other	5 - 8 years	2,538	2,274	264	2,538	2,173	365
		25,977	18,016	7,961	25,977	17,535	8,442

Trademarks with indefinite lives	—	33,396	—	33,396	33,396	—	33,396
Total identifiable intangible assets		$59,373	$18,016	$41,357	$59,373	$17,535	$41,838

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Future estimated amortization expense is as follows: remainder of fiscal 2013 - $1.4 million, fiscal 2014 - $1.4 million, fiscal 2015 - $1.3 million, fiscal 2016 - $1.2 million, fiscal 2017 - $0.7 million and thereafter - $2.0 million.

Note 7 — Investments

Investments are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records these investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that the Company accounted for under the equity method of accounting was $3.7 million as of September 30, 2012 and $3.6 million as of July 1, 2012. This amount is comprised of the Company’s 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made an investment in on May 31, 2012, and is included in Other assets within the Consolidated Balance Sheet. Operating results of Flores Online for the quarter ended September 30, 2012, in the amount of $0.1mm, are included within the Consolidated Statement of Operations within the line item “Interest expense, net.”

All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence, are accounted for under the cost method as they are privately held. Cost method investments are originally recorded at cost, and are included within Other Assets in the Company’s Consolidated Balance Sheets. The aggregate carrying amount of the Company’s cost method investments was $2.8 million as of September 30, 2012 and $1.7 million as of July 1, 2012. In addition, the Company had notes receivable from a company it maintains an investment in of $1.7 million as of September 30, 2012 and $0.9 million as of July 1, 2012.

The Company holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”) whose fair values can be readily determined.

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment.

Note 8 — Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	September 30, 2012	July 1, 2012
	(in thousands)
Term loan (1)	$25,500	$29,250
Revolving line of credit (1)	37,000	—
Obligations under capital leases (2)	3	6
	62,503	29,256
Less current maturities of long-term debt and obligations under capital leases	53,503	15,756
	$9,000	$13,500

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

(2)             Equipment leases with certain manufacturing equipment vendors.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 9-Fair Value Measurements

The Company’s financial assets and liabilities are measured and recorded at fair value, except for the Company’s investments in certain privately-held companies, which are accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstances indicate that an other-than-temporary decline in value may have occurred.  Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present, as required under the accounting standards.

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

The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
			(in thousands)
Assets:
Cash equivalents (money market accounts)	$5,829	$5,829
Trading securities held in a “rabbi trust” (1)	1,290	1,290
Fair value of non-performance promissory note (2)	205			$205
	$7,324	$7,119	$—	$205

(1)         Trading securities held in a rabbi trust are included in Other assets in the consolidated balance sheets (Note 14 — Employee Retirement Plans, in the Company’s Annual Report on Form 10-K).  The Company established a Non-qualified Deferred Compensation Plan for certain members of senior management in fiscal 2009. Deferred compensation is invested in mutual funds held in a “rabbi trust” and are restricted for payment to participants of the NQDC Plan.

(2)         Refer to Note 4. Acquisitions and Dispositions — Sale and Franchise of Fannie May Retail Stores. Included in Other assets on the consolidated balance sheet

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of July 1, 2012:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities):
Cash equivalents (money market accounts)	$27,276	$27,276
Trading securities held in a “rabbi trust” (1)	1,143	1,143
Fair value of non-performance promissory note (2)	205			$205
Interest rate swap (3)	(7)		$(7)
	$28,617	$28,419	$(7)	$205

(1)         Trading securities held in a rabbi trust are included in Other assets in the consolidated balance sheets (Note 14 — Employee Retirement Plans, in the Company’s Annual Report on Form 10-K).  The Company established a Non-qualified Deferred Compensation Plan for certain members of senior management in fiscal 2009. Deferred compensation is invested in mutual funds held in a “rabbi trust” and is restricted for payment to participants of the NQDC Plan.

(2)         Refer to Note 4. Acquisitions and Dispositions — Sale and Franchise of Fannie May Retail Stores. Included in Other assets on the consolidated balance sheet

(3)         Included in Other liabilities on the consolidated balance sheet.

Note 10 — Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three months ended September 30, 2012 was 31.8%, compared to 40.0% in the prior year period.  The effective rates for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, including the impact of expiring non-qualified stock options, offset by various tax credits.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under federal examination by the Internal Revenue Service for fiscal year 2011, however, has concluded its federal examination for its fiscal years 2007 through 2009. Fiscal 2010 remains subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 30, 2012 and July 1, 2012, the Company has an unrecognized tax position of approximately $0.5 million, including accrued interest and penalties of $0.1 million. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11 — Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•                  Consumer Floral,

•                  BloomNet Wire Service, and

•                  Gourmet Food and Gift Baskets

On September 6, 2011, the Company, through its Winetasting Network subsidiary, completed the sale of certain assets of its wine fulfillment services business, which was previously included within its Gourmet Foods & Gift Baskets segment. Consequently, the Company has classified the results of operations of its wine fulfillment services business as a discontinued operation for all periods presented.

	Three Months Ended
Net revenues	September 30, 2012	October 2, 2011
	(in thousands)
Segment Net Revenues:
Consumer Floral	$72,777	$70,140
BloomNet Wire Service	19,767	18,505
Gourmet Food & Gift Baskets	28,406	28,625
Corporate (**)	194	187
Intercompany eliminations	(276)	(259)
Total net revenues	$120,868	$117,198

	Three Months Ended
Operating Loss	September 30, 2012	October 2, 2011
	(in thousands)
Segment Contribution Margin (*):
Consumer Floral	$6,886	$5,967
Bloomnet Wire Service	5,796	4,593
Gourmet Food & Gift Baskets	(2,487)	(1,926)
Segment Contribution Margin Subtotal	10,195	8,634
Corporate (**)	(12,184)	(11,465)
Depreciation and amortization	(4,458)	(4,902)
Operating loss	$(6,447)	$(7,733)

(*)  Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include corporate overhead, which includes stock-based compensation, (see footnote (**) below), depreciation and amortization, net interest expense and income taxes. Assets and liabilities are reviewed at the consolidated level by management and are not accounted for by segment.

(**)  The Company’s enterprise shared service cost centers include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, which includes stock-based compensation, as they are not directly allocable to a specific segment.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12-Discontinued Operations

On September 6, 2011, the Company, through its subsidiary The Winetasting Network, completed the sale of certain assets of its wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The sales price consisted of $12.0 million of cash proceeds at closing, with the potential for an additional $1.5 million upon achieving specified revenue targets during the two year period following the closing date.  (Based upon preliminary revenue reports provided by the buyer, the Company does not believe that the first annual specified revenue target will be achieved.)

Results for discontinued operations are as follows:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands)
Net revenues from discontinued operations	$—	$2,003

Operating loss from discontinued operations	$—	$(85)

Gain on sale of discontinued operations, net of tax	$—	$4,478

Income from discontinued operations	$—	$4,393

Note 13 — Commitments and Contingencies

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

The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); delicious cut-fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); wine gifts from Winetasting.com® (www.winetasting.com); ultra- premium meats from Stockyards.com (www.stockyards.com); as well as exquisite, customizable invitations and personal stationery from FineStationery.com (www.finestationery.com). The Company’s Celebrations® brand (www.celebrations.com) is a new premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

On September 6, 2011, the Company, through its Winetasting Network subsidiary, completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The Company has classified the results of operations of its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets segment, as discontinued operations for all periods presented.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Segment Information

The following table presents the contribution of net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company’s wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets segment has been classified as discontinued operations and therefore excluded from segment information below.

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Net revenues from continuing operations:
Consumer Floral	$72,777	$70,140	3.8%
BloomNet Wire Service	19,767	18,505	6.8%
Gourmet Food & Gift Baskets	28,406	28,625	(0.8)%
Corporate (*)	194	187	3.7%
Intercompany eliminations	(276)	(259)	(6.6)%
Total net revenues from continuing operations	$120,868	$117,198	3.1%

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Gross profit from continuing operations:
Consumer Floral	$28,292	$26,689	6.0%
	38.9%	38.1%

BloomNet Wire Service	9,800	8,529	14.9%
	49.6%	46.1%

Gourmet Food & Gift Baskets	11,205	11,215	(0.1)%
	39.4%	39.2%

Corporate (*)	340	129	163.6%
	175.3%	68.9%
Total gross profit from continuing operations	$49,637	$46,562	6.6%
	41.1%	39.7%

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
EBITDA from continuing operations and EBITDA from continuing operations, excluding stock-based compensation:
Segment Contribution Margin (**)
Consumer Floral	$6,886	$5,967	15.4%
BloomNet Wire Service	5,796	4,593	26.2%
Gourmet Food & Gift Baskets	(2,487)	(1,926)	29.1%
Segment Contribution Margin Subtotal	10,195	8,634	18.1%
Corporate (*)	(12,184)	(11,465)	(6.3)%
EBITDA from continuing operations	(1,989)	(2,831)	29.7%
Add: Stock-based compensation	989	1,169	15.4%
EBITDA from continuing operations, excluding stock-based compensation	$(1,000)	$(1,662)	39.8%

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands)
Discontinued Operations:
Net revenues	—	$2,003
Gross profit	—	405
Contribution margin	—	(190)
Gain on sale of discontinued operations, net of tax	—	$4,478
Income from discontinued operations	—	$4,393

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands)
Reconciliation of net loss from continuing operations to EBITDA from continuing operations and EBITDA from continuing operations, excluding stock-based compensation (**):
Net loss from continuing operations	$(4,606)	$(5,133)
Add:
Interest expense	302	822
Depreciation and amortization	4,458	4,902
Less:
Income tax benefit	2,143	3,422
EBITDA from continuing operations	(1,989)	(2,831)
Add: Stock-based compensation	989	1,169
EBITDA from continuing operations, excluding stock-based compensation	$(1,000)	$(1,662)

(*)         The Company’s enterprise shared service cost centers include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, which include stock-based compensation, as they are not directly allocable to a specific segment.

(**) Performance is measured based on segment contribution margin or segment Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), nor does it include one-time charges. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates. EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company’s performance.

Results of Operations

Net Revenues

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$81,461	$78,790	3.4%
Other	39,407	38,408	2.6%
Total net revenues	$120,868	$117,198	3.1%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three months ended September 30, 2012, revenues increased by 3.1% in comparison to the prior year period as a result of growth within the Consumer Floral segment, due to increased order volume and higher average order value, and increased service offerings within the BloomNet Wire Service segment. Revenues within the Gourmet Food and Gift Baskets segment were essentially unchanged compared with the prior year period. Excluding the impact of the acquisition of Flowerama in August 2011, revenues during the three months ended September 30, 2012 increased by 2.9% in comparison to the prior year period.

E-Commerce revenues increased 3.4% in comparison to the prior year period as the Company fulfilled approximately 1,234,000 orders through its E-commerce sales channels (online and telephonic sales) during the three months ended September 30, 2012, an increase of 1.8% from the same period of the prior year. Average order value of $66.01 during the three months ended September 30, 2012, increased by 1.6% over the prior year period, reflecting improved merchandising programs, including the development of innovative and original products such as the expanded line of a-DOG-ables, designed to “wow” our customers’ gift recipients and our “Never Settle For Less” marketing campaigns, which also enabled the Company to reduce its promotional activities.

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments, increased 2.6% during the three months ended September 30, 2012 in comparison to the prior year period, primarily as a result of the increased service offerings within the BloomNet Wire Service segment, partially offset by lower Gourmet Food and Gift Basket wholesale volume due to the timing of certain customer orders which shipped in the first quarter of the prior year, but shifted into the second quarter of the current year.

The Consumer Floral segment includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail floral stores, royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the three months ended September 30, 2012 increased by 3.8% over the prior year period due to a combination of increased order volume and a higher average order value, driven by enhanced marketing and merchandising programs that encourage our customers to “wow” their gift recipients and “Never Settle For Less”, as well as the revenue contribution from the acquisition of Flowerama in August 2011. For the three months ended September 30, 2012, revenue growth for the Consumer Floral segment, excluding the impact of the Flowerama acquisition, was 3.3%.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three months ended September 30, 2012 increased by 6.8% over the prior year period, primarily reflecting increased membership, technology and other service offerings.

The Gourmet Food & Gift Baskets segment includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Winetasting.com, Stockyards.com and DesignPac businesses. Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three months ended September 30, 2012 was essentially unchanged in comparison to the prior year period as e-commerce growth was offset by reduced wholesale revenue due to the timing of certain customer orders which shipped in the first quarter of the prior year, but shifted into the second quarter of the current year, as well as the impact of the sale/conversion of 17 Fannie May retail stores into franchised operations in the second quarter of the prior year.

The Company expects that annual revenue growth in Fiscal 2013 will be in the mid single digits.

Gross Profit

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Gross profit	$49,637	$46,562	6.6%
Gross margin %	41.1%	39.7%

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

Gross profit increased by 6.6% during the three months ended September 30, 2012, in comparison to the prior year period, primarily as a result of the aforementioned revenue growth within the Company’s Consumer Floral and BloomNet segments, combined with improved gross margin percentage across all segments.

The Consumer Floral segment gross profit increased by 6.0% during the three months ended September 30, 2012 in comparison to the prior year period, due to the revenue growth described above, combined with an 80 basis point increase in gross margin percentage as a result of improved product sourcing and logistics.

The BloomNet Wire Service segment gross profit increased by 14.9% during the three months ended September 30, 2012 in comparison to the prior year period, due to the above mentioned revenue growth, combined with a 350 basis point increase in gross margin percentage due to the mix of higher margin service offerings including increased membership, transaction and service offerings.

The Gourmet Food & Gift Baskets segment gross profit during the three months ended September 30, 2012 was consistent with the prior year period, while gross margin percentage increased by 20 basis points due to product mix.

During the remainder of fiscal 2013, the Company expects its gross margin percentage will improve in comparison to fiscal 2012 as a result of continued improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Marketing and sales	$32,990	$32,282	2.2%
Gross margin %	27.3%	27.5%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 2.2% during the three months ended September 30, 2012 in comparison to the prior year period, as a result of: (i) variable costs associated with the increase in revenue, (ii) increased advertising, primarily by the Consumer Floral and Gourmet Food & Gift Baskets segments in order to continue to efficiently improve revenue trends, and (iii) increased labor due to several growth initiatives, offset in part by the conversion of 17 Fannie May retail stores into franchise operations. As a result, marketing and sales expense, as a percentage of net revenues, during the three months ended September 30, 2012 decreased 20 basis points over the prior year period, reflecting the Company’s continued focus on improving its merchandising programs, re-focusing its marketing messages, and enhancing the efficiency of its advertising efforts.

During the three months ended September 30, 2012 the Company added approximately 355,000 new e-commerce customers. Of the 990,000 total customers who placed e-commerce orders during the three months ended September 30, 2012, approximately 64% represented repeat customers, in comparison to 66% in the same period of the prior year.

Technology and Development Expense

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Technology and development	$5,415	$4,752	14.0%
Percentage of net revenues	4.5%	4.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three months ended September 30, 2012, technology and development expense increased by 14.0% in comparison to the prior year, due to labor and consulting costs associated with improvements to the Company’s multi-branded websites, an increase in maintenance costs, as well as incremental costs due to recent acquisitions.

During the three months ended September 30, 2012 and October 2, 2011, the Company expended $8.3 million and $7.1 million, respectively, on technology and development, of which $2.9 million and $2.3 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
General and administrative	$13,221	$12,359	7.0%
Percentage of net revenues	10.9%	10.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 7.0% during the three months ended September 30, 2012, compared to the prior year, as a result of increased professional fees and health insurance costs, as well as the impact of annual wage increases.

Depreciation and Amortization Expense

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Depreciation and amortization	$4,458	$4,902	(9.1)%
Percentage of net revenues	3.7%	4.2%

Depreciation and amortization expense decreased by 9.1% during the three months ended September 30, 2012 in comparison to the same period of the prior year, as a result of the Company’s efforts to reduce capital expenditures as the Company continues to leverage its technology platform.

Interest Expense, net

	Three Months Ended
	September 30, 2012	October 2, 2011	% Change
	(dollars in thousands)
Interest expense, net	$302	$822	(63.3)%

Interest expense, net consists primarily of interest expense, and amortization of deferred financing costs attributable to the Company’s long-term debt and revolving line of credit, net of income earned on the Company’s available cash balances and earnings from the Company’s non-controlling interest in a foreign subsidiary.

Net interest expense decreased during the three months ended September 30, 2012 in comparison to the respective prior year period, due to the scheduled paydowns of amounts outstanding under the Company’s term loans and reduced borrowing costs.

Income Taxes

The Company recorded an income tax benefit from continuing operations of $2.1 million and $3.4 million during the three months ended September 30, 2012 and October 2, 2011, respectively. The Company’s effective tax rate from continuing operations for the three months ended September 30, 2012 and October 2, 2011, was 31.8% and 40.0%, respectively.                     These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent non-deductible items, offset by various tax credits. Additionally, during the three months ended September 30, 2012, the Company recorded $0.4 million in deferred tax expense related to the expiration of certain non-qualified stock-based compensation awards.

Discontinued Operations

On September 6, 2011, the Company completed the sale of certain assets of its non-strategic wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The sale resulted in a gain of $4.5 million, net of taxes. The Company has classified the results of operations of its wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets segment, as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands)
Net revenues from discontinued operations	$—	$2,003
Gross profit from discontinued operations	$—	$405
EBITDA from discontinued operations	$—	$(190)
Gain on sale of discontinued operations, net of tax	$—	$4,478
Income from discontinued operations	$—	$4,393

Liquidity and Capital Resources

At September 30, 2012, the Company had working capital of $19.3 million, including cash and equivalents of $5.8 million, compared to working capital of $29.7 million, including cash and equivalents of $28.9 million, at July 1, 2012.

Net cash used in operating activities of $49.6 million for the three months ended September 30, 2012 was primarily due to the Company’s net loss for the quarter, as well as seasonal changes in working capital, including increases in inventory, accounts receivable and prepaid expenses related to the upcoming holiday season, and timing of accounts payable and accrued expense payments, partially offset by non-cash charges for depreciation and amortization, and stock based compensation.

Net cash used in investing activities of $5.7 million for the three months ended September 30, 2012 was primarily attributable to capital expenditures, primarily related to the Company’s technology infrastructure and the purchase of minority interests in two privately held floral operators.

Net cash provided by financing activities of $32.3 million for the three months ended September 30, 2012 was primarily from revolving credit borrowings required to fund seasonal working capital needs, net of the repayment of bank borrowings on outstanding term-loan debt and long-term capital lease obligations, as well as the acquisition of $1.0 million of treasury stock under the Company’s stock repurchase plan. The Company expects that all borrowings under its revolver, which amounted to $37.0 million at September 30, 2012, will be repaid by the end of its fiscal second quarter.

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

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 30, 2012, $7.6 million remains authorized but unused.

At September 30, 2012, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 — 2 years	3 — 5 years	More than 5 years

Long-term debt and capital lease obligations, including interest	$63,900	$54,714	$9,186	$—	$—
Operating lease obligations	56,557	12,801	18,630	13,010	12,116
Sublease obligations	3,957	1,779	1,630	548	—
Purchase commitments (*)	30,532	30,532	—	—	—
Total	$154,946	$99,826	$29,446	$13,558	$12,116

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

The Company performs an annual impairment test during its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value.Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the Company.

Based on the annual impairment test performed in the fourth quarter at fiscal 2012, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses is impaired.

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

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 in its first quarter of fiscal year 2013 by including the required disclosures in two separate but consecutive statements.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the company’s financial position or results of operations.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.  Our Annual Report on Form 10-K filing for the fiscal year ended July 1, 2012 listed various important factors that could cause actual results to differ materially from expected and historic results.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”.  We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of September 30, 2012, the Company’s outstanding debt, including current maturities, approximated $62.5 million.

The Company does not enter into derivative transactions for trading purposes, but rather to hedge its exposure to interest rate fluctuations. The Company manages its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matured on July 25, 2012. The Company had designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive loss.

Each 50 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million during the three months ended September 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

Except as described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

With respect to our controls over adequate and timely identification of deferred tax liabilities on non-amortizable intangibles arising from historical acquisitions prior to fiscal 2007 that had been found to be ineffective as of July 1, 2012, as described in Item 9A of our Annual Report on Form 10-K, during fiscal 2013, the Company has designed new procedures for evaluating, quantifying and reviewing deferred tax liabilities on non-amortizable intangibles arising from acquisitions.  In addition, during fiscal 2013, the Company implemented reconciliation and review procedures to address the treatment of deferred tax liabilities on basis differences related to fixed assets which were recorded in error during fiscal years 2009 and prior.  As such, we have concluded that the material weakness that existed as of July 1, 2012, as described in Item 9A of our Annual Report on Form 10-K, has been remediated.

PART II. — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 1, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2013, which includes the period July 2, 2012 through September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
(in thousands, except average price paid per share)
7/2/12 — 7/29/12	—	$—	—	$8,548
7/30/12 — 8/26/12	5.3	$3.74	5.3	$8,528
8/27/12 — 9/30/12	241.7	$3.86	241.7	$7,595
Total	247.0	$3.86	247.0

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of September 30, 2012, $7.6 million remains authorized but unused.

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: November 9, 2012	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: November 9, 2012	/s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer