Form 10-Q
period 2012-12-30
1 800 FLOWERS COM INC
filed 2013-02-08
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

or

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

27,878,249

(Number of shares of Class A common stock outstanding as of February 1, 2013)

36,858,465

(Number of shares of Class B common stock outstanding as of February 1, 2013)

1-800-FLOWERS.COM, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. — CONSOLIDATED FINANCIAL STATEMENTS

 1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2012	July 1, 2012
	(unaudited)
Assets
Current assets:
Cash and equivalents	$26,964	$28,854
Receivables, net	36,407	14,968
Inventories	58,435	55,744
Deferred tax assets	5,902	4,993
Prepaid and other	7,262	11,082
Current assets of discontinued operations	—	100
Total current assets	134,970	115,741

Property, plant and equipment, net	49,757	48,669
Goodwill	47,901	47,901
Other intangibles, net	40,412	41,838
Deferred tax assets	2,822	2,824
Other assets	9,283	7,875
Total assets	$285,145	$264,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,135	$17,619
Accrued expenses	63,442	52,535
Current maturities of long-term debt and obligations under capital leases	17,250	15,756
Current liabilities of discontinued operations	59	110
Total current liabilities	106,886	86,020

Long-term debt and obligations under capital leases	4,500	13,500
Other liabilities	3,368	3,580
Total liabilities	114,754	103,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized; 36,100,026 and 34,465,207 shares issued at December 30, 2012 and July 1, 2012, respectively	361	344
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at December 30, 2012 and July 1, 2012	421	421
Accumulated other comprehensive loss	—	(17)
Additional paid-in capital	296,167	293,814
Retained deficit	(84,853)	(96,258)
Treasury stock, at cost — 8,241,187 and 6,767,166 Class A shares at December 30, 2012 and July 1, 2012, respectively, and 5,280,000 Class B shares	(41,705)	(36,556)
Total stockholders’ equity	170,391	161,748
Total liabilities and stockholders’ equity	$285,145	$264,848

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net revenues	$253,016	$239,845	$373,884	$357,043
Cost of revenues	148,531	139,519	219,762	210,155
Gross profit	104,485	100,326	154,122	146,888
Operating expenses:
Marketing and sales	54,901	53,020	87,891	85,302
Technology and development	5,376	4,854	10,791	9,606
General and administrative	13,679	12,932	26,900	25,291
Depreciation and amortization	4,531	4,929	8,989	9,831
Total operating expenses	78,487	75,735	134,571	130,030
Gain on sale of stores	—	3,789	—	3,789
Operating income	25,998	28,380	19,551	20,647
Interest expense, net	559	849	861	1,671
Income from continuing operations before income taxes	25,439	27,531	18,690	18,976
Income tax expense from continuing operations	9,428	10,955	7,285	7,533
Income from continuing operations	16,011	16,576	11,405	11,443
Operating income (loss) from discontinued operations, net of tax	—	63	—	(23)
Gain on sale of discontinued operations, net of tax	—	—	—	4,478
Income from discontinued operations	—	63	—	4,455
Net income	$16,011	$16,639	$11,405	$15,898

Basic net income per common share:
From continuing operations	$0.25	$0.26	$0.18	$0.18
From discontinued operations	—	—	—	0.07
Net income per common share	$0.25	$0.26	$0.18	$0.25

Diluted net income per common share:
From continuing operations	$0.24	$0.25	$0.17	$0.17
From discontinued operations	—	—	—	0.07
Net income per common share	$0.24	$0.25	$0.17	$0.24

Weighted average shares used in the calculation of net income per common share
Basic	64,824	64,841	64,665	64,530
Diluted	66,557	66,050	66,695	65,989

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)

Net income	$16,011	$16,639	$11,405	$15,898
Other comprehensive income	—	45	17	100
Comprehensive income	$16,011	$16,684	$11,422	$15,998

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	December 30, 2012	January 1, 2012

Operating activities:
Net income	$11,405	$15,898
Reconciliation of net income to net cash provided by operations
Operating activities of discontinued operations	49	1,112
Gain on sale of discontinued operations	—	(8,953)
Depreciation and amortization	8,989	9,831
Amortization of deferred financing costs	229	229
Deferred income taxes	(909)	6,032
Bad debt expense	477	327
Stock-based compensation	2,304	2,380
Other non-cash items	213	97
Changes in operating items, excluding the effects of acquisitions:
Receivables	(21,916)	(18,526)
Inventories	(2,691)	(7,896)
Prepaid and other	3,820	307
Accounts payable and accrued expenses	19,687	16,214
Other assets	(306)	2,772
Other liabilities	(212)	16
Net cash provided by operating activities	21,139	19,840
Investing activities:
Acquisitions, net of cash acquired	—	(4,336)
Proceeds from sale of business	—	12,826
Capital expenditures	(9,128)	(8,689)
Purchase of investment	(1,321)	(1,111)
Other, net	34	(299)
Net cash used in investing activities	(10,415)	(1,609)
Financing activities:
Acquisition of treasury stock	(5,149)	(1,111)
Proceeds from exercise of employee stock options	83	—
Proceeds from bank borrowings	47,000	56,000
Repayment of notes payable and bank borrowings	(54,500)	(63,500)
Repayment of capital lease obligations	(48)	(984)
Net cash used in financing activities	(12,614)	(9,595)
Net change in cash and equivalents	(1,890)	8,636
Cash and equivalents:
Beginning of period	28,854	21,442
End of period	$26,964	$30,078

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 due to seasonal and other factors.

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother’s Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarter.  The Easter Holiday, which was in the Company’s fourth quarter during fiscal 2012, will fall in the third quarter of fiscal 2013.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2 — Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands, except per share data)

Numerator:
Income from continuing operations	$16,011	$16,576	$11,405	$11,443

Denominator:
Weighted average shares outstanding	64,824	64,841	64,665	64,530
Effect of dilutive securities:
Employee stock options (1)	481	14	532	16
Employee restricted stock awards	1,252	1,195	1,498	1,443
	1,733	1,209	2,030	1,459

Adjusted weighted-average shares and assumed conversions	66,557	66,050	66,695	65,989
Net income per common share from continuing operations
Basic	$0.25	$0.26	$0.18	$0.18
Diluted	$0.24	$0.25	$0.17	$0.17

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.

(1)         The effect of options to purchase 3.1 million and 3.4 million shares during the three and six months ended December 30, 2012 and 7.1 million and 6.7 million shares during the three and six months ended January 1, 2012, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)

Stock options	$131	$293	$237	$550
Restricted stock	1,184	918	2,067	1,830
Total	1,315	1,211	2,304	2,380
Deferred income tax benefit*	919	433	909	871
Stock-based compensation expense, net	$396	$778	$1,395	$1,509

*     During the three months ended December 30, 2012, the Company recognized an income tax benefit related to restricted stock which vested during the quarter at a value higher than the original grant price.  This amount was offset by income tax expense recognized during the three months ended September 30, 2012, which reflected the impact of the expiration of non-qualified stock options.

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)

Marketing and sales	$460	$430	$806	$890
Technology and development	132	123	231	353
General and administrative	723	658	1,267	1,137
Total	$1,315	$1,211	$2,304	$2,380

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2012 (1)	January 1, 2012	December 30, 2012	January 1, 2012

Weighted average fair value of options granted	n/a	$1.85	$2.40	$1.84
Expected volatility	n/a	72.1%	72.1%	72.1%
Expected life	n/a	8.0 yrs	6.4 yrs	8.0 yrs
Risk-free interest rate	n/a	0.90%	0.69%	0.90%
Expected dividend yield	n/a	0.0%	0.0%	0.0%

(1) no options were granted during the three months ended December 30, 2012.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes stock option activity during the six months ended December 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at July 1, 2012	6,711,280	$4.48
Granted	20,000	$3.71
Exercised	(43,000)	$1.84
Forfeited	(1,166,393)	$6.25
Outstanding at December 30, 2012	5,521,887	$4.13	5.1 years	$3,504

Options vested at December 30, 2012	5,400,506	$4.17	5.0 years	$3,357
Exercisable at December 30, 2012	3,634,087	$5.10	3.4 years	$1,175

As of December 30, 2012, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $2.6 million and the weighted average period over which these awards are expected to be recognized was 5.9 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 30, 2012:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2012	3,855,320	$2.37
Granted	1,668,490	$3.55
Vested	(1,591,819)	$2.48
Forfeited	(253,055)	$3.25
Non-vested at December 30, 2012	3,678,936	$2.80

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 30, 2012, there was $9.0 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.8 years.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4 — Acquisitions and Dispositions

Sale and Franchise of Fannie May Retail Stores

On November 21, 2011, the Company and GB Chocolates LLC (GB Chocolates) entered into an agreement whereby the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred recognition of $0.7 million, of the original $0.9 million area development fee associated with the 45 store area development agreement, based upon the number of stores opened by GB Chocolates as of December 30, 2012. The Company will recognize the remaining deferred revenue of $0.7 million on a pro-rata basis, when the conditions for revenue recognition under the area development agreement are met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note in the second quarter of fiscal 2012, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.  The fair value of the promissory note is impacted by estimates relating to the possibility that GB Chocolates opening 45 stores, discounted for present value, and the risk associated with counterparty payment. Changes in these assumptions could result in an increase or decrease in fair value which would impact the income statement. There were no significant changes in these estimates through the second quarter of fiscal 2013.

Acquisition of Flowerama

On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark, with annual revenue of approximately $6.1 million and annual operating income of $0.1 million in its most recent year end prior to acquisition.  The purchase price, which included the acquisition of receivables, inventory, eight retail store locations and certain other assets and related liabilities, was approximately $4.3 million. Of the acquired intangible assets, $2.1 million was assigned to amortizable investment in licenses, which is being amortized over the estimated useful life of 20 years, based upon the estimated remaining life of the franchise agreements. Approximately $2.4 million of purchase price was assigned to goodwill which is not deductible for tax purposes. The acquisition was financed utilizing available cash balances. Flowerama’s net revenues were $1.3 and $2.5 million during the three and six months ended December 30, 2012, respectively, compared to $1.3 and $2.1 million during the three and six months ended January 1, 2012, respectively, and its loss before income taxes was $0.1 million and $0.0 million during the three and six months ended December 30, 2012, respectively, compared to $0.0 for both the three and six months ended January 1, 2012, respectively.

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

	Three Months Ended January 1, 2012	Six Months Ended January 1, 2012
	(in thousands, except per share data)

Net revenues from continuing operations	$240,230	$357,428

Operating income from continuing operations	$24,600	$16,867

Income from continuing operations	$16,582	$11,450

Net income per common share from continuing operations
Basic	$0.26	$0.18
Diluted	$0.25	$0.17

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5 — Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 30, 2012	July 1, 2012
	(in thousands)

Finished goods	$30,049	$26,557
Work-in-process	9,348	10,466
Raw materials	19,038	18,721
	$58,435	$55,744

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

The carrying amount of goodwill is as follows:

	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Total
	(in thousands)

Balance at December 30, 2012 and July 1, 2012	$9,709	$—	$38,192	$47,901

The Company’s other intangible assets consist of the following:

		December 30, 2012			July 1, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$7,420	$5,463	$1,957	$7,420	$5,401	$2,019
Customer lists	3 - 10 years	15,989	10,651	5,338	16,019	9,961	6,058
Other	5 - 8 years	2,538	2,375	163	2,538	2,173	365
		25,947	18,489	7,458	25,977	17,535	8,442

Trademarks with indefinite lives	—	32,954	—	32,954	33,396	—	33,396
Total identifiable intangible assets		$58,901	$18,489	$40,412	$59,373	$17,535	$41,838

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Future estimated amortization expense is as follows: remainder of fiscal 2013 - $0.9 million, fiscal 2014 - $1.4 million, fiscal 2015 - $1.3 million, fiscal 2016 - $1.2 million, fiscal 2017 - $0.7 million and thereafter - $2.0 million.

Note 7 — Investments

Investments are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records these investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that the Company accounted for under the equity method of accounting was $3.7 million as of December 30, 2012 and $3.6 million as of July 1, 2012. This amount is comprised of the Company’s 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made an investment in on May 31, 2012, and is included in Other assets within the Consolidated Balance Sheet. Operating results of Flores Online for the three and six months ended December 30, 2012, in the amount of $0.0 million and $0.1 million, respectively, are included within the Consolidated Statement of Operations within the line item “Interest expense, net.”

All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence, are accounted for under the cost method as they are privately held. Cost method investments are originally recorded at cost, and are included within Other Assets in the Company’s Consolidated Balance Sheets. The aggregate carrying amount of the Company’s cost method investments was $2.8 million as of December 30, 2012 and $1.7 million as of July 1, 2012. In addition, the Company had notes receivable from a company it maintains an investment in of $1.0 million as of December 30, 2012 and $0.9 million as of July 1, 2012.

The Company holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”) whose fair values can be readily determined.

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment.

Note 8 — Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	December 30, 2012	July 1, 2012
	(in thousands)

Term loan (1)	$21,750	$29,250
Revolving line of credit (1)	—	—
Obligations under capital leases (2)	—	6
	21,750	29,256
Less current maturities of long-term debt and obligations under capital leases	17,250	15,756
	$4,500	$13,500

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

The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 30, 2012:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents (money market accounts)	$26,856	$26,856
Trading securities held in a “rabbi trust” (1)	1,332	1,332
Fair value of non-performance promissory note (2)	205			$205
	$28,393	$28,188	$—	$205

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

(2)         Refer to Note 4. Acquisitions and Dispositions — Sale and Franchise of Fannie May Retail Stores for more detail, including the valuation techniques used to calculate fair value. Included in Other assets on the consolidated balance sheet

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of July 1, 2012:

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

Note 10 — Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and six months ended December 30, 2012 was 37.1% and 39.0%, respectively, compared to 39.8% and 39.7% in same periods of the prior year.  The forecasted effective rates for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, permanent differences and a change in uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for fiscal year 2011. The IRS has concluded its federal examination for its fiscal years 2007 through 2009, while Fiscal 2010 remains subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 30, 2012 the Company has an unrecognized tax position of approximately $0.9 million, including accrued interest and penalties of $0.2 million. During the quarter, the Company recorded a gross unrecognized tax position of $0.6 million. The Company believes that approximately $0.6 million of its unrecognized tax positions will be resolved over the next twelve months.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11 — Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•                  Consumer Floral,

•                  BloomNet Wire Service, and

•                  Gourmet Food and Gift Baskets

During the first quarter of fiscal 2012, the Company made the decision to divest its non-strategic wine fulfillment services business, which was previously included within its Gourmet Food & Gift Baskets segment. On September 6, 2011, the Company completed the sale of this business; refer to “Discontinued Operations” below for a further discussion. Consequently, the Company has classified the results of operations of its wine fulfillment services business as a discontinued operation for all periods presented.

	Three Months Ended		Six Months Ended
Net revenues	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)

Segment Net Revenues:
Consumer Floral	$91,826	$91,041	$164,603	$161,181
BloomNet Wire Service	18,734	18,272	38,501	36,777
Gourmet Food & Gift Baskets	142,736	131,100	171,142	159,725
Corporate (**)	200	189	394	376
Intercompany eliminations	(480)	(757)	(756)	(1,016)
Total net revenues	$253,016	$239,845	$373,884	$357,043

	Three Months Ended		Six Months Ended
Operating Income	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)

Segment Contribution Margin (*):
Consumer Floral	$10,286	$9,984	$17,172	$15,951
Bloomnet Wire Service	6,049	5,074	11,845	9,667
Gourmet Food & Gift Baskets (***)	26,868	30,166	24,381	28,240
Segment Contribution Margin Subtotal	43,203	45,224	53,398	53,858
Corporate (**)	(12,674)	(11,915)	(24,858)	(23,380)
Depreciation and amortization	(4,531)	(4,929)	(8,989)	(9,831)
Operating income	$25,998	$28,380	$19,551	$20,647

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

(***) GFGB segment contribution margin during the three and six months ended January 1, 2012 includes a $3.8 million gain on the sale of 17 Fannie May stores, which are being operated as franchised locations post-sale.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12-Discontinued Operations

On September 6, 2011, the Company, through its subsidiary The Winetasting Network, completed the sale of certain assets of its wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The sales price consisted of $12.0 million of cash proceeds at closing, with the potential for an additional $1.5 million upon achieving specified revenue targets during the two year period following the closing date. (Based upon preliminary revenue reports provided by the buyer, the first annual specified revenue target was not achieved.)

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
			(in thousands)

Net revenues from discontinued operations	$—	$––	$—	$2,003

Operating income (loss) from discontinued operations	$—	$—	$—	$(23)

Gain on sale of discontinued operations, net of tax	$—	$—	$—	$4,478

Income from discontinued operations	$—	$63	$—	$4,455

Note 13 — Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  On December 23, 2011, plaintiff filed a notice of voluntary dismissal seeking to dismiss the entire action without prejudice.  The court entered an Order on November 28, 2012, dismissing the case in its entirety.

On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010.  In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party. A consolidated amended complaint was filed by plaintiffs on September 7, 2012, purporting to assert claims substantially similar to those originally asserted.  The Company moved to dismiss the consolidated amended complaint on December 7, 2012.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On December 5, 2012, the same plaintiff from the action voluntarily dismissed in the United States District Court for the Eastern District of New York filed a purported class action complaint in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants, purporting to assert claims substantially similar to those asserted in the consolidated amended complaint.  On January 23, 2013, plaintiffs in the consolidated action filed a motion to transfer and consolidate the action filed on December 5, 2012 with the consolidated action.  The Company intends to defend each of these actions vigorously.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Segment Information

The following table presents the contribution of net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated “EBITDA” (earnings before interest, taxes, depreciation and amortization). Additionally, the table adjusts Segment Contribution Margin to EBITDA, EBITDA excluding stock-based compensation, and Adjusted EBITDA, and reconciles Net Income to EBITDA, EBITDA excluding stock-based compensation, Adjusted EBITDA, and Adjusted Net Income. As noted previously, the Company’s wine fulfillment services business, which had previously been included within its Gourmet Foods & Gift Baskets segment has been classified as discontinued operations and therefore excluded from segment information below.

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)			(dollars in thousands)

Net revenues from continuing operations:
Consumer Floral	$91,826	$91,041	0.9%	$164,603	$161,181	2.1%
BloomNet Wire Service	18,734	18,272	2.5%	38,501	36,777	4.7%
Gourmet Food & Gift Baskets	142,736	131,100	8.9%	171,142	159,725	7.1%
Corporate (*)	200	189	5.8%	394	376	4.8%
Intercompany eliminations	(480)	(757)	36.6%	(756)	(1,016)	25.6%
Total net revenues from continuing operations	$253,016	$239,845	5.5%	$373,884	$357,043	4.7%

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)			(dollars in thousands)
Gross profit from continuing operations:
Consumer Floral	$35,954	$35,524	1.2%	$64,246	$62,213	3.3%
	39.2%	39.0%		39.0%	38.6%

BloomNet Wire Service	9,792	8,992	8.9%	19,592	17,521	11.8%
	52.3%	49.2%		50.9%	47.6%

Gourmet Food & Gift Baskets	58,577	55,650	5.3%	69,782	66,865	4.4%
	41.0%	42.4%		40.8%	41.9%

Corporate (*)	162	160	1.3%	502	289	73.7%
	81.0%	84.7%		127.4%	76.9%

Total gross profit from continuing operations	$104,485	$100,326	4.1%	$154,122	$146,888	4.9%
	41.3%	41.8%		41.2%	41.1%

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)			(dollars in thousands)
Adjusted EBITDA from continuing operations:
Segment Contribution Margin (**)
Consumer Floral	$10,286	$9,984	3.0%	$17,172	$15,951	7.7%
BloomNet Wire Service	6,049	5,074	19.2%	11,845	9,667	22.5%
Gourmet Food & Gift Baskets (***)	26,868	30,166	(10.9)%	24,381	28,240	(13.7)%
Segment Contribution Margin Subtotal	43,203	45,224	(4.5)%	53,398	53,858	(0.9)%
Corporate (*)	(12,674)	(11,915)	(6.4)%	(24,858)	(23,380)	(6.4)%
EBITDA from continuing operations	30,529	33,309	(8.3)%	28,540	30,478	(6.4)%
Add: Stock-based compensation	1,315	1,211	8.6%	2,304	2,380	(3.2)%
EBITDA from continuing operations, excluding stock-based compensation	31,844	34,520	(7.8)%	30,844	32,858	(6.1)%
Less: Gain on sale of stores (***)	—	3,789	—	—	3,789	—
Adjusted EBITDA from continuing operations	$31,844	$30,731	3.6%	$30,844	$29,069	6.1%

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(in thousands)			(in thousands)
Discontinued Operations:
Net revenues	—	—	—	—	$2,003	—
Gross profit	—	—	—	—	$405	—
Contribution margin	—	—	—	—	$(190)	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	$4,478	—
Income from discontinued operations	—	63	—	—	$4,455	—

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)
Reconciliation of Net Income from continuing operations to Adjusted EBITDA from continuing operations (**):
Net income from continuing operations	$16,011	$16,576	$11,405	$11,443
Add:
Interest expense, net	559	849	861	1,671
Depreciation and amortization	4,531	4,929	8,989	9,831
Income tax expense	9,428	10,955	7,285	7,533
EBITDA	30,529	33,309	28,540	30,478
Add: Stock-based compensation	1,315	1,211	2,304	2,380
EBITDA, excluding stock-based compensation	31,844	34,520	30,844	32,858
Less: Gain on sale of stores	—	3,789	—	3,789
Adjusted EBITDA from continuing operations	$31,844	$30,731	$30,844	$29,069

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands, except per share data)
Reconciliation of Net Income and EPS from continuing operations to Adjusted Net Income and EPS from continuing operations:
Net income from continuing operations	$16,011	$16,576	$11,405	$11,443
Less: Gain on sale of stores, net of tax	—	2,281	—	2,281
Adjusted Net Income from continuing operations	$16,011	$14,295	$11,405	$9,162

Net Income per common share from continuing operations
Basic	$0.25	$0.26	$0.18	$0.18
Diluted	$0.24	$0.25	$0.17	$0.17

Adjusted Net Income per common share from continuing operations
Basic	$0.25	$0.22	$0.18	$0.14
Diluted	$0.24	$0.22	$0.17	$0.14

Weighted average shares used in the calculation of net income per common share from continuing operations
Basic	64,824	64,841	64,665	64,530
Diluted	66,537	66,050	66,695	65,989

(*)                            Corporate expenses consist of the Company’s enterprise shared service cost centers including, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, which include stock-based compensation, as they are not directly allocable to a specific segment.

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

(***)              GFGB segment contribution margin during the three and six months ended January 1, 2012 includes a $3.8 million gain on the sale of 17 Fannie May stores, which are being operated as franchised locations post-sale.

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)

Net revenues:
E-Commerce	$172,629	$165,130	4.5%	$254,090	$243,920	4.2%
Other	80,387	74,715	7.6%	119,794	113,123	5.9%
Total net revenues	$253,016	$239,845	5.5%	$373,884	$357,043	4.7%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three and six months ended December 30, 2012, revenues increased by 5.5% and 4.7%, respectively in comparison to the prior year periods as a result of growth across all segments.  This improvement was primarily due to growth within the Gourmet Food and Gift Baskets segment, which was primarily attributable to a rebound in the wholesale gift basket business, after several years of declines, as well as strong e-commerce growth from the Cheryl’s, Fannie May Chocolates and The Popcorn Factory brands, offset in part by lower revenue from the Fannie May retail and wholesale channel, as a result of the 17 store franchise conversion completed in the second quarter of the prior year. Further contributing to the growth during the three and six months ended December 30, 2012 were continued improvements within the Consumer Floral and BloomNet segments, despite the combination of significant economic headwinds, including the impacts of Superstorm Sandy, and the effects of weakening consumer confidence, stemming from worries over the “fiscal cliff.”

E-Commerce revenues increased 4.5% and 4.2% during the three and six months ended December 30, 2012, respectively, in comparison to the prior year periods, due to increased order volume, as the Company fulfilled approximately 3,009,000 and 4,243,000 orders through its e-commerce sales channels (online and telephonic sales) during the three and six months ended December 30, 2012, representing an increase of 6.4% and 5.3% over the same periods of the prior year. The increase in orders was primarily attributable to the Gourmet Food & Gift Baskets segment, and the resulting change in sales mix caused a slight reduction in average order value, which decreased to $57.37 and $59.88 during the three and six months ended December 30, 2012, representing reductions of 1.7% and 1.1% over the respective prior year periods.

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its Consumer Floral and Gourmet Food and Gift Baskets segments, increased 7.6% and 5.9% during the three and six months ended December 30, 2012 in comparison to the prior year periods, primarily as a result of the aforementioned growth within the Gourmet Food and Gift Baskets’ wholesale gift basket business, as well as increased service offerings within the BloomNet Wire Service segment, offset in part by lower revenue from the Fannie May retail and wholesale channel, reflecting economic headwinds, weather impacts and the aforementioned conversion of 17 Fannie May retail stores into franchise operations in the second quarter of the prior year.

The Consumer Floral segment includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the three and six months ended December 30, 2012 increased by 0.9% and 2.1% over the respective prior year periods, despite the impacts on business operations caused by Superstorm Sandy, which affected sales and delivery capabilities throughout the northeast region of the U.S.  The revenue growth within the Consumer Floral segment was also affected by softer consumer demand reflecting declines in the Consumer Confidence Index.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three and six months ended December 30, 2012 increased by 2.5% and 4.7% over the respective prior year periods driven by technology and other service offerings, offset in part by lower wholesale product orders from florists, also reflecting the impact of Superstorm Sandy.

The Gourmet Food & Gift Baskets segment includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Winetasting.com, Stockyards.com and DesignPac.  Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three and six months ended December 30, 2012 increased by 8.9% and 7.1% over the respective prior year periods, primarily as a result of aforementioned growth within the wholesale gift basket business during the holiday season, as well as strong e-commerce growth from Cheryl’s baked gifts, Fannie May Chocolates and The Popcorn Factory, offset in part by lower revenue from Fannie May’s retail and wholesale channels, as a result of economic headwinds, poor weather during the holiday selling season, and store count reductions due to the 17 store franchise conversion completed in second quarter of the prior year.

The Company expects to achieve annual revenue growth in Fiscal 2013 across all of its business segments, with consolidated revenue growth in the mid-single-digit range.

Gross Profit

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)

Gross profit	$104,485	$100,326	4.1%	$154,122	$146,888	4.9%
Gross margin %	41.3%	41.8%		41.2%	41.1%

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

Gross profit increased by 4.1% and 4.9%, respectively, during the three and six months ended December 30, 2012, in comparison to the prior year periods, primarily as a result of the aforementioned revenue growth across all segments, combined with improved gross margin percentage within the Consumer Floral and BloomNet WireService segments. Overall gross margin percentage for the six months ended December 30, 2012 was consistent with the prior year, while gross margin for the three months ended December 30, 2012 decreased to 41.3% primarily as a result of sales mix within the Gourmet Food & Gift Baskets segment, reflecting strong growth within the wholesale gift basket business.

Consumer Floral segment gross profit increased by 1.2% and 3.3%, respectively, during the three and six months ended December 30, 2012, in comparison to the prior year periods, due to the revenue growth described above, combined with higher gross margin percentages achieved through improved product sourcing and logistics.

BloomNet Wire Service segment gross profit increased by 8.9% and 11.8%, respectively, during the three and six months ended December 30, 2012 in comparison to the prior year periods, due to the above mentioned revenue growth, combined with increased gross margin percentages due to the mix of higher margin service offerings including increased technology and other service offerings.

The Gourmet Food & Gift Baskets segment gross profit increased by 5.3% and 4.4%, respectively, during the three and six months ended December 30, 2012 in comparison to the prior year periods, due to the aforementioned sales growth, including the wholesale gift basket business, which also had the effect of reducing gross margin percentage as a result of the impact this growth had on sales mix within the segment.  Further negatively impacting the gross margin percentages were operational issues associated with the relocation of a warehouse and distribution facility prior to the holiday season.

During the remainder of fiscal 2013, the Company expects its gross margin percentage will improve in comparison to fiscal 2012 as a result of continued improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)

Marketing and sales	$54,901	$53,020	3.5%	$87,891	$85,302	3.0%
Percentage of net revenues	21.7%	22.1%		23.5%	23.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 3.5% and 3.0%, respectively, during the three and six  months ended December 30, 2012 in comparison to the prior year periods, as a result of: (i) variable costs associated with the increase in revenue, (ii) increased advertising, primarily by the Consumer Floral and Gourmet Food & Gift Baskets segments in order to continue to drive cost-efficiently revenue growth, and (iii) increased labor due to several growth initiatives, offset in part by the conversion of 17 Fannie May retail stores into franchise operations.  As a percentage of net revenues, marketing and sales expense decreased 40 basis points during both the three and six months ended December 30, 2012 in comparison to the same periods of the prior year, reflecting the Company’s continued focus on improving its merchandising programs, re-focusing its marketing messages, and enhancing the efficiency of its advertising efforts, while leveraging its infrastructure.

During the three and six months ended December 30, 2012 the Company added approximately 642,000 and 994,000 new e-commerce customers.  Of the 1,641,000 and 2,446,000 total customers who placed e-commerce orders during the three and six months ended December 30, 2012, approximately 61% and 59% represented repeat customers.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)

Technology and development	$5,376	$4,854	10.8%	$10,791	$9,606	12.3%
Percentage of net revenues	2.1%	2.0%		2.9%	2.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three and six months ended December 30, 2012, technology and development expense increased by 10.8% and 12.3%, respectively,  compared to the same periods of the prior year, due to labor and consulting costs associated with strategic supply chain and architecture improvements to the Company’s multi-branded websites, and an increase in platform maintenance costs.

During the three and six months ended December 30, 2012, the Company expended $8.5 million and $16.8 million, respectively, on technology and development, of which $3.1 million and $6.0 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)

General and administrative	$13,679	$12,932	5.8%	$26,900	$25,291	6.4%
Percentage of net revenues	5.4%	5.4%		7.2%	7.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 5.8% and 6.4% during the three and six months ended December 30, 2012, compared to the prior year periods, as a result of increased professional fees and insurance costs, as well as the impact of annual wage increases.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)

Depreciation and amortization	$4,531	$4,929	(8.1)%	$8,989	$9,831	(8.6)%
Percentage of net revenues	1.8%	2.1%		2.4%	2.8%

Depreciation and amortization expense decreased by 8.1% and 8.6%, respectively, during the three and six months ended December 30, 2012 in comparison to the same periods of the prior year, as a result of the Company’s efforts to reduce capital expenditures as the Company continues to leverage its technology platform.

Interest Expense, net

	Three Months Ended			Six Months Ended
	December 30, 2012	January 1, 2012	% Change	December 30, 2012	January 1, 2012	% Change
	(dollars in thousands)

Interest expense, net	$559	$849	(34.2)%	$861	$1,671	(48.5)%

Interest expense, net consists primarily of interest expense, and amortization of deferred financing costs attributable to the Company’s long-term debt and revolving line of credit, net of income earned on the Company’s available cash balances and earnings from the Company’s non-controlling interest in a foreign subsidiary.

Net interest expense decreased during the three and six months ended December 30, 2012 in comparison to the respective prior year periods, due to the scheduled repayments of amounts outstanding under the Company’s term loans and reduced borrowing costs.

Income Taxes

The Company recorded income tax expense from continuing operations of $9.4 million and $7.3 million during the three and six months ended December 30, 2012, respectively, compared to $11.0 million and $7.5 million in the respective prior year periods.  The Company’s effective tax rate from continuing operations for the three and six months ended December 30, 2012, was 37.1% and 39.0%, respectively, compared to 39.8% and 39.7% in the respective prior year periods.   These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, permanent differences, and a change to uncertain tax positions.

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

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)

Net revenues from discontinued operations	$—	$—	$—	$2,003
Gross profit from discontinued operations	$—	$—	$—	$405
EBITDA from discontinued operations	$—	$—	$—	$(190)
Gain on sale of discontinued operations, net of tax	$—	$—	$—	$4,478
Income from discontinued operations	$—	$63	$—	$4,455

Liquidity and Capital Resources

At December 30, 2012, the Company had working capital of $28.1 million, including cash and equivalents of $27.0 million, compared to working capital of $29.7 million, including cash and equivalents of $28.9 million, at July 1, 2012.

Net cash provided by operating activities of $21.1 million for the six months ended December 30, 2012 was primarily due to the Company’s net income, adjusted for non-cash charges related to depreciation and amortization and stock-based compensation, slightly offset by seasonal changes in working capital, which included seasonal increases in accounts receivable related to the December holiday selling season, offset by increases in accounts payable for the upcoming Valentine’s Day/spring selling season.

Net cash used in investing activities of $10.4 million for the six months ended December 30, 2012 was primarily attributable to capital expenditures, primarily related to the Company’s technology infrastructure and the purchase of minority interests in two privately held floral operators.

Net cash used in financing activities of $12.6 million for the six months ended December 30, 2012 was primarily due to the repayment of bank borrowings on outstanding term-loan debt, as well as the acquisition of $5.1 million of treasury stock under the Company’s stock repurchase plan.  All revolving credit facility borrowings used to finance working capital needs leading up to the December holiday selling season were repaid by the end of the fiscal second quarter.

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

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 30, 2012, $3.4 million remains authorized but unused.

At December 30, 2012, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 — 2 years	3 — 5 years	More than 5 years

Long-term debt and capital lease obligations, including interest	$22,672	$18,111	$4,561	$—	$—
Operating lease obligations	56,109	12,975	17,922	13,268	11,944
Sublease obligations	3,427	1,607	1,378	442	—
Purchase commitments (*)	28,713	28,713	—	—	—
Total	$110,921	$61,406	$23,861	$13,710	$11,944

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

If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 is not expected to have a material impact on the company’s financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of December 30, 2012, the Company’s outstanding debt, including current maturities, approximated $21.8 million.

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

Each 50 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three and six months ended December 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  On December 23, 2011, plaintiff filed a notice of voluntary dismissal seeking to dismiss the entire action without prejudice.  The court entered an Order on November 28, 2012, dismissing the case in its entirety.

On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010.  In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party. A consolidated amended complaint was filed by plaintiffs on September 7, 2012, purporting to assert claims substantially similar to those originally asserted.  The Company moved to dismiss the consolidated amended complaint on December 7, 2012.

On December 5, 2012, the same plaintiff from the action voluntarily dismissed in the United States District Court for the Eastern District of New York filed a purported class action complaint in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants, purporting to assert claims substantially similar to those asserted in the consolidated amended complaint.  On January 23, 2013, plaintiffs in the consolidated action filed a motion to transfer and consolidate the action filed on December 5, 2012 with the consolidated action.  The Company intends to defend each of these actions vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2013, which includes the period July 2, 2012 through December 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

7/2/12 — 7/29/12	—	$—	—	$8,548
7/30/12 — 8/26/12	5.3	$3.74	5.3	$8,528
8/27/12 — 9/30/12	241.7	$3.86	241.7	$7,595
10/01/12 — 10/28/12	289.4	$3.55	289.4	$6,567
10/29/12 — 11/25/12	565.9	$3.39	565.9	$4,647
11/26/12 — 12/30/12	371.7	$3.36	371.7	$3,399
Total	1,474.0	$3.47	1,474.0

On January 21, 2008, the Company’s Board of Directors authorized an increase to its stock repurchase plan which, when added to the funds remaining on its earlier authorization, increased the amount available for repurchase to $15.0 million. Any such purchases could be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of December 30, 2012, $3.4 million remains authorized but unused.

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: February 8, 2013	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: February 8, 2013	/s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer