Form 10-Q
period 2013-03-31
1 800 FLOWERS COM INC
filed 2013-05-10
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

26,979,233

(Number of shares of Class A common stock outstanding as of May 1, 2013)

36,858,465

(Number of shares of Class B common stock outstanding as of May 1, 2013)

1-800-FLOWERS.COM, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. — CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2013	July 1, 2012
	(unaudited)
Assets
Current assets:
Cash and equivalents	$17,004	$28,854
Receivables, net	24,706	14,968
Inventories	59,877	55,744
Deferred tax assets	6,332	4,993
Prepaid and other	6,221	8,447
Current assets of discontinued operations	—	100
Total current assets	114,140	113,106

Property, plant and equipment, net	51,365	48,669
Goodwill	47,901	47,901
Other intangibles, net	43,944	41,838
Deferred tax assets	2,822	2,824
Other assets	9,353	7,875
Total assets	$269,525	$262,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,537	$17,619
Accrued expenses	55,412	49,900
Current maturities of long-term debt and obligations under capital leases	18,000	15,756
Current liabilities of discontinued operations	—	110
Total current liabilities	93,949	83,385

Long-term debt and obligations under capital leases	—	13,500
Other liabilities	5,242	3,580
Total liabilities	99,191	100,465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized; 36,121,677 and 34,465,207 shares issued at March 31, 2013 and July 1, 2012, respectively	361	344
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,138,465 shares issued at March 31, 2013 and July 1, 2012	421	421
Accumulated other comprehensive loss	—	(17)
Additional paid-in capital	297,243	293,814
Retained deficit	(82,215)	(96,258)
Treasury stock, at cost — 9,142,444 and 6,767,166 Class A shares at March 31, 2013 and July 1, 2012, respectively, and 5,280,000 Class B shares at March 31, 2013 and July 1, 2012	(45,476)	(36,556)
Total stockholders’ equity	170,334	161,748
Total liabilities and stockholders’ equity	$269,525	$262,213

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net revenues	$192,624	$179,659	$566,508	$536,702
Cost of revenues	112,221	106,620	331,983	316,775
Gross profit	80,403	73,039	234,525	219,927
Operating expenses:
Marketing and sales	51,836	48,598	139,727	133,900
Technology and development	5,624	5,646	16,415	15,252
General and administrative	13,998	13,766	40,898	39,057
Depreciation and amortization	4,849	4,874	13,838	14,705
Total operating expenses	76,307	72,884	210,878	202,914
Gain on sale of stores	—	—	—	3,789
Operating income	4,096	155	23,647	20,802
Interest expense, net	227	319	1,088	1,990
Income (loss) from continuing operations before income taxes	3,869	(164)	22,559	18,812
Income tax expense (benefit) from continuing operations	1,231	(215)	8,516	7,318
Income from continuing operations	2,638	51	14,043	11,494
Operating loss from discontinued operations, net of tax	—	—	—	(22)
Gain (loss) on sale of discontinued operations, net of tax	—	(136)	—	4,342
Income (loss) from discontinued operations	—	(136)	—	4,320
Net income (loss)	$2,638	$(85)	$14,043	$15,814

Basic net income per common share:
From continuing operations	$0.04	$0.00	$0.22	$0.18
From discontinued operations	0.00	0.00	0.00	0.07
Net income per common share	$0.04	$0.00	$0.22	$0.24

Diluted net income per common share:
From continuing operations	$0.04	$0.00	$0.21	$0.17
From discontinued operations	0.00	0.00	0.00	0.07
Net income per common share	$0.04	$0.00	$0.21	$0.24

Weighted average shares used in the calculation of net income per common share
Basic	64,256	64,988	64,528	64,683
Diluted	66,111	66,299	66,647	66,257

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)

Net income	$2,638	$(85)	$14,043	$15,814
Other comprehensive income	—	32	17	132
Comprehensive income	$2,638	$(53)	$14,060	$15,946

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	March 31, 2013	April 1, 2012
Operating activities:
Net income	$14,043	$15,814
Reconciliation of net income to net cash provided by operations
Operating activities of discontinued operations	(10)	1,927
Gain on sale of discontinued operations	—	(8,733)
Depreciation and amortization	13,839	14,705
Amortization of deferred financing costs	343	343
Deferred income taxes	(1,337)	5,720
Bad debt expense	762	692
Stock-based compensation	3,397	3,736
Other non-cash items	213	(22)
Changes in operating items, excluding the effects of acquisitions:
Receivables	(10,500)	(9,709)
Inventories	(4,133)	(7,670)
Prepaid and other	2,226	804
Accounts payable and accrued expenses	7,694	2,489
Other assets	(464)	1,604
Other liabilities	662	1,187
Net cash provided by operating activities	26,735	22,887
Investing activities:
Acquisitions, net of cash acquired	(2,000)	(4,336)
Proceeds from sale of business	—	12,826
Capital expenditures	(15,118)	(11,986)
Purchase of investment	(1,337)	(1,111)
Other, net	22	(271)
Net cash used in investing activities	(18,433)	(4,878)
Financing activities:
Acquisition of treasury stock	(8,921)	(1,925)
Proceeds from exercise of employee stock options	67	—
Proceeds from bank borrowings	47,000	56,000
Repayment of notes payable and bank borrowings	(58,250)	(67,250)
Repayment of capital lease obligations	(48)	(1,400)
Net cash used in financing activities	(20,152)	(14,575)
Net change in cash and equivalents	(11,850)	3,434
Cash and equivalents:
Beginning of period	28,854	21,442
End of period	$17,004	$24,876

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and notes required by accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 due to seasonal and other factors.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2012.

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother’s Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarter.  The Easter Holiday, which was in the Company’s fourth quarter during fiscal 2012, is in the third quarter of fiscal 2013.

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

Note 2 — Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands, except per share data)
Numerator:
Income from continuing operations	$2,638	$51	$14,043	$11,494

Denominator:
Weighted average shares outstanding	64,256	64,988	64,528	64,683
Effect of dilutive securities:
Employee stock options (1)	769	65	610	20
Employee restricted stock awards	1,086	1,246	1,509	1,554
	1,855	1,311	2,119	1,574

Adjusted weighted-average shares and assumed conversions	66,111	66,299	66,647	66,257

Net income per common share from continuing operations
Basic	$0.04	$0.00	$0.22	$0.18
Diluted	$0.04	$0.00	$0.21	$0.17

Basic net income per common share from continuing operations is computed using the weighted average number of common shares outstanding during the period. Diluted net income from continuing operations per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.

(1)         The effect of options to purchase 1.8 million and 3.2 million shares during the three and nine months ended March 31, 2013 and 5.5 million and 5.6 million shares during the three and nine months ended April 1, 2012, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 3 — Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)

Stock options	$116	$316	$353	$866
Restricted stock	977	1,040	3,044	2,870
Total	1,093	1,356	3,397	3,736
Deferred income tax benefit*	301	502	1,210	1,373
Stock-based compensation expense, net	$792	$854	$2,187	$2,363

*     Tax benefit during the three and nine months ended March 31, 2013, reflects the net impact of the expiration of non-qualified stock options.

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)

Marketing and sales	$383	$474	$1,189	$1,364
Technology and development	109	136	340	489
General and administrative	601	746	1,868	1,883
Total	$1,093	$1,356	$3,397	$3,736

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013 (1)	April 1, 2012	March 31, 2013	April 1, 2012

Weighted average fair value of options granted	n/a	$2.01	$2.40	$1.84
Expected volatility	n/a	72.1%	72.1%	72.1%
Expected life	n/a	8.0 yrs	6.4 yrs	8.0 yrs
Risk-free interest rate	n/a	0.90%	0.69%	0.90%
Expected dividend yield	n/a	0.0%	0.0%	0.0%

(1)         no options were granted during the three months ended March 31, 2013.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes stock option activity during the nine months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at July 1, 2012	6,711,280	$4.48
Granted	20,000	$3.71
Exercised	(53,266)	$2.03
Forfeited	(1,782,093)	$6.23
Outstanding at March 31, 2013	4,855,921	$3.85	5.3 years	$8,653

Options vested at March 31, 2013	4,719,434	$3.90	5.2 years	$8,286
Exercisable at March 31, 2013	3,634,087	$5.10	3.6 years	$3,777

As of March 31, 2013, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $2.4 million and the weighted average period over which these awards are expected to be recognized was 5.7 years.

The Company grants shares of common stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions (Restricted Stock Awards). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2012	3,855,320	$2.37
Granted	1,668,490	$3.55
Vested	(1,603,204)	$2.48
Forfeited	(442,431)	$3.21
Non-vested at March 31, 2013	3,478,378	$2.78

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 31, 2013, there was $7.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.6 years.

Note 4 — Acquisitions and Dispositions

Acquisition of 1-800-Flowers’ European trademarks

On March 11, 2013, the Company acquired the European rights to various derivations of the 1-800-Flowers’ tradename, trademark, URL’s and telephone numbers from Flowerscorp Pty Ltd. for a purchase price of $4.0 million. The purchase agreement requires payment of $2.0 million on March 11, 2013, and $1.0 million on each of the first and second anniversary dates of the acquisition.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Sale and Franchise of Fannie May Retail Stores

On November 21, 2011, the Company and GB Chocolates LLC (GB Chocolates) entered into an agreement whereby the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores by December 2014.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred recognition of $0.7 million, of the original $0.9 million area development fee associated with the 45 store area development agreement, based upon the number of stores opened by GB Chocolates as of March 31, 2013. The Company will recognize the remaining deferred revenue of $0.7 million on a pro-rata basis, when the conditions for revenue recognition under the area development agreement are met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note in the second quarter of fiscal 2012, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.  The fair value of the promissory note is impacted by estimates relating to the probability that GB Chocolates will open 45 stores, discounted for present value, and the risk associated with counterparty payment. Changes in these assumptions could result in an increase or decrease in fair value which would impact the income statement. There were no significant changes in these estimates through the third quarter of fiscal 2013.

Acquisition of Flowerama

On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark, with annual revenue of approximately $6.1 million and annual operating income of $0.1 million in its most recent year end prior to acquisition.  The purchase price, which included the acquisition of receivables, inventory, eight retail store locations and certain other assets and related liabilities, was approximately $4.3 million. Of the acquired intangible assets, $2.1 million was assigned to amortizable investment in licenses, which is being amortized over the estimated useful life of 20 years, based upon the estimated remaining life of the franchise agreements. Approximately $2.4 million of purchase price was assigned to goodwill which is not deductible for tax purposes. The acquisition was financed utilizing available cash balances. Flowerama’s net revenues were $4.1 million during the nine months ended March 31, 2013, compared to $4.2 million during the nine months ended April 1, 2012, and its earnings before income taxes was $0.2 million during the nine months ended March 31, 2013 and April 1, 2012.

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

Nine Months Ended April 1, 2012
(in thousands, except per share data)

Net revenues from continuing operations	$537,175

Operating income from continuing operations	$20,603

Income from continuing operations	$11,374

Net income per common share from continuing operations:
Basic	$0.18
Diluted	$0.17

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5 — Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured  finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 31, 2013	July 1, 2012
	(in thousands)

Finished goods	$32,395	$26,557
Work-in-process	8,317	10,466
Raw materials	19,165	18,721
	$59,877	$55,744

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

The carrying amount of goodwill is as follows:

	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)

Balance at March 31, 2013 and July 1, 2012	$9,709	$—	$38,192	$47,901

(1)         The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the GFGB segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

		March 31, 2013			July 1, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$7,420	$5,489	$1,931	$7,420	$5,401	$2,019
Customer lists	3 - 10 years	15,989	10,993	4,996	16,019	9,961	6,058
Other	5 - 8 years	2,538	2,475	63	2,538	2,173	365
		25,947	18,957	6,990	25,977	17,535	8,442

Trademarks with indefinite lives	—	36,954	—	36,954	33,396	—	33,396
Total identifiable intangible assets		$62,901	$18,957	$43,944	$59,373	$17,535	$41,838

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Future estimated amortization expense is as follows: remainder of fiscal 2013 - $0.4 million, fiscal 2014 - $1.4 million, fiscal 2015 - $1.3 million, fiscal 2016 - $1.2 million, fiscal 2017 - $0.7 million and thereafter - $2.0 million.

Note 7 — Investments

Investments are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records these investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that the Company accounted for under the equity method of accounting was $3.7 million as of March 31, 2013 and $3.6 million as of July 1, 2012. This amount is comprised of the Company’s 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made an investment in on May 31, 2012, and is included in Other assets within the Consolidated Balance Sheet. Operating results of Flores Online for the three and nine months ended March 31, 2013 were not material.

All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence, are accounted for under the cost method as they are privately held. Cost method investments are originally recorded at cost, and are included within Other Assets in the Company’s Consolidated Balance Sheets. The aggregate carrying amount of the Company’s cost method investments was $2.8 million as of March 31, 2013 and $1.7 million as of July 1, 2012. In addition, the Company had notes receivable from a company it maintains an investment in of $1.8 million as of March 31, 2013 and $0.9 million as of July 1, 2012.

The Company holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”) whose fair values can be readily determined.

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment.

Note 8 — Long-Term Debt

The Company’s long-term debt and obligations under capital leases consist of the following:

	March 31, 2013	July 1, 2012
	(in thousands)

Term loan (1)	$18,000	$29,250
Revolving line of credit (1)	—	—
Obligations under capital leases (2)	—	6
	18,000	29,256
Less current maturities of long-term debt and obligations under capital leases	18,000	15,756
Long-term debt and obligations under capital leases	$0	$13,500

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

On April 10, 2013, the Company entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revises certain financial and non-financial covenants, including the maintenance of certain financial ratios. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin.  On April 10, 1023, the Company borrowed approximately $19.0 million against the 2013 Credit Facility to repay the $18.0 million balance outstanding under its term loan and to pay related financing costs.

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

The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

		Fair Value Measurements Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents (money market accounts)	$12,265	$12,265
Trading securities held in a “rabbi trust” (1)	1,573	1,573
Fair value of non-performance promissory note (2)	205			$205
	$14,043	$13,838	$—	$205

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

(2)         Refer to Note 4. Acquisitions and Dispositions — Sale and Franchise of Fannie May Retail Stores for more detail, including the valuation techniques used to calculate fair value. Included in Other assets on the consolidated balance sheet.

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

(2)         Refer to Note 4. Acquisitions and Dispositions — Sale and Franchise of Fannie May Retail Stores. Included in Other assets on the consolidated balance sheet.

(3)         Included in Other liabilities on the consolidated balance sheet.

Note 10 — Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and nine months ended March 31, 2013 was 31.8% and 37.7%, respectively, compared to 131.1% and 38.9% in same periods of the prior year.  The forecasted effective rates for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, permanent differences and a change in uncertain tax positions.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 31, 2013 the Company has an unrecognized tax position of approximately $0.8 million, including accrued interest and penalties of $0.2 million. During the nine months ended March 31, 2013, the Company recorded a gross unrecognized tax position of $0.6 million, of which $0.1million was resolved during the quarter ended March 31, 2013. The Company believes that an additional $0.5 million of its unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)
Net revenues

Segment Net Revenues:
Consumer Floral	$121,005	$112,987	$285,608	$274,168
BloomNet Wire Service	22,819	24,060	61,320	60,837
Gourmet Food & Gift Baskets	49,341	43,104	220,483	202,829
Corporate (**)	200	199	594	575
Intercompany eliminations	(741)	(691)	(1,497)	(1,707)
Total net revenues	$192,624	$179,659	$566,508	$536,702

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)
Operating Income

Segment Contribution Margin (*):
Consumer Floral	$13,902	$10,948	$31,074	$26,899
Bloomnet Wire Service	6,952	6,258	18,797	15,925
Gourmet Food & Gift Baskets (***)	970	948	25,351	29,188
Segment Contribution Margin Subtotal	21,824	18,154	75,222	72,012
Corporate (**)	(12,879)	(13,125)	(37,737)	(36,505)
Depreciation and amortization	(4,849)	(4,874)	(13,838)	(14,705)
Operating income	$4,096	$155	$23,647	$20,802

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(***) GFGB segment contribution margin during the nine months ended April 1, 2012 includes a $3.8 million gain on the sale of 17 Fannie May stores, which are being operated as franchised locations post-sale.

Note 12-Discontinued Operations

On September 6, 2011, the Company, through its subsidiary The Winetasting Network, completed the sale of certain assets of its wine fulfillment services business in order to focus on its core Direct-to-Consumer wine business. The sales price consisted of $12.0 million of cash proceeds at closing, with the potential for an additional $1.5 million upon achieving specified revenue targets during the two year period following the closing date. (The first annual specified revenue target was not achieved.)

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)

Net revenues from discontinued operations	$—	$—	$—	$2,003

Operating loss from discontinued operations	$—	$—	$—	$(232)

Gain (loss) on sale of discontinued operations, net of tax	$—	$(136)	$—	$4,342

Income (loss) from discontinued operations	$—	$(136)	$—	$4,320

Note 13 — Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  On December 23, 2011, plaintiff filed a notice of voluntary dismissal seeking to dismiss the entire action without prejudice.  The court entered an Order on November 28, 2012, dismissing the case in its entirety. This case was subsequently refiled in the United States District Court for the District of Connecticut.

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

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	January 1, 2012	% Change
	(dollars in thousands)			(dollars in thousands)
Net revenues from continuing operations:
Consumer Floral	$121,005	$112,987	7.1%	$285,608	$274,168	4.2%
BloomNet Wire Service	22,819	24,060	(5.2)%	61,320	60,837	0.8%
Gourmet Food & Gift Baskets	49,341	43,104	14.5%	220,483	202,829	8.7%
Corporate (*)	200	199	0.5%	594	575	3.3%
Intercompany eliminations	(741)	(691)	(7.2)%	(1,497)	(1,707)	12.3%
Total net revenues from continuing operations	$192,624	$179,659	7.2%	$566,508	$536,702	5.6%

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)			(dollars in thousands)
Gross profit from continuing operations:
Consumer Floral	$48,455	$44,045	10.0%	$112,701	$106,258	6.1%
	40.0%	39.0%		39.5%	38.8%
BloomNet Wire Service	11,382	10,733	6.0%	30,974	28,254	9.6%
	49.9%	44.6%		50.5%	46.4%
Gourmet Food & Gift Baskets	20,418	18,116	12.7%	90,200	84,981	6.1%
	41.4%	42.0%		40.9%	41.9%
Corporate (*)	148	145	2.1%	650	434	49.8%
	74.0%	72.9%		109.4%	75.6%
Total gross profit from continuing operations	$80,403	$73,039	10.1%	$234,525	$219,927	6.6%
	41.7%	40.7%		41.4%	41.0%

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)			(dollars in thousands)
Adjusted EBITDA from continuing operations:
Segment Contribution Margin (**)
Consumer Floral	$13,902	$10,948	27.0%	$31,074	$26,899	15.5%
BloomNet Wire Service	6,952	6,258	11.1%	18,797	15,925	18.0%
Gourmet Food & Gift Baskets (***)	970	948	2.3%	25,351	29,188	(13.1)%
Segment Contribution Margin Subtotal	21,824	18,154	20.2%	75,222	72,012	4.5%
Corporate (*)	(12,879)	(13,125)	1.9%	(37,737)	(36,505)	(3.4)%
EBITDA from continuing operations	8,945	5,029	77.9%	37,485	35,507	5.6%
Add: Stock-based compensation	1,093	1,356	(19.4)%	3,397	3,736	(9.1)%
EBITDA from continuing operations, excluding stock-based compensation	10,038	6,385	57.2%	40,882	39,243	4.2%
Less: Gain on sale of stores (***)	—	—	—	—	3,789	—
Adjusted EBITDA from continuing operations	$10,038	$6,385	57.2%	$40,882	$35,454	15.3%

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(in thousands)			(in thousands)
Discontinued Operations:
Net revenues	—	—	—	—	$2,003	—
Gross profit	—	—	—	—	$405	—
Contribution margin	—	—	—	—	$(190)	—
Gain (loss) on sale of discontinued operations, net of tax	—	(136)	—	—	$4,342	—
Income from discontinued operations	—	(136)	—	—	$4,320	—

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)
Reconciliation of Net Income from continuing operations to Adjusted EBITDA from continuing operations (**):
Net income from continuing operations	$2,638	$51	$14,043	$11,494
Add:
Interest expense, net	227	319	1,088	1,990
Depreciation and amortization	4,849	4,874	13,838	14,705
Income tax expense	1,231	—	8,516	7,318
Less:
Income tax benefit	—	215	—	—
EBITDA	8,945	5,029	37,485	35,507
Add: Stock-based compensation	1,093	1,356	3,397	3,736
EBITDA, excluding stock-based compensation	10,038	6,385	40,882	39,243
Less: Gain on sale of stores	—	—	—	3,789
Adjusted EBITDA from continuing operations	$10,038	$6,385	$40,882	$35,454

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands, except per share data)
Reconciliation of Net Income and EPS from continuing operations to Adjusted Net Income and EPS from continuing operations:
Net income from continuing operations	$2,638	$51	$14,043	$11,494
Less: Gain on sale of stores, net of tax (***)	—	—	—	2,315
Adjusted Net Income from continuing operations	$2,638	$51	$14,043	$9,179

Net Income per common share from continuing operations
Basic	$0.04	$0.00	$0.22	$0.18
Diluted	$0.04	$0.00	$0.21	$0.17

Adjusted Net Income per common share from continuing operations
Basic	$0.04	$0.00	$0.22	$0.14
Diluted	$0.04	$0.00	$0.21	$0.14

Weighted average shares used in the calculation of net income per common share from continuing operations
Basic	64,256	64,988	64,528	64,683
Diluted	66,111	66,299	66,647	66,257

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

(***)  GFGB segment contribution margin during the nine months ended April 1, 2012 includes a $3.8 million gain on the sale ($2.3 million, net of tax) of 17 Fannie May stores, which are being operated as franchised locations post-sale.

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$144,888	$132,190	9.6%	$398,978	$376,110	6.1%
Other	47,736	47,469	0.6%	167,530	160,592	4.3%
Total net revenues	$192,624	$179,659	7.2%	$566,508	$536,702	5.6%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three months ended March 31, 2013, revenues increased by 7.2% in comparison to the prior year period as a result of: (i) growth within the Consumer Floral segment, driven by a strong Valentine’s Day holiday by the 1-800-Flowers.com brand, as well as the shift of the Easter holiday into the third quarter, compared with the prior year when Easter fell in the fourth quarter, and (ii) growth within the Gourmet Food & Gift Baskets category driven primarily by the shift of the Easter holiday, as well as the launch of the Fannie May Berries line of chocolate covered strawberries.  This growth was partially offset by lower revenues with the BloomNet Wire Service segment, which is discussed in more detail below. During the nine months ended March 31, 2013, revenues increased by 5.6% in comparison to the prior year period as a result of growth across all segments. As noted above, the Consumer Floral segment growth is largely attributable to a strong Valentine’s Day holiday, aided by the shift of the Easter holiday, while the Gourmet Food and Gift Baskets segment, was primarily attributable to a rebound in the wholesale gift basket business during the second quarter holiday season, after several years of declines, as well as strong e-commerce growth from the Cheryl’s, Fannie May Chocolates and The Popcorn Factory brands, and the shift of the Easter holiday, offset in part by lower revenue from the Fannie May retail and wholesale channel, which is partially the result of the 17 store franchise conversion completed in the second quarter of the prior year.  Excluding the impact of the shift in the timing of the Easter holiday, revenues increased by 3.6% and 4.3% during the three and nine months ended March 31, 2013, respectively.

E-Commerce revenues increased 9.6% and 6.1% during the three and nine months ended March 31, 2013, respectively, in comparison to the prior year periods, due to increased order volume, as the Company fulfilled approximately 2,318,000 and 6,561,000 orders through its e-commerce sales channels (online and telephonic sales) during the three and nine months ended March 31, 2013, representing an increase of 13.7% and 8.1% over the same periods of the prior year. These increases were primarily attributable to: (i) continued improved performance of the 1-800-Flowers brand, especially during the Valentine’s Day holiday, (ii) increased order volume within the Gourmet Food & Gift Baskets segment during the Christmas Holiday season, as well as from the launch of the Fannie May Berries line of chocolate dipped strawberries, and (iii) the aforementioned shift of the Easter holiday. Average order value decreased slightly to $62.50 and $60.81 during the three and nine months ended March 31, 2013, representing reductions of 3.6% and 1.9% over the respective prior year periods as a result of product and segment mix due to the shift of the Easter holiday, as well as an increase in lower price point gifts within the Gourmet Food & Gift Baskets category as a result of the Company’s strategy to increase customer purchase frequency through “social gifting” programs.

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its Consumer Floral and Gourmet Food and Gift Baskets segments, increased 0.6% during the three months ended March 31, 2013 in comparison to the prior year period, as a result of the growth within the Gourmet Food and Gift Baskets’ wholesale business, partially offset by a decline in BloomNet wholesale product revenues. Other revenues increased 4.3% during the nine months ended March 31, 2013, in comparison to the prior year period, primarily as a result of growth within the Gourmet Food and Gift Baskets’ wholesale gift basket business during the second quarter, as well as membership services growth within the BloomNet WireService segment, partially offset by a decrease in Fannie May retail store sales, resulting from the aforementioned conversion of 17 stores into franchise operations in the second quarter of the prior year

The Consumer Floral segment includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the three and nine months ended March 31, 2013 increased by 7.1% and 4.2% over the respective prior year periods, as a result of the continued improvement within the flagship 1-800-Flowers brand, especially during the Valentine’s Day holiday, due in part to the favorable Thursday day placement, compared to the prior year when Valentine’s Day fell on Tuesday, as well as the shift of the Easter holiday.  Excluding the impact of the shift in the timing of the Easter holiday, Consumer Floral revenues increased by 5.2% and 3.4% during the three and nine months ended March 31, 2013, respectively.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three months ended March 31, 2013 decreased by 5.2% over the prior year period reflecting changes in the mix of products, services and order volumes, as well as lower revenue of wholesale products to florists.  Net revenues during the nine months ended March 31, 2013 increased by 0.8% over the prior year period, due to increases in technology and other service offerings, offset in part by lower order volumes and wholesale product sales to florists.

The Gourmet Food & Gift Baskets segment includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Winetasting.com, Stockyards.com and DesignPac.  Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, wine gifts and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three and nine months ended March 31, 2013 increased by 14.5% and 8.7% over the respective prior year periods, primarily as a result of aforementioned contributions from the shift in the Easter holiday, the launch of Fannie May Berries, and strong e-commerce growth from Cheryl’s, Fannie May and The Popcorn Factory.  Further contributing to the growth for the nine month period ending March 31, 2013 was the increased wholesale gift basket business during the second quarter holiday season, offset in part by lower revenue from Fannie May’s wholesale and retail channel, which is partially the result of store count reductions due to the 17 store franchise conversion completed in second quarter of the prior year. Excluding the impact of the shift in the timing of the Easter holiday, Gourmet Food & Gift Basket revenues increased by 4.4% and 6.6% during the three and nine months ended March 31, 2013, respectively.

The Company expects to achieve annual revenue growth in Fiscal 2013 across all of its business segments, with consolidated revenue growth in the mid-single-digit range.

Gross Profit

	Three Months Ended			Nine Months Ended
	March 31,	April 1,		March 31,	April 1,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)

Gross profit	$80,403	$73,039	10.1%	$234,525	$219,927	6.6%
Gross margin %	41.7%	40.7%		41.4%	41.0%

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

Gross profit during the three and nine months ended March 31, 2013 increased by 10.1% and 6.6% in comparison to the respective prior year periods, as a result of the aforementioned revenue growth within the Consumer Floral and Gourmet Food & Gift Baskets segments, combined with higher gross margin percentages within the Consumer Floral and BloomNet WireService segments.  As a result, overall gross margin percentage increased by 100 basis points, to 41.7%, during the three months ended March 31, 2013, and 40 basis points, to 41.4%, during the nine months ended March 31, 2013, in comparison to the respective periods of the prior year.

Consumer Floral segment gross profit increased by 10.0% and 6.1%, respectively, during the three and nine months ended March 31, 2013, in comparison to the prior year periods, due to the revenue growth described above, especially during the Valentine’s Day holiday, combined with higher gross margin percentages achieved through improved product sourcing and logistics initiatives.

BloomNet Wire Service segment gross profit increased by 6.0% and 9.6%, respectively, during the three and nine months ended March 31, 2013 in comparison to the prior year periods, primarily due to increased gross margin percentages attributable to the mix of products, consisting of a greater proportion of higher margin offerings, including increased technology and other service revenue, combined with reduced sales of lower margin wholesale products to florists.

The Gourmet Food & Gift Baskets segment gross profit increased by 12.7% and 6.1%, respectively, during the three and nine months ended March 31, 2013 in comparison to the prior year periods, due to the aforementioned revenue growth, including contributions from the shift in the Easter holiday into the Company’s third quarter, compared with the same periods of the prior year.  The impact of the revenue growth was partially offset by operational issues associated with the relocation of a warehouse and distribution facility, which impacted the Company’s second quarter, and to a lesser extent, third quarter margins, as well as the mix of sales, which, during the nine months ended March 31, 2013, were influenced by the significant increase in the wholesale gift baskets business, which is comprised of lower margin products.

The Company expects its gross margin percentage will improve in comparison to fiscal 2012 as a result of continued improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)

Marketing and sales	$51,836	$48,598	6.7%	$139,727	$133,900	4.4%
Percentage of net revenues	26.9%	27.1%		24.7%	24.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 6.7% and 4.4%, respectively, during the three and nine months ended March 31, 2013 in comparison to the prior year periods, as a result of: (i) variable costs associated with the aforementioned increase in revenue, (ii) increased advertising by the Consumer Floral segment in order to continue to drive cost-efficient revenue growth, and within the Gourmet Food & Gift Baskets segment to launch the new Fannie May Berries line of chocolate dipped strawberries, and (iii) increased labor due to several growth initiatives, offset in part by the conversion of 17 Fannie May retail stores into franchise operations.  As a percentage of net revenues, marketing and sales expense decreased 20 basis points during both the three and nine months ended March 31, 2013, respectively, in comparison to the same periods of the prior year, reflecting the Company’s continued focus on enhanced merchandising programs that emphasize “better and best” gift offerings, and disciplined marketing programs that encourage customers to “wow” their recipients, while leveraging its infrastructure.

During the three and nine months ended March 31, 2013 the Company added approximately 702,000 and 1,749,000 new e-commerce customers.  Of the 1,686,000 and 3,784,000 total customers who placed e-commerce orders during the three and nine months ended March 31, 2013, approximately 58% and 54% represented repeat customers, reflecting the Company’s successful efforts to engage with its customers and deepen its relationships as their trusted Florist and Gift shop for all of their celebratory occasions.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)

Technology and development	$5,624	$5,646	(0.4)%	$16,415	$15,252	7.6%
Percentage of net revenues	2.9%	3.1%		2.9%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the three months ended March 31, 2013, technology and development expense was consistent with the prior year period, whereas technology and development expense during the nine months ended March 31, 2013 increased 7.6%,   over the prior year, due to labor and consulting costs associated with strategic supply chain and architecture improvements to the Company’s multi-branded websites, and an increase in platform maintenance costs.

During the three and nine months ended March 31, 2013, the Company expended $10.7 million and $27.5 million, respectively, on technology and development, of which $5.1 million and $11.1 million, respectively, has been capitalized.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)

General and administrative	$13,998	$13,766	1.7%	$40,898	$39,057	4.7%
Percentage of net revenues	7.3%	7.7%		7.2%	7.3%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 1.7% and 4.7% during the three and nine months ended March 31, 2013, compared to the prior year periods, as a result of increased professional fees, insurance costs, and the impact of annual wage increases. However, as a percentage of net revenues, general and administrative costs decreased 40 basis points and 10 basis points, over the three and nine month periods ending March 31, 2013, compared to the respective periods of the prior year, reflecting the Company’s ability to leverage its business platform.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)

Depreciation and amortization	$4,849	$4,874	(0.5)%	$13,838	$14,705	(5.9)%
Percentage of net revenues	2.5%	2.7%		2.4%	2.7%

Depreciation and amortization expense decreased by 0.5% and 5.9%, respectively, during the three and nine months ended March 31, 2013 in comparison to the same periods of the prior year, as a result of the Company’s efforts to reduce capital expenditures as the Company continues to leverage its technology platform.

Interest Expense, net

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	% Change	March 31, 2013	April 1, 2012	% Change
	(dollars in thousands)

Interest expense, net	$227	$319	(28.8)%	$1,088	$1,990	(45.3)%

Interest expense, net consists primarily of interest expense, and amortization of deferred financing costs attributable to the Company’s long-term debt and revolving line of credit, net of income earned on the Company’s available cash balances and earnings from the Company’s non-controlling interest in a foreign subsidiary.

Net interest expense decreased during the three and nine months ended March 31, 2013 in comparison to the respective prior year periods, due to the scheduled repayments of amounts outstanding under the Company’s term loans and reduced borrowing costs.

On April 10, 2013, the Company entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revises certain financial and non-financial covenants, including the maintenance of certain financial ratios. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin.  On April 10, 2013, the Company borrowed approximately $19.0 million against the 2013 Credit Facility to repay the $18.0 million balance outstanding under its term loan and to pay related financing costs.

Income Taxes

The Company recorded income tax expense from continuing operations of $1.2 million and $8.5 million during the three and nine months ended March 31, 2013, respectively, compared to an income tax benefit of $0.2 million and income tax expense of $7.3 million in the respective prior year periods.  The Company’s effective tax rate from continuing operations for the three and nine months ended March 31, 2013, was 31.8% and 37.7%, respectively, compared to 131.1% and 38.9% in the respective prior year periods.  These effective tax rates from continuing operations differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, permanent differences, and a change to uncertain tax positions.

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

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
		(in thousands)

Net revenues from discontinued operations	$—	$—	$—	$2,003
Gross profit from discontinued operations	$—	$—	$—	$405
Contribution margin from discontinued operations	$—	$—	$—	$(232)
Gain (loss) on sale of discontinued operations, net of tax	$—	$(136)	$—	$4,342
Income (loss) from discontinued operations	$—	$(136)	$—	$4,320

Liquidity and Capital Resources

At March 31, 2013, the Company had working capital of $20.2 million, including cash and equivalents of $17.0 million, compared to working capital of $29.7 million, including cash and equivalents of $28.9 million, at July 1, 2012.

Net cash provided by operating activities of $26.7 million for the nine months ended March 31, 2013 was primarily due to the Company’s net income, adjusted for non-cash charges related to depreciation and amortization and stock-based compensation, offset by seasonal changes in working capital, which included increases in accounts receivable related to the Easter holiday selling season, and inventory for the upcoming Mother’s Day holiday, offset by increases in accounts payable for the upcoming spring selling season.

Net cash used in investing activities of $18.4 million for the nine months ended March 31, 2013 was primarily attributable to capital expenditures, primarily related to the Company’s technology infrastructure and the acquisition of the Company’s European trademarks, as well as minority interest investments in two privately held floral operators.

Net cash used in financing activities of $20.2 million for the nine months ended March 31, 2013 was primarily due to the repayment of bank borrowings on outstanding term-loan debt, as well as the acquisition of treasury stock under the Company’s stock repurchase plan.  All revolving credit facility borrowings used to finance working capital needs leading up to the December holiday selling season were repaid by the end of the fiscal second quarter.

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

On April 10, 2013, the Company entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revises certain financial and non-financial covenants, including the maintenance of certain financial ratios. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin.  On April 10, 2013, the Company borrowed approximately $19.0 million against the 2013 Credit Facility to repay the $18.0 million balance outstanding under its term loan and to pay related financing costs.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2013 Credit Facility will be a sufficient source of liquidity. The Company typically borrows against the facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases which peak during its fiscal second quarter before being repaid prior to the end of that quarter.

In March 2013, the Company’s Board of Directors authorized an increase of $20.0 million to its existing stock repurchase plan. Any such purchases could be made from time to time in the open market or through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of March 31, 2013, $19.6 million remains authorized but unused.

At March 31, 2013, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Long-term debt and capital lease obligations, including interest	$18,625	$18,625	$—	$—	$—
Operating lease obligations	53,609	12,974	17,244	12,515	10,876
Sublease obligations	2,934	1,425	1,194	315	—
Purchase commitments (*)	38,736	38,736	—	—	—
Total	$113,904	$71,760	$18,438	$12,830	$10,876

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of March 31, 2013, the Company’s outstanding debt, including current maturities, was $18.0 million.

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

Each 50 basis point change in interest rates would have a corresponding effect on our interest expense of approximately $0.1 million and $0.2 million during the three and nine months ended March 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company’s subsidiaries previously engaged in with certain third-party vendors.  On December 23, 2011, plaintiff filed a notice of voluntary dismissal seeking to dismiss the entire action without prejudice.  The court entered an Order on November 28, 2012, dismissing the case in its entirety. This case was subsequently refiled in the United States District Court for the District of Connecticut.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2013, which includes the period July 2, 2012 through March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

7/2/12 – 7/29/12	—	$—	—	$8,548
7/30/12 – 8/26/12	5.3	$3.74	5.3	$8,528
8/27/12 – 9/30/12	241.7	$3.86	241.7	$7,595
10/01/12 – 10/28/12	289.4	$3.55	289.4	$6,567
10/29/12 – 11/25/12	565.9	$3.39	565.9	$4,647
11/26/12 – 12/30/12	371.7	$3.36	371.7	$3,399
12/31/12 - 1/27/13	193.7	$3.70	193.7	$2,677
1/28/13 – 2/24/13	414.1	$4.13	414.1	$954
2/25/13 – 3/31/13	293.5	$4.49	293.5	$19,626
Total	2,375.3	$3.73	2,375.3

In March 2013, the Company’s Board of Directors authorized an increase of $20.0 million to its existing stock repurchase plan. Any such purchases could be made from time to time in the open market or through privately negotiated transactions, subject to general market conditions. The repurchase program will be financed utilizing available cash. As of March 31, 2013, $19.6 million remains authorized but unused.

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: May 10, 2013	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: May 10, 2013	/s/ William E. Shea
William E. Shea
Senior Vice President of Finance and
Administration and Chief Financial Officer