Form 10-K
period 2013-06-30
1 800 FLOWERS COM INC
filed 2013-09-13
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 30, 2012, was approximately $148,114,000.  The registrant has no non-voting common stock.

26,929,461

(Number of shares of class A common stock outstanding as of September 6, 2013)

36,845,465

(Number of shares of class B common stock outstanding as of September 6, 2013)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended June 30, 2013

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift.  1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 500 Guide” for 2013. The 1-800-FLOWERS.COM mobile commerce site was recognized with a Gold Award in the Ecommerce/Shopping category of the 2012 Horizon Interactive Awards. 1-800-FLOWERS.COM was also rated number one vs. competitors for customer service by STELLAService in 2011 and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service in 2011. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 orwww.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com®  (www.1800baskets.com); incredible, carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); wine gifts from Winetasting.com® (www.winetasting.com) (see below); top quality steaks and chops from Stock Yards® (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com® (www.finestationery.com).  The Company’s Celebrations® brand (www.celebrations.com) is a premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. The sales price consisted of $12.0 million of cash proceeds at closing, resulting in a gain on sale of $8.7 million ($4.5 million, net of tax). During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company anticipates completing the sale of the Winetasting Network business in fiscal 2014, at an anticipated loss of $2.3 million ($1.5 million, net of tax). Consequently, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

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

•           Selection.  Over the course of a year, the Company offers more than 8,700 varieties of fresh-cut flowers, floral and fruit arrangements and plants, and more than 6,100 SKUs of gifts, gourmet foods and gift baskets, cookies, chocolates and wines.

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

As part of the Company’s continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the Company intends to expand the breadth of the 1-800-Flowers.com brand.  The Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses.   In keeping with this strategy, in May 2013, the Company acquired Pingg Corp., an online invitation and event planner. In August 2011, the Company acquired Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark.  In May 2011, the Company purchased selected assets of Fine Stationery, Inc., a retailer of personalized stationery, invitations and announcements, and in March 2011, acquired selected assets of Mrs. Beasley’s Bakery, LLC, a baker and marketer of cakes, muffins and gourmet gift baskets. In March 2009, the Company purchased selected assets of Geerlings & Wade, Inc., a retailer of wine and related products. (Note: this business is operated under Winetasting Network, and is currently classified as a discontinued operation.) In July 2008, the Company acquired selected assets of Napco Marketing Corp., a wholesale merchandiser and marketer of products designed primarily for the floral industry which complements the product line already offered by BloomNet.  In April 2008, the Company acquired DesignPac Gifts, LLC, a designer, assembler and distributor of wholesale gourmet gift baskets, gourmet food towers and gift sets, including a broad range of branded and private label components, which in turn facilitated the Company’s ability to launch its direct-to-consumer gift baskets brand 1-800-Baskets.com in November 2009 by leveraging 1-800-Flowers.com strong brand equity, online traffic and customer database along with the product design, sourcing and confecting capabilities of DesignPac.  In May 2006, the Company acquired Fannie May Confections Brands, Inc., a manufacturer and direct retailer of premium chocolates and confections, through its Fannie May®, Harry London® and Fanny Farmer® brands. In March 2005, the Company acquired Cheryl & Co., a manufacturer and direct marketer of premium cookies and related baked gift items. In November 2004, the Company acquired The Winetasting Network, a distributor and direct-to-consumer marketer of wine, now marketed under the winetasting.com URL. (Note: this business is currently classified as a discontinued operation.) In May 2002, the Company acquired The Popcorn Factory, a manufacturer and direct marketer of giftable premium popcorn and related food gift products, marking the start of the Company’s expansion into food gifts. These acquisitions have enabled the Company to develop its gourmet food and gift baskets product line, which the Company has identified as having significant growth and earnings potential.

As a complement to the Company’s own brands and product lines, the Company has formed strategic relationships with brands such as Lenox®, Waterford®, Crabtree & Evelyn®, Yankee Candle®, Junior’s® Cheesecakes, Norman Love® and Starbucks®. The Company also continues to develop signature products in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit.  During the recent economic downturn, the demand for our products, and accordingly our financial results, compared to pre-recessionary levels, had been adversely affected by the reduction in consumer spending.

During fiscal 2013 the Company continued to recover from the effects of the recession which began in fiscal 2009, building on last year’s improved financial performance.  As a result of cost reductions and productivity improvements, as well as marketing efficiency and merchandising innovation which has driven cost effective revenue growth, the Company has been able to make significant annual improvements in EBITDA compared to the low point of the recession during fiscal 2010.  As stated in prior years, a key tenet of the Company’s strategy during this period was to stabilize the Consumer Floral operations and minimize business risk during the current recessionary period.  In order to improve earnings during this recessionary period, the Company took a more conservative view of the economy, and its expectations of demand, in order to minimize the risk of investing marketing and operating spend for revenue growth too early in the economic recovery cycle.  This strategy was designed to protect earnings growth that was expected to be achieved through operational improvements and business resizing programs, including a rationalization of marketing spending, but driven by more effective campaigns, that focused on the Company’s ability to “wow” our customers with differentiated, non-commoditized higher value products. While the economic recovery continues at a slow pace, and the future of the recovery remains uncertain, the Company believes that its sales “bottomed-out” in the first half of fiscal 2011, as it then began to experience modest year-over-year revenue growth.

Recognizing the need to balance the Company’s short and long-term operating and financial goals, the Company’s primary objective during fiscal 2014 is to continue to build on the revenue and earnings momentum generated over the past several years, while minimizing business risk during the uncertain economic environment. Tempered by the current economic climate, during fiscal 2014, the Company expects to achieve revenue growth across all three of its business segments with consolidated revenue growth for the year anticipated to be in the mid-single-digit range. The Company expects to grow EBITDA and EPS at rates in excess of expected revenue growth, reflecting anticipated continued improvements in gross profit margin and operating leverage. The Company also anticipates generating Free Cash Flow for the year of approximately $20 million.

The Company’s fiscal 2014 guidance is based on the positive trends —both top and bottom-line —that the Company has seen over the past three years, balanced by the continued uncertainty in the global economy. The Company plans to continue to focus on managing those aspects of the business where it can drive revenue growth and enhanced earnings results, including:

•                  merchandising initiatives featuring truly original products and designs that have helped drive increased orders, average order value and gross profit margins;

•                  marketing programs that are designed to engage directly with our customers to deepen our relationships with them and help them deliver smiles;

•                  efforts in manufacturing, sourcing and shipping that have helped absorb rising commodity and fuel costs, combined with enhanced operating cost leverage;

•                  initiatives to improve the operational performance of our Fannie May brand; and

•                  innovation for the future, including its industry leading efforts in Social and Mobile arenas, BloomNet, Fruit Bouquets and Fannie May Berries.

The Company believes these efforts, and others underway, will help continue the positive trends seen in the business as the Company deepens its relationships with its customers, helping them deliver smiles, and build shareholder value.

The Company will continue to focus on the three principles that it believes will drive long-term profitable growth:

•                  Know and Take Care of Our Customer — by providing the right products and the best services to help them express themselves and deliver smiles.  This is evidenced by 1-800-FLOWERS.COM being honored in Internet Retailer’s “Hot 500 Guide for 2013”, and by receiving the number one ranking vs. competitors for customer service by STELLAService in 2011, as well as being named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service in 2011.

•                  Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure.  During fiscal 2010, the Company completed the sale of its non-strategic Home and Children’s Gifts business and used the proceeds to further pay down term debt, strengthening its balance sheet and revising its  bank credit facility to provide additional flexibility; in the first quarter of fiscal 2012, completed the sale of certain assets of its WinetastingNetwork wine fulfillment services business; and in the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement business of the Winetasting Network, while paying off all of its debt and closing on a new, cost efficient bank credit facility.

•                  Continue to Innovate and Invest for the Future — in new technology opportunities such as mobile e-commerce, where the Company’s mobile commerce site was recognized with a Gold Award in the Ecommerce/Shopping category of the 2012 Horizon Interactive Awards. In 2010, the Company was awarded the “Best Mobile App for E-commerce” by DPAC (Digiday’s Publishing & Advertising Awards) and the 2010 Mobile App of the Year Award in the “Best Shopping” category by RIS (Retail Info Systems). In addition, 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 100: America’s Best Retail Web Sites” for 2011 and was one of only five retailers to receive the 2011 Customer Innovation Award from Avaya for transforming the business through innovative use of business communications and collaboration technologies.

Business Categories

The Company operates in the following three business segments: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service.  The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, Flowerama, Celebrations, and FineStationery.com, while the Gourmet Food and Gift Baskets segment includes the operations of Fannie May Confections Brands, Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, Stockyards.com, DesignPac and 1-800-Baskets. The BloomNet Wire Service segment includes the operations of BloomNet, BloomNet Technologies, BloomNet Products and Napco.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. Consequently, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

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

The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers’ needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that customers have embraced and come to expect, while eliminating marginal performers from its product offerings.

In each of the last three fiscal years, virtually all of the Company’s revenues have been derived from domestic sources. The Company’s product selection consists of:

Flowers and Plants.  The Company offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery.  The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings and the Company’s new line of fruit arrangements under the brand Fruit Bouquets® (www.fruitbouquets.com), and flowers delivered through its Fresh From Our Growers® program.  The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from.  The Popcorn Factory brand pops premium popcorn and specialty snack products, while Fannie May Confections Brands manufactures premium chocolate and candy under the Fannie May, Fannie Farmer, Harry London and various private label brand names. During the second quarter of fiscal 2010, the Company launched a co-branded website which featured the 1-800-BASKETS.COM® brand, a collection of gourmet gift baskets confected by DesignPac. The Company also licenses the Stockyards name through which it sells premium meats. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

BloomNet Products and Services. The Company’s BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) communication services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink®, the Company’s proprietary electronic communication system, (iv) other services including web hosting, marketing services and point of sale, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

Marketing and Promotion

The Company’s marketing and promotion strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company’s goal is to make its brands synonymous with thoughtful gifting and helping our customers to send smiles everyday.  To do this, the Company intends to invest in its brands and acquisition of new customers through the use of selective on and off-line media, direct marketing, public relations and strategic Internet relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base.

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities.  For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for all of its brands to receive broad national exposure in front of an estimated 15 million viewers, while our “Imagine the Smiles” program recognizes and celebrates members of our local communities, who are deserving of a smile.  And, in what can be considered one of the best compliments a brand can receive, 1-800-Flowers.com’s place in America’s cultural fabric was confirmed when the brand was featured in a great spoof on Mother’s Day family relations during a Saturday Night Live skit.

Enhance its Customer Relationships.  The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts.  It plans to encourage more frequent and extensive use of its branded web sites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Examples of these efforts include the Company’s social media community on Facebook, and Celebration’s series of books which enhance engagement through customer generated content. In addition, through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases, including the successful introduction of the “a DOG-able™” collection, a variety of dog-shaped floral arrangements, and the “Cupcake in Bloom™”, a cupcake shaped arrangement of fresh carnations through the 1-800-Flowers brand, which builds upon the successful “Birthday Cake” and “Happy Hour” collections.

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Strategic Online Relationships.  The Company promotes its products through strategic relationships with leading Internet portals, search engines, and mobile and online networks.  The Company’s online relationships include, among others, social media sites such as Facebook, Twitter, and Pinterest, as well as Google, AOL, Yahoo!, and Microsoft.

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

E-mails. The Company is able to capitalize on its customer database by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

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

The Company’s Web Sites

The Company offers floral, fruit, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its co-branded 1-800-FLOWERS.COM (www.1800flowers.com) and 1-800-BASKETS.COM (www.1800baskets.com) web site. Customers can come to the Company’s web sites directly or be linked by one of the Company’s portal providers, search engine, or affiliate relationships. These include AOL, Yahoo!, Microsoft and Google, as well as thousands of online affiliate program members and social media sites such as Facebook. The Company also offers premium chocolates and confections from Fannie May Fine Chocolates (www.fanniemay.com and www.harrylondon.com), premium  popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl’s (www.cheryls.com) web sites.  The Company’s Fine Stationery.com site (www.finestationery.com) offers customers a vast array of unique, customizable invitations, announcements and greeting cards.  A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s Universal Resource Locators (“URL’s”).

The Company’s web sites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience.  The Company’s web sites offer customers detailed product information, complete with photographs, personalized shopping services, including search and order tracking, contests, sweepstakes, gift-giving suggestions and reminder programs, party tips and planning, and information about special events and offers. The Company has designed its web sites to be fast, secure and easy to use and allows customers to order products with minimal effort. During fiscal 2012, the Company launched a multi-branded web-site, enabling its customers to access all of its family of brands through “tabs” on certain URLs (www.1800flowers.com and www.1800baskets.com).

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings.  The Company’s online and telephonic orders are fed directly from the Company’s secure web sites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information.  The system then routes the order to the appropriate Company distribution center or, for florist fulfilled or drop-shipped items, selects a florist or other vendor to fulfill the customer’s order and electronically transmits the necessary information using BloomLink®, the Company’s proprietary communication system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

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

Fulfillment and Manufacturing Operations

The Company’s customers primarily place their orders either online or over the telephone. The Company’s development of a hybrid fulfillment system, which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops and franchise florist shops), with the Company-owned distribution centers and brand-name vendors who ship directly to the Company’s customers.  While providing a significant competitive advantage in terms of delivery options, the Company’s fulfillment system also has the added benefit of reducing the Company’s capital investments in inventory and infrastructure. All of the Company’s products are backed by a 100% satisfaction guarantee, and the Company’s business is not dependent on any single third-party supplier.

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

Fulfillment and manufacturing of products is as follows:

Flowers and Plants.  A majority of the Company’s floral orders are fulfilled by one of the Company’s BloomNet members, allowing the Company to deliver its floral and fruit bouquet products on a same-day or next-day basis to ensure freshness and to meet its customers’ need for immediate gifting.  In addition, the Company is better positioned to ensure consistent product quality and presentation and offer a greater variety of arrangements, which creates a better experience for its customers and gift recipients. The Company selects retail florists for BloomNet based upon the florist’s design staff, facilities, quality of floral processing, and delivery capabilities and allocates orders to members within a geographical area based on historical performance of the florist in fulfilling orders, and the number of BloomNet florists currently serving the area. The Company regularly monitors BloomNet florists’ performance and adherence to the Company’s quality standards to ensure proper fulfillment.

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

In addition to its florist designed product, the Company offers its customers an alternative to florist designed products through its Fresh From Our Growers® program.

As of June 30, 2013, the Company operates one floral retail store in New York, and 8 floral retail stores in the mid-west.  In addition, the Company has 214 floral franchised stores, located within the United States.

Gourmet Foods and Gift Baskets.  In order to take advantage of improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations. The Company’s premium chocolates are manufactured and distributed from its 189,000 square foot production facility in Akron, Ohio, and the Company’s cookie and baked gifts are fulfilled from its 176,000 square foot baking and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company’s 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois.  Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, through its 249,000 square foot distribution center located in Melrose Park, IL. As of June 30, 2013, the Company operates 71 Fannie May/Harry London and 10 Cheryl’s retail stores.  In addition, Fannie May has 31 franchised stores, primarily located within the United States.

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

Accordingly, a disproportionate amount of operating cash flows are generated in the Company’s fiscal second and fourth quarters. In preparation for the Company’s second quarter holiday season, the Company significantly increases its inventories, and therefore, corresponding cash requirements, which traditionally have been financed by cash flows from operations and bank lines of credit, which are highest during the latter part of the Company’s fiscal first quarter, peaking within its second fiscal quarter. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company’s fiscal second quarter.  Additionally, the variability in the timing of the Easter Holiday also impacts the Company’s comparative quarterly results.  The Easter Holiday was in the Company’s fourth quarter during fiscal 2012 and the third quarter during fiscal 2013, and it will fall in the fourth quarter for fiscal 2014.

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

•           online floral retailers, as well as retailers offering substitute gift products;

•           catalog companies that offer floral products;

•           floral telemarketers and wire services; and

•           supermarkets, mass merchants and specialty retailers with floral departments.

Similarly, the plant, gift basket and gourmet foods categories are highly competitive. Each of these categories encompasses a wide range of products, is highly fragmented and is served by a large number of companies, none of which is dominant.  Products in these categories may be purchased from a number of outlets, including mass merchants, telemarketers, retail specialty shops, online retailers and mail-order catalogs.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFood.com”, “The Popcorn Factory”, “TheGift.com”, “Geerlings & Wade”, “Cheryl’s”, “Mrs. Beasley’s”, “Celebrations”, “Flowerama”, “FineStationery.com”, “DesignPac”, “Napco”, “Fannie May” and “Harry London”.  The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfood.com, www.stockyards.com, www.thepopcornfactory.com, www.ambrosiawine.com, www.winetasting.com, www.finestationery.com, www.cheryls.com, www.fanniemay.com, www.harrylondon.com, www.geerwade.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.mybloomnet.net, www.napcoimports.com, and pingg.com. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of June 30, 2013, the Company had a total of approximately 2,150 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The financial and credit markets have been and continue to experience unprecedented disruption, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations.  Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During the past few years, the volatility and disruption in the financial markets have reached unprecedented levels.  This financial crisis has impacted and may continue to impact our business in a number of ways.  Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services.  We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2014.

The Company’s operating results may fluctuate, and this fluctuation could cause financial results to be below expectations.  The Company’s operating results may fluctuate from period to period for a number of reasons. In budgeting the Company’s operating expenses for the foreseeable future, the Company makes assumptions regarding revenue trends; however, some of the Company’s operating expenses are fixed in the short term. Sales of the Company’s products are seasonal, concentrated in the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays, and the second calendar quarter, due to Mother’s Day and Administrative Professionals’ Week.  In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels.  If revenues during these periods do not meet the Company’s expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.

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

Consumer spending on flowers, gifts and other products sold by the Company may vary with general economic conditions.  If general economic conditions deteriorate and the Company’s customers have less disposable income, consumers may spend less on its products and its quarterly operating results may suffer.

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

If the Company’s customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease.  The Company’s business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in its expanded product lines including fruit bouquets, plants, gift baskets, popcorn, gourmet food and unique or specialty gifts, it expects to continue to incur significant costs in marketing these products.  If the Company’s customers do not continue to find its product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company’s business. Although the Company expects a significant portion of its online customers will continue to come directly to its website, it will also rely on third party web sites, search engines and affiliates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat.  There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company’s online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If local florists and other third-party vendors do not fulfill orders to the Company’s customers’ satisfaction, customers may not shop with the Company again. In many cases, floral orders placed by the Company’s customers are fulfilled by local independent florists, a majority of which are members of BloomNet.  The Company does not directly control any of these florists. In addition, many of the non-floral products sold by the Company are manufactured and delivered to its customers by independent third-party vendors. If customers are dissatisfied with the performance of the local florist or other third-party vendors, they may not utilize the Company’s services when placing future orders and its revenues may decrease.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company’s products. Many of the Company’s products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers.  The Company has established relationships with Federal Express, UPS and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company’s goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages, which could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

If the Company fails to continuously improve its web site, it may not attract or retain customers.  If potential or existing customers do not find the Company’s web site a convenient place to shop, the Company may not attract or retain customers and its sales may suffer. To encourage the use of the Company’s web site, it must continuously improve its accessibility, content and ease of use. Customer traffic and the Company’s business would be adversely affected if competitors’ web sites are perceived as easier to use or better able to satisfy customer needs.

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

Similarly, the plant, gift basket, gourmet food, cookie, candy and specialty gift categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

Competition is intense and the Company expects it to increase. Increased competition could result in:

•                  price reductions, decreased revenue and lower profit margins;

•                  loss of market share; and

•                  increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company’s results of operations.

If the Company does not accurately predict customer demand for its products, it may lose customers or experience increased costs.  In the past, the Company did not need to maintain a significant inventory of products.  However, as the Company expands the volume of non-floral products offered to its customers, the Company is required to increase inventory levels and the number of products maintained in its warehouses. If the Company overestimates customer demand for its products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence.  If the Company underestimates customer demand, it may disappoint customers who may turn to its competitors.  Moreover, the strength of the 1-800-FLOWERS.COM brands could be diminished due to misjudgments in merchandise selection.

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

Likewise, the phone number that spells 1-800-FLOWERS is important to the Company’s brand and its business. While the Company has obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common toll-free “FLOWERS” misdials, it may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number which spells “FLOWERS” with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse the Company’s customers and cause lost sales and potential damage to its brands.  In addition, under applicable FCC rules, ownership rights to phone numbers cannot be acquired. Accordingly, the FCC may rescind the Company’s right to use any of its phone numbers, including 1-800-FLOWERS (1-800-356-9377).

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

The Company’s operating results may suffer due to economic, political and social unrest or disturbances.  Like other American businesses, the Company is unable to predict what long-term effect acts of terrorism, war, or similar unforeseen events may have on its business.  The Company’s results of operations and financial condition could be adversely impacted if such events cause an economic slowdown in the United States, or other negative effects that cannot now be anticipated.

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

Regulations imposed by the Federal Trade Commission may adversely affect the growth of the Company’s Internet business or its marketing efforts.  The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors.  These regulations may include requirements that the Company establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by the Company.  These regulations may also include enforcement and redress provisions.  Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet.  One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above.  The Company may become a party to a similar investigation, or the Federal Trade Commission’s regulatory and enforcement efforts, or those of other governmental bodies, may adversely affect its ability to collect demographic and personal information from users, which could adversely affect its marketing efforts.

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

A failure to dispose of assets or businesses in a timely manner may cause the results of the Company to suffer. The Company continues to evaluate the potential disposition of assets and businesses that may no longer help it meet its objectives. When the Company decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of its strategic objectives. Alternatively, the Company may dispose of a business at a price or on terms that are less than it had anticipated. After reaching an agreement with a buyer or seller for the disposition of a business, the Company is subject to satisfaction of pre-closing conditions, which may prevent the Company from completing the transaction.

Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside the Company’s control could affect its future financial results.

A failure to implement a remediation plan and achieve the expected results from such remediation plan, in relation to certain operational issues, may cause the results of the Company to suffer. The Company has experienced significant operational issues at its Fannie May production and distribution facilities in the past year and is currently in the process of implementing a remediation plan.  If the Company is unable to achieve the expected results from its remediation plan, it could have a material adverse effect on the Company’s business, reputation, financial position and results of operations.

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

The price at which the Company’s Class A common stock will trade may be highly volatile and may fluctuate substantially. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities, particularly securities of companies with Internet operations. As a result, investors may experience a material decline in the market price of the Company’s Class A common stock, regardless of the Company’s operating performance.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future.  Litigation of this type is often expensive and diverts management’s attention and resources and could have a material adverse effect on the Company’s business and its results of operations.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 30, 2013 that remain unresolved.

Item 2.         PROPERTIES

The table below lists the Company’s properties at June 30, 2013:

Location	Type	Principal Use	Square Footage	Ownership
Commerce, CA	Office	Administrative	1,000	leased

Napa, CA	Office	Administrative and customer service	2,100	leased

Wilmington, DE	Office and warehouse	Distribution, administrative and customer service	27,000	leased

Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned

Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased

Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	249,000	leased

Reno, NV	Warehouse	Distribution	70,000	leased

Carle Place, NY	Office	Headquarters and customer service	92,000	leased

New York, NY	Office	Administrative	3,700	leased

Cedar Falls, IA	Office	Administrative	3,300	leased

Akron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	189,000	leased

Maple Heights, OH	Warehouse	Distribution	341,800	leased

Miami, FL	Office	Administrative	900	leased

Obetz, OH	Warehouse	Distribution	176,000	leased

Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	44,000	owned

Bethpage, NY	Warehouse	Distribution	500	leased

In addition to the above properties, the Company leases approximately 209,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years.  Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved.  The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010.  In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party (the “Consolidated Action”). A consolidated amended complaint was filed by plaintiffs on September 7, 2012, purporting to assert claims substantially similar to those originally asserted.  The Company moved to dismiss the consolidated amended complaint on December 7, 2012, which was subsequently refiled at the direction of the Court on January 16, 2013.

On December 5, 2012, the same plaintiff from the action voluntarily dismissed in the United States District Court for the Eastern District of New York filed a purported class action complaint in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants, purporting to assert claims substantially similar to those asserted in the consolidated amended complaint (the “Frank Action”).  On January 23, 2013, plaintiffs in the Consolidated Action filed a motion to transfer and consolidate the action filed on December 5, 2012 with the Consolidated Action.  The Company intends to defend each of these actions vigorously.

On January 31, 2013, the court issued an order to show cause directing plaintiffs’ counsel in the Frank Action, also counsel for plaintiffs in the Consolidated Action, to show cause why the Frank Action is distinguishable from the Consolidated Action such that it may be maintained despite the prior-pending action doctrine. On June 13, 2013 the court issued an order in the Frank Action suspending deadlines to answer or to otherwise respond to the complaint until 21 days after the court decides whether the Frank Action should be consolidated with the Consolidated Action. On July 24, 2013 the Frank Action was reassigned to Judge Vanessa Bryant, before whom the Consolidated Action is currently pending, for all further proceedings. On August 14, 2013, other defendants filed a motion for clarification in the Frank Action requesting that Judge Bryant clarify the order suspending deadlines.

There has been no ruling on (1) Plaintiff’s Motion to Consolidate, (2) the Order to Show Cause, (3) the Motion for Clarification, or (4) the Company’s Motion Seeking to Dismiss the plaintiffs’ Amended Consolidated Complaint.  Oral argument thereon is scheduled for September 25, 2013.

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

Item 4.         MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 13, 2013:

Name	Age	Position with the Company

James F. McCann	62	Chairman of the Board and Chief Executive Officer

Christopher G. McCann	52	Director, President, 1-800-Flowers.com, Inc. and President, Floral Group

Stephen J. Bozzo	58	Senior Vice President and Chief Information Officer

Gerard M. Gallagher	60	Senior Vice President of Business Affairs, General Counsel, and Corporate Secretary

Mark L. Nance	63	President, BloomNet

William E. Shea	54	Senior Vice President, Chief Financial Officer

David Taiclet	50	President of Gourmet Foods and Gift Baskets

James F. McCann has served as the Company’s Chairman of the Board and Chief Executive Officer since inception. Mr. McCann has been in the floral industry since 1976 when he began a retail chain of flower shops in the New York metropolitan area. Mr. McCann is Chairman of the board of directors of Willis Holdings Group. James F. McCann is the brother of Christopher G. McCann, a Director and the President of the Company.

Christopher G. McCann has been the Company’s President since September 2000 and prior to that had served as the Company’s Senior Vice President. Mr. McCann has been a Director of the Company since inception. In June 2010, Mr. McCann was also named President of the Floral Group, which consists of the Consumer Floral and BloomNet Wire Service businesses. Mr. McCann is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company’s Chairman of the Board and Chief Executive Officer.

Stephen J. Bozzo has been the Company’s Chief Information Officer since May 2007.  Prior to joining the Company, Mr. Bozzo served as Chief Information Officer for the International Division of MetLife Insurance Company since 2001. Mr. Bozzo’s business background includes senior executive positions at Bear Stearns Inc. as Managing Director-Principal, AIG as Senior Vice President, Telecommunications and Technical Services and Chase Manhattan Bank, where he was Senior Vice President, Global Telecommunications.

Gerard M. Gallagher has been the Company’s Senior Vice President, General Counsel and Corporate Secretary since August 1999 and has been providing legal services to the Company since its inception. Mr. Gallagher is the founder and a managing partner in the law firm Gallagher, Walker, Bianco and Plastaras, based in Mineola, New York, specializing in corporate, litigation and intellectual property matters since 1993. Mr. Gallagher is duly admitted to practice before the New York State Courts and the United States District Courts of both the Eastern District and Southern District of New York.

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

William E. Shea has been the Company’s Senior Vice President and Chief Financial Officer since September 2000. Before holding his current position, Mr. Shea was Vice President of Finance and

Corporate Controller after joining the Company in April 1996. From 1980 until joining the Company, Mr. Shea was a certified public accountant with Ernst & Young LLP.

David Taiclet has been the Company’s President of Gourmet Foods and Gift Baskets since June 2009.  Mr. Taiclet served as Chief Executive Officer of the Fannie May Confections Brands from April 2006 to June 2009.  Prior thereto and commencing in January 1995, Mr. Taiclet was a Co-Founder of a business that ultimately became known as Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products.  From May 1991 to January 1995, Mr. Taiclet served in a variety of management positions with Cargill, Inc, including the Strategy and Business Development Group.  Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products.  Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.”  There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended June 30, 2013 and July 1, 2012.

	High	Low
Year ended June 30, 2013

July 2, 2012 – September 30, 2012	$4.12	$3.13

October 1, 2012 – December 30, 2012	$3.93	$2.77

December 31, 2012 – March 31, 2013	$5.12	$3.45

April 1, 2013 – June 30, 2013	$6.60	$4.75

Year ended July 1, 2012

July 4, 2011 – October 2, 2011	$3.42	$2.10

October 3, 2011 –January 1, 2012	$2.95	$2.08

January 2, 2012 – April 1, 2012	$3.13	$2.20

April 2, 2012 – July 1, 2012	$3.63	$2.76

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

Holders

As of September 6, 2013, there were approximately 306 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners.  As of September 6, 2013, there were approximately 15 stockholders of record of the Company’s Class B common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock.  Although the Company has no current intent to do so, the Company may choose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Resales of Securities

36,825,802 shares of Class A and Class B common stock are “restricted securities” as that term is defined in Rule 144 under the Securities Act.  Restricted securities may be sold in the public market from time to time only if registered or if they qualify for an exemption from registration under Rule 144 or 701 under the Securities Act.  As of September 1, 2013, all of such shares of the Company’s common stock could be sold in the public market pursuant to and subject to the limits set forth in Rule 144.  Sales of a large number of these shares could have an adverse effect on the market price of the Company’s Class A common stock by increasing the number of shares available on the public market.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. The Company repurchased a total of $9.6 million (2,490,065 shares), $3.3 million (1,133,913 shares) and $0.5 million (168,207 shares) during the fiscal years ended June 30, 2013, July 1, 2012, and July 3, 2011, respectively, under this program.  As of June 30, 2013, $18.9 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended June 30, 2013, which includes the period July 2, 2012 through June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

7/2/12 – 7/29/12	—	$—	—	$8,548
7/30/12 – 8/26/12	5.3	3.74	5.3	8,528
8/27/12 – 9/30/12	241.7	3.86	241.7	7,595
10/01/12 – 10/28/12	289.4	3.55	289.4	6,567
10/29/12 – 11/25/12	565.9	3.39	565.9	4,647
11/26/12 – 12/30/12	371.7	3.36	371.7	3,399
12/31/12 - 1/27/13	193.7	3.70	193.7	2,677
1/28/13 – 2/24/13	414.1	4.13	414.1	954
2/25/13 – 3/31/13	293.5	4.49	293.5	19,626
4/1/13 – 4/28/13	—	—	—	19,626
4/29/13 – 5/26/13	25.4	5.84	25.4	19,477
5/27/13 – 6/30/13	89.4	5.88	89.4	18,949

Total	2,490.1	$3.83	2,490.1

(1) Average price per share excludes commissions and other transaction fees.

Item 6.         SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended June 30, 2013, July 1, 2012 and July 3, 2011 and the consolidated balance sheet data as of June 30, 2013 and July 1, 2012, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 27, 2010 and June 28, 2009, and the selected consolidated balance sheet data as of July 3, 2011, June 27, 2010 and June 28, 2009, are derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of operations and balance sheet data. The Company acquired Pingg Corp in May 2013, Flowerama in August 2011, Fine Stationery, Inc. in May 2011 and Mrs. Beasley’s Bakery LLC in March 2011. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition.  On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement business of the Winetasting Network to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. Consequently, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenues	735,497	707,517	661,389	644,913	702,145
Cost of revenues	430,305	414,940	386,296	383,981	424,115

Gross profit	305,192	292,577	275,093	260,932	278,030
Operating expenses:
Marketing and sales	186,720	181,199	171,960	169,396	173,617
Technology and development	21,700	20,426	20,109	17,581	20,649
General and administrative	52,188	51,474	48,701	48,468	48,634
Depreciation and amortization	18,798	19,540	20,237	20,257	19,741
Goodwill and intangible impairment	—	—	—	—	82,462

Total operating expenses	279,406	272,639	261,007	255,702	345,103

Gain on sale of stores	—	3,789	—	—	—
Operating income (loss)	25,786	23,727	14,086	5,230	(67,073)
Interest expenses, net	(991)	(2,635)	(3,993)	(5,548)	(9,297)

Income (loss) from continuing operations before income taxes	24,795	21,092	10,093	(318)	(76,370)
Income tax expense (benefit) from continuing operations	9,073	7,771	3,903	465	(20,715)
Income (loss) from continuing operations	15,722	13,321	6,190	(783)	(55,655)
Income (loss) from discontinued operations, net of tax	(3,401)	4,325	(468)	(3,437)	(41,912)

Net income (loss)	$12,321	$17,646	$5,722	$(4,220)	$(97,567)

Net income (loss) per common share (basic):
From continuing operations	$0.24	$0.21	$0.10	$(0.01)	$(0.88)
From discontinued operations	(0.05)	0.07	(0.01)	(0.05)	(0.66)
Net income (loss) per common share (basic)	$0.19	$0.27	$0.09	$(0.07)	$(1.53)

Net income (loss) per common share (diluted):
From continuing operations	$0.24	$0.20	$0.10	$(0.01)	$(0.88)
From discontinued operations	(0.05)	0.07	(0.01)	(0.05)	(0.66)
Net income (loss) per common share (diluted)	$0.19	$0.27	$0.09	$(0.07)	$(1.53)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,369	64,697	64,001	63,635	63,565
Diluted	66,792	66,239	65,153	63,635	63,565

	As of
	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$154	$28,854	$21,442	$27,843	$29,562
Working capital	16,886	29,721	17,303	22,963	43,679
Total assets	250,073	262,213	259,075	256,936	286,977
Long-term liabilities	5,039	17,080	32,242	48,745	73,945
Total stockholders’ equity	169,271	161,748	142,511	133,476	134,633

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

Description of Business

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift.  1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 500 Guide” for 2013. The 1-800-FLOWERS.COM mobile commerce site was recognized with a Gold Award in the Ecommerce/Shopping category of the 2012 Horizon Interactive Awards. 1-800-FLOWERS.COM was also rated number one vs. competitors for customer service by STELLAService in 2011 and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service in 2011. The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably.

The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com®  (www.1800baskets.com); incredible, carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com® (www.finestationery.com).  The Company’s Celebrations® brand (www.celebrations.com) is a premier online destination for fabulous party ideas and planning tips. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement business of the Winetasting Network to focus on growth opportunities in its Gourmet Foods & Gift Baskets business segment. The Company anticipates completing the sale of the Winetasting Network business in fiscal 2014. Consequently, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

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

During fiscal 2013 the Company continued to recover from the effects of the recession which began in fiscal 2009,

building on last year’s improved financial performance.  As a result of cost reductions and productivity improvements, as well as marketing efficiency and merchandising innovation which has driven cost effective revenue growth, the Company has been able to make significant annual improvements in EBITDA compared to the low point of the recession during fiscal 2010.  As stated in prior years, a key tenet of the Company’s strategy during this period was to stabilize the Consumer Floral operations and minimize business risk during the current recessionary period.  In order to improve earnings during this recessionary period, the Company took a more conservative view of the economy, and its expectations of demand, in order to minimize the risk of investing marketing and operating spend for revenue growth too early in the economic recovery cycle.  This strategy was designed to protect earnings growth that was expected to be achieved through operational improvements and business resizing programs, including a rationalization of marketing spending, but driven by more effective campaigns, that focused on the Company’s ability to “wow” our customers with differentiated, non-commoditized higher value products. While the economic recovery continues at a slow pace, and the future of the recovery remains uncertain, the Company believes that its sales “bottomed-out” in the first half of fiscal 2011, as it then began to experience modest year-over-year revenue growth.

Recognizing the need to balance the Company’s short and long-term operating and financial goals, the Company’s primary objective during fiscal 2014 is to continue to build on the revenue and earnings momentum generated over the past several years, while minimizing business risk during the uncertain economic environment. Tempered by the current economic climate, during fiscal 2014, the Company expects to achieve revenue growth across all three of its business segments with consolidated revenue growth for the year anticipated to be in the mid-single-digit range. The Company expects to grow EBITDA and EPS at rates in excess of expected revenue growth, reflecting anticipated continued improvements in gross profit margin and operating leverage.

The Company’s fiscal 2014 guidance is based on the positive trends —both top and bottom-line —that the Company has seen over the past three years, balanced by the continued uncertainty in the global economy. The Company plans to continue to focus on managing those aspects of the business where it can drive revenue growth and enhanced earnings results, including:

•                  merchandising initiatives featuring truly original products and designs that have helped drive increased orders, average order value and gross profit margins;

•                  marketing programs that are designed to engage directly with our customers to deepen our relationships with them and help them deliver smiles;

•                  efforts in manufacturing, sourcing and shipping that have helped absorb rising commodity and fuel costs, combined with enhanced operating cost leverage;

•                  initiatives to improve the operational performance of our Fannie May brand; and

•                  innovation for the future, including its industry leading efforts in Social and Mobile arenas, BloomNet, Fruit Bouquets and Fannie May Berries.

The Company believes these efforts, and others underway, will help continue the positive trends seen in the business as the Company deepens its relationships with its customers, helping them deliver smiles, and build shareholder value.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company’s wine fulfillment services business, as well as its e-commerce and procurement businesses of The Winetasting Network, which had previously been included within its Gourmet Foods & Gift Baskets category, has been classified as discontinued operations and therefore excluded from category information below.

	Years Ended
Net Revenues from Continuing Operations:	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)

Net revenues from continuing operations:
Consumer Floral	$411,526	3.4%	$398,184	7.9%	$369,199
BloomNet Wire Service	81,822	(0.9)%	82,582	12.7%	73,282
Gourmet Food & Gift Baskets	243,225	6.7%	228,002	4.0%	219,174
Corporate (*)	789	2.1%	773	(32.8)%	1,150
Intercompany eliminations	(1,865)	7.9%	(2,024)	(42.9)%	(1,416)
Total net revenues from continuing operations	$735,497	4.0%	$707,517	7.0%	$661,389

	Years Ended
Gross Profit from Continuing Operations:	June 30, 2013	% Change	July 3, 2011	% Change	July 3, 2011
	(dollars in thousands)

Gross profit:

Consumer Floral	$163,726	5.7%	$154,892	10.5%	$140,163
	39.8%		38.9%		38.0%

BloomNet Wire Service	41,674	7.6%	38,737	5.0%	36,877
	50.9%		46.9%		50.3%

Gourmet Food & Gift Baskets	98,839	0.5%	98,382	0.9%	97,480
	40.6%		43.1%		44.5%

Corporate (*)	953	68.4%	566	1.2%	573

Intercompany eliminations	—		—		—
Total gross profit from continuing operations	$305,192	4.3%	$292,577	6.4%	$275,093
	41.5%		41.4%		41.6%

	Years Ended
Adjusted EBITDA (**) from Continuing Operations:	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)

Segment Contribution Margin (**):
Consumer Floral	$47,193	20.6%	$39,147	19.8%	$32,669
BloomNet Wire Service	25,611	14.6%	22,339	10.6%	20,195
Gourmet Food & Gift Baskets (***)	20,345	(32.6)%	30,193	5.8%	28,544
Segment Contribution Margin Subtotal	93,149	1.6%	91,679	12.6%	81,408
Corporate (*)	(48,565)	(0.3)%	(48,412)	(2.8)%	(47,085)
EBITDA from continuing operations	44,584	3.0%	43,267	26.1%	34,323
Add: Stock-based compensation	4,283	(11.7)%	4,850	22.4%	3,961
EBITDA from continuing operations, excluding stock-based compensation	48,867	1.6%	48,117	25.7%	38,284
Adjusted for:
Gain on sale of stores (***)	—	—	(3,789)	—	—
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$48,867	10.2%	$44,328	15.8%	$38,284

	Years Ended
Discontinued operations:	June 30, 2013	July 1, 2012	July 3, 2011
	(dollars in thousands)

Net revenues from discontinued operations	$5,154	$10,743	$28,399
Gross profit from discontinued operations	$149	$1,787	$4,992
Adjusted EBITDA from discontinued operations	$(2,769)	$(672)	$(194)

Due to certain one-time charges, the following Non-GAAP reconciliation table has been included within MD&A.

Reconciliation of Net Income from Continuing Operations to Adjusted EBITDA from Continuing Operations:

(*)  Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific segment.

(**) Performance is measured based on segment contribution margin or segment Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segment. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), nor does it include one-time gains or charges. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees.  The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence.  EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates.  EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company’s performance.

(***)Gourmet Food & Gift Baskets segment contribution margin during the fiscal year ended July 1, 2012, includes a $3.8 million gain ($2.4 million, net of tax) on the sale of 17 Fannie May retail stores, which are being operated as franchised locations post-sale.

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands)
Net income from continuing operations:	$15,722	$13,321	$6,190
Add:
Interest expense, net	991	2,635	3,993
Depreciation and amortization	18,798	19,540	20,237
Income tax expense	9,073	7,771	3,903
EBITDA from continuing operations	44,584	43,267	34,323
Add: Stock-based compensation	4,283	4,850	3,961
EBITDA from continuing operations, excluding stock-based compensation	48,867	48,117	38,284
Less: Gain on sale of stores (**)	—	3,789	—
Adjusted EBITDA from continuing operations	$48,867	$44,328	$38,284

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30.  Fiscal years 2013 and 2012 consisted of 52 weeks which ended on June 30, 2013 and July 1, 2012, respectively, whereas fiscal year 2011 consisted of 53 weeks, which ended on July 3, 2011.

Net Revenues

	Years Ended
	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)
Net revenues:
E-Commerce	$536,550	4.7%	$512,247	6.4%	$481,403
Other	198,947	1.9%	195,270	8.5%	179,986
	$735,497	4.0%	$707,517	7.0%	$661,389

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal year ended June 30, 2013, revenues increased by 4.0% in comparison to the prior year as a result of: (i) continued growth within the Consumer Floral segment, specifically due to strong 1-800-Flowers brand sales during the key floral holidays, and (ii) growth within the Gourmet Food & Gift Baskets segment, attributable to strong e-commerce growth from Cheryl’s and The Popcorn Factory brands, as well as by DesignPac’s wholesale gift baskets business, which rebounded after several years of declines, (iii) partially offset by a decline within the BloomNet segment.

During the fiscal year ended July 1, 2012 revenues increased by 7.0% over the prior year period, as a result of growth across all segments, including the Consumer Floral category, reversing the trend after two years of revenue declines. These improvements were due to growth within the Consumer Floral category, which increased 7.9% as a result of strong year over year growth during the Company’s key floral holidays, as well as contributions from several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011.  Further contributing to the revenue growth were: (i) an increase in shop-to-shop order volume and wholesale product sales within the BloomNet Wire Service category, (ii) higher sales from the Gourmet Food & Gift Baskets category, including contributions from Mrs. Beasley’s, which was acquired in March 2011, and Stockyards.com, whose brandname the Company licensed in late November 2011, offset in part by the impact of the 53rd week in fiscal 2011, and the sale of 17 Fannie May stores which are currently being operated as franchised locations.  Excluding the impact of the acquisitions and new license agreements noted above, net of the impact of the Fannie May store sales, and adjusting for the 53rd week in fiscal 2011, the Company’s revenues increased by 5.5% during the fiscal year ended July 1, 2012.

E-commerce revenues (combined online and telephonic) increased by 4.7% and 6.4% during the years ended June 30, 2013 and July 1, 2012, respectively. The Company fulfilled approximately 8.7 million, 8.2 million and 8.1 million e-commerce orders during fiscal 2013, 2012 and 2011, respectively, while average order value was $61.60 in fiscal 2013 compared to $62.26 in fiscal 2012 and $59.38 in fiscal 2011. Revenue growth was attributed to improved merchandising programs, including the development of innovative and original products such as the expanded line of a-DOG-ables, Cheryl’s cookie cards and Fannie May Berries, designed to “wow” our customers’ gift recipients and our “Never Settle For Less” marketing campaigns, which also enabled the Company to reduce its promotional activities.

Other revenues, comprised of the Company’s BloomNet Wire Service category, as well as the wholesale and retail channels of its Consumer Floral and Gourmet Food and Gift Baskets categories, increased by 1.9% and 8.5% during fiscal 2013 and fiscal 2012, respectively. The increase in this sales channel during fiscal 2013, compared to fiscal 2012, was primarily attributable to growth by the DesignPac wholesale gift baskets business, partially offset by a decline in Fannie May wholesale volume. The increase in this sales channel during fiscal 2012, in comparison to the prior year, was primarily due to growth in the BloomNet Wire Service business, as well as the contributions from Flowerama, a floral franchise operation purchased in August 2011.

Additionally, during the second quarter of fiscal 2012, the Company completed a 62-store franchise agreement between Fannie May and GB Chocolates.  The agreement includes development rights for 45 new stores to be opened over the next three years in several mid-west states as well as specific cities in Florida and Ohio, as well as the sale of 17 existing Fannie May retail stores located in areas outside of its core Chicago market. While the sale of these stores reduced our fiscal 2012 revenues in comparison to fiscal 2011, it provides a platform for our franchisor to successfully complete its Fannie May development plan, while providing the Company with future revenue streams through franchise and area development fees and product sales.

The Consumer Floral category includes the operations of the 1-800-Flowers brand which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements.  Net revenues during the fiscal years ended June 30, 2013 and July 1, 2012, increased by 3.4% and 7.9% over the respective prior year periods, due to a combination of increased order volumes and a higher average order value, driven by enhanced marketing and merchandising programs that encourage our customers to “wow” their gift recipients and “Never Settle For Less.”  Fiscal 2012 also benefited from the better Tuesday date placement of the Valentine’s Day holiday, compared to Monday in fiscal 2011, as well as the revenue contributions of several small acquisitions, including Fine Stationery in May 2011 and Flowerama in August 2011, offset in part by the impact of the 53rd week in fiscal 2011.  For the fiscal year ended July 1, 2012, revenue growth for the Consumer Floral category, excluding the impact of the above acquisitions and the 53rd week in fiscal 2011, was approximately 5.6%.

The BloomNet Wire Service category includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the fiscal year ended June 30, 2013 decreased by 0.9%, compared to the prior year, as a result of a decline in lower margin shop-to-shop order volume and a decline in wholesale product sales, partially offset by growth in high margin services, including web marketing, directory advertising and the florist selection guide. Revenue during the year ended July 1, 2012 increased by 12.7% in comparison to the prior year, primarily as a result of increased shop-to-shop order volume and wholesale product sales. While shop-to-shop order volume has an impact on revenues, as noted below, the impact of these revenue increases/decreases on gross profit and contribution margin is significantly less than BloomNet’s normal product/service revenue.

The Gourmet Food & Gift Baskets category includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Stockyards.com and DesignPac businesses.  Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the fiscal year ended June 30, 2013 and July 1, 2012, increased by 6.7% and 4.0%, respectively, in comparison to the prior years.  Growth during the fiscal year ended June 30, 2013 was primarily due to: (i) e-commerce growth from Cheryl’s and The Popcorn Factory brands due to new product introductions, including items such as, “cookie bouquets” and “cookie cards”,  and (ii) recovery within DesignPac’s wholesale gift baskets business, which rebounded after several years of declines, partially offset by a decline in Fannie May wholesale volume. Growth during the fiscal year ended July 1, 2012 was primarily due to: (i) e-commerce growth from 1-800-Baskets.com, Cheryl’s and The Popcorn Factory brands, (ii) increased wholesale revenue from the Fannie May brand, and (iii) revenue contributions from the acquisitions of Mrs. Beasley’s, a baker and marketer of cakes, muffins and gourmet gift baskets, acquired in March 2011, and Stockyards.com, a purveyor of USDA prime and choice meats, poultry and seafood, whose brandname the Company licensed in late November 2011. This growth was largely offset by reduced DesignPac wholesale basket volume during the December holiday season, and the impact of the conversion of 17 Fannie May retail stores into franchised operations. During the fiscal year ended July 1, 2012, revenue growth for the Gourmet Food & Gift Baskets category, excluding the impact of above acquisitions, the net effect of the sale of the Fannie May retail stores noted above, and the impact of the 53rd week in fiscal 2011, was approximately 3.3%.

For fiscal 2014, the Company expects to grow revenues across all three of its business segments with consolidated revenue growth for the year anticipated to be in the mid-single-digit range.

Gross Profit

	Years Ended
	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)

Gross profit	$305,192	4.3%	$292,577	6.4%	$275,093
Gross margin %	41.5%		41.4%		41.6%

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

Gross profit increased during the fiscal years ended June 30, 2013, in comparison to the prior year period, due to the aforementioned revenue growth, combined with gross margin expansion. The Company’s gross margin percentage increased 10 basis points as a result of improvements within the Consumer Floral segment, as well as BloomNet, partially related to sales mix, offset in part by an overall decrease in the gross margin percentage achieved by the Gourmet Food & Gift Baskets segment, resulting from operational difficulties experienced by the Fannie May brand. During fiscal 2012, the Company’s gross margin percentage decreased 20 basis points, in comparison to the prior year, reflecting the impact of product mix and lower gross margins from the Company’s BloomNet operations and wholesale baskets business within the Gourmet Food and Gift Basket category, partially offset by improvements within the Consumer Floral segment.

The Consumer Floral category gross profit increased by 5.7% and 10.5% during the fiscal years ended June 30, 2013 and July 1, 2012, respectively, as compared to the respective prior year periods, due to the higher revenue, as described above, as well as gross margin improvements of 90 basis points in each year, resulting from merchandising sourcing and logistics initiatives, combined with reductions in promotional activity.  Additionally, gross profit during fiscal 2012 was favorably impacted by the incremental gross profit generated by the acquisitions of Fine Stationery and Flowerama.

The BloomNet Wire Service category gross profit increased by 7.6% and 5.0% during the fiscal years ended June 30, 2013 and July 1, 2012, respectively. The gross profit increases are primarily the result of an increase in high margin service offerings, including web marketing, directory advertising, and the product selection guide.  Gross margin percentage, which increased to 50.9% during fiscal 2013, compared to 46.9% in fiscal 2012 and 50.3% in fiscal 2011, reflects the sales mix impact of wholesale product orders and low margin shop-to-shop order volume, both of which increased in fiscal 2012, but declined in fiscal 2013.

The Gourmet Food & Gift Baskets category gross profit increased by 0.5% and 0.9% during the fiscal years ended June 30, 2013 and July 1, 2012, in comparison to the prior years, due to the above mentioned revenue increases, partially offset by gross margin percentage decreases of 250 basis points and 140 basis points, respectively. The decrease in gross margin percentage during fiscal 2013 was primarily attributable to production/distribution issues at Fannie May, combined with the impact of product mix which reflected an increase in lower margin DesignPac wholesale gift baskets, and a decrease in higher margin Fannie May retail volume due to the prior year sale of 17 Fannie May stores. The decrease in gross margin percentage during fiscal 2012 was driven primarily by lower gross margins from the wholesale basket business, as well as the impact of the sale of the Fannie May stores and increases in commodity and shipping costs.

For fiscal 2014, the Company expects its gross margin percentage will improve in comparison to fiscal 2013 as a result of expected changes in sales mix, and improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Years Ended
	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)

Marketing and sales	$186,720	3.0%	$181,199	5.4%	$171,960
Percentage of sales	25.4%		25.6%		26.0%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

During the fiscal year ended June 30, 2013, marketing and sales expense increased by 3.0%, compared to the prior year, as a result of: (i) higher advertising costs incurred by the 1-800-Flowers brand, which drove cost efficient revenue growth, and for the successful launch of Fannie May Berries, (ii) increased labor due to growth initiatives within the 1-800-Flowers brand, and incremental labor required to support the growth achieved by the DesignPac wholesale business. However, as a result of the Company’s continued focus on improving its merchandising programs, refocusing marketing messages, and enhancing the efficiency of advertising efforts, marketing and sales expense, as a percentage of net revenues, decreased from 25.6% in fiscal 2012 to 25.4% in fiscal 2013.

During the fiscal year ended July 1, 2012, marketing and sales expense increased by 5.4% compared to the prior year, as a result of: (i) increased advertising, primarily related to the 1-800-Flowers.com Consumer Floral brand during the key floral holidays, which helped to drive the improving revenue trends, (ii) increased labor due to several growth initiatives for franchising, BloomNet and the Mobile and Social commerce area, and incremental labor associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, as well as the operation of the Stockyards direct-to-consumer business, offset in part by the franchise conversion of 17 Fannie May retail stores,  and (iii) higher facility costs, due to the aforementioned acquisitions and licensing arrangement. As a result of spending efficiencies achieved during the year, marketing and sales expense, as a percentage of net revenues, decreased from 26.0% in fiscal 2011 to 25.6% in fiscal 2012.

During the fiscal year ended June 30, 2013, the Company added approximately 2.3 million new e-commerce customers, compared to 2.0 million in fiscal 2012, and 2.3 million in fiscal 2011.  Of the 4.9 million total customers who placed e-commerce orders during fiscal 2013, approximately 52% were repeat customers, (56% in fiscal 2012), reflecting the Company’s growth in new customer acquisition.

Technology and Development Expense

	Years Ended
	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)

Technology and development	$21,700	6.2%	$20,426	1.6%	$20,109
Percentage of sales	3.0%		2.9%		3.0%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the fiscal year ended June 30, 2013, technology and development expense increased by 6.2%, compared to the prior year, as a result of increased labor costs required to support and implement new strategic architecture programs, including website and supply chain improvement initiatives.

During the fiscal year ended July 1, 2012, technology and development expense increased by 1.6% compared to the prior year, as a result of the incremental costs associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama.

During the fiscal years ended June 30, 2013, July 1, 2012, and July 3, 2011 the Company expended $37.3 million, $32.7 million, and $32.2 million, respectively, on technology and development, of which $15.6 million, $12.3 million, and $12.1 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)

General and administrative	$52,188	1.4%	$51,474	5.7%	$48,701
Percentage of sales	7.1%		7.3%		7.4%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 1.4% during the fiscal year ended June 30, 2013, compared to the prior year, as a result of increased health insurance and worker’s compensation claims, and annual compensation rate increases, partially offset by a reduction in performance-based bonuses.

General and administrative expense increased by 5.7% during the fiscal year ended July 1, 2012, compared to the prior year, due to:  (i) incremental costs associated with the acquisitions of Mrs. Beasley’s, Fine Stationery and Flowerama, (ii) annual compensation rate increases, and (iii) an increase in expenses associated with franchise expansion plans, partially offset by reductions in bad debt expense.

Depreciation and Amortization

	Years Ended
	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)

Depreciation and amortization	$18,798	(3.8)%	$19,540	(3.4)%	$20,237
Percentage of sales	2.6%		2.8%		3.1%

Depreciation and amortization expense decreased by 3.8% and 3.4% during the fiscal years ended June 30, 2013 and July 1, 2012, respectively, compared to the prior year periods, as a result of the Company’s efforts in prior years to reduce capital expenditures as the Company continues to leverage its technology platform.

Gain on Sale of Stores

On November 21, 2011, the Company and GB Chocolates LLC (GB Chocolates) entered into an agreement whereby the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred recognition of $0.7 million, of the original $0.9 million area development fee associated with the 45 store area development agreement, based upon the number of stores opened by GB Chocolates as of June 30, 2013. The Company will recognize the remaining deferred revenue of $0.7 million on a pro-rata basis, when the conditions for revenue recognition under the area development agreement are met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note in the second quarter of fiscal 2012, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.

Interest Expense, net

	Years Ended
	June 30, 2013	% Change	July 1, 2012	% Change	July 3, 2011
	(dollars in thousands)
Interest expense, net	$(991)	62.4%	$(2,635)	34.0%	$(3,993)

Interest expense, net consists primarily of interest expense, and amortization of deferred financing costs attributable to the Company’s long-term debt and revolving line of credit, net of income earned on the Company’s available cash balances.

Net interest expense decreased during the fiscal years ended June 30, 2013 and July 1, 2012, in comparison to the respective prior years, due to scheduled repayments of amounts outstanding under the Company’s term loan, combined with reduced borrowing rates.  Additionally, fiscal 2013 benefited from the payoff of its term loan in the fourth quarter. On April 11, 2013, the Company entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”), consisting of a revolving line of credit, with a seasonally adjusted limit, ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin.  At June 30, 2013, the Company had no outstanding debt.

Income Taxes

During the fiscal years ended June 30, 2013, July 1, 2012 and July 3, 2011, the Company recorded income tax expense of $9.1 million, $7.8 million and $3.9 million, respectively, resulting in an effective tax rate of 36.6%, 36.8% and 38.7%, respectively.  The Company’s effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, non-deductible stock-based compensation and goodwill amortization, combined with various tax credits/settlements.

At June 30, 2013, the Company’s federal net operating loss carryforwards were approximately $3.1 million, which, if not utilized, will begin to expire in fiscal year 2025.

Discontinued Operations

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. The sales price consisted of $12.0 million of cash proceeds at closing, resulting in a gain on sale of $8.7 million ($4.5 million, net of tax). During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company anticipates completing the sale of its Winetasting Network business in fiscal 2014, at an anticipated loss of $2.3 million ($1.5 million, net of tax). Consequently, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(dollars in thousands)

Net revenues from discontinued operations	$5,154	$10,743	$28,399
Gross profit from discontinued operations	$149	$1,787	$4,992
Loss from discontinued operations, net of tax	$(1,889)	$(217)	$(468)
Gain (loss) on sale of discontinued operations, net of tax	$(1,512)	$4,542	—
Income (loss) from discontinued operations	$(3,401)	$4,325	$(468)

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2013 and 2012.  The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jun. 30, 2013	Mar. 31, 2013	Dec. 30, 2012	Sep. 30, 2012	Jul. 1, 2012	Apr. 1, 2012	Jan. 1, 2012	Oct. 2, 2011
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$139,109	$144,555	$171,774	$81,112	$138,487	$131,598	$163,794	$78,368
Other	33,854	47,027	79,587	38,480	38,853	46,416	73,062	36,939

Total net revenues	172,963	191,582	251,360	119,592	177,340	178,014	236,856	115,307
Cost of revenues	102,134	111,125	146,879	70,167	103,652	105,199	137,131	68,957

Gross profit	70,829	80,457	104,481	49,425	73,688	72,815	99,725	46,350

Operating expenses:
Marketing and sales	48,075	51,439	54,483	32,723	48,249	48,282	52,604	32,064
Technology and development	5,328	5,613	5,363	5,396	5,215	5,627	4,842	4,742
General and administrative	12,016	13,757	13,354	13,061	12,776	13,667	12,807	12,224
Depreciation and amortization	4,992	4,838	4,521	4,447	4,861	4,865	4,920	4,894
Total operating expenses	70,411	75,647	77,721	55,627	71,101	72,440	75,173	53,924

Gain on sale of stores	—	—	—	—	—	—	3,789	—

Operating income (loss)	418	4,810	26,760	(6,202)	2,587	375	28,341	(7,574)

Interest income (expense), net	32	(199)	(538)	(286)	(410)	(410)	(996)	(821)

Income (loss) from continuing operations before income taxes	450	4,611	26,222	(6,488)	2,177	(35)	27,345	(8,395)
Income tax expense (benefit)	(88)	1,491	9,715	(2,045)	453	(215)	10,955	(3,422)
Income (loss) from continuing operations	538	3,120	16,507	(4,443)	1,724	180	16,390	(4,973)

Income (loss) from discontinued operations, net of tax	(749)	(481)	(496)	(163)	(92)	(265)	249	(109)
Gain (loss) on sale of discontinued operations, net of tax	(1,512)	—	—	—	200	—	—	4,342
Income (loss) from discontinued operations	$(2,261)	(481)	(496)	(163)	108	(265)	249	4,233

Net income (loss)	$(1,723)	$2,639	$16,011	$(4,606)	$1,832	$(85)	$16,639	$(740)

Basic net income (loss) per common share:
From continuing operations	$0.01	$0.05	$0.25	$(0.07)	$0.03	$0.00	$0.25	$(0.08)
From discontinued operations	(0.04)	(0.01)	(0.01)	0.00	0.00	0.00	0.00	0.07
Net income (loss) per common share	$(0.03)	$0.04	$0.25	$(0.07)	$0.03	$0.00	$0.26	$(0.01)

Diluted net income (loss) per common share:
From continuing operations	$0.01	$0.05	$0.25	$(0.07)	$0.03	$0.00	$0.25	$(0.08)
From discontinued operations	(0.03)	(0.01)	(0.01)	0.00	0.00	0.00	0.00	0.07
Net income (loss) per common share	$(0.03)	$0.04	$0.24	$(0.07)	$0.03	$0.00	$0.25	$(0.01)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	63,891	64,256	64,824	64,505	64,741	64,988	64,841	64,218
Diluted	66,620	66,111	66,557	64,505	66,381	66,299	66,050	64,218

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal fourth quarter.  The Easter Holiday was in the Company’s third quarter of fiscal 2013, but it was in the fourth quarter during fiscal 2012 and 2011, and will fall in the fourth quarter of fiscal 2014.

Liquidity and Capital Resources

Cash Flows

At June 30, 2013, the Company had working capital of $16.9 million, including cash and cash equivalents of $0.2 million, compared to working capital of $29.7 million, including cash and cash equivalents of $28.9 million, at July 2, 2012. (Refer to “Credit Facility” below. During the quarter ended June 30, 2013, the Company repaid all amounts previously outstanding under its term loan.)

Net cash provided by operating activities of $34.6 million for the fiscal year ended June 30, 2013 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization, deferred income taxes, and stock-based compensation, offset in part by a net increase in working capital, including inventory, accounts receivable and prepaid expenses. Increases in inventory and accounts payable relate to an increase in wholesale volume and earlier delivery requirements for DesignPac gift basket customers, as well as earlier manufacturing of Cheryl’s components due to production capacity constraints.

Net cash used in investing activities of $24.5 million for the fiscal year ended June 30, 2013 was primarily attributable to capital expenditures related to the Company’s technology infrastructure, as well as the acquisition of Pingg Corp., and payments related to the acquisition of 1-800-Flowers’ European trademarks.  As noted above, as a result of production capacity constraints at the Company’s Cheryl’s manufacturing facility, the Company will be expanding the facility during fiscal 2014, resulting in incremental capital of approximately $5.0 million. The Company believes that it will be able to fund this incremental capital requirement through cash generated from operations.

Net cash used in financing activities of $38.8 million for the fiscal year ended June 30, 2013 reflects: (i) scheduled repayments of the Company’s term loan, and (ii) the prepayment of the $13.5 million balance, which would have been remaining on its term loan at June 30, 2013, during the fourth quarter of fiscal 2013, as well as (iii) the acquisition of $9.6 million of treasury stock under the Company’s stock repurchase plan.

Credit Facility

On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”) with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders. The 2010 Credit Facility consisted of a $60.0 million term loan with a maturity date of March 30, 2014, and a revolving credit line which extended through April 16, 2014, and included a seasonally adjusted limit which ranged from $40.0 to $75.0 million.  The term loan was payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating principal payments at the rate of 20% in year one, 25% in years two and three and 30% in year four. Interest on outstanding amounts under the 2010 Credit Facility was calculated under: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility ranged from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio.

On April 10, 2013, the Company entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility were secured by liens on all personal property of the Company and its domestic subsidiaries. There were no amounts outstanding under the 2013 Credit Facility as of June 30, 2013.

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

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. The Company repurchased a total of  $9.6 million (2,490,065 shares), $3.3 million (1,133,913 shares) and $0.5 million (168,207 shares) during the fiscal years ended June 30, 2013, July 1, 2012, and July 3, 2011, respectively, under this program.  As of June 30, 2013, $18.9 million remains authorized under the plan.

Contractual Obligations

At June 30, 2013, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(dollars in thousands)
	Total	Less than 1 year	1 — 2 years	3 — 5 years	More than 5 years

Long-term debt, including interest	$—	$—	$—	$—	$—
Operating lease obligations	54,072	12,818	17,175	12,684	11,395
Sublease obligations	2,582	1,249	1,097	236	—
Purchase commitments (*)	54,352	54,352	—	—	—

Total	$111,006	$68,419	$18,272	$12,920	$11,395

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

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company’s online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, net of discounts, returns and credits. Net revenues are recognized primarily upon product shipment and do not include sales tax. Shipping terms are primarily FOB shipping point.  Net revenues generated by the Company’s BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists.  Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms primarily FOB shipping point.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers or franchisees to make required payments. In establishing the appropriate provisions for customer receivable balances, the Company makes assumptions with respect to their future collectability. The Company’s assumptions are based on an assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Once the Company considers the factors above, an appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. If the financial condition of the Company’s customers or franchisees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting. The Company also records an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections. This reserve is determined by analyzing inventory skus based on age, expiration, historical trends and requirements to support forecasted sales. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination, with the carrying value of the Company’s goodwill allocated to its reporting units. Goodwill  is not amortized, but it is subject to an annual assessment for impairment, which the Company performs during the fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.

The Company tests goodwill for impairment at the reporting unit level.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. Goodwill impairment testing involves a two-step process. The first step requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than the fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The Company generally estimates the fair value of a reporting unit using an equal weighting of the income and market approaches. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, the Company engages third-party valuation specialists for advice. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting units determined in the first step (as described above) to its current market capitalization, allowing for a reasonable control premium.

Based on the goodwill impairment test performed during the fourth quarter of fiscal 2013, the estimated fair value of the Company’s reporting units significantly exceeded their respective carrying value (including goodwill allocated to each respective reporting unit). Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. However, as a measure of sensitivity, a 40% decrease in the fair value of the Company’s reporting units as of June 30, 2013, would have had no impact on the carrying value of the Company’s goodwill.  In addition, a decrease of 100 basis points in our terminal (perpetual) growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units.

Other Intangibles and Long-Lived Assets

Other intangibles consist of definite-lived intangible assets (such as investment in licenses, customer lists, and others) and indefinite-lived intangible assets (such as acquired trade names and trademarks). The cost of definite-lived intangible assets is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years, while indefinite-lived intangible assets are not amortized.

Long-lived assets, such as definite-lived intangibles and property, plant and equipment are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

Based on the indefinite-lived intangible assets impairment test performed during the fourth quarter of fiscal 2013, the estimated fair value of the Company’s intangibles significantly exceeded their respective carrying value. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

Income Taxes

The Company uses the asset and liability method to account for income taxes. The Company has established deferred tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company recognizes as a deferred tax asset, the tax benefits associated with losses related to operations.  Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

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

Newly Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This ASU became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Item 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of June 30, 2013, the Company had no debt outstanding under its credit agreement, as all amounts previously outstanding were paid off during the fourth quarter of fiscal 2013.

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion, to manage its exposure to interest rate fluctuations. The Company has managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matured on July 25, 2012. The Company had designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on this swap was included as a component of accumulated other comprehensive income.

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

Item 9.                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and includes those policies and procedures that:

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. Ernst & Young LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-Flowers.com, Inc. and Subsidiaries as of June 30, 2013 and July 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of the Company and our report dated September 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, NY

September 13, 2013

Item 9B.                  OTHER INFORMATION

None.

PART III

Item 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth in the Proxy Statement for the 2013 annual meeting of stockholders is incorporated herein by reference.

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

Item 11.                    EXECUTIVE COMPENSATION

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.                                                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2013 and July 1, 2012	F-2
Consolidated Statements of Income for the years ended June 30, 2013, July 1, 2012 and July 3, 2011	F-3
Consolidated Statements of Comprehensive Income for the years ended June 30, 2013, July 1, 2012 and July 3, 2011	F-4
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013, July 1, 2012 and July 3, 2011	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2013, July 1, 2012 and July 3, 2011	F-6
Notes to Consolidated Financial Statements	F-7

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

All other information and financial statement schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Index to Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.4, 10.5, 10.6, 10.7, 10.8, 10.10, 10.11, 10.13, 10.14, 10.15 10.16 and 10.17 are management contracts or compensatory plans or arrangements.

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
*10.16

Form of Incentive Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.16)

*10.17

Form of Non-statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.17)

*10.18

Second Amended and Restated Credit Agreement dated as of April 16, 2010 among 1-800-Flowers.com, Inc, The Subsidiary Borrowers Party thereto, The Guarantors Party thereto, The Lenders Party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent. (Current Report on Form 8-K filed on April 23, 2010, Exhibit 99.2)

*10.19

Third Amended and Restated Credit Agreement dated as of April 10, 2013 among 1-800-Flowers.com, Inc., The Subsidiary Borrowers Party thereto, The Guarantors Party thereto, The Lenders Party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent. (Current Report on Form 8-K filed on April 11, 2013, Exhibit 99.2)

*10.20	2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009 and amended as of October 28, 2011) (Definitive Proxy filed on October 31, 2011 (No 111168049, Annex A))
*10.21	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.20)
*10.22	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.21)
*10.23	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.22)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Document
101.DEF	XBRL Taxonomy Definition Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2013	1-800-FLOWERS.COM, Inc.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 13, 2013	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Dated: September 13, 2013	By:	/s/ William E. Shea
William E. Shea
Senior Vice President and Chief Financial Officer

Dated: September 13, 2013	By:	/s/ Christopher G. McCann
Christopher G. McCann
Director, President

Dated: September 13, 2013	By:	/s/ Geralyn R. Breig
Geralyn R. Breig
Director

Dated: September 13, 2013	By:	/s/ Lawrence Calcano
Lawrence Calcano
Director

Dated: September 13, 2013	By:	/s/ James A. Cannavino
James A. Cannavino
Director

Dated: September 13, 2013	By:	/s/ John J. Conefry, Jr.
John J. Conefry, Jr.
Director

Dated: September 13, 2013	By:	/s/ Eugene F. DeMark
Eugene R. DeMark
Director

Dated: September 13, 2013	By:	/s/ Leonard J. Elmore
Leonard J. Elmore
Director

Dated: September 13, 2013	By:	/s/ Larry Zarin
Larry Zarin
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the Company) as of June 30, 2013 and July 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 30, 2013 and July 1, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

September 13, 2013

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2013	July 1, 2012

Assets
Current assets:
Cash and cash equivalents	$154	$28,854
Receivables, net	14,957	11,887
Inventories	55,756	53,933
Deferred tax assets	5,746	4,993
Prepaid and other	9,941	8,286
Current assets of discontinued operations	6,095	5,153

Total current assets	92,649	113,106
Property, plant and equipment, net	52,943	48,550
Goodwill	47,943	47,485
Other intangibles, net	43,276	41,576
Deferred tax assets	2,127	2,824
Other assets	10,086	7,875
Non-current assets of discontinued operations	1,049	797

Total assets	$250,073	$262,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,235	$17,619
Accrued expenses	45,044	48,811
Current maturities of long-term debt and obligations under capital leases	—	15,756
Current liabilities of discontinued operations	4,484	1,199

Total current liabilities	75,763	83,385
Long-term debt and obligations under capital leases	—	13,500
Other liabilities	5,039	3,580

Total liabilities	80,802	100,465

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized, 36,280,425 and 34,465,207 shares issued in 2013 and 2012, respectively	362	344
Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,125,465 and 42,138,465 shares issued in 2013 and 2012, respectively	421	421
Accumulated other comprehensive loss	—	(17)
Additional paid-in capital	298,580	293,814
Retained deficit	(83,937)	(96,258)
Treasury stock, at cost, 9,257,231 and 6,767,166 Class A shares in 2013 and 2012, respectively, and 5,280,000 Class B shares in 2013 and 2012	(46,155)	(36,556)

Total stockholders’ equity	169,271	161,748

Total liabilities and stockholders’ equity	$250,073	$262,213

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011

Net revenues	$735,497	$707,517	$661,389
Cost of revenues	430,305	414,940	386,296

Gross profit	305,192	292,577	275,093
Operating expenses:
Marketing and sales	186,720	181,199	171,960
Technology and development	21,700	20,426	20,109
General and administrative	52,188	51,474	48,701
Depreciation and amortization	18,798	19,540	20,237

Total operating expenses	279,406	272,639	261,007

Gain on sale of stores	—	3,789	—

Operating income	25,786	23,727	14,086

Interest expense, net	(991)	(2,635)	(3,993)

Income from continuing operations before income taxes	24,795	21,092	10,093
Income tax expense from continuing operations	9,073	7,771	3,903
Income from continuing operations	15,722	13,321	6,190

Loss from discontinued operations, net of tax	(1,889)	(217)	(468)
Gain (loss) on sale of discontinued operations, net of tax	(1,512)	4,542	—

Income (loss) from discontinued operations	(3,401)	4,325	(468)

Net income	$12,321	$17,646	$5,722

Basic net income (loss) per common share:
From continuing operations	$0.24	$0.21	$0.10
From discontinued operations	(0.05)	0.07	(0.01)
Basic net income per common share	$0.19	$0.27	$0.09

Diluted net income (loss) per common share:
From continuing operations	$0.24	$0.20	$0.10
From discontinued operations	(0.05)	0.07	(0.01)
Diluted net income per common share	$0.19	$0.27	$0.09

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,369	64,697	64,001
Diluted	66,792	66,239	65,153

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011

Net income	$12,321	$17,646	$5,722

Other comprehensive income	17	141	176

Comprehensive income	12,338	17,787	5,898

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2013, July 1, 2012 and July 3, 2011

(in thousands, except share data)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance at June 27, 2010	32,492,266	$325	42,138,465	$421	$285,515	$(119,626)	$(334)	10,745,046	$(32,825)	$133,476

Net income	—	—	—	—	—	5,722	—	—	—	5,722
Change in value of cash flow hedge	—	—	—	—	—	—	176	—	—	176
Stock-based compensation	495,047	5	—	—	4,005	—	—	—	—	4,010
Tax asset shortfall from stock-based compensation,	—	—	—	—	(419)	—	—	—	—	(419)
Acquisition of Class A treasury stock	—	—	—	—	—	—	—	168,207	(454)	(454)

Balance at July 3, 2011	32,987,313	330	42,138,465	421	289,101	(113,904)	(158)	10,913,253	(33,279)	142,511

Net income	—	—	—	—	—	17,646	—	—	—	17,646
Change in value of cash flow hedge	—	—	—	—	—	—	141	—	—	141
Stock-based compensation	1,477,894	14	—	—	4,836	—	—	—	—	4,850
Tax asset shortfall from stock-based compensation	—	—	—	—	(123)	—	—	—	—	(123)
Acquisition of Class A treasury stock	—	—	—	—	—	—	—	1,133,913	(3,277)	(3,277)

Balance at July 1, 2012	34,465,207	344	42,138,465	421	293,814	(96,258)	(17)	12,047,166	(36,556)	161,748

Net income	—	—	—	—	—	12,321	—	—	—	12,321
Change in value of cash flow hedge	—	—	—	—	—	—	17	—	—	17
Conversion of Class B stock into Class A stock	13,000	—	(13,000)	—	—	—	—	—	—	—
Stock-based compensation	1,610,271	16	—	—	4,267	—	—	—	—	4,283
Exercise of stock options	191,947	2	—	—	533	—	—	—	—	535
Tax asset shortfall from stock-based compensation	—	—	—	—	(34)	—	—	—	—	(34)
Acquisition of Class A treasury stock	—	—	—	—	—	—	—	2,490,065	(9,599)	(9,599)

Balance at June 30, 2013	36,280,425	$362	42,125,465	$421	$298,580	$(83,937)	—	14,537,231	$(46,155)	$169,271

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011

Operating activities:
Net income	$12,321	$17,646	$5,722
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	(179)	1,435	310
Loss/(gain) on sale of discontinued operations	2,348	(8,683)	—
Depreciation and amortization	18,798	19,539	20,237
Amortization of deferred financing costs	420	457	474
Deferred income taxes	(811)	7,790	2,262
Bad debt expense	1,085	869	1,537
Stock-based compensation	4,283	4,850	3,961
Excess tax benefit from stock-based compensation	(739)	(273)	(18)
Other non-cash items	483	42	27
Changes in operating items, excluding the effects of acquisitions:
Receivables	(4,108)	(2,135)	(878)
Inventories	(1,823)	(3,919)	(6,898)
Prepaid and other	(1,655)	(2,126)	(1,822)
Accounts payable and accrued expenses	4,368	1,694	6,357
Other assets	(609)	1,646	(748)
Other liabilities	463	947	(235)

Net cash provided by operating activities	34,645	39,779	30,288

Investing activities:
Acquisitions, net of cash acquired	(3,700)	(4,336)	(4,310)
Proceeds from sale of business	—	12,823	—
Capital expenditures	(20,044)	(17,180)	(16,890)
Purchase of investments	(903)	(3,945)	(268)
Other, net	117	(119)	100
Investing activities of discontinued operations	—	(124)	(127)

Net cash used in investing activities	(24,530)	(12,881)	(21,495)

Financing activities:
Acquisition of treasury stock	(9,599)	(3,277)	(454)
Excess tax benefit from stock based compensation	739	273	18
Proceeds from exercise of employee stock options	535	—	49
Proceeds from bank borrowings	62,000	56,000	40,000
Repayment of notes payable and bank borrowings	(91,250)	(71,000)	(52,750)
Debt issuance cost	(1,234)	—	(17)
Repayment of capital lease obligations	(6)	(1,482)	(2,040)

Net cash used in financing activities	(38,815)	(19,486)	(15,194)

Net change in cash and cash equivalents	(28,700)	7,412	(6,401)
Cash and cash equivalents:
Beginning of year	28,854	21,442	27,843

End of year	$154	$28,854	$21,442

Supplemental Cash Flow Information:

•                  Interest paid amounted to $1.1 million, $2.2 million, and $3.7 million, for the years ended June 30, 2013,  July 1, 2012, and July 3, 2011, respectively.

•                  The Company paid income taxes of approximately $8.3 million, $5.0 million and $1.4 million, net of tax refunds received, for the years ended June 30, 2013, July 1, 2012, and July 3, 2011, respectively.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

For more than 35 years, 1-800-FLOWERS.COM, Inc. has been providing customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, 100 percent satisfaction is guaranteed. The Company’s BloomNet® international floral wire service provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory®; cookies and baked gifts from Cheryl’s®; and premium chocolates and confections from Fannie May® Confections Brands; gift baskets and towers from 1-800-BASKETS.COM®, carved fresh fruit arrangements from FruitBouquets.com, top quality steaks and chops from Stock Yards®, as well as premium branded customizable invitations and personal stationery from FineStationery.com®.  The Company’s Celebrations ® brand is a new premier online destination for fabulous party ideas and planning tips.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company anticipates completing the sale of the Winetasting Network business in fiscal 2014. Consequently, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented. Refer to Note 16. Discontinued Operations, for further discussion.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30.  Fiscal years 2013 and 2012 consisted of 52 weeks which ended on June 30, 2013 and July 1, 2012, respectively, whereas fiscal year 2011 consisted of 53 weeks, which ended on July 3, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks, highly liquid money market funds, United States government securities, overnight repurchase agreements and commercial paper with maturities of three months or less when purchased.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the estimated useful lives and the initial lease terms. The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively. The Company’s property plant and equipment is depreciated using the following estimated lives:

Buildings	40 years
Leasehold Improvements	3-10 years
Furniture, Fixtures and Equipment	3-10 years
Software	3-7 years

Property, plant and equipment and other long-lived assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination, with the carrying value of the Company’s goodwill allocated to its reporting units. Goodwill is not amortized, but it is subject to an annual assessment for impairment, which the Company performs during the fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.

The Company tests goodwill for impairment at the reporting unit level.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. Goodwill impairment testing involves a two-step process. The first step requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than the fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The Company generally estimates the fair value of a reporting unit using an equal weighting of the income and market approaches. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, the Company engages third-party valuation specialists for advice. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting units determined in the first step (as described above) to its current market capitalization, allowing for a reasonable control premium.

Other Intangibles, net

Other intangibles consist of definite-lived intangible assets (such as investment in licenses, customer lists, and others) and indefinite-lived intangible assets (such as acquired trade names and trademarks). The cost of definite-lived intangible assets is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 3 to 16 years, while indefinite-lived intangible assets are not amortized.

Long-lived assets, such as definite-lived intangibles and property, plant and equipment are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. When such events or changes in

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805 which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. The fair values assigned to identifiable intangible assets acquired are determined primarily by using an income approach which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are based on company specific information and projections which are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected in the Company’s consolidated financial statements from date of acquisition.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $0.5 and $0.3 million at June 30, 2013 and July 1, 2012 respectively, relating to prepaid catalog expenses.

Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.8 million as of June 30, 2013 and $3.6 million as of July 1, 2012, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net income of Flores Online for each of the years ended June 30, 2013 and July 1, 2012 was less than $0.2 million.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.4 million as of June 30, 2013 and $1.7 million as of July 1, 2012. In addition, the Company had notes receivable from a company it maintains an investment in of $2.3 million as of June 30, 2013 and $0.9 million as of July 1, 2012.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included in Other assets in the

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

consolidated balance sheets (see Note 10).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company’s large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies.  Allowances relating to consumer, corporate and franchise accounts receivable ($2.5 million and $2.4 million at June 30, 2013 and July 1, 2012, respectively) have been recorded based upon previous experience and management’s evaluation.

Revenue Recognition

Net revenues are generated by E-commerce operations from the Company’s online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, net of discounts, returns and credits. Net revenues are recognized primarily upon product shipment and do not include sales tax. Shipping terms are primarily FOB shipping point.  Net revenues generated by the Company’s BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists.  Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms primarily FOB shipping point.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $77.9 million, $75.1 million and $67.2 million for the years ended June 30, 2013, July 1, 2012 and July 3, 2011, respectively.

Technology and Development

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, typically three to seven years. Costs associated with repair maintenance or the development of web site content are expensed as incurred as the useful lives of such software modifications are less than one year.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company records compensation expense associated with restricted stock awards and other forms of equity compensation based upon the fair value of stock-based awards as measured at the grant date. The expense is recorded by amortizing the fair values on a straight-line basis over the vesting period, adjusted for estimated forfeitures.

Derivatives and hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. The Company has managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

Income Taxes

The Company uses the asset and liability method to account for income taxes. The Company has established deferred tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company recognizes as a deferred tax asset, the tax benefits associated with losses related to operations.  Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

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

Newly Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This ASU became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 30, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 3 — Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$15,722	$13,321	$6,190

Denominator:
Weighted average shares outstanding	64,369	64,697	64,001
Effect of dilutive securities:
Employee stock options (1)	786	40	16
Employee restricted stock awards	1,637	1,502	1,136
	2,423	1,542	1,152

Adjusted weighted-average shares and assumed conversions	66,792	66,239	65,153

Net income per common share from continuing operations:
Basic	$0.24	$0.21	$0.10
Diluted	$0.24	$0.20	$0.10

Note (1): The effect of options to purchase 2.0 million, 5.5 million and 7.0 million shares for the years ended June 30, 2013, July 1, 2012, and July 3, 2011, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 4. Acquisitions and dispositions

Acquisition of Pingg

On May 31, 2013, the Company completed the acquisition of Pingg Corp., an online invitation and event planner. The purchase price, which included the acquisition of software, receivables and certain other assets and related liabilities, was approximately $1.7 million. Approximately $0.5 million of purchase price was assigned to goodwill. The acquisition was financed utilizing available cash balances. Operating results of the acquired entity, which are not significant, are reflected in the Company’s consolidated financial statements from the date of acquisition, in the Consumer Floral segment.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquisition of 1-800-Flowers’ European trademarks

On March 11, 2013, the Company acquired the European rights to various derivations of the 1-800-Flowers’ tradename, trademark, URL’s and telephone numbers from Flowerscorp Pty Ltd. for a purchase price of $4.0 million, which is included within Other Intangibles, net. The purchase agreement requires payment of $2.0 million on March 11, 2013, and $1.0 million on each of the first and second anniversary dates of the acquisition.

Sale and franchise of Fannie May retail stores

On November 21, 2011, the Company and GB Chocolates LLC (GB Chocolates) entered into an agreement whereby the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million.  Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into an area development agreement whereby GB Chocolates will open a minimum of 45 new Fannie May franchise stores.  The agreement provides exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the agreement include a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a non-performance promissory note in the amount of $1.2 million, which becomes due and payable only if GB Chocolates does not open all 45 stores as set forth in the development agreement.  The Company has deferred recognition of $0.7 million, of the original $0.9 million area development fee associated with the 45 store area development agreement, based upon the number of stores opened by GB Chocolates as of June 30, 2013. The Company will recognize the remaining deferred revenue of $0.7 million on a pro-rata basis, when the conditions for revenue recognition under the area development agreement are met. Both store opening fees and area development fees are generally recognized upon the opening of a franchise store, or upon termination of the agreement between the Company and the franchisee. The Company recognized approximately $0.2 million, of the $1.2 million promissory note in the second quarter of fiscal 2012, based upon its assessment of the likelihood that the performance criteria under the agreement will be achieved.  The fair value of the promissory note is impacted by estimates relating to the probability that GB Chocolates will open 45 stores, discounted for present value, and the risk associated with counterparty payment. Changes in these assumptions could result in an increase or decrease in fair value which would impact the income statement. There were no significant changes in these estimates during fiscal year 2013.

Acquisition of Flowerama

On August 1, 2011, the Company completed the acquisition of Flowerama of America, Inc. (Flowerama), a franchisor and operator of retail flower shops under the Flowerama trademark, with annual revenue of approximately $6.1 million and annual operating income of $0.1 million in its most recent year end prior to acquisition. The purchase price, which included the acquisition of receivables, inventory, eight retail store locations and certain other assets and related liabilities, was approximately $4.3 million. Of the acquired assets, $2.1 million was assigned to amortizable investment in licenses (intangibles), which is being amortized over the estimated useful life of 20 years, based upon the estimated remaining life of the franchise agreements. Approximately $2.4 million of purchase price was assigned to goodwill which is not deductible for tax purposes. The acquisition was financed utilizing available cash balances.

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	June 30, 2013	July 1, 2012
	(in thousands)

Finished goods	$30,906	$24,746
Work-in-process	6,465	10,466
Raw materials	18,385	18,721
	$55,756	$53,933

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets (1)	Total
	(in thousands)
Balance at July 3, 2011	$6,779	$—	$38,777	$45,556

Acquisition of Flowerama	2,440			2,440
Acquisition related adjustments	490			490
Sale of Fannie May stores			(1,001)	(1,001)

Balance at July 1, 2012	$9,709	$—	$37,776	$47,485

Adjustments			(84)	(84)
Acquisition of Pingg	542			542

Balance at June 30, 2013	$10,251	$—	$37,692	$47,943

(1)         The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the GFGB segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

		June 30, 2013			July 1, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)

Intangible assets with determinable lives:
Investment in licenses	14 - 16 years	$7,420	$5,516	$1,904	$7,420	$5,401	$2,019
Customer lists	3 - 10 years	15,989	11,334	4,655	16,019	9,961	6,058
Other	5 - 8 years	2,538	2,513	25	2,538	2,173	365
		25,947	19,363	6,584	25,977	17,535	8,442

Trademarks with indefinite lives		36,692	—	36,692	33,134	—	33,134
Total intangible assets		$62,639	$19,363	$43,276	$59,111	$17,535	$41,576

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  During the year ended June 30, 2013, the Company wrote-down the value of its Fine Stationery tradename from $1.1 million to $0.7 million.

The amortization of intangible assets for the years ended June 30, 2013, July 1, 2012 and July 3, 2011 was $1.8 million, $1.8 million and $2.3 million, respectively.  Future estimated amortization expense is as follows: 2014 - $1.4 million, 2015 - $1.3 million, 2016 - $1.2 million, 2017 - $0.7 million, and thereafter - $2.0 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	June 30, 2013	July 1, 2012
	(in thousands)

Land	$2,907	$2,907
Building and building improvements	9,807	9,807
Leasehold improvements	17,566	16,631
Furniture and fixtures	4,903	4,778
Production equipment	31,798	28,582
Computer equipment	57,879	56,901
Telecommunication equipment	8,204	8,188
Software	122,459	106,635
	255,523	234,429
Accumulated depreciation and amortization	202,580	185,879
	$52,943	$48,550

Note 8. Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2013	July 1, 2012
	(in thousands)

Payroll and employee benefits	$19,859	$20,137
Advertising and marketing	9,107	12,813
Other	16,078	15,861
	$45,044	$48,811

Note 9. Long-Term Debt

	June 30, 2013	July 1, 2012
	(in thousands)

Term loan (1)	$—	$29,250
Revolving line of credit (1)	—	—
Obligations under capital leases	—	6
	—	29,256
Less current maturities of long-term debt obligations under capital leases	—	15,756
	$—	$13,500

(1)             On April 16, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Facility”) with JPMorgan Chase Bank N.A., as administrative agent, and a group of lenders. The 2010 Credit Facility consisted of a $60.0 million term loan with a maturity date of March 30, 2014, and a revolving credit line which extended through April 16, 2014, and included a seasonally adjusted limit which ranged from $40.0 to $75.0 million.  The term loan was payable in sixteen quarterly installments of principal and interest beginning in June 2010, with escalating principal payments at the rate of 20% in year one, 25% in years two and three and 30% in year four. Interest on outstanding amounts under the 2010 Credit Facility was calculated under: (i) LIBOR plus a defined margin, or (ii) the agent bank’s prime rate plus a margin. The applicable margins for the Company’s term loans and revolving credit facility ranged from 3.00% to 3.75% for LIBOR loans and 2.00% to 2.75% for ABR loans with pricing based upon the Company’s leverage ratio.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On April 10, 2013, the Company entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revises certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of June 30, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility were secured by liens on all personal property of the Company and its domestic subsidiaries. There were no amounts outstanding under the 2013 Credit Facility as of June 30, 2013.

Note 10. Fair Value Measurements

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are also tested for impairment annually, as required under the accounting standards.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the guidance are described below:

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$1,708	$1,708	$—	$—
Non-performance promissory note (2)	205	—	—	205
	$1,913	$1,708	$—	$205

(1)         Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in Other assets in the consolidated balance sheets.  The Company established a Non-qualified Deferred Compensation

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Plan (Note 14 — Employee Retirement Plans) for certain members of senior management in fiscal 2009. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan.

(2)         Refer to Note 4. Acquisitions and dispositions — Sale and franchise of Fannie May retail stores. Included in Other assets on the consolidated balance sheets.

The following table presents, by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2012:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$1,143	$1,143	$—	$—
Fair value of non-performance promissory note (2)	205	—	—	205
Interest rate swap	(7)	—	(7)	—
	$1,341	$1,143	$(7)	$205

(1)         Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in Other assets in the consolidated balance sheets. (Note 14 — Employee Retirement Plans).

(2)         Refer to Note 4. Acquisitions and dispositions — Sale and franchise of Fannie May retail stores. Included in other assets on the consolidated balance sheets.

Note 11.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for fiscal year 2011, while fiscal years 2010 and 2012 remain subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 30, 2013, the Company has an unrecognized tax position of approximately $0.8 million, including accrued interest and penalties of $0.1 million. The Company believes that an additional $0.4 million of its unrecognized tax positions will be resolved over the next twelve months.

Significant components of the income tax provision from continuing operations are as follows:

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands)

Current provision (benefit):
Federal	$7,983	$(1,643)	$927
State	1,845	1,155	840
	9,828	(488)	1,767
Deferred provision (benefit):
Federal	(730)	8,479	2,038
State	(25)	(220)	98
	(755)	8,259	2,136
Income tax expense	$9,073	$7,771	$3,903

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011

Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	4.0	6.2
Non-deductible stock-based compensation	—	0.6	1.7
Non-deductible goodwill amortization	—	1.7	—
Rate change	(0.3)	(1.1)	0.1
Tax credits	(1.2)	(1.2)	(2.7)
Tax settlements	1.1	—	(1.4)
Other, net	(1.3)	(2.2)	(0.2)
	36.6%	36.8%	38.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred income tax assets (liabilities) are as follows:

	Years ended
	June 30, 2013	July 1, 2012
	(in thousands)

Deferred income tax assets:
Net operating loss and credit carryforwards	$3,230	$3,569
Accrued expenses and reserves	5,848	5,680
Stock-based compensation	3,266	3,494
Book in excess of tax depreciation	1,055	—
Gross deferred income tax assets	13,399	12,743
Less: Valuation allowance	(1,477)	(1,578)
	11,922	11,165
Deferred income tax liabilities:
Other intangibles	(4,049)	(3,036)
Tax in excess of book depreciation	—	(312)

	(4,049)	(3,348)

Net deferred income tax assets	$7,873	$7,817

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain states.  At June 30, 2013, the Company’s federal and state net operating loss carryforwards were approximately $3.1 million, and $3.3 million, respectively, which if not utilized, will begin to expire in fiscal year 2025 and 2015, respectively.  The federal net operating loss of $3.1 million is subject to Section 382 limitations of $0.3 million per year.

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

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. The Company repurchased a total of $9.6 million (2,490,065 shares), $3.3 million (1,133,913 shares) and $0.5 million (168,207 shares) during the fiscal years ended June 30, 2013, July 1, 2012, and July 3, 2011, respectively, under this program.  As of June 30, 2013, $18.9 million remains authorized under the plan.

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

At June 30, 2013, the Company has reserved approximately 13.0 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands, except per share data)

Stock options	$477	$1,073	$1,181
Restricted stock awards	3,806	3,777	2,780
Total	4,283	4,850	3,961
Deferred income tax benefit	1,555	1,796	1,381
Stock-based compensation expense, net	$2,728	$3,054	$2,580

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands)

Marketing and sales	$1,499	$1,755	$1,587
Technology and development	428	600	791
General and administrative	2,356	2,495	1,583
Total	$4,283	$4,850	$3,961

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (Refer to Note 15. Business Segments.)

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Option Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	June 30, 2013	July 1, 2012	July 3, 2011

Weighted average fair value of options granted	$2.95	$1.84	$1.23
Expected volatility	72%	72%	68%
Expected life (in years)	6.4	8.0	7.5
Risk-free interest rate	0.7%	0.9%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding beginning of period	6,711,280	$4.48
Granted	35,000	$4.55
Exercised	(191,947)	$2.36
Forfeited/Expired	(1,831,093)	$6.23
Outstanding end of period	4,723,240	$3.89	5.1 years	$12,536

Options vested or expected to vest at end of period	4,572,098	$3.94	4.9 years	$11,950
Exercisable at June 30, 2013	2,917,540	$4.88	3.4 years	$5,508

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2013, July 1, 2012 and July 3, 2011 was $0.6 million, $0.0 million, and $0.0 million, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.69 – 1.79	1,080,500	7.3 years	$1.79	257,000	$1.79
$2.01 – 2.63	1,078,400	8.2 years	$2.62	177,300	$2.62
$2.77 – 3.11	1,193,753	3.1 years	$3.09	1,156,153	$3.09
$3.26 – 6.52	645,234	3.1 years	$6.09	601,734	$6.09
$6.90 – 11.81	725,353	2.1 years	$8.28	725,353	$8.28
	4,723,240	5.1 years	$3.89	2,917,540	$4.88

As of June 30, 2013, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $2.3 million and the weighted average period over which these awards are expected to be recognized was 5.5 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value

Non-vested — beginning of period	3,855,320	$2.37
Granted	1,668,490	$3.55
Vested	(1,610,271)	$2.48
Forfeited	(480,184)	$3.06
Non-vested - end of period	3,433,355	$2.80

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 30, 2013, there was $6.3 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.3 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company’s contributions based upon years of service. The Company suspended all contributions during fiscal years 2013, 2012 and 2011.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus.  The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500.  Employees are vested in the Company’s contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected.  As of June 30, 2013 and July 1, 2012, these plan liabilities, which are included in Other liabilities within the Company’s Consolidated Balance Sheet, totaled $1.7 million and $1.1 million, respectively. The associated plan assets, which are subject to the

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

claims of the creditors, are primarily invested in mutual funds and are included in Other assets-long term. Company contributions during the years ended June 30, 2013, July 1, 2012 and July 3, 2011 were less than $0.1 million. Gains and losses on these investments, which were immaterial during fiscal years 2013, 2012 and 2011, are included in Interest expense, net, within the Company’s Consolidated Statements of Income.

Note 15. Business Segments

The Company’s management reviews the results of the Company’s continuing operations by the following three business segments:

•                  Consumer Floral;

•                  BloomNet Wire Service; and

•                  Gourmet Food and Gift Baskets; and

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (1) below), nor does it include depreciation and amortization, other income, and income taxes, or stock-based compensation, which is included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Years ended
Net revenues	June 30, 2013	July 1, 2012	July 3, 2011
		(in thousands)

Net revenues:
Consumer Floral	$411,526	$398,184	$369,199
BloomNet Wire Service	81,822	82,582	73,282
Gourmet Food & Gift Baskets	243,225	228,002	219,174
Corporate (1)	789	773	1,150
Intercompany eliminations	(1,865)	(2,024)	(1,416)
Total net revenues	$735,497	$707,517	$661,389

	Years ended
Operating Income	June 30, 2013	July 1, 2012	July 3, 2011
		(in thousands)

Segment Contribution Margin:
Consumer Floral	$47,193	$39,147	$32,669
BloomNet Wire Service	25,611	22,339	20,195
Gourmet Food & Gift Baskets (2)	20,345	30,193	28,544
Segment Contribution Margin Subtotal	93,149	91,679	81,408
Corporate (1)	(48,565)	(48,412)	(47,085)
Depreciation and amortization	(18,798)	(19,540)	(20,237)
Operating income	$25,786	$23,727	$14,086

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

(2)         GFGB segment contribution margin during the year ended July 1, 2012 includes a $3.8 million ($2.4mm, net of tax) gain on the sale of 17 Fannie May stores, which are being operated as franchised locations post-sale.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Discontinued Operations

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. The sales price consisted of $12.0 million of cash proceeds at closing, resulting in a gain on sale of $8.7 million ($4.5 million, net of tax). During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company anticipates completing the sale of the Winetasting Network business in fiscal 2014, at an anticipated loss of $2.3 million ($1.5 million, net of tax). Consequently, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands, except per share data)

Net revenues from discontinued operations	$5,154	$10,743	$28,399

Loss from discontinued operations, net of tax	$(1,889)	$(217)	$(468)

Income (loss) on sale of discontinued operations, net of tax	$(1,512)	$4,542	—

Income (loss) from discontinued operations	$(3,401)	$4,325	$(468)

Note 17. Commitments and Contingencies

Leases

The Company currently leases office, store facilities, and equipment under various leases through fiscal 2026. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis. These leases are classified as either capital leases, operating leases or subleases, as appropriate.

As of June 30, 2013 future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)

2014	$12,818
2015	8,781
2016	8,393
2017	7,490
2018	5,194
Thereafter	11,396
Total minimum lease payments	$54,072

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At June 30, 2013, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and corresponding rental expense under long-term operating leases were as follows:

	Sublease Income	Sublease Expense
	(in thousands)

2013	$1,249	$1,249
2014	654	654
2015	443	443
2016	236	236
Thereafter	—	—
	$2,582	$2,582

Rent expense was approximately $17.7 million, $17.4 million, and $17.7 million for the years ended June 30, 2013, July 1, 2012 and July 3, 2011, respectively.

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

On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010.  In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party (the “Consolidated Action”). A consolidated amended complaint was filed by plaintiffs on September 7, 2012, purporting to assert claims substantially similar to those originally asserted.  The Company moved to dismiss the consolidated amended complaint on December 7, 2012, which was subsequently refiled at the direction of the Court on January 16, 2013.

On December 5, 2012, the same plaintiff from the action voluntarily dismissed in the United States District Court for the Eastern District of New York filed a purported class action complaint in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants, purporting to assert claims substantially similar to those asserted in the consolidated amended complaint (the “Frank Action”).  On January 23, 2013, plaintiffs in the Consolidated Action filed a motion to transfer and consolidate the action filed on December 5, 2012 with the Consolidated Action.  The Company intends to defend each of these actions vigorously.

On January 31, 2013, the court issued an order to show cause directing plaintiffs’ counsel in the Frank Action, also counsel for plaintiffs in the Consolidated Action, to show cause why the Frank Action is distinguishable from the Consolidated Action such that it may be maintained despite the prior-pending action doctrine. On June 13, 2013 the court issued an order in the Frank Action suspending deadlines to answer or to otherwise respond to the complaint until 21 days after the court decides whether the Frank Action should be consolidated with the Consolidated Action. On July 24, 2013 the Frank Action was reassigned to Judge Vanessa Bryant, before whom the Consolidated Action is currently pending, for all further proceedings.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On August 14, 2013, other defendants filed a motion for clarification in the Frank Action requesting that Judge Bryant clarify the order suspending deadlines.

There has been no ruling on (1) Plaintiff’s Motion to Consolidate, (2) the Order to Show Cause, (3) the Motion for Clarification, or (4) the Company’s Motion Seeking to dismiss the plaintiffs’ Amended Consolidated Complaint.  Oral argument thereon is scheduled for September 25, 2013.

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

1-800-FLOWERS.COM, INC.

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe (b)	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended June 30, 2013	$2,408,000	$1,085,000	$—	$(1,005,000)	$2,488,000

Year Ended July 1, 2012	$2,465,000	$869,000	$—	$(926,000)	$2,408,000

Year Ended July 3, 2011	$2,389,000	$1,537,000	$—	$(1,461,000)	$2,465,000

(a)         Reduction in reserve due to write-off of accounts/notes receivable balances.

(b)         Amount represents opening balances from acquired businesses or discontinued operation.

S-1