Form 10-Q
period 2013-09-29
1 800 FLOWERS COM INC
filed 2013-11-08
CIK 1084869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

or

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

27,589,904

(Number of shares of Class A common stock outstanding as of November 1, 2013)

36,778,594

(Number of shares of Class B common stock outstanding as of November 1, 2013)

1-800-FLOWERS.COM, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. — CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 29, 2013	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,642	$154
Receivables, net	30,072	14,957
Inventories	91,548	55,756
Deferred tax assets	6,166	5,746
Prepaid and other	8,530	9,941
Current assets of discontinued operations	4,863	6,095
Total current assets	144,821	92,649

Property, plant and equipment, net	52,749	52,943
Goodwill	47,943	47,943
Other intangibles, net	42,932	43,276
Deferred tax assets	2,126	2,127
Other assets	10,069	10,086
Non-current assets of discontinued operations	1,039	1,049
Total assets	$301,679	$250,073

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,101	$26,235
Accrued expenses	40,257	45,044
Current maturities of long-term debt	71,000	—
Current liabilities of discontinued operations	3,828	4,484
Total current liabilities	132,186	75,763

Other liabilities	5,484	5,039
Total liabilities	137,670	80,802
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 200,000,000 shares authorized; 36,349,696 and 36,280,425 shares issued at September 29, 2013 and June 30, 2013, respectively	362	362
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,058,594 and 42,125,465 shares issued at September 29, 2013 and June 30, 2013, respectively	421	421
Additional paid-in capital	299,654	298,580
Retained deficit	(88,577)	(83,937)
Treasury stock, at cost — 9,569,179 and 9,257,231 Class A shares at September 29, 2013 and June 30, 2013, respectively, and 5,280,000 Class B shares at September 29, 2013 and June 30, 2013	(47,851)	(46,155)
Total stockholders’ equity	164,009	169,271
Total liabilities and stockholders’ equity	$301,679	$250,073

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012

Net revenues	$123,048	$119,592
Cost of revenues	71,751	70,167

Gross profit	51,297	49,425
Operating expenses:
Marketing and sales	34,479	32,723
Technology and development	5,398	5,396
General and administrative	13,812	13,061
Depreciation and amortization	4,689	4,447
Total operating expenses	58,378	55,627
Operating loss	(7,081)	(6,202)
Interest expense, net	(292)	(286)
Loss from continuing operations before income taxes	(7,373)	(6,488)
Income tax benefit from continuing operations	(2,816)	(2,045)
Loss from continuing operations	(4,557)	(4,443)
Loss from discontinued operations, net of tax	(82)	(163)
Net loss	$(4,639)	$(4,606)

Basic and diluted net loss per common share:
From continuing operations	$(0.07)	$(0.07)
From discontinued operations	0.00	0.00
Net loss per common share	$(0.07)	(0.07)

Weighted average shares used in the calculation of net loss per common share
Basic	63,799	64,505
Diluted	63,799	64,505

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012

Net loss	$(4,639)	$(4,606)
Other comprehensive income	—	17
Comprehensive loss	$(4,639)	$(4,589)

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Year Ended
	September 29, 2013	September 30, 2012

Operating activities
Net loss	$(4,639)	$(4,606)
Reconciliation of net loss to net cash used in operating activities:
Operating activities of discontinued operations	589	(676)
Depreciation and amortization	4,689	4,447
Amortization of deferred financing costs	76	114
Deferred income taxes	(419)	(2,166)
Bad debt expense	340	264
Stock-based compensation	1,066	989
Other non-cash items	148	5
Changes in operating items:
Receivables	(15,455)	(12,233)
Inventories	(35,792)	(28,910)
Prepaid and other	1,411	(1,351)
Accounts payable and accrued expenses	(13,921)	(5,313)
Other assets	(242)	(525)
Other liabilities	445	352
Net cash used in operating activities	(61,704)	(49,609)

Investing activities
Capital expenditures	(4,131)	(4,427)
Purchase of investments	—	(1,308)
Other, net	8	39
Investing activities of discontinued operations	—	(26)
Net cash used in investing activities	(4,123)	(5,722)

Financing activities
Acquisition of treasury stock	(1,696)	(953)
Proceeds from exercise of employee stock options	7	12
Proceeds from bank borrowings	74,000	37,000
Repayment of bank borrowings	(3,000)	(3,750)
Debt issuance costs	4	—
Repayment of capital leases	—	(3)
Net cash provided by financing activities	69,315	32,306

Net change in cash and cash equivalents	3,488	(23,025)
Cash and cash equivalents:
Beginning of period	154	28,854
End of period	$3,642	$5,829

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013.

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother’s Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarter.  The Easter Holiday, which was in the Company’s third quarter during fiscal 2013, is in the fourth quarter of fiscal 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. This ASU became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 29, 2014. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 2 — Net Loss Per Common Share from Continuing Operations

Basic net loss per common share from continuing operations is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share from continuing operations is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) for the three months ended September 29, 2013 and September 30, 2012, respectively, as their inclusion would be antidilutive.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 3 — Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)

Stock options	$98	$106
Restricted stock	968	883
Total	1,066	989
Deferred income tax (benefit)/expense*	(420)	10
Stock-based compensation expense, net	$646	$999

*     Tax expense during the three months ended September 30, 2012, reflects the net impact of the expiration of non-qualified stock options.

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)

Marketing and sales	$373	$346
Technology and development	107	99
General and administrative	586	544
Total	$1,066	$989

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended
	September 29, 2013 (1)	September 30, 2012

Weighted average fair value of options granted	n/a	$2.40
Expected volatility	n/a	72.1%
Expected life	n/a	6.4 yrs
Risk-free interest rate	n/a	0.69%
Expected dividend yield	n/a	0.0%

(1)         no options were granted during the three months ended September 29, 2013.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes stock option activity during the three months ended September 29, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at July 1, 2013	4,723,240	$3.89
Granted	—	$—
Exercised	(2,400)	$2.86
Forfeited	(120,900)	$4.04
Outstanding at September 29, 2013	4,599,940	$3.89	4.9 years	$8,951

Options vested or expected to vest at September 29, 2013	4,463,253	$3.94	4.8 years	$8,553
Exercisable at September 29, 2013	2,886	$4.83	3.2 years	$3,924

As of September 29, 2013, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $2.1 million and the weighted average period over which these awards are expected to be recognized was 5.5 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 29, 2013:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2013	3,433,355	$2.80
Granted	16,500	$5.42
Vested	—	$—
Forfeited	(87,425)	$3.24
Non-vested at September 29, 2013	3,362,430	$2.80

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 29, 2013, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.1 years.

Note 4 — Acquisitions and Dispositions

Acquisition of Pingg

On May 31, 2013, the Company completed the acquisition of Pingg Corp., an online invitation and event planner. The purchase price, which included the acquisition of software, receivables and certain other assets and related liabilities, was approximately $1.7 million. Approximately $0.5 million of the purchase price was assigned to goodwill. The acquisition was financed utilizing available cash balances. Operating results of the acquired entity, which are not significant, are reflected in the Company’s consolidated financial statements from the date of acquisition, in the Consumer Floral segment.

Acquisition of 1-800-Flowers’ European trademarks

On March 11, 2013, the Company acquired the European rights to various derivations of the 1-800-Flowers’ tradename, trademark, URL’s and telephone numbers from Flowerscorp Pty Ltd. for a purchase price of $4.0 million, which is included within Other Intangibles, net. The purchase agreement required payment of $2.0 million on March 11, 2013, and $1.0 million on each of the first and second anniversary dates of the acquisition.

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5 — Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 29, 2013	June 30, 2013
	(in thousands)

Finished goods	$55,635	$30,906
Work-in-process	25,506	6,465
Raw materials	10,407	18,385
	$91,548	$55,756

Note 6 — Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)

Balance at September 29, 2013 and June 30, 2013	$10,251	$—	$37,692	$47,943

(1)         The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

		September 29, 2013			June 30, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$7,420	$5,542	$1,878	$7,420	$5,516	$1,904
Customer lists	3 - 10 years	15,989	11,639	4,350	15,989	11,334	4,655
Other	5 - 8 years	2,538	2,526	12	2,538	2,513	25
		25,947	19,707	6,240	25,947	19,363	6,584

Trademarks with indefinite lives		36,692	—	36,692	36,692	—	36,692
Total identifiable intangible assets		$62,639	$19,707	$42,932	$62,639	$19,363	$43,276

Future estimated amortization expense is as follows: remainder of fiscal 2014 - $1.0 million, fiscal 2015 - $1.3 million, fiscal 2016 - $1.2 million, fiscal 2017 - $0.7 million, fiscal 2018 - $0.7 million and thereafter - $1.3 million.

Note 7 — Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.7 million as of September 29, 2013 and $3.8 million as of June 30, 2013, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the quarter ended September 29, 2013 was less than $0.1 million.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.3 million as of September 29, 2013 and June 30, 2013. In addition, the Company had notes receivable from companies it maintains an investment in of $3.2 million as of September 29, 2013 and $2.3 million as of June 30, 2013.

The Company also holds certain trading securities in a “rabbi trust”, associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included in Other assets in the consolidated balance sheets (see Note 9).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations.

Note 8 — Long-Term Debt

The Company’s long-term debt consists of the following:

	September 29, 2013	June 30, 2013
	(in thousands)

Revolving line of credit (1)	$71,000	$—
	$71,000	$—
Less current maturities of long-term debt	71,000	—
Long-term debt	$—	$—

(1)               On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of September 29, 2013 and June 30, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

Note 9-Fair Value Measurements

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2013:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$1,976	$1,976	$—	$—
Non-performance promissory note	205	—	—	205
	$2,181	$1,976	$—	$205

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

The following table presents, by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$1,708	$1,708	$—	$—
Non-performance promissory note	205	—	—	205
	$1,913	$1,708	$—	$205

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 10 — Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three months ended September 29, 2013 was 38.2%, compared to 31.8% in the prior year period. The effective rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives. The effective rate for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, including the impact of expiring non-qualified stock options, offset by tax credits and incentives.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for fiscal year 2011, while fiscal years 2010 and 2012 remain subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 29, 2013 and June 30, 2013, the Company has an unrecognized tax position of approximately $0.8 million, including accrued interest and penalties of $0.1 million. The Company believes that $0.4 million of its unrecognized tax positions will be resolved over the next twelve months.

Note 11 — Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•                  Consumer Floral,

•                  BloomNet Wire Service, and

•                  Gourmet Food and Gift Baskets

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

	Three Months Ended
Net revenues	September 29, 2013	September 30, 2012
	(in thousands)

Segment Net Revenues:
Consumer Floral	$71,549	$72,777
BloomNet Wire Service	20,346	19,767
Gourmet Food & Gift Baskets	31,239	27,130
Corporate (1)	195	194
Intercompany eliminations	(281)	(276)
Total net revenues	$123,048	$119,592

	Three Months Ended
Operating Income	September 29, 2013	September 30, 2012
	(in thousands)

Segment Contribution Margin:
Consumer Floral	$6,429	$6,886
Bloomnet Wire Service	6,439	5,796
Gourmet Food & Gift Baskets	(2,046)	(2,279)
Segment Contribution Margin Subtotal	10,822	10,403
Corporate (1)	(13,214)	(12,158)
Depreciation and amortization	(4,689)	(4,447)
Operating loss	$(7,081)	$(6,202)

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

Note 12-Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company anticipates completing the sale of the Winetasting Network business in fiscal 2014, at an anticipated loss of $2.3 million ($1.5 million, net of tax), which was provided for in the Company’s fourth quarter of fiscal 2013. Consequently, the Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
	September 29, 2013	September 30, 2012

Net revenues from discontinued operations	$906	$1,276

Loss from discontinued operations, net of tax	$(82)	$(163)

1-800-FLOWERS.COM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

There has been no ruling on (1) plaintiff’s motion to consolidate, (2) the order to show cause, (3) the motion for clarification, or (4) the Company’s motion seeking to dismiss the plaintiffs’ amended consolidated complaint.  Oral argument thereon was held on September 25, 2013, but no ruling has yet been issued.

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

Overview

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Hot 500 Guide” for 2013. 1-800-FLOWERS.COM was recognized for our mobile site with a Gold Award in the Ecommerce/Shopping category of the 2012 Horizon Interactive Awards. 1-800-FLOWERS.COM was also rated number one vs. competitors for customer service by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service.

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); incredible, carved fresh fruit arrangements from FruitBouquets.comsm (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com® (www.finestationery.com). The Company’s Celebrations® brand (www.celebrations.com) is a source for creative party ideas, must-read articles, online invitations and e-cards, all created to help people celebrate holidays and the everyday. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly “green” programs as well as various philanthropic and charitable efforts.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company anticipates completing the sale of the Winetasting Network business in fiscal 2014, at an anticipated loss of $2.3 million ($1.5 million, net of tax), which was provided for in the Company’s fourth quarter of fiscal 2013. Consequently, the Company has classified the results of its wine e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Segment Information

The following table presents the contribution of net revenues, gross profit and contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company’s e-commerce and procurement businesses of The Winetasting Network, which had previously been included within its Gourmet Foods & Gift Baskets category, have been classified as discontinued operations and therefore excluded from segment information below.

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$71,549	$72,777	-1.7%
BloomNet Wire Service	20,346	19,767	2.9%
Gourmet Food & Gift Baskets	31,239	27,130	15.1%
Corporate (*)	195	194	0.5%
Intercompany eliminations	(281)	(276)	-1.8%
Total net revenues from continuing operations	$123,048	$119,592	2.9%

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$27,958	$28,292	-1.2%
	39.1%	38.9%

BloomNet Wire Service	10,783	9,800	10.0%
	53.0%	49.6%

Gourmet Food & Gift Baskets	12,239	10,992	11.3%
	39.2%	40.5%

Corporate (*)	317	340	-6.8%
	162.6%	175.3%

Total gross profit from continuing operations	$51,297	$49,424	3.8%
	41.7%	41.3%

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change

EBITDA from continuing operations, excluding stock-based compensation:
Segment Contribution Margin from continuing operations (**)
1-800-Flowers.com Consumer Floral	$6,429	$6,886	-6.6%
BloomNet Wire Service	6,439	5,796	11.1%
Gourmet Food & Gift Baskets	(2,046)	(2,279)	10.2%
Segment Contribution Margin Subtotal	10,822	10,403	4.0%
Corporate (*)	(13,214)	(12,158)	-8.7%
EBITDA from continuing operations	$(2,392)	$(1,755)	36.3%
Add: Stock-based compensation	1,066	989	7.8%
EBITDA from continuing operations, excluding stock-based compensation	$(1,326)	$(766)	73.1%

	Three Months Ended
	September 29, 2013	September 30, 2012

Reconciliation of loss from continuing operations to EBITDA from continuing operations, excluding stock-based compensation (**):
Loss from continuing operations	$(4,557)	$(4,443)
Add:
Interest expense, net	292	286
Depreciation and amortization	4,689	4,447
Less:
Income tax benefit	2,816	2,045
EBITDA from continuing operations	(2,392)	(1,755)
Add: Stock-based compensation	1,066	989
EBITDA from continuing operation, excluding stock based compensation	$(1,326)	$(766)

(*)         Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation.  In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses as they are not directly allocable to a specific segment.

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

Results of Operations

Net Revenues

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$80,880	$81,112	(0.3)%
Other	42,168	38,480	9.6%
Total net revenues	$123,048	$119,592	2.9%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three months ended September 29, 2013, revenues increased by 2.9% in comparison to the same period of the prior year as a result of: (i) growth within the Gourmet Food & Gift Baskets segment driven primarily by increased shipments of gift baskets for mass market customers and continued solid e-commerce growth in the Company’s Fannie May, Cheryl’s and The Popcorn Factory brands, (ii) increased service offerings and pricing initiatives within the BloomNet Wire Service segment, (iii) partially offset by a slight decline in the 1-800-Flowers Consumer Floral segment.

E-Commerce revenues decreased 0.3% during the three months ended September 29, 2013, in comparison to the same period of the prior year, as a result of a decline of 1-800-Flowers brand revenue, which is the primary driver of the Consumer Floral segment, offset by the aforementioned increases of Fannie May, Cheryl’s and The Popcorn Factory. The Company fulfilled approximately 1,265,000 orders through its e-commerce sales channels (online and telephonic sales) during the three months ended September 29, 2013, representing an increase of 2.7% over the same period of the prior year.  However, the average order value declined 3.3% to $63.70 during the three months ended September 29, 2013, as a result of the change in brand volume mix.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased 9.6% during the three months ended September 29, 2013 in comparison to the same period of the prior year, primarily as a result of the aforementioned growth within the Gourmet Food and Gift Baskets’ mass market gift basket business, coupled with increased revenue within the BloomNet Wire Service segment.

The Consumer Floral segment includes the operations of the 1-800-Flowers brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the three months ended September 29, 2013 decreased 1.7% over the same period of the prior year as a result of both reduced order volume and a lower average order value.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists.  Net revenues during the three months ended September 29, 2013 increased by 2.9% over the same period of the prior year as a result of an increase in service offerings and pricing initiatives.

The Gourmet Food & Gift Baskets segment includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Stockyards.com and DesignPac.  Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three months ended September 29, 2013 increased by 15.1% over the same period of the prior year, primarily as a result of increased sales of gift baskets for mass market customers and continued e-commerce growth in the Company’s Fannie May, Cheryl’s and The Popcorn Factory brands.

The Company expects to achieve annual revenue growth in Fiscal 2014 across all of its business segments, with consolidated revenue growth in the mid-single-digit range.

Gross Profit

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
	(dollars in thousands)

Gross profit	$51,297	$49,425	3.8%
Gross margin %	41.7%	41.3%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (mainly fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer and wholesale production operations.

Gross profit during the three months ended September 29, 2013 increased by 3.8%, in comparison to the same period of the prior year, due to a combination of revenue growth within the Gourmet Food & Gift Baskets and BloomNet Wire Service segments, and an improvement in gross margin percentage, primarily attributable to margin expansion within the BloomNet Wire Service segment, partially offset by a reduction in gross margin percentage within the Gourmet Food & Gift Baskets segment due to a shift in product mix.  As a result, overall gross margin percentage increased 40 basis points, to 41.7%, during the three months ended September 29, 2013 in comparison to the same period of the prior year.

The Consumer Floral segment gross profit decreased by 1.2% during the three months ended September 29, 2013, in comparison to the same period of the prior year, due to the aforementioned decline in revenue, partially offset by improved gross margins percentages, achieved through improved product sourcing and logistics initiatives.

The BloomNet Wire Service segment gross profit increased by 10.0%, during the three months ended September 29, 2013, in comparison to the same period of the prior year, primarily due to increased service offerings and pricing initiatives.

The Gourmet Food & Gift Baskets segment gross profit increased by 11.3% during the three months ended September 29, 2013, in comparison to the same period of the prior year, due to the aforementioned revenue growth across all brands, partially offset by a gross margin percentage decrease of 130 basis points. The decrease in gross margin percentage was due to product mix, as a greater weighting of revenues came from sales of gift baskets to mass market customers.

The Company expects its gross margin percentage will improve in comparison to fiscal 2013 as a result of continued improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
	(dollars in thousands)

Marketing and sales	$34,479	$32,723	5.4%
Percentage of net revenues	28.0%	27.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 5.4% during the three months ended September 29, 2013 in comparison to the same period of the prior year, primarily as a result of an increase in advertising costs, consistent with the Company’s efforts to grow cost effectively during this recessionary period, and increased labor and infrastructure required to support anticipated growth, as well as for improvements to Fannie May’s production and distribution operations. As a result, and due to the seasonal nature of the Company’s business, marketing and sales expense, as a percentage of revenues, increased 60 basis points, from 27.4% at September 30, 2012 to 28.0% at September 29, 2013.

During the three months ended September 29, 2013 the Company added approximately 375,000 new e-commerce customers.  Of the 1,002,000 total customers who placed e-commerce orders during the three months ended September 29, 2013, approximately 63% represented repeat customers, reflecting the Company’s successful efforts to engage with its customers and deepen its relationships as their trusted Florist and Gift shop for all of their celebratory occasions.

Technology and Development Expense

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
	(dollars in thousands)

Technology and development	$5,398	$5,396	0.0%
Percentage of net revenues	4.4%	4.5%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. During the three months ended September 29, 2013, technology and development expense was consistent with the same period of the prior year, as a result of the Company’s efforts to leverage its existing IT infrastructure.

During the three months ended September 29, 2013, the Company expended $8.4 million on technology and development, of which $3.0 million has been capitalized.

General and Administrative Expense

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
	(dollars in thousands)

General and administrative	$13,812	$13,061	5.7%
Percentage of net revenues	11.2%	10.9%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased by 5.7% during the three months ended September 29, 2013, compared to the same period of the prior year, as a result of annual wage increases, hiring additional personnel to support the Company’s growth objectives, and increases in health insurance costs.

Depreciation and Amortization Expense

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
	(dollars in thousands)

Depreciation and amortization	$4,689	$4,447	5.4%
Percentage of net revenues	3.8%	3.7%

Depreciation and amortization expense increased by 5.4%, during the three months ended September 29, 2013 in comparison to the same period of the prior year, as a result of capital expenditures, primarily related to website design/technology upgrades.

Interest Expense, net

	Three Months Ended
	September 29, 2013	September 30, 2012	% Change
	(dollars in thousands)

Interest expense, net	$292	$286	2.1%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances and earnings/losses from the Company’s non-controlling interest in a foreign subsidiary and investments in the NQDC Plan. Net interest expense during the three months ended September 29, 2013, was consistent with the same period of the prior year, as lower interest expense and amortization of deferred financing costs were offset by lower earnings on the NQDC Plan investments and lower earnings on the non-controlling interest investment.

Income Taxes

The Company recorded income tax benefit from continuing operations of $2.8 million during the three months ended September 29, 2013, compared to an income tax benefit of $2.0 million in the prior year period.  The Company’s effective tax rate from continuing operations for the three months ended September 29, 2013 was 38.2%, compared to 31.8% in the prior year period.   The effective tax rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives. The effective tax rate for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, including the impact of expiring non-qualified stock options, offset by tax credits and incentives.

Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company anticipates completing the sale of the Winetasting Network business in fiscal 2014, at an anticipated loss of $2.3 million ($1.5 million, net of tax), which was provided for in the Company’s fourth quarter of fiscal 2013. Consequently, the Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
	September 29, 2013	September 30, 2012

Net revenues from discontinued operations	$906	$1,276

Loss from discontinued operations, net of tax	$(82)	$(163)

Liquidity and Capital Resources

Cash Flows

At September 29, 2013, the Company had working capital of $12.6 million, including cash and cash equivalents of $3.6 million, compared to working capital of $16.9 million, including cash and cash equivalents of $0.2 million, at June 30, 2013.

Net cash used in operating activities of $61.7 million for the three months ended September 29, 2013, was primarily due to the Company’s net loss for the quarter, as well as seasonal changes in working capital, including increases in inventory and accounts receivable related to the upcoming holiday season, and timing of accounts payable and accrued expense payments, partially offset by non-cash charges for depreciation and amortization and stock based compensation.

Net cash used in investing activities of $4.1 million for the three months ended September 29, 2013, was primarily attributable to capital expenditures related to the Company’s technology infrastructure.

Net cash provided by financing activities of $69.3 million for the three months ended September 29, 2013 was primarily from net revolving credit facility borrowings of $71.0 million required to fund working capital needs, as well as the acquisition of $1.7 million of treasury stock. The Company expects that all borrowings under its revolving credit facility will be repaid by the end of the fiscal second quarter.

Credit Facility

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revises certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of September 29, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The amounts outstanding under the 2013 Credit Facility amounted to $71 million, as of September 29, 2013, and $0 as of June 30, 2013.

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

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. The Company repurchased $1.7 million of its Class A Common Stock during the three months ended September 29, 2013. As of September 29, 2013, $17.3 million remains authorized but unused.

Contractual Obligations

There have been no material changes outside the ordinary course of business, related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended June 30, 2013.

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to revenue recognition, accounts receivable, inventory, goodwill, other intangible assets and long-lived assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since June 30, 2013.

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. This ASU became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 29, 2014. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.  Our Annual Report on Form 10-K filing for the fiscal year ended June 30, 2013 listed various important factors that could cause actual results to differ materially from expected and historic results.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”.   We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore exposes the Company to market risk for changes in interest rates. Given the Company’s debt position at September 29, 2013, the effect of a 50 basis point increase in current interest rates on its interest expense would be approximately $0.4 million annually.

Investment Risk

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using either the equity or the cost method.  The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. The Company’s analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, the Company believes that providing information regarding market sensitivities is not practicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 29, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2013, the court issued an order to show cause directing plaintiffs’ counsel in the Frank Action,, also counsel for plaintiffs in the Consolidated Action, to show cause why the Frank Action is distinguishable from the Consolidated Action such that it may be maintained despite the prior-pending action doctrine. On June 13, 2013 the court issued an order in the Frank Action suspending deadlines to answer or to otherwise respond to the complaint until 21 days after the court decides whether the Frank Action should be consolidated with the Consolidated Action. On July 24, 2013 the Frank Action was reassigned to Judge Vanessa Bryant, before whom the Consolidated Action is currently pending, for all further proceedings. On August 14, 2013, other defendants filed a motion for clarification in the Frank Action requesting that Judge Bryant clarify the order suspending deadlines.

There has been no ruling on (1) plaintiff’s motion to consolidate, (2) the order to show cause, (3) the motion for clarification, or (4) the Company’s motion seeking to dismiss the plaintiffs’ amended consolidated complaint.  Oral argument thereon was held on September 25, 2013, but no ruling has yet been issued.

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

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan.  As of September 29, 2013, $17.3 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2014, which includes the period July 1, 2013 through September 29, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

7/1/13 — 7/28/13	10.0	$5.97	10.0	$18,889
7/29/13 — 8/25/13	0.5	$5.99	0.5	$18,886
8/26/13 — 9/29/13	301.4	$5.38	301.4	$17,253
Total	311.9	$5.40	311.9

(1) Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: November 8, 2013	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: November 8, 2013	/s/ William E. Shea
William E. Shea
Senior Vice President and Chief Financial Officer