Form 10-Q
period 2013-12-29
1 800 FLOWERS COM INC
filed 2014-02-07
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

or

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

Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock:

 27,416,849

(Number of shares of Class A common stock outstanding as of February 3, 2014)

36,778,594

(Number of shares of Class B common stock outstanding as of February 3, 2014)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 29, 2013	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,260	$154
Receivables, net	38,043	14,957
Inventories	57,913	55,756
Deferred tax assets	6,617	5,746
Prepaid and other	7,133	9,941
Current assets of discontinued operations	4,275	6,095
Total current assets	117,241	92,649

Property, plant and equipment, net	55,747	52,943
Goodwill	54,105	47,943
Other intangibles, net	45,585	43,276
Deferred tax assets	1,755	2,127
Other assets	8,257	10,086
Non-current assets of discontinued operations	1,023	1,049
Total assets	$283,713	$250,073

Liabilities and equity
Current liabilities:
Accounts payable	$17,887	$26,235
Accrued expenses	72,405	45,044
Current maturities of long-term debt	388	-
Current liabilities of discontinued operations	2,081	4,484
Total current liabilities	92,761	75,763

Long term debt	3,000	-
Other liabilities	6,080	5,039
Total liabilities	101,841	80,802
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized; 37,940,040 and 36,280,425 shares issued at December 29, 2013 and June 30, 2013, respectively	379	362
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,058,594 and 42,125,465 shares issued at December 29, 2013 and June 30, 2013, respectively	421	421
Additional paid-in capital	300,791	298,580
Retained deficit	(70,549)	(83,937)
Accumulated other comprehensive loss	(12)	-
Treasury stock, at cost – 10,489,646 and 9,257,231 Class A shares at December 29, 2013 and June 30, 2013, respectively, and 5,280,000 Class B shares at December 29, 2013 and June 30, 2013	(52,685)	(46,155)
Total stockholders’ equity	178,345	169,271
Noncontrolling interest in subsidiary	3,527	-
Total equity	181,872	169,271
Total liabilities and equity	$283,713	$250,073

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012

Net revenues	$266,337	$251,360	$389,385	$370,952
Cost of revenues	155,360	146,879	227,111	217,046
Gross profit	110,977	104,481	162,274	153,906
Operating expenses:
Marketing and sales	57,656	54,483	92,135	87,206
Technology and development	5,319	5,363	10,717	10,759
General and administrative	14,267	13,354	28,079	26,415
Depreciation and amortization	5,036	4,521	9,725	8,968
Total operating expenses	82,278	77,721	140,656	133,348
Operating income	28,699	26,760	21,618	20,558
Interest expense and other, net	377	538	669	824
Income from continuing operations before income taxes	28,322	26,222	20,949	19,734
Income tax expense from continuing operations	10,798	9,715	7,982	7,670
Income from continuing operations	17,524	16,507	12,967	12,064
Loss from discontinued operations, net of tax	(374)	(496)	(456)	(659)
Adjustment to loss on sale of discontinued operations, net of tax	877	-	877	-
Income (loss) from discontinued operations	503	(496)	421	(659)
Net income	$18,027	$16,011	$13,388	$11,405

Basic net income per common share:
From continuing operations	$0.27	$0.25	$0.20	$0.19
From discontinued operations	0.01	(0.01)	0.01	(0.01)
Basic net income per common share	$0.28	$0.25	$0.21	$0.18

Diluted net income per common share:
From continuing operations	$0.27	$0.25	$0.20	$0.18
From discontinued operations	0.01	(0.01)	0.01	(0.01)
Diluted net income per common share	$0.27	$0.24	$0.20	$0.17

Weighted average shares used in the calculation of net income per common share:
Basic	64,016	64,824	63,907	64,665
Diluted	66,095	66,557	66,383	66,695

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)

Net income	$18,027	$16,011	$13,388	$11,405
Other comprehensive income (loss)	(12)	-	(12)	17
Comprehensive income	$18,015	$16,011	$13,376	$11,422

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	December 29, 2013	December 30, 2012

Operating activities
Net income	$13,388	$11,405
Reconciliation of net income to net cash provided by operating activities:
Operating activities of discontinued operations	320	(269)
Adjustment to loss on sale of discontinued operations	(877)	-
Depreciation and amortization	9,725	8,968
Amortization of deferred financing costs	153	229
Deferred income taxes	(870)	(909)
Noncontrolling interest	(41)	-
Bad debt expense	643	477
Stock-based compensation	2,211	2,304
Other non-cash items	385	213
Changes in operating items, excluding the effects of acquisitions:
Receivables	(26,059)	(22,431)
Inventories	(2,057)	(2,083)
Prepaid and other	2,904	3,834
Accounts payable and accrued expenses	17,213	19,915
Other assets	(155)	(306)
Other liabilities	947	(208)
Net cash provided by operating activities	17,830	21,139

Investing activities
Acquisitions, net of cash acquired	(1,385)	-
Capital expenditures	(9,832)	(9,091)
Purchase of investments	8	(1,321)
Other, net	1	34
Investing activities of discontinued operations	-	(37)
Net cash used in investing activities	(11,208)	(10,415)

Financing activities
Acquisition of treasury stock	(6,530)	(5,149)
Proceeds from exercise of employee stock options	17	83
Proceeds from bank borrowings	88,000	47,000
Repayment of bank borrowings	(85,007)	(54,500)
Other	4	(48)
Net cash used in financing activities	(3,516)	(12,614)
Net change in cash and cash equivalents	3,106	(1,890)
Cash and cash equivalents:
Beginning of period	154	28,854
End of period	$3,260	$26,964

See accompanying Notes to Consolidated Financial Statements.

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013.

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters. The Easter Holiday, which was in the Company’s third quarter during fiscal 2013, is in the fourth quarter of fiscal 2014.

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

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 2 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
		(in thousands, except per share data)
Numerator:
Income from continuing operations	$17,524	$16,507	$12,967	$12,064

Denominator:
Weighted average shares outstanding	64,016	64,824	63,907	64,665
Effect of dilutive securities:
Employee stock options (1)	990	481	1,103	532
Employee restricted stock awards	1,089	1,252	1,373	1,498
	2,079	1,733	2,476	2,030
Adjusted weighted-average shares and assumed conversions	66,095	66,557	66,383	66,695

Net income per common share from continuing operations
Basic	$0.27	$0.25	$0.20	$0.19
Diluted	$0.27	$0.25	$0.20	$0.18

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.

(1)

The effect of options to purchase 1.2 million and 1.3 million shares during the three and six months ended December 29, 2013 and 3.1 million and 3.4 million shares during the three and six months ended December 30, 2012, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
		(in thousands)

Stock options	$113	$131	$211	$237
Restricted stock	1,032	1,184	2,000	2,067
Total	1,145	1,315	2,211	2,304
Deferred income tax benefit	431	919	831	909
Stock-based compensation expense, net	$714	$396	$1,380	$1,395

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
		(in thousands)

Marketing and sales	$275	$460	$648	$806
Technology and development	68	132	175	231
General and administrative	802	723	1,388	1,267
Total	$1,145	$1,315	$2,211	$2,304

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2013 (1)	December 30, 2012 (1)	December 29, 2013 (1)	December 30, 2012
Weighted average fair value of options granted	n/a	n/a	n/a	$2.40
Expected volatility	n/a	n/a	n/a	72.1%
Expected life (years)	n/a	n/a	n/a	6.4
Risk-free interest rate	n/a	n/a	n/a	0.69%
Expected dividend yield	n/a	n/a	n/a	0.0%

(1)	No options were granted during the three and six months ended December 29, 2013, nor for the three months ended December 30, 2012.

The following table summarizes stock option activity during the six months ended December 29, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 1, 2013	4,723,240	$3.89
Granted	-	$-
Exercised	(6,600)	$2.57
Forfeited	(137,900)	$4.54
Outstanding at December 29, 2013	4,578,740	$3.87	4.5	$8,951

Options vested or expected to vest at December 29, 2013	4,453,090	$3.92	4.4	$8,553
Exercisable at December 29, 2013	3,129,840	$4.60	3.1	$3,924

As of December 29, 2013, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $2.0 million and the weighted average period over which these awards are expected to be recognized was 5.2 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 29, 2013:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2013	3,433,355	$2.80
Granted	1,714,802	$5.08
Vested	(1,586,144)	$2.50
Forfeited	(696,169)	$4.63
Non-vested at December 29, 2013	2,865,844	$3.88

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 29, 2013, there was $9.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 3.3 years.

Note 4 – Acquisitions and Dispositions

Acquisition of Colonial Gifts Limited

On December 3, 2013, the Company completed its acquisition of a controlling interest in Colonial Gifts Limited (iFlorist). IFlorist, located in the UK, is a direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe, with annual revenue of approximately $12.8 million and an operating loss of approximately $0.9 million in its most recently completed year end, prior to acquisition. The acquisition was achieved in stages and was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.

Prior to December 3, 2013, the Company maintained an investment in iFlorist in the amount of $1.6 million, which was included on the Company’s balance sheet within Other assets. This investment was accounted for under the cost method, as the Company’s ownership stake was 19.9%, and it did not have the ability to exercise significant influence.

On December 3, 2013, the Company acquired an additional interest in iFlorist, bringing the Company’s ownership interest to 56.2%. The acquisition of the additional interest was financed through the conversion of $1.9 million of notes owed by iFlorist to the Company, and a $1.6 million cash payment to iFlorist’s founders. Concurrent with the additional investment, the Company remeasured its initial equity investment in iFlorist, and determined that the acquisition date fair value approximated the Company’s carrying value of $1.6 million, and therefore no gain or loss was recognized. On the acquisition date, the Company also measured the fair value of the noncontrolling interest which amounted to $3.6 million. The acquisition-date fair values of the Company’s previously held equity interest in iFlorist and the noncontrolling interest were determined based on the market price the Company paid for its ownership interest in iFlorist on the acquisition date, assuming that a 20% control premium was paid to obtain the controlling interest. The following summarizes the fair values of the acquisition date purchase price components:

iFlorist Fair Value of Purchase Price Components
(in thousands)
Cash	$1,640
Converted debt	1,915
Initial equity investment	1,629
Noncontrolling interest	3,567
Total purchase price	$8,751

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill. Of the acquired intangible assets, $1.3 million was assigned to customer lists, which is being amortized over the estimated remaining life of 3 years, $1.9 million was assigned to trademarks, and $6.2 million was assigned to goodwill, which is not expected to be deductible for tax purposes. As a result of cumulative tax losses in the foreign jurisdiction, offset in part by the deferred tax liability arising from the amortizable customer list which was considered a source of future income, the Company concluded that a full valuation allowance be recorded in such jurisdiction.

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of iFlorist:

iFlorist Preliminary Purchase Price Allocation
(in thousands)
Current assets	$856
Intangible assets	3,177
Goodwill	6,162
Property, plant and equipment	2,006
Other assets	30
Total assets acquired	12,231

Current liabilities, including current maturities of long-term debt	3,014
Deferred tax liabilities	371
Other liabilities assumed	95
3,480
Net assets acquired	$8,751

The Company’s financial statements include the results of operations of its membership interest in iFlorist subsequent to the acquisition date. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material. The noncontrolling interest in subsidiary is included in the Company’s income statement within Interest expense and other, net, and is not material for the three and six months ended December 29, 2013.

Acquisition of Pingg

On May 31, 2013, the Company completed the acquisition of Pingg Corp., an online invitation and event planner with annual revenues of approximately $0.6 million in its most recently completed year end prior to the acquisition. The purchase price, which included the acquisition of software, receivables and certain other assets and related liabilities, was approximately $1.7 million. Approximately $0.5 million of the purchase price was assigned to goodwill. The acquisition was financed utilizing available cash balances. Operating results of the acquired entity, which are not significant, are reflected in the Company’s consolidated financial statements from the date of acquisition, in the 1-800-Flowers.com Consumer Floral segment.

Acquisition of 1-800-Flowers’ European trademarks

On March 11, 2013, the Company acquired the European rights to various derivations of the 1-800-Flowers’ tradename, trademark, URL’s and telephone numbers from Flowerscorp Pty Ltd. for a purchase price of $4.0 million, which is included within Other Intangibles, net. The Company has paid $3.0 million of the $4.0 million purchase price, and is required to make a final payment of $1.0 million on March 11, 2015 the balance of which is included on the balance sheet within “Other liabilities”.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 29, 2013	June 30, 2013
	(in thousands)

Finished goods	$26,524	$30,906
Work-in-process	10,249	6,465
Raw materials	21,140	18,385
	$57,913	$55,756

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)

Balance at June 30, 2013	$10,251	$-	$37,692	$47,943
Acquisition of iFlorist	6,162	-	-	6,162
Balance at December 29, 2013	$16,413	$-	$37,692	$54,105

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

				December 29, 2013			June 30, 2013
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
					(in thousands)

Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,568	$1,852	$7,420	$5,516	$1,904
Customer lists	3	-	10	17,313	11,947	5,366	15,989	11,334	4,655
Other	5	-	8	2,538	2,538	-	2,538	2,513	25
				27,271	20,053	7,218	25,947	19,363	6,584

Trademarks with indefinite lives				38,367	-	38,367	36,692	-	36,692
Total identifiable intangible assets				$65,638	$20,053	$45,585	$62,639	$19,363	$43,276

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2014 - $0.9 million, fiscal 2015 - $1.8 million, fiscal 2016 - $1.6 million, fiscal 2017 - $0.9 million, fiscal 2018 - $0.6 million and thereafter - $1.4 million.

Note 7 – Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.6 million as of December 29, 2013 and $3.8 million as of June 30, 2013, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and six months ended December 29, 2013 was less than $0.1 million and $0.2 million, respectively.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.7 million as of December 29, 2013 and $2.3 million as of June 30, 2013. In addition, the Company had notes receivable from companies it maintains an investment in of $0.5 million as of December 29, 2013 and $2.3 million as of June 30, 2013. As described in Note 4 “Acquisitions and Dispositions” above, on December 2, 2013, the Company increased its investment in iFlorist, resulting in a majority ownership interest (56%) and consolidation of iFlorist’s operations, through the conversion of notes receivable and the purchase of additional shares from the Company’s founders. The acquisition of a majority interest in iFlorist resulted in the consolidation of iFlorist’s operations, and the reduction of both the Company’s cost-basis investment and notes receivable between June 30, 2013 and December 29, 2013.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	December 29, 2013	June 30, 2013
	(in thousands)

Revolving line of credit (1)	$3,000	$-
Bank loan (2)	388	-
Total debt	$3,388	$-
Less current maturities of long-term debt	388	-
Long-term debt	$3,000	$-

(1)

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of December 29, 2013 and June 30, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist.

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2013:

	Carrying	Fair Value Measurements Assets (Liabilities)
	Value	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$1,994	$1,994	$-	$-
Non-performance promissory note	205	-	-	205
	$2,199	$1,994	$-	$205

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

The following table presents, by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Carrying	Fair Value Measurements Assets (Liabilities)
	Value	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$1,708	$1,708	$-	$-
Non-performance promissory note	205	-	-	205
	$1,913	$1,708	$-	$205

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

Note 10 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and six months ended December 29, 2013 was 38.2% and 38.1% respectively, compared to 37.1% and 39.0% in the same periods of the prior year. The effective rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives. The effective rate for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, including the impact of expiring non-qualified stock options, offset by tax credits and incentives.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company concluded its federal examination for fiscal 2011 during the quarter ended December 29, 2013, however, fiscal years 2010 and 2012 remain subject to federal examination. Due to non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 29, 2013, the Company has an unrecognized tax position of approximately $0.8 million, including accrued interest and penalties of $0.1 million. The Company believes that $0.4 million of its unrecognized tax positions will be resolved over the next twelve months.

Note 11 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

●	1-800-Flowers.com Consumer Floral,
●	BloomNet Wire Service, and
●	Gourmet Food and Gift Baskets

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

	Three Months Ended		Six Months Ended
Net Revenues from Continuing Operations	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)

Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$97,133	$91,825	$168,682	$164,602
BloomNet Wire Service	19,912	18,734	40,258	38,501
Gourmet Food & Gift Baskets	149,624	141,081	180,863	168,211
Corporate (1)	203	200	398	394
Intercompany eliminations	(535)	(480)	(816)	(756)
Total net revenues	$266,337	$251,360	$389,385	$370,952

	Three Months Ended		Six Months Ended
Operating Income from Continuing Operations	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
		(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$8,680	$10,286	$15,109	$17,172
Bloomnet Wire Service	6,525	6,049	12,964	11,845
Gourmet Food & Gift Baskets	31,044	27,599	28,997	25,321
Segment Contribution Margin Subtotal	46,249	43,934	57,070	54,338
Corporate (1)	(12,514)	(12,653)	(25,727)	(24,812)
Depreciation and amortization	(5,036)	(4,521)	(9,725)	(8,968)
Operating income	$28,699	$26,760	$21,618	$20,558

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

Note 12-Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013, at an estimated loss of $1.0 million ($0.6 million, net of tax). The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.4 million ($0.9 million, net of tax) of its accrual for the estimated loss during the quarter ended December 29, 2013. The Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Net revenues from discontinued operations	$755	$1,654	$1,661	$2,930
Loss from discontinued operations, net of tax	$(374)	$(496)	$(456)	$(659)
Adjustment to loss on sale of discontinued operations, net of tax	$877	$-	$877	$-
Income (loss) from discontinued operations, net of tax	503	(496)	$421	$(659)

Note 13 – Commitments and Contingencies

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

On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010.  In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party (the "Consolidated Action"). A consolidated amended complaint was filed by plaintiffs on September 7, 2012, purporting to assert claims substantially similar to those originally asserted.  The Company moved to dismiss the consolidated amended complaint on December 7, 2012, which was subsequently refiled at the direction of the Court on January 16, 2013.

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

On January 31, 2013, the court issued an order to show cause directing plaintiffs' counsel in the Frank Action, also counsel for plaintiffs in the Consolidated Action, to show cause why the Frank Action is distinguishable from the Consolidated Action such that it may be maintained despite the prior-pending action doctrine. On June 13, 2013 the court issued an order in the Frank Action suspending deadlines to answer or to otherwise respond to the complaint until 21 days after the court decides whether the Frank Action should be consolidated with the Consolidated Action. On July 24, 2013 the Frank Action was reassigned to Judge Vanessa Bryant, before whom the Consolidated Action is currently pending, for all further proceedings. On August 14, 2013, other defendants filed a motion for clarification in the Frank Action requesting that Judge Bryant clarify the order suspending deadlines.

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

Overview

1-800-FLOWERS.COM, Inc. is the world's leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM has been honored in Internet Retailer's "Hot 500 Guide" for 2013. 1-800-FLOWERS.COM was recognized for our mobile site with a Gold Award in the Ecommerce/Shopping category of the 2012 Horizon Interactive Awards. 1-800-FLOWERS.COM was also rated number one vs. competitors for customer service by STELLAService and named by the E-Tailing Group as one of only nine online retailers out of 100 benchmarked to meet the criteria for Excellence in Online Customer Service in 2011.

The Company's BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM "Gift Shop" also includes gourmet gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl's® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com® (www.finestationery.com). The Company's Celebrations® brand (www.celebrations.com) is a source for creative party ideas, must-read articles, online invitations and e-cards, all created to help people celebrate holidays and the everyday. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly "green" programs as well as various philanthropic and charitable efforts.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013, at an estimated loss of $1.0 million ($0.6 million, net of tax). The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.4 million ($0.9 million, net of tax) of its accrual for the estimated loss during the quarter ended December 29, 2013. The Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

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

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)			(dollars in thousands)
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$97,133	$91,825	5.8%	$168,682	$164,602	2.5%
BloomNet Wire Service	19,912	18,734	6.3%	40,258	38,501	4.6%
Gourmet Food & Gift Baskets	149,624	141,081	6.1%	180,863	168,211	7.5%
Corporate (*)	203	200	-1.5%	398	394	1.0%
Intercompany eliminations	(535)	(480)	-11.5%	(816)	(756)	-7.9%
Total net revenues from continuing operations	$266,337	$251,360	6.0%	$389,385	$370,952	5.0%

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$37,643	$35,954	4.7%	$65,601	$64,246	2.1%
	38.8%	39.2%		38.9%	39.0%
BloomNet Wire Service	10,764	9,792	9.9%	21,547	19,592	10.0%
	54.1%	52.3%		53.5%	50.9%
Gourmet Food & Gift Baskets	62,403	58,574	6.5%	74,642	69,567	7.3%
	41.7%	41.5%		41.3%	41.4%
Corporate (*)	167	161	3.7%	484	501	-3.4%
	82.3%	80.5%		121.6%	127.2%
Total gross profit from continuing operations	$110,977	$104,481	6.2%	$162,274	$153,906	5.4%
	41.7%	41.6%		41.7%	41.5%

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
EBITDA from continuing operations, excluding stock-based compensation:
Segment Contribution Margin (**)
1-800-Flowers.com Consumer Floral	$8,680	$10,286	-15.6%	$15,109	$17,172	-12.0%
BloomNet Wire Service	6,525	6,049	7.9%	12,964	11,845	9.4%
Gourmet Food & Gift Baskets	31,044	27,599	12.5%	28,997	25,321	14.5%
Segment Contribution Margin Subtotal	46,249	43,934	5.3%	57,070	54,338	5.0%
Corporate (*)	(12,514)	(12,653)	1.1%	(25,727)	(24,812)	-3.7%
EBITDA from continuing operations	33,735	31,281	7.8%	31,343	29,526	6.2%
Add: Stock-based compensation	1,145	1,315	-12.9%	2,211	2,304	-4.0%
EBITDA from continuing operations, excluding stock-based compensation	$34,880	$32,596	7.0%	$33,554	$31,830	5.4%

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Reconciliation of Net Income from continuing operations to EBITDA from continuing operations, excluding stock-based compensation (**):
Net income from continuing operations	$17,524	$16,507	$12,967	$12,064
Add:
Interest expense, net	377	538	669	824
Depreciation and amortization	5,036	4,521	9,725	8,968
Income tax expense	10,798	9,715	7,982	7,670
EBITDA from continuing operations	33,735	31,281	31,343	29,526
Add: Stock-based compensation	1,145	1,315	2,211	2,304
EBITDA from continuing operations, excluding stock-based compensation	$34,880	$32,596	$33,554	$31,830

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

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$180,095	$171,774	4.8%	$260,975	$252,886	3.2%
Other	86,242	79,586	8.4%	128,410	118,066	8.8%
Total net revenues	$266,337	$251,360	6.0%	$389,385	$370,952	5.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three and six months ended December 29, 2013, revenues increased by 6.0% and 5.0%, respectively, in comparison to the same periods of the prior year as a result of growth across all business segments. This improvement was lead by the growth in the Gourmet Food & Gift Baskets segment, driven by the continued rebound of DesignPac’s wholesale gift basket business, as well as solid ecommerce growth in the Company’s Cheryl’s bakery gifts business. Further contributing to the growth during the three and six months ended December 29, 2013 were continued improvements within the BloomNet segment, as a result of additional market penetration, as well as growth within the Consumer Floral segment, driven primarily through the acquisition of a majority interest in iFlorist. Year-over-year growth during the periods was the result of a combination of new product initiatives, focused holiday advertising, and “everyday” campaigns such as the “Just Because” marketing efforts, as well as favorable comparisons during November due to the impact of Hurricane Sandy in the prior year. This growth was achieved despite the continuation of a difficult economy, compounded by the headwinds caused by the impact of the government shutdown in October and the impact of the calendar shift that resulted in six fewer shopping days between Thanksgiving and Christmas.

E-Commerce revenues increased 4.8% and 3.2% during the three and six months ended December 29, 2013, in comparison to the same periods of the prior year, as a result of: (i) increases in the of 1-800-Flowers brand revenue, which is the primary driver of the 1-800-Flowers.com Consumer Floral segment, (ii) growth at Cheryl’s and Fannie May, and (iii) the incremental revenues from the acquisition of iFlorist. Excluding iFlorist revenues, e-commerce revenues increased by 3.4% and 1.8% during the three and six months ended December 29, 2013. The Company fulfilled approximately 3,258,000 and 4,523,000 orders through its e-commerce sales channels (online and telephonic sales) during the three and six months ended December 29, 2013, representing an increase of 3.5% and 3.3% over the same period of the prior year. The average order value increased 1.0% to $55.11 during the three months ended December 29, 2013, and decreased 0.4% to $57.52 during the six months ended December 29, 2013 as a result of the change in brand volume mix.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased 8.4% and 8.8%, respectively, during the three and six months ended December 29, 2013 in comparison to the same periods of the prior year, primarily as a result of the aforementioned growth of DesignPac’s wholesale gift basket business, which is included within the Gourmet Food and Gift Baskets’ segment, coupled with increased revenue within the BloomNet Wire Service segment.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues increased 5.8% and 2.5% during the three and six months ended December 29, 2013 over the same period of the prior year, as a result of both increased order volume and a higher average order value. The increase in revenues during the three and six months ended December 29, 2013 includes approximately $3.5 million of revenues from iFlorist, a UK direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe, in which the Company acquired a majority ownership interest on December 3, 2013.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the three and six months ended December 29, 2013 increased by 6.3% and 4.6%, respectively, over the same period of the prior year, reflecting continued gains in market penetration for the Company’s expanded suite of products and services for its member florists.

The Gourmet Food & Gift Baskets segment includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Stockyards.com and DesignPac. Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three and six months ended December 29, 2013 increased by 6.1% and 7.5%, respectively, over the same period of the prior year, driven primarily by the continued rebound in DesignPac gift basket sales into the mass market channel, as well as ecommerce growth in the Company’s Cheryl’s bakery gifts business.

The Company expects to achieve annual revenue growth in Fiscal 2014 across all of its business segments, with consolidated revenue growth in the mid-single-digit range.

Gross Profit

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)

Gross profit	$110,977	$104,481	6.2%	$162,274	$153,906	5.4%
Gross margin %	41.7%	41.6%		41.7%	41.5%

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

Gross profit during the three and six months ended December 29, 2013 increased by 6.2% and 5.4%, respectively, in comparison to the same periods of the prior year, primarily as a result of the aforementioned revenue growth across all segments, combined with improved gross margin percentages within the Gourmet Food & Gift Basket and BloomNet segments. As a result, overall gross margin percentage increased 10 and 20 basis points, to 41.7%, during the respective three and six months ended December 29, 2013, in comparison to the same periods of the prior year.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 4.7% and 2.1%, respectively, during the three and six months ended December 29, 2013, in comparison to the same periods of the prior year, due to the aforementioned increase in revenue. Gross margin percentage declined slightly due to the lower margins associated with the newly acquired iFlorist business.

The BloomNet Wire Service segment gross profit increased by 9.9% and 10.0%, respectively, during the three and six months ended December 29, 2013, in comparison to the same periods of the prior year, primarily due to increased service offerings and pricing initiatives.

The Gourmet Food & Gift Baskets segment gross profit increased by 6.5% and 7.3%, respectively, during the three and six months ended December 29, 2013, in comparison to the same periods of the prior year, due to the aforementioned revenue growth as well as operational improvements in the Fannie May business.

The Company expects its gross margin percentage will improve in comparison to fiscal 2013 as a result of continued improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)

Marketing and sales	$57,656	$54,483	5.8%	$92,135	$87,206	5.7%
Percentage of net revenues	21.6%	21.7%		23.7%	23.5%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 5.8% and 5.7%, respectively, during the three and six months ended December 29, 2013 in comparison to the same periods of the prior year, as a result of a higher marketing expense ratio within the Consumer Floral segment, reflecting additional investments in social and mobile programs designed to engage directly with customers and help drive demand for the upcoming spring floral holiday season, including the Valentine’s, Easter and Mother’s Day holidays, partially offset by operating leverage within the Gourmet Food & Gift Baskets segment, driven by year over year fulfillment efficiency improvements by the Fannie May brand.

During the three and six months ended December 29, 2013 the Company added approximately 637,000 and 1,003,000 new e-commerce customers, respectively. Of the 1,637,000 and 2,434,000 total customers who placed e-commerce orders during the three and six months ended December 29, 2013, approximately 61% and 59%, respectively, represented repeat customers. This reflects the Company’s effective marketing programs, including initiatives in social and mobile communication channels to engage with its customers and deepen its relationships as their trusted Florist and Gift Shop for all of their celebratory occasions.

Technology and Development Expense

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	% Change		December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)

Technology and development	$5,319	$5,363	(0.8%	)	$10,717	$10,759	(0.4%	)
Percentage of net revenues	2.0%	2.1%			2.8%	2.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. During the three and six months ended December 29, 2013, technology and development expense was consistent with the same period of the prior year, as a result of the Company’s efforts to leverage its existing IT infrastructure.

During the three and six months ended December 29, 2013, the Company expended $9.5 million and $17.9 million on technology and development, respectively, of which $4.2 and $7.1 million has been capitalized.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)

General and administrative	$14,267	$13,354	6.8%	$28,079	$26,415	6.3%
Percentage of net revenues	5.4%	5.3%		7.2%	7.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased by 6.8% and 6.3%, respectively, during the three and six months ended December 29, 2013, compared to the same periods of the prior year, as a result of annual wage increases, hiring additional personnel to support the Company’s growth objectives, as well as costs associated with the acquisition of iflorist.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	% Change	December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)

Depreciation and amortization	$5,036	$4,521	11.4%	$9,725	$8,968	8.4%
Percentage of net revenues	1.9%	1.8%		2.5%	2.4%

Depreciation and amortization expense increased by 11.4% and 8.4%, respectively, during the three and six months ended December 29, 2013 in comparison to the same periods of the prior year, as a result of capital expenditures, primarily related to website design/technology upgrades.

Interest Expense, net

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	% Change		December 29, 2013	December 30, 2012	% Change
	(dollars in thousands)

Interest expense and other, net	$377	$538	(29.9%	)	$669	$824	(18.8%	)

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances, earnings/losses from the Company’s noncontrolling interest in iFlorist and equity interest in Flores Online, and investment income in the Company’s Non-Qualified Deferred Compensation Plan. Net interest expense during the three and six months ended December 29, 2013, decreased 29.9% and 18.8%, respectively, in comparison to the same periods of the prior year, due to lower interest expense as a result of the net reduction in borrowings outstanding during the respective periods.

Income Taxes

The Company recorded income tax expense from continuing operations of $10.8 million and $8.0 million, respectively, during the three and six months ended December 29, 2013, compared to an income tax expense of $9.7 million and $7.7 million, respectively, for the same periods of the prior year. The Company’s effective tax rate from continuing operations for the three and six months ended December 29, 2013 was 38.2% and 38.1% respectively, compared to 37.1% and 39.0% in the same periods of the prior year. The effective tax rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives. The effective rate for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, including the impact of expiring non-qualified stock options, offset by tax credits and incentives.

Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013, at an estimated loss of $1.0 million ($0.6 million, net of tax). The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.4 million ($0.9 million, net of tax)of its accrual for the estimated loss during the quarter ended December 29, 2013. The Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Net revenues from discontinued operations	$755	$1,654	$1,661	$2,930
Loss from discontinued operations, net of tax	$(374)	$(496)	$(456)	$(659)
Adjustment to loss on sale of discontinued operations, net of tax	$877	$-	$877	$-
Income (loss) from discontinued operations, net of tax	503	(496)	$421	$(659)

Liquidity and Capital Resources

Cash Flows

At December 29, 2013, the Company had working capital of $24.5 million, including cash and cash equivalents of $3.3 million, compared to working capital of $16.9 million, including cash and cash equivalents of $0.2 million, at June 30, 2013.

Net cash provided by operating activities of $17.8 million for the six months ended December 29, 2013, was primarily due to the Company’s net income for the period, adjusted for non-cash charges related to depreciation and amortization and stock-based compensation, offset by seasonal changes in working capital, which included seasonal increases in accounts receivable related to the December holiday selling season, offset by associated seasonal increases in accounts payable and accrued expenses.

Net cash used in investing activities of $11.2 million for the six months ended December 29, 2013, was primarily attributable to capital expenditures related to the Company's technology infrastructure, as well as the increased investment to a majority ownership interest in iFlorist, a UK based online floral gift provider.

Net cash used in financing activities of $3.5 million for the six months ended December 29, 2013 was primarily from the acquisition of $6.5 million of treasury stock, partially offset by net non-working capital borrowings of $3.0 million under the Company’s credit facility. All working capital borrowings under the Company’s revolving credit facility were repaid by the end of the fiscal second quarter.

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of September 29, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The amounts outstanding under the 2013 Credit Facility amounted to $3 million, as of December 29, 2013, and $0 as of June 30, 2013.

The Company believes that cash flows from operations along with available borrowings from its 2013 Credit Facility will be a sufficient source of liquidity. The Company typically borrows against the facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases which peak during its fiscal second quarter before being repaid prior to the end of that quarter. It is anticipated that any borrowings required subsequent to the end of the fiscal second quarter will be for non-working capital purposes, such as capital additions, including the expansion of Cheryl’s production facility, as well as stock repurchases and acquisitions.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. During the six months ended December 29, 2013, the Company repurchased $6.5 million of its Class A Common Stock. As of December 29, 2013, $12.4 million remains authorized but unused.

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:

○	to achieve revenue and profitability;

○	to leverage its operating platform and reduce operating expenses;

○	to grow its 1-800-Baskets.com business;

○	to manage the increased seasonality of its business;

○	to cost effectively acquire and retain customers;

○	to effectively integrate and grow acquired companies;

○	to reduce working capital requirements and capital expenditures;

○	to compete against existing and new competitors;

○	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and

○	to cost efficiently manage inventories;

●	the outcome of contingencies, including legal proceedings in the normal course of business; and

●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore exposes the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on its interest expense would be approximately $0.1 million and $0.2 million during the three and six months ended December 29, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 29, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

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

On March 6, 2012 and March 15, 2012, two additional purported class action complaints were filed in the United States District Court for the District of Connecticut naming the Company and numerous other parties as defendants in actions purporting to assert claims substantially similar to those asserted in the lawsuit filed on November 10, 2010. In each case, plaintiffs seek to have the respective case certified as a class action and seek restitution and other damages, each in an amount in excess of $5.0 million. On April 26, 2012, the two Connecticut cases were consolidated with a third case previously pending in the United States District Court for the District of Connecticut in which the Company is not a party (the "Consolidated Action"). A consolidated amended complaint was filed by plaintiffs on September 7, 2012, purporting to assert claims substantially similar to those originally asserted. The Company moved to dismiss the consolidated amended complaint on December 7, 2012, which was subsequently refiled at the direction of the Court on January 16, 2013.

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

On January 31, 2013, the court issued an order to show cause directing plaintiffs' counsel in the Frank Action, also counsel for plaintiffs in the Consolidated Action, to show cause why the Frank Action is distinguishable from the Consolidated Action such that it may be maintained despite the prior-pending action doctrine. On June 13, 2013 the court issued an order in the Frank Action suspending deadlines to answer or to otherwise respond to the complaint until 21 days after the court decides whether the Frank Action should be consolidated with the Consolidated Action. On July 24, 2013 the Frank Action was reassigned to Judge Vanessa Bryant, before whom the Consolidated Action is currently pending, for all further proceedings. On August 14, 2013, other defendants filed a motion for clarification in the Frank Action requesting that Judge Bryant clarify the order suspending deadlines.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of December 29, 2013, $12.4 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2014, which includes the period July 1, 2013 through December 29, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

	(in thousands, except average price paid per share)

7/1/13 – 7/28/13	10.0	$5.97	10.0	$18,889
7/29/13 – 8/25/13	0.5	$5.99	0.5	$18,886
8/26/13 – 9/29/13	301.4	$5.38	301.4	$17,253
9/30/13 – 10/27/13	393.6	$5.43	393.6	$15,111
10/28/13 – 11/24/13	420.7	$5.11	420.6	$12,959
11/25/13 – 12/29/13	106.2	$5.04	106.2	$12,419

Total	1,232.4	$5.28	1,232.4

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: February 7, 2014	/s/ James F. McCann
James F. McCann
Chief Executive Officer and
Chairman of the Board of Directors

Date: February 7, 2014	/s/ William E. Shea
William E. Shea
Senior Vice President and Chief Financial Officer