Form 10-Q
period 2014-03-30
1 800 FLOWERS COM INC
filed 2014-05-09
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 30, 2014

or

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3117311
(State of	(I.R.S. Employer
incorporation)	Identification No.)

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

Yes ☑       No 

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

 27,307,929

(Number of shares of Class A common stock outstanding as of May 5, 2014)

36,778,594

(Number of shares of Class B common stock outstanding as of May 5, 2014)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 30, 2014	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,314	$154
Receivables, net	17,092	14,957
Inventories	61,441	55,756
Deferred tax assets	7,780	5,746
Prepaid and other	5,874	9,941
Current assets of discontinued operations	1,133	6,095
Total current assets	94,634	92,649

Property, plant and equipment, net	55,886	52,943
Goodwill	54,008	47,943
Other intangibles, net	45,176	43,276
Deferred tax assets	1,755	2,127
Other assets	8,264	10,086
Non-current assets of discontinued operations	1,262	1,049
Total assets	$260,985	$250,073

Liabilities and equity
Current liabilities:
Accounts payable	$18,335	$26,235
Accrued expenses	54,941	45,044
Current maturities of long-term debt	394	-
Current liabilities of discontinued operations	940	4,484
Total current liabilities	74,610	75,763

Other liabilities	5,565	5,039
Total liabilities	80,175	80,802
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized; 38,043,473 and 36,280,425 shares issued at March 30, 2014 and June 30, 2013, respectively	380	362
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,058,594 and 42,125,465 shares issued at March 30, 2014 and June 30, 2013, respectively	420	421
Additional paid-in capital	302,387	298,580
Retained deficit	(71,973)	(83,937)
Accumulated other comprehensive loss	(52)	-
Treasury stock, at cost – 10,659,119 and 9,257,231 Class A shares at March 30, 2014 and June 30, 2013, respectively, and 5,280,000 Class B shares at March 30, 2014 and June 30, 2013	(53,578)	(46,155)
Total stockholders’ equity	177,584	169,271
Noncontrolling interest in subsidiary	3,226	-
Total equity	180,810	169,271
Total liabilities and equity	$260,985	$250,073

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Net revenues	$179,591	$191,582	$568,976	$562,534

Cost of revenues	106,048	111,125	333,159	328,171

Gross profit	73,543	80,457	235,817	234,363

Operating expenses:
Marketing and sales	51,581	51,439	143,716	138,645
Technology and development	6,045	5,613	16,762	16,372
General and administrative	13,865	13,757	41,944	40,172
Depreciation and amortization	4,932	4,838	14,657	13,806

Total operating expenses	76,423	75,647	217,079	208,995

Operating income (loss)	(2,880)	4,810	18,738	25,368
Interest expense and other, net	249	199	959	1,024

Income (loss) from continuing operations before income taxes	(3,129)	4,611	17,779	24,344
Income tax expense (benefit)	(1,391)	1,491	6,590	9,161
Income (loss) from continuing operations	(1,738)	3,120	11,189	15,183

Income (loss) from discontinued operations, net of tax	75	(481)	(381)	(1,140)
Adjustment to loss on sale of discontinued operations, net of tax	(62)	-	815	-
Income (loss) from discontinued operations, net of tax	13	(481)	434	(1,140)
Net income (loss)	(1,725)	2,639	11,623	14,043
Less: Net loss attributable to noncontrolling interest	(300)	-	(341)	-

Net income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(1,425)	$2,639	$11,964	$14,043

Basic income (loss) per share attributable to 1-800-FLOWERS.COM, Inc.
Continuing operations	$(0.02)	$0.05	$0.18	$0.24
Discontinued operations	$0.00	$(0.01)	$0.01	$(0.02)
Net income (loss)	$(0.02)	$0.04	$0.19	$0.22

Diluted income (loss) per share attributable to 1-800-FLOWERS.COM, Inc.
Continuing operations	$(0.02)	$0.05	$0.17	$0.23
Discontinued operations	$0.00	$(0.01)	$0.01	$(0.02)
Net income (loss)	$(0.02)	$0.04	$0.18	$0.21

Weighted average shares used in the calculation of income (loss) per common share
Basic	64,214	64,256	64,010	64,528
Diluted	64,214	66,111	66,429	66,647

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)

Net income (loss)	$(1,725)	$2,639	$11,623	$14,043
Other comprehensive income (loss)	(40)	-	(52)	17
Comprehensive income (loss)	(1,765)	2,639	11,571	14,060

Net loss attributable to noncontrolling interest	(300)	-	(341)	-
Other comprehensive loss attributable to noncontrolling interest	(18)	-	(23)	-
Comprehensive loss attributable to noncontrolling interest	(318)	-	(364)	-

Comprehensive income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(1,447)	$2,639	$11,935	$14,060

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	March 30, 2014	March 31, 2013

Operating activities
Net income	$11,623	$14,043
Reconciliation of net income to net cash provided by operating activities:
Operating activities of discontinued operations	869	(10)
Adjustment to loss on sale of discontinued ops	(815)	-
Depreciation and amortization	14,657	13,839
Amortization of deferred financing costs	229	343
Deferred income taxes	(1,376)	(1,337)
Bad debt expense	1,027	762
Stock based compensation	3,491	3,397
Other non-cash items	433	213
Changes in operating items, excluding the effects of acquisitions:
Receivables	(5,492)	(10,500)
Inventories	(5,585)	(4,133)
Prepaid and other	4,162	2,226
Accounts payable and accrued expenses	197	7,694
Other assets	(274)	(464)
Other liabilities	426	662
Net cash provided by operating activities	23,572	26,735

Investing activities
Acquisitions, net of cash acquired	(1,385)	(2,000)
Capital expenditures, net of non-cash expenditures	(14,458)	(15,118)
Purchase of investment	8	(1,337)
Other, net	10	22
Investing activities of discontinued operation	500	-
Net cash used in investing activities	(15,325)	(18,433)

Financing activities
Acquisition of treasury stock	(7,423)	(8,921)
Proceeds from exercise of employee stock options	334	67
Proceeds from bank borrowings	120,000	47,000
Repayment of bank borrowings	(120,002)	(58,250)
Repayment of capital lease obligations	-	(48)
Other	4	-
Net cash used in financing activities	(7,087)	(20,152)

Net change in cash and equivalents	1,160	(11,850)
Cash and equivalents:
Beginning of period	154	28,854
End of period	$1,314	$17,004

See accompanying Notes to Consolidated Financial Statements.

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013.

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

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 2 – Net Income (Loss) Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(1,738)	$3,120	$11,189	$15,183
Less: Net loss attributable to noncontrolling interest	(300)	-	(341)	-
Income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$(1,438)	$3,120	$11,530	$15,183

Denominator:
Weighted average shares outstanding	64,214	64,256	64,010	64,528
Effect of dilutive securities:
Employee stock options (1)	-	769	1,075	610
Employee restricted stock awards	-	1,086	1,344	1,509
	-	1,855	2,419	2,119

Adjusted weighted-average shares and assumed conversions	64,214	66,111	66,429	66,647

Net income (loss) per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.02)	$0.05	$0.18	$0.24
Diluted	$(0.02)	$0.05	$0.17	$0.23

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share from continuing operations, for the three months ended March 30, 2014, is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and unvested restricted stock awards) outstanding during the period.

(1)

The effect of options to purchase 1.2 million shares during both the three and nine months ended March 30, 2014 and 1.8 million and 3.2 million shares during the three and nine months ended March 31, 2013, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
		(in thousands)

Stock options	$111	$116	$322	$353
Restricted stock	1,169	977	3,169	3,044
Total	1,280	1,093	3,491	3,397
Deferred income tax benefit	439	301	1,270	1,210
Stock-based compensation expense, net	$841	$792	$2,221	$2,187

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
		(in thousands)

Marketing and sales	$320	$383	$968	$1,189
Technology and development	64	109	239	340
General and administrative	896	601	2,284	1,868
Total	$1,280	$1,093	$3,491	$3,397

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013 (1)	March 30, 2014	March 31, 2013

Weighted average fair value of options granted	$3.14	n/a	$3.14	$2.40
Expected volatility	65.3%	n/a	65.3%	72.1%
Expected life (years)	6.6	n/a	6.6	6.4
Risk-free interest rate	1.46%	n/a	1.46%	0.69%
Expected dividend yield	0.0%	n/a	0.0%	0.0%

(1)	No options were granted during the three months ended March 31, 2013.

The following table summarizes stock option activity during the nine months ended March 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 1, 2013	4,723,240	$3.89
Granted	10,000	$5.08
Exercised	(94,125)	$2.97
Forfeited	(234,400)	$6.48
Outstanding at March 30, 2014	4,404,715	$3.78	4.4	$9,509

Options vested or expected to vest at March 30, 2014	4,288,119	$3.81	4.3	$9,144
Exercisable at March 30, 2014	2,947,315	$4.49	3.1	$4,931

As of March 30, 2014, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.9 million and the weighted average period over which these awards are expected to be recognized was 5.0 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 30, 2014:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2013	3,433,355	$2.80
Granted	1,725,918	$5.08
Vested	(1,602,052)	$2.50
Forfeited	(822,369)	$4.62
Non-vested at March 30, 2014	2,734,852	$3.86

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 30, 2014, there was $7.9 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 3.1 years.

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

Operating results of the Company’s membership interest in iFlorist are reflected in the Company’s consolidated financial statements from the date of acquisition, essentially all of which is in the 1-800-Flowers.com Consumer Floral segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

Acquisition of Pingg

On May 31, 2013, the Company completed the acquisition of Pingg Corp., an online invitation and event planner with annual revenues of approximately $0.6 million in its most recently completed year end prior to the acquisition. The purchase price, which included the acquisition of software, receivables and certain other assets and related liabilities, was approximately $1.6 million. Approximately $0.4 million of the purchase price was assigned to goodwill. The acquisition was financed utilizing available cash balances. Operating results of the acquired entity, which are not significant, are reflected in the Company’s consolidated financial statements from the date of acquisition, in the 1-800-Flowers.com Consumer Floral segment.

Acquisition of 1-800-Flowers’ European trademarks

On March 11, 2013, the Company acquired the European rights to various derivations of the 1-800-Flowers’ tradename, trademark, URL’s and telephone numbers from Flowerscorp Pty Ltd. for a purchase price of $4.0 million, which is included within Other Intangibles, net. The Company has paid $3.0 million of the $4.0 million purchase price, and is required to make a final payment of $1.0 million on March 11, 2015, the balance of which is included on the balance sheet within Accrued Expenses.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 30, 2014	June 30, 2013
	(in thousands)

Finished goods	$28,884	$30,906
Work-in-process	9,589	6,465
Raw materials	22,968	18,385
	$61,441	$55,756

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)

Balance at June 30, 2013	$10,251	$-	$37,692	$47,943
Acquisition of iFlorist	6,162	-	-	6,162
Acquisition related adjustment	(97)	-	-	(97)
Balance at March 30, 2014	$16,316	$-	$37,692	$54,008

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

		March 30, 2014			June 30, 2013
	Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$5,595	$1,825	$7,420	$5,516	$1,904
Customer lists	3 - 10	17,313	12,364	4,949	15,989	11,334	4,655
Other	5 - 8	2,587	2,538	49	2,538	2,513	25
		27,320	20,497	6,823	25,947	19,363	6,584

Trademarks with indefinite lives		38,353	-	38,353	36,692	-	36,692
Total identifiable intangible assets		$65,673	$20,497	$45,176	$62,639	$19,363	$43,276

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2014 - $0.4 million, fiscal 2015 - $1.8 million, fiscal 2016 - $1.7 million, fiscal 2017 - $0.9 million, fiscal 2018 - $0.6 million and thereafter - $1.4 million.

Note 7 – Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.5 million as of March 30, 2014 and $3.8 million as of June 30, 2013, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and nine months ended March 30, 2014 was $0.1 million and $0.3 million, respectively.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.8 million as of March 30, 2014 and $2.3 million as of June 30, 2013. In addition, the Company had notes receivable from companies it maintains an investment in of $0.5 million as of March 30, 2014 and $2.3 million as of June 30, 2013. As described in Note 4 “Acquisitions and Dispositions”, on December 3, 2013, the Company increased its investment in iFlorist, resulting in a majority ownership interest (56%), through the conversion of notes receivable and the purchase of additional shares from the Company’s founders. The acquisition of a majority interest in iFlorist resulted in the consolidation of iFlorist’s operations, and the reduction of both the Company’s cost-basis investment and notes receivable between June 30, 2013 and March 30, 2014.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	March 30, 2014	June 30, 2013
	(in thousands)

Revolving line of credit (1)	$-	$-
Bank loan (2)	394	-
Total debt	$394	$-
Less current maturities of long-term debt	394	-
Long-term debt	$-	$-

(1)

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of March 30, 2014 and June 30, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$2,135	$2,135	$-	$-
Non-performance promissory note	205	-	-	205
	$2,340	$2,135	$-	$205

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

Note 10 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and nine months ended March 30, 2014 was 44.5% and 37.1% respectively, compared to 32.3% and 37.6% in the same periods of the prior year. The effective rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives as well as the reversal of certain unrecognized tax positions. The effective rate for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, other permanent differences and a change in uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company concluded its federal examination for fiscal 2011 during the quarter ended December 29, 2013, however, fiscal years 2012 and 2013 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the three months ended March 30, 2014, the Company reversed approximately $0.2 million of unrecognized tax position as a result of expiring statute of limitations. As such, at March 30, 2014 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that an additional $0.2 million of its unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
Net Revenues from Continuing Operations	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
		(in thousands)

Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$122,256	$121,006	$290,938	$285,608
BloomNet Wire Service	22,571	22,819	62,829	61,320
Gourmet Food & Gift Baskets	35,330	48,298	216,193	216,509
Corporate (1)	202	200	600	594
Intercompany eliminations	(768)	(741)	(1,584)	(1,497)
Total net revenues	$179,591	$191,582	$568,976	$562,534

	Three Months Ended		Nine Months Ended
Operating Income from Continuing Operations	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
		(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$11,165	$13,902	$26,274	$31,074
Bloomnet Wire Service	7,079	6,952	20,043	18,797
Gourmet Food & Gift Baskets	(3,180)	1,605	25,817	26,926
Segment Contribution Margin Subtotal	15,064	22,459	72,134	76,797
Corporate (1)	(13,012)	(12,811)	(38,739)	(37,623)
Depreciation and amortization	(4,932)	(4,838)	(14,657)	(13,806)
Operating income	(2,880)	4,810	18,738	25,368

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

Note 12 – Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013, at an estimated loss of $1.0 million ($0.6 million, net of tax). The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the nine months ended March 30, 2014. The Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)
Net revenues from discontinued operations	$9	$1,041	$1,669	$3,973
Income (loss) from discontinued operations, net of tax	$13	$(481)	$434	$(1,140)

Note 13 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act ("CUTPA") among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company's subsidiaries previously engaged in with certain third-party vendors.  On December 23, 2011, plaintiff filed a notice of voluntary dismissal seeking to dismiss the entire action without prejudice.  The court entered an Order on November 28, 2012, dismissing the case in its entirety. This case was subsequently refiled in the United States District Court for the District of Connecticut.

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

On January 31, 2013, the court issued an order to show cause directing plaintiffs' counsel in the Frank Action, also counsel for plaintiffs in the Consolidated Action, to show cause why the Frank Action is distinguishable from the Consolidated Action such that it may be maintained despite the prior-pending action doctrine. On June 13, 2013, the court issued an order in the Frank Action suspending deadlines to answer or to otherwise respond to the complaint until 21 days after the court decides whether the Frank Action should be consolidated with the Consolidated Action. On July 24, 2013 the Frank Action was reassigned to Judge Vanessa Bryant, before whom the Consolidated Action is currently pending, for all further proceedings. On August 14, 2013, other defendants filed a motion for clarification in the Frank Action requesting that Judge Bryant clarify the order suspending deadlines.

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action.  Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. The time of the remaining defendants to answer what is left of the complaint has not yet expired and on April 28, 2014 Plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed.  The Court has not yet ruled on this new motion.

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

The Company's BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The Company’s Gourmet Food and Gift Baskets offering includes gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl's® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com). The Company's Celebrations® brand (www.celebrations.com) is a leading online destination for party planning ideas and tips and its FineStationery.com® (www.finestationery.com) brand provides premium branded customizable invitations and personal stationery for all occasions. 1-800-FLOWERS.COM, Inc. is involved in a broad range of corporate social responsibility initiatives including continuous expansion and enhancement of its environmentally-friendly "green" programs as well as various philanthropic and charitable efforts.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013, at an estimated loss of $1.0 million ($0.6 million, net of tax). The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the nine months ended March 30, 2014. The Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Segment Information

The following table presents the contribution of net revenues, gross profit and contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and EBITDA, excluding stock-based compensation. As noted previously, the Company’s e-commerce and procurement businesses of The Winetasting Network, which had previously been included within its Gourmet Foods & Gift Baskets category, have been classified as discontinued operations and therefore excluded from segment information below.

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)			(dollars in thousands)
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$122,256	$121,006	1.0%	$290,938	$285,608	1.9%
BloomNet Wire Service	22,571	22,819	-1.1%	62,829	61,320	2.5%
Gourmet Food & Gift Baskets	35,330	48,298	-26.8%	216,193	216,509	-0.1%
Corporate (*)	202	200	1.0%	600	594	1.0%
Intercompany eliminations	(768)	(741)	-3.6%	(1,584)	(1,497)	-5.8%
Total net revenues from continuing operations	$179,591	$191,582	-6.3%	$568,976	$562,534	1.1%

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$47,565	$48,455	-1.8%	$113,166	$112,701	0.4%
	38.9%	40.0%		38.9%	39.5%
BloomNet Wire Service	12,019	11,382	5.6%	33,566	30,974	8.4%
	53.2%	49.9%		53.4%	50.5%
Gourmet Food & Gift Baskets	13,686	20,472	-33.1%	88,328	90,039	-1.9%
	38.7%	42.4%		40.9%	41.6%
Corporate (*)	273	148	84.5%	757	649	16.6%
	135.1%	74.0%		126.2%	109.3%
Total gross profit from continuing operations	$73,543	$80,457	-8.6%	$235,817	$234,363	0.6%
	41.0%	42.0%		41.4%	41.7%

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change

EBITDA from continuing operations, excluding stock-based compensation:
Segment Contribution Margin (**)
1-800-Flowers.com Consumer Floral	$11,165	$13,902	-19.7%	$26,274	$31,074	-15.4%
BloomNet Wire Service	7,079	6,952	1.8%	20,043	18,797	6.6%
Gourmet Food & Gift Baskets	(3,180)	1,605	-298.1%	25,817	26,926	-4.1%
Category Contribution Margin Subtotal	15,064	22,459	-32.9%	72,134	76,797	-6.1%
Corporate (*)	(13,012)	(12,811)	-1.6%	(38,739)	(37,623)	-3.0%
EBITDA from continuing operations	$2,052	$9,648	-78.7%	$33,395	$39,174	-14.8%
Add: Stock-based compensation	1,279	1,093	17.1%	3,491	3,397	2.8%
EBITDA from continuing operations, excluding stock-based compensation	$3,331	$10,741	-69.0%	$36,886	$42,571	-13.4%

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Reconciliation of income (loss) from continuing operations to income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.:	(in thousands)
Income (loss) from continuing operations	$(1,738)	$3,120	$11,189	$15,183
Less: Net loss attributable to noncontrolling interest	(300)	-	(341)	-
Income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$(1,438)	$3,120	$11,530	$15,183

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Reconciliation of income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc. to EBITDA from continuing operations, excluding stock-based compensation (**):	(in thousands)
Income (loss) from continuing operations attributable to 1-800-Flowers.com, Inc.	$(1,438)	$3,120	$11,530	$15,183
Add:
Interest expense, net	249	199	959	1,024
Depreciation and amortization	4,932	4,838	14,657	13,806
Income tax expense	-	1,491	6,590	9,161
Less:
Income tax benefit	1,391	-	-	-
Net loss attributable to noncontrolling interest	300	-	341	-
EBITDA from continuing operations	$2,052	$9,648	$33,395	$39,174
Add: Stock-based compensation	1,279	1,093	3,491	3,397
EBITDA from continuing operations, excluding stock-based compensation	$3,331	$10,741	$36,886	$42,571

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

Results of Operations

Net Revenues

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	% Change		March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$139,918	$144,555	(3.2%	)	$400,893	$397,441	0.9%
Other	39,673	47,027	(15.6%	)	168,083	165,093	1.8%
Total net revenues	$179,591	$191,582	(6.3%	)	568,976	562,534	1.1%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three months ended March 30, 2014, revenues decreased by 6.3%, in comparison to the same period of the prior year as a result of the shift of the Easter holiday into its fiscal fourth quarter, compared with the prior year when the holiday fell in the Company’s fiscal third quarter, as well as the impact of severe winter weather beginning in January, culminating with the winter storm that effected much of the country during the key Valentine holiday. Adjusting for the pro-forma impact of the shift in the Easter Holiday, as well as the revenue associated with the acquisition of a majority interest of iFlorist, revenue declined approximately 2.5% during the three months ended March 30, 2014.

During the nine months ended March 30, 2014, revenue increased 1.1%, in comparison to the same period of the prior year. This improvement was led by a number of factors, including: i) a combination of new product initiatives, focused advertising, and “everyday” campaigns such as the “Just Because” marketing efforts, ii) incremental revenue within the Consumer Floral segment from the acquisition of a majority interest of iFlorist and favorable comparisons due to the impact of Hurricane Sandy in the prior year, iii) continued improvements within the BloomNet segment as a result of additional market penetration, and iv) improvements within the Gourmet Food & Gift Baskets segment as a result of the continued rebound of DesignPac’s wholesale gift basket products, and solid ecommerce growth within Cheryl’s bakery gifts product line. These growth drivers were partially offset by: i) the Easter holiday shift, ii) the severe winter weather mentioned above, and iii) the calendar shift that resulted in six fewer shopping days between Thanksgiving and Christmas, compounded by, iv) the continuation of a difficult macro-economic climate. Adjusting for the pro-forma impact of the shift in the Easter Holiday, as well as the revenue associated with the acquisition of a majority interest of iFlorist, revenue increased approximately 1.9% during the nine months ended March 30, 2014.

E-Commerce revenues decreased 3.2% during the three months ended March 30, 2014, in comparison to the same periods of the prior year, as a result of the Easter shift and severe winter weather which impacted all of the Company’s brands, partially offset by an increase in the Consumer Floral segment due to the acquisition of iFlorist. E-Commerce revenues increased 0.9% during the nine months ended March 30, 2014, in comparison to the same period of the prior year, as a result of increases in the Consumer Floral segment, primarily due to the acquisition of iFlorist, partially offset by the Easter shift, and severe weather which impacted all of the Company’s brands, especially during the 2014 Valentine holiday.

The Company fulfilled approximately 2,211,000 and 6,735,000 orders through its e-commerce sales channels (online and telephonic sales) during the three and nine months ended March 30, 2014, representing a decrease of 4.5% and an increase of 0.6% compared to the respective periods of the prior year. The average order value increased 1.3% to $63.27 during the three months ended March 30, 2014, and remained relatively flat at $59.41 during the nine months ended March 30, 2014.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues decreased 15.6%, during the three months ended March 30, 2014 in comparison to the same period of the prior year, primarily as a result of the severe weather and the Easter shift on the Company’s retail operations, as well as lower Fannie May wholesale volume. Other revenues increased 1.8%, during the nine months ended March 30, 2014 in comparison to the same period of the prior year, primarily as a result growth in the DesignPac’s wholesale gift products, partially offset by the shift of the Easter Holiday and a decline in Fannie May wholesale volume which appears to be a repercussion of prior year’s operational issues.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers and iFlorist brands, which derive revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues increased 1.0% and 1.9% during the three and nine months ended March 30, 2014 over the same period of the prior year, primarily as a result of the acquisition of iFlorist, partially offset by the shift of the Easter holiday into the Company’s fiscal fourth quarter this year, compared with the prior year period when the holiday fell in the Company’s fiscal third quarter, as well as the impact of the severe winter weather during the period The increase in revenues during the three and nine months ended March 30, 2014 includes approximately $2.7 million and $6.2 million of revenues from iFlorist, a UK direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe, in which the Company acquired a majority ownership interest on December 3, 2013.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues decreased 1.1% during the three months ended March 30, 2014 compared to the same period of the prior year, reflecting a shift in the Easter Holiday, while net revenues increased 2.5% during the nine months ended March 30, 2014, reflecting continued increases in market penetration for the Company’s expanded suite of products and services for its member florists.

The Gourmet Food & Gift Baskets segment includes the operations of 1-800-Baskets, Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, Stockyards.com and DesignPac. Revenue is derived from the sale of gift baskets, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three months ended March 30, 2014 decreased by 26.8%, in comparison to the same period of the prior year, driven primarily by the aforementioned shift of the Easter holiday into the Company’s fiscal fourth quarter, as well as the severe winter weather during the period, and lower Fannie May wholesale volume. Net revenues during the nine months ended March 30, 2014 were relatively flat, in comparison to the same period of the prior year as revenue growth from the continued rebound in DesignPac gift basket sales and Cheryl’s e-commerce growth was offset by the Easter Holiday shift and the impact of the severe weather during the current quarter.

The Company expects to achieve annual revenue growth in Fiscal 2014 across all of its business segments, with consolidated revenue growth in the low-to-mid-single-digit range.

Gross Profit

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	% Change		March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)

Gross profit	$73,543	$80,457	(8.6%	)	$235,817	$234,363	0.6%
Gross margin %	41.0%	42.0%			41.4%	41.7%

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

Gross profit during the three months ended March 30, 2014 decreased by 8.6%, in comparison to the same period of the prior year, primarily as a result of the aforementioned revenue decline during the period, while gross profit during the nine months ended March 30, 2014 increased by 0.6%, in comparison to the same period of the prior year, as a result of the aforementioned revenue increase. Gross margin percentage decreased 100 and 30 basis points, to 41.0% and 41.4%, during the respective three and nine months ended March 30, 2014, in comparison to the same periods of the prior year, reflecting: i) product mix, resulting primarily from the shift of the Easter Holiday, which disproportionately shifted higher margin e-commerce and retail revenues into the Company’s fiscal fourth quarter, and ii) higher customer credits caused by the severe weather during the Valentine holiday.

The 1-800-Flowers.com Consumer Floral segment gross profit decreased by 1.8%, during the three months ended March 30, 2014, in comparison to the same period of the prior year, due to the aforementioned decrease in revenue, while gross margin percentage declined 110 basis points due to the lower margins associated with the newly acquired iFlorist business, as well as higher customer credits issued during the period as a result of the severe weather during the Valentine holiday. Gross profit increased by 0.4% during the nine months ended March 30, 2014, in comparison to the same period of the prior year, due to the aforementioned increase in revenue, while gross margin percentage declined 60 basis points due to the lower margins associated with the newly acquired iFlorist business, as well as higher customer credits issued during the period as a result of the severe weather during the Valentine holiday.

The BloomNet Wire Service segment gross profit increased by 5.6% and 8.4%, respectively, during the three and nine months ended March 30, 2014, in comparison to the same periods of the prior year, primarily due to revenue mix, which included growth in sales of higher-margin services, such as web-marketing and directory advertising programs as well as pricing initiatives.

The Gourmet Food & Gift Baskets segment gross profit decreased by 33.1% and 1.9%, respectively, during the three and nine months ended March 30, 2014, in comparison to the same periods of the prior year, due to the aforementioned revenue declines associated with the shift in the Easter Holiday, the severe weather experienced during the current quarter, as well as product mix. During the nine months ended March 30, 2014, the negative impact associated with the Easter shift and the severe weather during the third quarter was offset by the continued rebound in DesignPac gift basket sales and Cheryl’s e-commerce growth, combined with operational improvements in the Fannie May business.

The Company expects its gross margin percentage will improve slightly in comparison to fiscal 2013 as a result of continued improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)

Marketing and sales	$51,581	$51,439	0.3%	$143,716	$138,645	3.7%
Percentage of net revenues	28.7%	26.8%		25.3%	24.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 0.3% and 3.7%, respectively, during the three and nine months ended March 30, 2014, in comparison to the same periods of the prior year, reflecting additional investments in social and mobile programs designed to engage directly with customers and help spur demand. While marketing spend within the Gourmet Food & Gift Baskets segment was deferred to coincide with the Easter Holiday shift into the Company’s fourth quarter of fiscal 2014, the lack of leverage caused by the shift of the Easter sales, combined with the increase in marketing spend by the 1-800-Flowers brand in support of the 2014 Valentine holiday, which was negated by the snowstorm during the Valentine holiday, resulted in the increase in marketing spend as a percentage of net revenues.

During the three and nine months ended March 30, 2014 the Company added approximately 675,000 and 1,677,000 new e-commerce customers, respectively. Of the 1,625,000 and 3,693,000 total customers who placed e-commerce orders during the three and nine months ended March 30, 2014, approximately 58% and 55%, respectively, represented repeat customers. This reflects the Company’s effective marketing programs, including initiatives in social and mobile communication channels to engage with its customers and deepen its relationships as their trusted Florist and Gift Shop for all of their celebratory occasions.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)

Technology and development	$6,045	$5,613	7.7%	$16,762	$16,372	2.4%
Percentage of net revenues	3.4%	2.9%		2.9%	2.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. During the three and nine months ended March 30, 2014, technology and development expense increased by 7.7% and 2.4% respectively, due to increased maintenance costs to support the Company’s IT infrastructure.

During the three and nine months ended March 30, 2014, the Company expended $9.3 million and $27.2 million on technology and development, respectively, of which $3.3 and $10.4 million has been capitalized.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)

General and administrative	$13,865	$13,757	0.8%	$41,944	$40,172	4.4%
Percentage of net revenues	7.7%	7.2%		7.4%	7.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased by 0.8% and 4.4%, respectively, during the three and nine months ended March 30, 2014, compared to the same periods of the prior year, as a result of annual wage increases, hiring additional personnel to support the Company’s growth objectives, as well as costs associated with the acquisition of iFlorist.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)

Depreciation and amortization	$4,932	$4,838	1.9%	$14,657	$13,806	6.2%
Percentage of net revenues	2.7%	2.5%		2.6%	2.5%

Depreciation and amortization expense increased by 1.9% and 6.2%, respectively, during the three and nine months ended March 30, 2014 in comparison to the same periods of the prior year, as a result of capital expenditures, primarily related to website design/technology upgrades.

Interest Expense, net

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	% Change	March 30, 2014	March 31, 2013	% Change
	(dollars in thousands)

Interest expense and other, net	$249	$199	25.1%	$959	$1,024	(6.3%	)

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances, and equity interest in Flores Online, as well as investment income in the Company’s Non-Qualified Deferred Compensation Plan. Net interest expense during the three months ended March 30, 2014, increased 25.1%, in comparison to the same period of the prior year, as a result of a decrease in earnings on the Company’s Non-Qualified Deferred Compensation Plan, partially offset by lower interest expense as a result of the net reduction in borrowings outstanding during the respective periods. Net interest expense during the nine months ended March 30, 2014 decreased 6.3%, in comparison to the same period of the prior year, due primarily to lower interest expense as a result of the net reduction in borrowings outstanding during the respective periods.

Income Taxes

The Company recorded income tax benefit from continuing operations of $1.4 million, during the three months ended March 30, 2014, and income tax expense of $6.6 million during the nine months ended March 30, 2014, compared to an income tax expense of $1.5 million and $9.2 million, during the respective periods of the prior year. The Company’s effective tax rate from continuing operations for the three and nine months ended March 30, 2014 was 44.5% and 37.1% respectively, compared to 32.3% and 37.6% during the same periods of the prior year. The effective rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives, as well as the reversal of certain unrecognized tax positions. The effective rate for fiscal 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, other permanent differences and a change in uncertain tax positions.

Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013, at an estimated loss of $1.0 million ($0.6 million, net of tax). The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the nine months ended March 30, 2014. The Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)
Net revenues from discontinued operations	$9	$1,041	$1,669	$3,973
Income (loss) from discontinued operations, net of tax	$13	$(481)	$434	$(1,140)

Liquidity and Capital Resources

Cash Flows

At March 30, 2014, the Company had working capital of $20.0 million, including cash and cash equivalents of $1.3 million, compared to working capital of $16.9 million, including cash and cash equivalents of $0.2 million, at June 30, 2013.

Net cash provided by operating activities of $23.6 million for the nine months ended March 30, 2014, was primarily generated by the Company’s net income for the period, adjusted for non-cash charges related to depreciation and amortization and stock-based compensation, offset by seasonal changes in working capital, which included increases in accounts receivable related to wholesale Easter sales, and inventory associated with the upcoming Mother’s Day holiday and Easter Holiday for retail store and e-commerce operations, offset by a decrease in prepaid expenses.

Net cash used in investing activities of $15.3 million for the nine months ended March 30, 2014, was primarily attributable to capital expenditures related to the Company's technology infrastructure, as well as the increased investment to a majority ownership interest in iFlorist, a UK based online floral gift provider.

Net cash used in financing activities of $7.1 million for the nine months ended March 30, 2014 was primarily from the acquisition of $7.4 million of treasury stock, partially offset by proceeds from exercise of employee stock options. All working capital borrowings under the Company’s revolving credit facility were repaid by the end of the fiscal third quarter.

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of March 30, 2014 and June 30, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

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

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. During the nine months ended March 30, 2014, the Company repurchased $7.4 million of its Class A Common Stock. As of March 30, 2014, $11.5 million remains authorized but unused.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore exposes the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on its interest expense would be approximately $0.0 million and $0.3 million during the three and nine months ended March 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business.

On November 10, 2010, a purported class action complaint was filed in the United States District Court for the Eastern District of New York naming the Company (along with Trilegiant Corporation, Inc., Affinion, Inc. and Chase Bank USA, N.A.) as defendants in an action purporting to assert claims against the Company alleging violations arising under the Connecticut Unfair Trade Practices Act ("CUTPA") among other statutes, and for breach of contract and unjust enrichment in connection with certain post-transaction marketing practices in which certain of the Company's subsidiaries previously engaged in with certain third-party vendors. On December 23, 2011, plaintiff filed a notice of voluntary dismissal seeking to dismiss the entire action without prejudice. The court entered an Order on November 28, 2012, dismissing the case in its entirety. This case was subsequently refiled in the United States District Court for the District of Connecticut.

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

On January 31, 2013, the court issued an order to show cause directing plaintiffs' counsel in the Frank Action, also counsel for plaintiffs in the Consolidated Action, to show cause why the Frank Action is distinguishable from the Consolidated Action such that it may be maintained despite the prior-pending action doctrine. On June 13, 2013, the court issued an order in the Frank Action suspending deadlines to answer or to otherwise respond to the complaint until 21 days after the court decides whether the Frank Action should be consolidated with the Consolidated Action. On July 24, 2013 the Frank Action was reassigned to Judge Vanessa Bryant, before whom the Consolidated Action is currently pending, for all further proceedings. On August 14, 2013, other defendants filed a motion for clarification in the Frank Action requesting that Judge Bryant clarify the order suspending deadlines.

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action.  Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. The time of the remaining defendants to answer what is left of the complaint has not yet expired and on April 28, 2014 Plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed.  The Court has not yet ruled on this new motion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of March 30, 2014, $11.5 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2014, which includes the period July 1, 2013 through March 30, 2014:

Period			Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

(in thousands, except average price paid per share)

7/1/13	–	7/28/13	10.0	$5.97	10.0	$18,889
7/29/13	–	8/25/13	0.5	$5.99	0.5	$18,886
8/26/13	–	9/29/13	301.4	$5.38	301.4	$17,253
9/30/13	–	10/27/13	393.6	$5.43	393.6	$15,111
10/28/13	–	11/24/13	420.7	$5.11	420.6	$12,959
11/25/13	–	12/29/13	106.2	$5.04	106.2	$12,419
12/30/13	–	1/26/14	82.7	$5.19	82.7	$11,989
1/27/14	–	2/23/14	38.3	$5.03	38.3	$11,797
2/24/14	–	3/30/14	48.5	$5.58	48.5	$11,526

Total			1,401.9	$5.27	1,401.9

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: May 9, 2014	/s/ James F. McCann
James F. McCann
Chief Executive Officer and Chairman of the Board of Directors

Date: May 9, 2014	/s/ William E. Shea
William E. Shea
Senior Vice President and Chief Financial Officer