Form 10-K
period 2014-06-29
1 800 FLOWERS COM INC
filed 2014-09-12
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 29, 2013, was approximately $108,444,000.  The registrant has no non-voting common stock.

 27,103,837

(Number of shares of class A common stock outstanding as of September 5, 2014)

36,845,465

(Number of shares of class B common stock outstanding as of September 5, 2014)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

 FORM 10-K

For the fiscal year ended June 29, 2014

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee. 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Top 500 Guide” for 2014. Of Internet Retailer’s “2013 Top 100 E-Retailers,” 1-800-FLOWERS.COM was named one of 12 e-retailers that LightningBuy mobile analysts deemed “exceptional user interface for consumers using guest checkout.” 1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards. 1-800-FLOWERS.COM is rated EXCELLENT by StellaService which represents a general high quality of service for its customer service performance.

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com®  (www.1800baskets.com); incredible, carved fresh fruit arrangements from FruitBouquets.comsm (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com® (www.finestationery.com). The Company’s Celebrations® brand (www.celebrations.com) is a source for creative party ideas, must-read articles, online invitations and ecards, all created to help people celebrate holidays and the everyday.

On August 30, 2014, the Company entered into a definitive agreement to acquire Harry & David Holdings, Inc (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The anticipated transaction, at a purchase price of $142.5 million, includes the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 47 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $380 million in its fiscal 2013. 1-800-FLOWERS.COM, Inc. has secured committed funding for the acquisition from JP Morgan Chase and Wells Fargo Bank. The acquisition is expected to close in October 2014, subject to the satisfaction of customary closing conditions, including regulatory approval. Unless otherwise specified, the information contained in this Annual Report on Form 10-K excludes Harry & David.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012, and the results of the e-commerce and procurement business of Winetasting Network as discontinued operations for all periods presented.

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

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, and fruit bouquet arrangements. This extension of gift offerings helps our customers in all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. As referenced later, the Company is launching its new consolidated customer database and multi-brand website which should benefit all brands by further enhancing the Company’s position as the leading, one-stop destination for all of our customers’ gifting and celebratory needs.

The Company believes its brands are characterized by:

●

Convenience. All of the Company’s product offerings can be purchased either via the web and wireless devices, or via the Company’s toll-free telephone numbers, 24 hours a day, seven days a week, for those customers who prefer a personal gift advisor to assist them. The Company offers a variety of delivery options, including same-day or next-day service throughout the world.

●

Quality. High-quality products are critical to the Company’s continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.

●

Delivery Capability. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company’s fulfillment capability is an innovative “hybrid” model which combines BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchised stores), with its manufacturing and distribution centers located in Florida, Illinois, Nevada, New York and Ohio, and third-party vendors who ship directly to the Company’s customers.

●

Selection. Over the course of a year, the Company offers more than 9,600 varieties of fresh-cut flowers, floral and fruit arrangements and plants, and more than 4,400 SKUs of gifts, gourmet foods and gift baskets, cookies and chocolates.

●

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

As part of the Company’s continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, where appropriate, the Company intends to expand the breadth of the 1-800-Flowers.com brand. The Company intends to accomplish this through organic growth, and where appropriate, through acquisition of complementary businesses. A summary of the Company’s more significant brands and/or businesses follows:

CONSUMER FLORAL SEGMENT
Direct-to-consumer provider of fresh flowers, plants, fruit and gift basket products, balloons, candles and plush stuffed animals
Direct-to-consumer provider of carved fresh fruit arrangements
Direct-to-consumer provider of floral and gift related products sold and delivered throughout Europe, acquired in December 2013
Online invitation and event planner, acquired in May 2013
Franchisor and operator of retail flower shops, acquired in August 2011
E-commerce retailer of personalized stationery, invitations and announcements, acquired in May 2011

BLOOMNET WIRESERVICE SEGMENT
Provider of products and services to the professional florist
Wholesale merchandiser and marketer of floral industry products, acquired in July 2008

GOURMET FOOD & GIFT BASKETS SEGMENT
Manufacturer of giftable premium popcorn and specialty treats, acquired in May 2002

Manufacturer and direct retailer of premium chocolates and confections, acquired in May 2006
Baker of premium cookies and related baked gifts, acquired in March 2005. Includes Mrs. Beasley’s, a baker of cakes, muffins and gourmet gift baskets, acquired in March 2011
E-commerce retailer of gift baskets and towers.
Designer, assembler and distributor of wholesale gift baskets, gourmet food towers and gift sets, acquired in April 2008

As a complement to the Company’s own brands and product lines, the Company has formed strategic relationships with brands such as Lenox®, Waterford®, Crabtree & Evelyn®, Yankee Candle®, Junior’s® Cheesecakes, Norman Love®, Starbucks® and Swarovski®. The Company also continues to develop signature products in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, trends in the housing market and availability of consumer credit. During the recent economic downturn, the demand for our products, and accordingly our financial results, compared to pre-recessionary levels, has been adversely affected by the reduction in consumer spending.

Fiscal 2014 was a challenging year for the Company. While the Company made significant strides to improve the operating results of its Gourmet Food & Gift Baskets segment, and continued to grow both the revenues and contribution margin of BloomNet, these gains were largely offset by the year-over-year decline within the Consumer Floral segment. Subsequent to fiscal 2010, as a result of operating expense reductions, productivity improvements, and marketing efficiency and merchandising innovations, which drove cost effective revenue growth, EBITDA steadily climbed through fiscal 2013. In fiscal 2014, EBITDA declined for the first time since fiscal 2010, the low point of the recession for the Company.

During fiscal 2014, as the Company recognized some improvement in the economy, it moved forward with plans to increase marketing spend to spur demand. Although the Company was able to increase revenue from $735.5 million in fiscal 2013 to $756.3 million in fiscal 2014, generating revenue growth across all of its segments, as a result of the negative effects of the severe weather across much of the country during the Company’s fiscal 3rd quarter, culminating with the Valentine’s Day blizzard, combined with competitive pricing pressures and lackluster consumer demand, the increase in revenue was insufficient to support the incremental operating spend.

Recognizing the need to balance the Company's short and long-term operating and financial objectives, the primary objectives during fiscal 2015 is to return the Consumer Floral segment to profitable growth, as well as build on the revenue and earnings momentum generated within the BloomNet and Gourmet Food & Gift Baskets segments. Tempered by the current economic climate, during fiscal 2015, the Company expects to grow EBITDA and EPS at rates in excess of its revenue growth, reflecting anticipated improvements in gross profit margin and operating leverage. These expectations exclude the impact of the planned acquisition of Harry & David Holdings, Inc., which is not scheduled to close until October 2014.

For fiscal 2015, the Company has planned a number of initiatives that will enable it to drive enhanced top and bottom-line growth, including:

●	launching the new consolidated customer database and multi-brand website which should benefit all brands by further enhancing the Company’s position as the leading, one-stop destination for all of our customers’ gifting and celebratory needs;
●	growing the Fruitbouquets.com business, building momentum toward national coverage;
●	stabilizing the Consumer Floral operations, minimizing operational risk in order to return the segment to EBITDA growth;
●	growing BloomNet’s market position through its innovative products, services and technology offerings that continue to outpace the competition,
●	expand production capacity at Cheryl’s to build on what is already strong growth and customer loyalty, and

●	reinvigorate the Fannie May brand, where the new management team is now turning their focus to driving accelerated revenue growth.

The Company believes that these initiatives and its continued focus on the following core values will drive long-term profitable growth:

●

Know and Take Care of Our Customer – by providing the right products and the best services with consistent, excellent quality and value to help them express themselves and deliver smiles. 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee. 1-800-FLOWERS.COM is rated “EXCELLENT” by StellaService.

●

Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2010, the Company completed the sale of its non-strategic Home and Children’s Gifts business and used the proceeds to further pay down term debt, strengthening its balance sheet and revising its bank credit facility to provide additional flexibility; in the fourth quarter of fiscal 2013, the Company paid off all of its long-term debt and closed on a new, cost efficient bank credit facility; and in the second quarter of fiscal 2014, the Company completed the sale of the Winetasting Network.

●

Continue to Innovate and Invest for the Future – by investing in technology and new growth opportunities 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Top 500 Guide” for 2014. Of Internet Retailer’s “2013 Top 100 E-Retailers,” 1-800-FLOWERS.COM was named one of 12 e-retailers that LightningBuy mobile analysts deemed “exceptional user interface for consumers using guest checkout.” 1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards.

Faced with a still challenging economic climate, these strategic investments, coupled with improved manufacturing and labor efficiency plans and more targeted and efficient advertising spend, will not only generate revenue growth and consumer loyalty but position the Company to achieve its strategic, financial and operational objectives in the coming year, which in turn will build shareholder value.

Business Categories

The Company operates in the following three business segments: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service. The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, iFLorist, Flowerama, Celebrations, and FineStationery.com, while the Gourmet Food and Gift Baskets segment includes the operations of Fannie May Confections Brands, Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, Stockyards.com, DesignPac and 1-800-Baskets. The BloomNet Wire Service segment includes the operations of BloomNet, BloomNet Technologies, BloomNet Products and Napco.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. As a result, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012, and its e-commerce and procurement businesses as discontinued operations for all periods presented.

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

During fiscal 2014, approximately 2% of consolidated net revenue came from international sources, whereas in fiscal 2013 and 2012, virtually all of the Company’s revenues had been derived from domestic sources.

Flowers and Plants. The Company offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings and the Company’s new line of fruit arrangements under the brand Fruit Bouquets® (www.fruitbouquets.com), and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. The Popcorn Factory brand pops premium popcorn and specialty snack products, while Fannie May Confections Brands manufactures premium chocolate and candy under the Fannie May, Fannie Farmer, Harry London and various private label brand names. The 1-800-BASKETS.COM® brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. The Company also licenses the Stockyards name through which it sells premium meats. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

On August 30, 2014, the Company entered into a definitive agreement to acquire Harry & David Holdings, Inc. (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the under the Harry & David®, Wolferman’s® and Cushman’s® brands. The acquisition is expected to close in October 2014, subject to the satisfaction of customary closing conditions, including regulatory approval.

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

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company’s goal is to make its brands synonymous with thoughtful gifting and to help our customers “send smiles” everyday. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations and strategic Internet relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base.

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

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. It plans to encourage more frequent and extensive use of its branded websites, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Examples of these efforts include the Company’s social media community on Facebook, and Celebration’s series of books which enhance engagement through customer generated content. In addition, through customer panel research, the 1-800-Flowers.com brand recently introduced a number of new signature products designed to increase everyday purchases, including the successful introduction of the “a DOG-able™” collection, a variety of dog-shaped floral arrangements, and the “Cupcake in Bloom™”, a cupcake shaped arrangement of fresh carnations through the 1-800-Flowers brand, which builds upon the successful “Birthday Cake” and “Happy Hour” collections.

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Strategic Online Relationships. The Company promotes its products through strategic relationships with leading Internet portals, search engines, and mobile and online networks. The Company’s online relationships include, among others, social media sites such as Facebook, Instagram, Twitter, and Pinterest, as well as Google, AOL, Yahoo!, and Microsoft.

Affiliate and Co-Marketing Promotions. In addition to securing alliances with frequently visited websites, the Company has developed an affiliate network that includes thousands of websites operated by third parties. Affiliate participation may be terminated by them or by the Company at any time. These websites earn commissions on purchases made by customers referred from their sites to the Company’s website. In order to expand the reach of its marketing programs and stretch its marketing dollars, the Company has established a number of co-marketing relationships and promotions to advertise its products.

E-mails. The Company is able to capitalize on its customer database by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages.

Direct Mail and Catalogs. The Company uses its direct mail promotions and catalogs to increase the number of new customers and to increase purchase frequency of its existing customers. Through the use of catalogs, the Company can utilize its extensive customer database to effectively cross-promote its products. In addition to providing a direct sale mechanism, these catalogs drive on-line sales and will attract additional customers to the Company’s websites.

Off-line Media. The Company utilizes off-line media, including television, radio and print to market its brands and products. Off-line media allows the Company to reach a large number of customers and to target particular market segments.

The Company’s Websites

The Company offers floral, fruit, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its multi-branded 1-800-FLOWERS.COM (www.1800flowers.com) website. The Company’s customers can access all of its family of brands through “tabs” on this URL, with full multi-brand functionality expected to be launched during fiscal 2015. Customers can come to the Company’s websites directly or be linked by one of the Company’s portal providers, search engine, or affiliate relationships. These include AOL, Yahoo!, Microsoft and Google, as well as thousands of online affiliate program members and social media sites such as Facebook. The Company also offers premium chocolates and confections from Fannie May Fine Chocolates (www.fanniemay.com and www.harrylondon.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl’s (www.cheryls.com), which can be accessed directly, or through the Company’s multi-branded website. The Company’s Fine Stationery.com site (www.finestationery.com) offers customers a vast array of unique, customizable invitations, announcements and greeting cards. A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s Universal Resource Locators (“URL’s”).

The Company’s websites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience. The Company’s websites offer customers detailed product information, complete with photographs, personalized shopping services, including search and order tracking, contests, sweepstakes, gift-giving suggestions and reminder programs, party tips and planning, and information about special events and offers. The Company has designed its websites to be fast, secure and easy to use and allows customers to order products with minimal effort.

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies and systems to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company’s online and telephonic orders are fed directly from the Company’s secure websites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company distribution center or, for florist fulfilled or drop-shipped items, selects a florist or other vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink®, the Company’s proprietary communication system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

The Company’s technology infrastructure, primarily consisting of the Company’s websites, transaction processing, manufacturing and warehouse management, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built full back-up and system redundancies into those components of its systems that have been identified as critical.

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

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members and third party gift vendors, the Company developed BloomLink®, a proprietary and secure internet-based communications system which is available to all BloomNet members and third-party gift vendors. The Company also has the ability to arrange for international delivery of floral products through independent wire services and through iFlorist.

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

In addition to its florist designed product, the Company offers its customers an alternative to florist designed products through its direct ship products fresh from the farm.

As of June 29, 2014, the Company operates one floral retail store in New York, and 8 floral retail stores in the mid-west. In addition, the Company has 196 floral franchised stores, located within the United States.

Gourmet Foods and Gift Baskets. In order to achieve improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations. The Company’s premium chocolates are manufactured and distributed from its 189,000 square foot production facility in Akron, Ohio, and the Company’s cookie and baked gifts are fulfilled from its 44,000 square foot baking facility in Westerville, OH, and from its 176,000 square foot freezer and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company’s 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, through its 249,000 square foot distribution center located in Melrose Park, IL. As of June 29, 2014, the Company operates 84 Fannie May/Harry London and 9 Cheryl’s retail stores. In addition, Fannie May has 5 franchised stores, primarily located within the United States. (In June 2014, the Company terminated its franchise agreement with GB Chocolates and acquired 16 stores GB had been operating under the agreement. As such, in fiscal 2015, retail store sales growth will replace franchise revenues.)

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

Accordingly, a disproportionate amount of operating cash flows are generated in the Company’s fiscal second and fourth quarters. In preparation for the Company’s second quarter holiday season, the Company significantly increases its inventories, and therefore, corresponding cash requirements, which traditionally have been financed by cash flows from operations and bank lines of credit, which are highest during the latter part of the Company’s fiscal first quarter, peaking within its second fiscal quarter. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company’s fiscal second quarter. Additionally, the variability in the timing of the Easter Holiday also impacts the Company’s comparative quarterly results. The Easter Holiday was in the Company’s fourth quarter during fiscal 2014, but was in the third quarter during fiscal 2013, and it will fall in the fourth quarter during fiscal 2015. The seasonality of the Company’s operations will be further impacted by the planned acquisition of Harry & David.

Competition

The growing popularity and convenience of e-commerce has continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a website, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Certain mass merchants have expanded their offerings to include competing products and may continue to do so in the future. These mass merchants, as well as other potential competitors, may be able to:

●	undertake more extensive marketing campaigns for their brands and services;
●	adopt more aggressive pricing policies; and
●	make more attractive offers to potential employees, distributors and retailers.

In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are various providers of floral products, none of which is dominant in the industry. The Company’s competitors include:

●	retail floral shops, some of which maintain toll-free telephone numbers and websites;
●	online floral retailers, as well as retailers offering substitute gift products;
●	catalog companies that offer floral products;
●	floral telemarketers and wire services; and
●	supermarkets, mass merchants and specialty retailers with floral departments.

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

The Company believes the strength of its brands, product selection, customer relationships, technology infrastructure and fulfillment capabilities position it to compete effectively against its current and potential competitors in each of its product categories. However, increased competition could result in:

●	price reductions, decreased revenues and lower profit margins;
●	loss of market share; and
●	increased marketing expenditures.

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

Government Regulation and Legal Uncertainties

The Internet continues to evolve and there are laws and regulations directly applicable to e-commerce. Legislatures are also considering an increasing number of laws and regulations pertaining to the Internet, including laws and regulations addressing:

●	user privacy;
●	pricing;
●	content;
●	connectivity;
●	intellectual property;
●	distribution;
●	taxation;
●	liabilities;
●	antitrust; and
●	characteristics and quality of products and services.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFoods.com”, “The Popcorn Factory”, “TheGift.com”, “Cheryl’s”, “Mrs. Beasley’s”, “Celebrations”, “Flowerama”, “FineStationery.com”, “DesignPac”, “Napco”, “Fannie May” and “Harry London”. The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfoods.com, www.stockyards.com, www.finestationery.com, www.cheryls.com, www.fanniemay.com, www.harrylondon.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.mybloomnet.net, www.napcoimports.com, pingg.com, and www.iflorist.co.uk. In addition, the Company has developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of June 29, 2014, the Company had a total of 2,034 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

Item 1A. Risk Factors

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Our disclosures and analysis in this Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other statements we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; the effectiveness of our marketing programs; the performance of our existing products and services; our ability to attract and retain customers and expand our customer base; our ability to enter into or renew online marketing agreements; our ability to respond to competitive pressures; expenses, including shipping costs and the costs of marketing our current and future products and services; the outcome of contingencies, including legal proceedings in the normal course of business; and our ability to integrate acquisitions.

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

The financial and credit markets have been and continue to experience unprecedented disruption, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During the past few years, the volatility and disruption in the financial markets have reached unprecedented levels. This financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2015.

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

The Company’s quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company’s future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

●	seasonality;
●	the retail economy;
●	the timing and effectiveness of marketing programs;
●	the timing of the introduction of new products and services;
●	the Company’s ability to find and maintain reliable sources for certain of its products;
●	the timing and effectiveness of capital expenditures;
●	the Company’s ability to enter into or renew online marketing agreements; and
●	competition.

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

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of the Company’s business. Although the Company expects a significant portion of its online customers will continue to come directly to its website, it will also rely on third party websites, search engines and affiliates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company’s online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

If the Company fails to continuously improve its website, it may not attract or retain customers. If potential or existing customers do not find the Company’s website a convenient place to shop, the Company may not attract or retain customers and its sales may suffer. To encourage the use of the Company’s website, it must continuously improve its accessibility, content and ease of use. Customer traffic and the Company’s business would be adversely affected if competitors' websites are perceived as easier to use or better able to satisfy customer needs.

Competition in the floral, plant, gift basket, gourmet food, and specialty gift industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company’s competitors include:

●	retail floral shops, some of which maintain toll-free telephone numbers, and websites;
●	online floral retailers;
●	catalog companies that offer floral products;
●	floral telemarketers and wire services; and
●	supermarkets, mass merchants and specialty gift retailers with floral departments.

Similarly, the plant, gift basket, gourmet food, cookie, candy and specialty gift categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

Competition is intense and the Company expects it to increase. Increased competition could result in:

●	price reductions, decreased revenue and lower profit margins;
●	loss of market share; and
●	increased marketing expenditures.

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

Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and the Company expects that this will continue in the future. The availability and price of flowers could be affected by a number of factors affecting these regions, including:

●	import duties and quotas;
●	agricultural limitations and restrictions to manage pests and disease;
●	changes in trading status;
●	economic uncertainties and currency fluctuations;
●	severe weather;
●	work stoppages;
●	foreign government regulations and political unrest; and
●	trade restrictions, including United States retaliation against foreign trade practices.

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

Computer system disruption and cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business. We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, customers and retail operations, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. The possibility of a cyber-attack on any one or all of these systems is always a serious threat and consumer awareness and sensitivity to privacy breaches and cyber security threats is at an all-time high.

As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.

The Company’s business could be injured by significant credit card, debit card and gift card fraud. Customers typically pay for their on-line or telephone orders with debit or credit cards as well as a portion of their orders using gift cards. The Company’s revenues and gross margins could decrease if it experienced significant credit card, debit card and gift card fraud. Failure to adequately detect and avoid fraudulent credit card, debit card and gift card transactions could cause the Company to lose its ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, widespread credit card, debit card and gift card fraud may lessen the Company’s customers’ willingness to purchase products through the Company’s websites or toll-free telephone numbers. For this reason, such failure could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company’s brand. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its website and in its toll-free customer service centers. The Company’s operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company’s systems have in the past, and may in the future, experience:

●	system interruptions;
●	long response times; and
●	degradation in service.

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

Many governmental regulations may impact the Internet, which could affect the Company’s ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet or the Company’s website. The Company expects there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for the Company’s products, increase its costs or otherwise adversely affect its business.

Regulations imposed by the Federal Trade Commission may adversely affect the growth of the Company’s Internet business or its marketing efforts. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. These regulations may include requirements that the Company establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by the Company. These regulations may also include enforcement and redress provisions. Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet. One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above. The Company may become a party to a similar investigation, or the Federal Trade Commission's regulatory and enforcement efforts, or those of other governmental bodies, may adversely affect its ability to collect demographic and personal information from users, which could adversely affect its marketing efforts.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 29, 2014 that remain unresolved.

Item 2.     PROPERTIES

The table below lists the Company’s properties at June 29, 2014:

Location	Type	Principal Use	Square Footage	Ownership
Wilmington, DE	Office and warehouse	Distribution, administrative and customer service	9,900	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	249,000	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Carle Place, NY	Office	Headquarters and customer service	92,000	leased
New York, NY	Office	Administrative	3,700	leased
Cedar Falls, IA	Office	Administrative	3,300	leased
Akron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	189,000	leased
Maple Heights, OH	Warehouse	Distribution	341,800	leased
Miami, FL	Office	Administrative	900	leased
Obetz, OH	Warehouse	Distribution	176,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	44,000	owned
Burnley, UK	Office	Administrative	6,000	leased

In addition to the above properties, the Company leases approximately 173,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 5 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 Plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Court has not yet ruled on this new motion. The Company has filed its answer to the complaint on May 12, 2014.

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

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 12, 2014:

Name	Age	Position with the Company
James F. McCann	63	Chairman of the Board and Chief Executive Officer
Christopher G. McCann	53	Director and President
Arnie Leap	46	Chief Information Officer
Gerard M. Gallagher	61	Senior Vice President, General Counsel, and Corporate Secretary
Mark L. Nance	64	President, BloomNet
William E. Shea	55	Senior Vice President, Treasurer and Chief Financial Officer
David Taiclet	51	President of Gourmet Foods and Gift Baskets
Thomas Hartnett	51	President, Consumer Floral

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

Arnie Leap has been the Company’s Chief Information Officer since November 2013. Mr. Leap served as the Executive Vice President and Chief Technology Officer for Direct Insite Corp. from November 2000 until joining the Company.   Mr. Leap served in various positions with Direct Insite, including the Executive Vice President Channel Sales and Executive Vice President Sales and Marketing.  Mr. Leap's background includes senior management positions with over 20 years experience in the technology sector.

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

William E. Shea has been the Company’s Senior Vice President, Treasurer and Chief Financial Officer since September 2000. Before holding his current position, Mr. Shea was Vice President of Finance and Corporate Controller after joining the Company in April 1996. From 1980 until joining the Company, Mr. Shea was a certified public accountant with Ernst & Young LLP.

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

Thomas Harnett has been the Company’s President of Consumer Floral since October 2013. Previously, he was the Company's SVP and CFO of the Consumer Floral Brand since April 2010. Mr. Harnett had previously served as the Company's SVP and COO of the Consumer Floral Brand from June 2006 through April 2010. Prior to this role, Mr. Hartnett was Senior Vice President of Retail and Fulfillment from September 2000. Before holding these positions, Mr. Hartnett held various positions within the Company since joining in 1991, including Controller, Director of Store Operations, Vice President of Retail Operations and Vice President of Strategic Development. Prior to joining the Company, Mr. Hartnett was a certified public accountant with Ernst & Young LLP.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended June 29, 2014 and June 30, 2013.

	High	Low
Year ended June 29, 2014
July 1, 2013 – September 29, 2013	$7.17	$5.15
September 30, 2013 – December 29, 2013	$5.75	$4.53
December 30, 2013 – March 30, 2014	$5.88	$4.65
March 31, 2014 – June 29, 2014	$5.95	$4.97

Year ended June 30, 2013
July 2, 2012 – September 30, 2012	$4.12	$3.13
October 1, 2012 – December 30, 2012	$3.93	$2.77
December 31, 2012 – March 31, 2013	$5.12	$3.45
April 1, 2013 – June 30, 2013	$6.60	$4.75

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

Holders

As of August 29, 2014, there were approximately 263 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of August 29, 2014, there were approximately 15 stockholders of record of the Company’s Class B common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock.  Although the Company has no current intent to do so, the Company may choose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. The Company repurchased a total of $8.3 million (1,561,206 shares), $9.6 million (2,490,065 shares) and $3.3 million (1,133,913 shares) during the fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively, under this program. As of June 29, 2014, $10.6 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended June 29, 2014, which includes the period July 1, 2013 through June 29, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

07/01/13 – 07/28/13	10.0	$5.97	10.0	$18,889
07/29/13 – 08/25/13	0.5	$5.99	0.5	$18,886
08/26/13 – 09/29/13	301.4	$5.38	301.4	$17,253
09/30/13 – 10/27/13	393.6	$5.43	393.6	$15,111
10/28/13 – 11/24/13	420.7	$5.11	420.6	$12,959
11/25/13 – 12/29/13	106.2	$5.04	106.2	$12,419
12/30/13 – 01/26/14	82.7	$5.16	82.7	$11,989
01/27/14 – 02/23/14	38.3	$5.01	38.3	$11,797
02/24/14 – 03/30/14	48.5	$5.55	48.5	$11,526
03/31/14 – 04/27/14	93.1	$5.58	93.1	$11,005
04/28/14 – 05/25/14	19.4	$5.54	19.4	$10,899
05/26/14 – 06/29/14	46.9	$5.56	46.9	$10,632

Total	1,561.2	$5.31	1,561.2

(1) Average price per share excludes commissions and other transaction fees.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended June 29, 2014, June 30, 2013, and July 1, 2012 and the consolidated balance sheet data as of June 29, 2014 and June 30, 2013, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended July 3, 2011 and June 27, 2010, and the selected consolidated balance sheet data as of July 1, 2012, July 3, 2011 and June 27, 2010, are derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of operations and balance sheet data. The Company acquired 16 franchised stores from GB Chocolates on June 27, 2014, iFlorist in December 2013, Pingg Corp in May 2013, Flowerama in August 2011, Fine Stationery, Inc. in May 2011 and Mrs. Beasley’s Bakery LLC in March 2011. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. As a result, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012, 2011 and 2010, and the results of the e-commerce and procurement businesses as discontinued operations for all periods presented. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010
Consolidated Statement of Operations Data:	(in thousands, except per share data)

Net revenues	$756,345	$735,497	$707,517	$661,389	$644,913
Cost of revenues	440,672	430,305	414,940	386,296	383,981
Gross profit	315,673	305,192	292,577	275,093	260,932
Operating expenses:
Marketing and sales	194,847	186,720	181,199	171,960	169,396
Technology and development	22,518	21,700	20,426	20,109	17,581
General and administrative	54,754	52,188	51,474	48,701	48,468
Depreciation and amortization	19,848	18,798	19,540	20,237	20,257
Total operating expenses	291,967	279,406	272,639	261,007	255,702
Gain on sale of stores	-	-	3,789	-	-
Operating income	23,706	25,786	23,727	14,086	5,230
Interest expense and other, net	(1,357)	(991)	(2,635)	(3,993)	(5,548)
Income (loss) from continuing operations before income taxes	22,349	24,795	21,092	10,093	(318)
Income tax expense from continuing operations	8,403	9,073	7,771	3,903	465
Income (loss) from continuing operations	13,946	15,722	13,321	6,190	(783)
Income (loss) from discontinued operations, net of tax	729	(3,401)	4,325	(468)	(3,437)
Net income (loss)	14,675	12,321	17,646	5,722	$(4,220)
Less: Net loss attributable to noncontrolling interest	(697)	-	-	-	-
Net income attributable to 1-800-FLOWERS.COM, Inc.	$15,372	$12,321	$17,646	$5,722	$(4,220)

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.23	$0.24	$0.21	$0.10	$(0.01)
From discontinued operations	$0.01	(0.05)	0.07	(0.01)	(0.05)
Basic net income per common share	$0.24	$0.19	$0.27	$0.09	$(0.07)

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.22	$0.24	$0.20	$0.10	$(0.01)
From discontinued operations	$0.01	(0.05)	0.07	(0.01)	(0.05)
Diluted net income per common share	$0.23	$0.19	$0.27	$0.09	$(0.07)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,035	64,369	64,697	64,001	63,635
Diluted	66,460	66,792	66,239	65,153	63,635

	As of
	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010
			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,203	$154	$28,854	$21,442	$27,843
Working capital	17,511	16,886	29,721	17,303	22,963
Total assets	267,569	250,073	262,213	259,075	256,936
Long-term liabilities	7,144	5,039	17,080	32,242	48,745
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	183,199	169,271	161,748	142,511	133,476

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

Description of Business

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 35 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee. 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Top 500 Guide” for 2014. Of Internet Retailer’s “2013 Top 100 E-Retailers,” 1-800-FLOWERS.COM was named one of 12 e-retailers that LightningBuy mobile analysts deemed “exceptional user interface for consumers using guest checkout.” 1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards. 1-800-FLOWERS.COM is rated EXCELLENT by StellaService which represents a general high quality of service for its customer service performance.

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from: The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com®  (www.1800baskets.com); incredible, carved fresh fruit arrangements from FruitBouquets.comsm (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com® (www.finestationery.com). The Company’s Celebrations® brand (www.celebrations.com) is a source for creative party ideas, must-read articles, online invitations and ecards, all created to help people celebrate holidays and the everyday.

On August 30, 2014, the Company entered into a definitive agreement to acquire Harry & David Holdings, Inc (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The anticipated transaction, at a purchase price of $142.5 million, includes the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 47 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $380 million in its fiscal 2013. 1-800-FLOWERS.COM, Inc. has secured committed funding for the acquisition from JP Morgan Chase and Wells Fargo Bank. The acquisition is expected to close in October 2014, subject to the satisfaction of customary closing conditions, including regulatory approval. Unless otherwise specified, the information contained in the Annual Report of Form 10-K excludes Harry & David.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012, and the results of the e-commerce and procurement business of Winetasting Network as discontinued operations for all periods presented.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which is influenced by macro economic issues such as unemployment, fuel and energy costs, trends in the housing market and availability of consumer credit. During the recent economic downturn, the demand for our products, and accordingly our financial results, compared to pre-recessionary levels, has been adversely affected by the reduction in consumer spending.

Fiscal 2014 was a challenging year for the Company. While the Company made significant strides to improve the operating results of its Gourmet Food & Gift Baskets segment, and continued to grow both the revenues and contribution margin of BloomNet, these gains were largely offset by the year-over-year decline within the Consumer Floral segment. Subsequent to fiscal 2010, as a result of operating expense reductions, productivity improvements, and marketing efficiency and merchandising innovations, which drove cost effective revenue growth, EBITDA steadily climbed through fiscal 2013. In fiscal 2014, EBITDA declined for the first time since fiscal 2010, the low point of the recession for the Company.

During fiscal 2014, as the Company recognized some improvement in the economy, it moved forward with plans to increase marketing spend to spur demand. Although the Company was able to increase revenue from $735.5 million in fiscal 2013 to $756.3 million in fiscal 2014, generating revenue growth across all of its segments, as a result of the negative effects of the severe weather across much of the country during the Company’s fiscal 3rd quarter, culminating with the Valentine’s Day blizzard, combined with competitive pricing pressures and lackluster consumer demand, the increase in revenue was insufficient to support the incremental operating spend.

Recognizing the need to balance the Company's short and long-term operating and financial objectives, the primary objectives during fiscal 2015 is to return the Consumer Floral segment to profitable growth, as well as build on the revenue and earnings momentum generated within the BloomNet and Gourmet Food & Gift Baskets segments. Tempered by the current economic climate, during fiscal 2015, the Company expects to grow EBITDA and EPS at rates in excess of its revenue growth, reflecting anticipated improvements in gross profit margin and operating leverage. These expectations exclude the impact of the planned acquisition of Harry & David Holdings, Inc., which is not scheduled to close until October 2014.

For fiscal 2015, the Company has planned a number of initiatives that will enable it to drive enhanced top and bottom-line growth, including:

●	launching the new consolidated customer database and multi-brand website which should benefit all brands by further enhancing the Company’s position as the leading, one-stop destination for all of our customers’ gifting and celebratory needs;
●	growing the Fruitbouquets.com business, building momentum toward national coverage;
●	stabilizing the Consumer Floral operations, minimizing operational risk in order to return the segment to EBITDA growth;
●	growing BloomNet’s market position through its innovative products, services and technology offerings that continue to outpace the competition,
●	expand production capacity at Cheryl’s to build on what is already strong growth and customer loyalty, and
●	reinvigorate the Fannie May brand, where the new management team is now turning their focus to driving accelerated revenue growth.

The Company believes that these initiatives and its continued focus on the following core values will drive long-term profitable growth:

●

Know and Take Care of Our Customer – by providing the right products and the best services with consistent, excellent quality and value to help them express themselves and deliver smiles. 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee. 1-800-FLOWERS.COM is rated “EXCELLENT” by StellaService.

●

Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2010, the Company completed the sale of its non-strategic Home and Children’s Gifts business and used the proceeds to further pay down term debt, strengthening its balance sheet and revising its bank credit facility to provide additional flexibility; in the fourth quarter of fiscal 2013, the Company paid off all of its long-term debt and closed on a new, cost efficient bank credit facility; and in the second quarter of fiscal 2014, the Company completed the sale of the Winetasting Network.

●

Continue to Innovate and Invest for the Future – by investing in technology and new growth opportunities 1-800-FLOWERS.COM has been honored in Internet Retailer’s “Top 500 Guide” for 2014. Of Internet Retailer’s “2013 Top 100 E-Retailers,” 1-800-FLOWERS.COM was named one of 12 e-retailers that LightningBuy mobile analysts deemed “exceptional user interface for consumers using guest checkout.” 1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards.

Faced with a still challenging economic climate, these strategic investments, coupled with improved manufacturing and labor efficiency plans and more targeted and efficient advertising spend, will not only generate revenue growth and consumer loyalty but position the Company to achieve its strategic, financial and operational objectives in the coming year, which in turn will build shareholder value.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company’s wine fulfillment services business, as well as its e-commerce and procurement businesses of The Winetasting Network, which had previously been included within its Gourmet Foods & Gift Baskets category, have been classified as discontinued operations and therefore excluded from category information below.

	Years Ended
Net Revenues from Continuing Operations:	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
		(dollars in thousands)

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$421,336	2.4%	$411,526	3.4%	$398,184
BloomNet Wire Service	84,199	2.9%	81,822	(0.9%)	82,582
Gourmet Food & Gift Baskets	251,990	3.6%	243,225	6.7%	228,002
Corporate	797	1.0%	789	2.1%	773
Intercompany eliminations	(1,977)	(6.0%)	(1,865)	7.9%	(2,024)
Total net revenues from continuing operations	$756,345	2.8%	$735,497	4.0%	$707,517

	Years Ended
Gross Profit from Continuing Operations:	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
		(dollars in thousands)

Gross profit:

1-800-Flowers.com Consumer Floral	$164,792	0.7%	$163,726	5.7%	$154,892
	39.1%		39.8%		38.9%

BloomNet Wire Service	44,900	7.7%	41,674	7.6%	38,737
	53.3%		50.9%		46.9%

Gourmet Food & Gift Baskets	105,092	6.3%	98,839	0.5%	98,382
	41.7%		40.6%		43.1%

Corporate	889	(6.7%)	953	68.4%	566

Intercompany eliminations	-		-		-
Total gross profit from continuing operations	$315,673	3.4%	$305,192	4.3%	$292,577
	41.7%		41.5%		41.4%

	Years Ended
Adjusted EBITDA from continuing operations, excluding stock-based compensation:	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
		(dollars in thousands)
Category Contribution Margin (**)
1-800-Flowers.com Consumer Floral	$40,252	(14.7%)	$47,193	20.6%	$39,147
BloomNet Wire Service	26,715	4.3%	25,611	14.6%	22,339
Gourmet Food & Gift Baskets (***)	27,122	33.3%	20,345	(32.6%)	30,193
Segment Contribution Margin Subtotal	94,089	1.0%	93,149	1.6%	91,679
Corporate (*)	(50,535)	(4.1%)	(48,565)	(0.3%)	(48,412)
EBITDA from continuing operations	43,554	(2.3%)	44,584	3.0%	43,267
Add: Stock-based compensation	4,664	8.9%	4,283	(11.7%)	4,850
EBITDA from continuing operations, excluding stock-based compensation	48,218	(1.3%)	48,867	1.6%	48,117
Adjusted for:
Gain on sale of stores (***)	-	-	-	-	(3,789)
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$48,218	(1.3%)	$48,867	10.2%	$44,328

	Years Ended
Reconciliation of income from continuing operations to income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	June 29, 2014	June 30, 2013	July 1, 2012

Income from continuing operations	$13,946	$15,722	$13,321
Less: Net loss attributable to noncontrolling interest	(697)	-	-
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$14,643	$15,722	$13,321

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.23	$0.24	$0.21
Diluted	$0.22	$0.24	$0.20

	Years Ended
Discontinued operations:	June 29, 2014	June 30, 2013	July 1, 2012
		(dollars in thousands)

Net revenues from discontinued operations	$1,669	$5,154	$10,743
Gross profit from discontinued operations	$429	$149	$1,787
EBITDA from discontinued operations	$(868)	$(2,769)	$(672)

Due to certain one-time items, the following Non-GAAP reconciliation table has been included within MD&A.

	June 29, 2014	June 30, 2013	July 1, 2012
Reconciliation of Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc. to adjusted EBITDA from continuing operations, excluding stock-based compensation (**):
Income from continuing operations attributable to 1-800-Flowers.com, Inc.	$14,643	$15,722	$13,321
Add:
Interest expense and other, net	1,357	991	2,635
Depreciation and amortization	19,848	18,798	19,540
Income tax expense	8,403	9,073	7,771
Less:
Net loss attributable to noncontrolling interest	697	-	-
EBITDA from continuing operations	$43,554	44,584	43,267
Add: Stock-based compensation	4,664	4,283	4,850
EBITDA from continuing operations, excluding stock-based compensation	$48,218	$48,867	48,117
Less: Gain on sale of stores (***)	-	-	3,789
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$48,218	$48,867	$44,328

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

(***)	Gourmet Food & Gift Baskets segment contribution margin during the fiscal year ended July 1, 2012, includes a $3.8 million gain ($2.4 million, net of tax) on the sale of 17 Fannie May retail stores.

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2014, 2013 and 2012 consisted of 52 weeks which ended on June 29, 2014, June 30, 2013 and July 1, 2012, respectively.

Net Revenues

	Years Ended
	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
	(dollars in thousands)
Net revenues:
E-Commerce	$548,976	2.3%	$536,550	4.7%	$512,247
Other	207,369	4.2%	198,947	1.9%	195,270
	$756,345	2.8%	$735,497	4.0%	$707,517

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal year ended June 29, 2014, revenues increased by 2.8% in comparison to the prior year as a result of revenue growth across all business segments. This growth was driven by: i) a combination of new product initiatives and increased marketing efforts focusing on the Company’s “everyday” and “Just Because” campaigns, ii) incremental revenues generated by the Company’s acquisition of a majority interest in iFlorist on December 3, 2013, iii) continued improvements within the BloomNet segment as a result of additional market penetration, and iv) improvements within the Gourmet Food & Gift Baskets segment as a result of the continued rebound of DesignPac’s wholesale gift basket products, and solid ecommerce growth within Cheryl’s bakery gifts product line. These growth drivers were partially offset by: i) the impact of severe winter weather beginning in January, culminating with the winter storm that affected much of the country during the key Valentine holiday, ii) the calendar shift that resulted in six fewer shopping days between Thanksgiving and Christmas, and by, iii) the continuation of a difficult macro-economic climate, especially for the sellers of discretionary products. Adjusting for the pro-forma impact of the revenue associated with the acquisition of a majority interest of iFlorist, revenue increased approximately 1.8% during the year ended June 29, 2014.

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

E-commerce revenues (combined online and telephonic) increased by 2.3% during the year ended June 29, 2014 and 4.7% during the year ended June 30, 2013. Revenue growth was attributable to: i) improved merchandising programs (including the development of innovative and original products such as the expanded line of a-DOG-ables, Cheryl’s cookie cards and Fannie May Berries), designed to “wow” our customers’ gift recipients, ii) our “Just Because” and “Never Settle For Less” marketing campaigns, and iii) the impact of the acquisition of iFlorist in December 2013. During fiscal 2014, these efforts were partially offset by the severe weather which impacted all of the Company’s brands, especially during the 2014 Valentine holiday. The Company fulfilled approximately 9.1 million, 8.9 million and 8.2 million e-commerce orders during fiscal 2014, 2013 and 2012, respectively, while average order value was $60.09 in fiscal 2014 compared to $60.59 in fiscal 2013 and $62.26 in fiscal 2012.

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail sales channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments, increased by 4.2% and 1.9% during fiscal 2014 and fiscal 2013, respectively. The increased revenue in fiscal 2014 and 2013 was primarily due to growth in sales of DesignPac’s wholesale gift baskets, partially offset by declines in Fannie May wholesale volume as a result of prior years’ operational issues. Fiscal 2014 also benefitted from growth within the BloomNet WireService segment.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers and iFlorist brands, and derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues during the fiscal years ended June 29, 2014 and June 30, 2013 increased by 2.4% and 3.4% over the respective prior year periods, due to increased order volumes, driven by enhanced marketing and merchandising programs that encourage our customers to “wow” their gift recipients and “Never Settle For Less.” Excluding the impact of the acquisition of iFlorist in December 2013, fiscal 2014 revenue growth within the 1-800-Flowers.com Consumer Floral segment was 0.6%.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the fiscal year ended June 29, 2014 increased 2.9%, as a result of higher membership fees and transaction revenues, driven in part by pricing initiatives and increases in order volume from 1-800-Flowers.com and other BloomNet members, reflecting continued increases in market penetration for the Company’s expanded suite of products and services. Net revenues during the fiscal year ended June 30, 2013 decreased by 0.9%, compared to the prior year, as a result of a decline in lower margin shop-to-shop order volume and a decline in wholesale product sales, partially offset by growth in high margin services, including web marketing, directory advertising and the florist selection guide.

The Gourmet Food & Gift Baskets segment includes the operations of Cheryl’s (which includes Mrs. Beasley’s), Fannie May Confections, The Popcorn Factory, 1-800-Baskets/DesignPac, and Stockyards.com businesses. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through its e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations (see below), as well as wholesale operations. Net revenue during the fiscal year ended June 29, 2014 and June 30, 2013, increased by 3.6% and 6.7%, respectively, in comparison to the prior years. The growth for fiscal year ended June 29, 2014 was primarily due to Cheryl’s e-commerce growth and the continued rebound in DesignPac wholesale gift basket sales, partially offset by the impact of the severe weather during the year. Growth during the fiscal year ended June 30, 2013 was primarily due to e-commerce growth from Cheryl’s and The Popcorn Factory brands due to new product introductions, including items such as, “cookie bouquets” and “cookie cards”, and the recovery of DesignPac’s wholesale gift basket sales, which rebounded after several years of declines, partially offset by a decline in Fannie May wholesale volume.

For fiscal 2015, the Company expects to grow revenues across all three of its business segments with consolidated revenue growth for the year anticipated to be in the mid-single-digit range. In June 2014, the Company terminated its franchise agreement with GB Chocolates and acquired 16 Fannie May stores GB had been operating under the agreement (as such, in fiscal 2015, retail store sales growth will replace franchise revenues.)

Gross Profit

	Years Ended
	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
	(dollars in thousands)
Gross profit	$315,673	3.4%	$305,192	4.3%	$292,577
Gross margin %	41.7%		41.5%		41.4%

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

Gross profit increased 3.4% during the fiscal year ended June 29, 2014, in comparison to the prior year period, due to the aforementioned revenue growth, including the acquisition of a majority interest in iFlorist, combined with a 20 basis point expansion of gross margin percentage, primarily attributable to improvements within the Gourmet Food & Gift Basket and BloomNet WireService segments, partially offset by the impact of higher customer credits associated with the severe weather experienced during the Valentine holiday. Gross profit increased during the fiscal year ended June 30, 2013, in comparison to the prior year period, due to the aforementioned revenue growth, combined with gross margin expansion. The Company’s gross margin percentage increased 10 basis points as a result of improvements within the Consumer Floral segment, as well as BloomNet, partially related to sales mix, offset in part by an overall decrease in the gross margin percentage achieved by the Gourmet Food & Gift Baskets segment, resulting from operational difficulties experienced by the Fannie May brand.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 0.7% and 5.7% during the fiscal years ended June 29, 2014 and June 30, 2013, respectively, in comparison to the respective prior year periods, due to the higher revenue, as described above. During fiscal 2014, the Company experienced a decline in the gross margin percentage of 70 basis points as a result of lower margins associated with the newly acquired iFlorist business, as well as higher customer credits issued during the period due to the severe weather during the Valentine holiday. Excluding the impact of the iFlorist acquisition, gross margin percentage decreased 40 basis points. During fiscal 2013 the Company’s gross margin improved 90 basis points due to merchandising sourcing and logistics initiatives, combined with reductions in promotional activity.

The BloomNet Wire Service segment gross profit increased by 7.7% and 7.6% during the fiscal years ended June 29, 2014 and June 30, 2013, respectively. The gross profit increases are primarily the result of an increase in higher margin service offerings, including membership/transaction fees, web-marketing and directory advertising programs. The higher revenue growth and mix of these fees, in comparison to sales of lower margin product sales, such as vases, resulted in margin expansion from 46.9% in fiscal 2012 to 50.9% in fiscal 2013 and 53.3% in fiscal 2014.

The Gourmet Food & Gift Baskets segment gross profit increased by 6.3% during the fiscal year ended June 29, 2014, in comparison to the prior year, due to the aforementioned revenue increases, as well as through gross margin expansion of 110 basis points due to the operational improvements implemented at Fannie May, as well as manufacturing and production efficiencies, partially offset by promotional offers and customer service issues resulting from the inclement weather during the year. Gross profit increased by 0.5% during the fiscal year ended June 30, 2013, in comparison to the prior year, due to the above mentioned revenue increases, partially offset by a decrease in gross margin percentage of 250 basis points. This decrease in gross margin percentage was primarily attributable to production/distribution issues at Fannie May, combined with the impact of product mix which reflected an increase in lower margin DesignPac wholesale gift baskets, and a decrease in higher margin Fannie May retail volume due to the prior year sale of 17 Fannie May stores.

For fiscal 2015, the Company expects its gross margin percentage will improve in comparison to fiscal 2014 as a result of expected changes in sales mix, and additional improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Years Ended
	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
	(dollars in thousands)

Marketing and sales	$194,847	4.4%	$186,720	3.0%	$181,199
Percentage of sales	25.8%		25.4%		25.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

During the fiscal year ended June 29, 2014, marketing and sales expenses increased 4.4%, compared to the prior year, as a result of: (i) increased advertising programs implemented by the 1-800-Flowers.com brand in order to spur demand, (ii) the impact of the acquisition of iFlorist, and (iii) higher labor due to increase in service center costs in order to improve service levels and handle increased service calls caused by the severe weather during the year. Although this increase in advertising drove incremental volume, as a result of the severe winter weather, culminating with the Valentine blizzard, as well as lackluster consumer demand, marketing and sales expense, as a percentage of net revenues, increased from 25.4% in fiscal 2013 to 25.8% in fiscal 2014.

During the fiscal year ended June 30 2013, marketing and sales expense increased by 3.0%, compared to the prior year, as a result of: (i) higher advertising costs incurred by the 1-800-Flowers brand, which drove cost efficient revenue growth, and for the successful launch of Fannie May Berries, (ii) increased labor due to growth initiatives within the 1-800-Flowers brand, and incremental labor required to support the growth achieved by the DesignPac wholesale business. However, as a result of the Company’s continued focus on improving its merchandising programs, refocusing marketing messages, and enhancing the efficiency of advertising efforts, marketing and sales expense, as a percentage of net revenues, decreased from 25.6% in fiscal 2012 to 25.4% in fiscal 2013.

During the fiscal year ended June 29, 2014, the Company added approximately 2.4 million new e-commerce customers, compared to 2.3 million in fiscal 2013 and 2.0 million in fiscal 2012. Of the 4.9 million total customers who placed e-commerce orders during fiscal 2014, approximately 52% were repeat customers, (52% in fiscal 2013).

Technology and Development Expense

	Years Ended
	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
	(dollars in thousands)
Technology and development	$22,518	3.8%	$21,700	6.2%	$20,426
Percentage of sales	3.0%		3.0%		2.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

During the fiscal year ended June 29, 2014, technology and development expense increased by 3.8%, compared to the prior year, as a result of increased license/maintenance costs to support the Company’s IT infrastructure, as well as restructuring costs incurred to realign personnel to accommodate the launch of the Company’s new multi-branded portal during fiscal 2015.

During the fiscal year ended June 30, 2013, technology and development expense increased by 6.2%, compared to the prior year, as a result of increased labor costs required to support and implement new strategic architecture programs, including website and supply chain improvement initiatives.

During the fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012, the Company expended $36.6 million, $37.3 million and $32.7 million, respectively, on technology and development, of which $14.1 million, $15.6 million, and $12.3 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 29, 2014	% Change	June 30, 2013	% Change	July 1, 2012
	(dollars in thousands)
General and administrative	$54,754	4.9%	$52,188	1.4%	$51,474
Percentage of sales	7.2%		7.1%		7.3%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 4.9% and 1.4% during fiscal 2014 and fiscal 2013, compared to their respective prior years, as a result of increased health care costs and worker’s compensation claims, bad debt expense, and annual compensation rate increases, partially offset by decreases in performance based bonuses.

Depreciation and Amortization

	Years Ended
	June 29, 2014	% Change	June 30, 2013	% Change		July 1, 2012
	(dollars in thousands)
Depreciation and amortization	$19,848	5.6%	$18,798	(3.8%	)	$19,540
Percentage of sales	2.6%		2.6%			2.8%

Depreciation and amortization expense increased by 5.6% during the fiscal year ended June 29, 2014 compared to the prior year period, as a result of incremental expenses associated with the acquisition of iFlorist, as well as increased capital spending, including technology upgrades.

Depreciation and amortization expense decreased by 3.8% during the fiscal year ended June 30, 2013, compared to the prior year periods, as a result of the Company’s efforts in prior years to reduce capital expenditures as the Company was leveraging its existing technology platform.

Interest Expense and other, net

	Years Ended
	June 29, 2014	% Change		June 30, 2013	% Change	July 1, 2012
	(dollars in thousands)
Interest expense and other, net	$(1,357)	(36.9%	)	$(991)	62.4%	$(2,635)

Interest expense and other, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances, as well as investment income by the Company’s Non-Qualified Deferred Compensation Plan, and its equity interest in Flores Online.

Interest expense and other, net increased during the fiscal year ended June 29, 2014, in comparison to the prior year, due to losses from its equity interest in Flores Online, partially offset by decreases in interest expense on the Company’s credit facility as a result of net reduction in borrowings outstanding during the period, and increases in investment income in the Company’s Non-Qualified Deferred Compensation Plan.

Interest expense and other, net decreased during the fiscal year ended June 30, 2013, in comparison to the respective prior year, due to repayments of amounts outstanding under the Company’s previous term loan, combined with reduced borrowing rates.

Income Taxes

During the fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012, the Company recorded income tax expense of $8.4 million, $9.1 million and $7.8 million, respectively, resulting in an effective tax rate of 37.6%, 36.6% and 36.8%, respectively. The Company’s effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, rate changes, various tax credits/settlements as well as non-deductible stock-based compensation and goodwill amortization.

At June 29, 2014 the Company’s federal and foreign net operating loss carryforwards were $2.8 million and $5.1 million respectively, while the tax effected state net operating loss was $3.3 million, before federal benefit, which if not utilized, will begin to expire in fiscal year 2025, indefinitely, and 2015, respectively.

Discontinued Operations

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. The sales price consisted of $12.0 million of cash proceeds at closing, resulting in a gain on sale of $8.7 million ($4.5 million, net of tax). During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the fiscal year ended June 29, 2014. The Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
	(dollars in thousands)

Net revenues from discontinued operations	$1,669	$5,154	$10,743
Gross profit from discontinued operations	$429	$149	$1,787
Loss from discontinued operations, net of tax	$(86)	$(1,889)	$(217)
Gain (loss) on sale of discontinued operations, net of tax	$815	$(1,512)	$4,542
Income (loss) from discontinued operations	$729	$(3,401)	$4,325

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2014 and 2013. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sep. 29, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 30, 2012	Sep. 30, 2012
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$148,083	$139,918	$180,095	$80,880	$139,109	$144,555	$171,774	$81,112
Other	39,286	39,673	86,242	42,168	33,854	47,027	79,587	38,480
Total net revenues	187,369	179,591	266,337	123,048	172,963	191,582	251,360	119,592
Cost of revenues	107,513	106,048	155,360	71,751	102,134	111,125	146,879	70,167
Gross profit	79,856	73,543	110,977	51,297	70,829	80,457	104,481	49,425
Operating expenses:
Marketing and sales	51,131	51,581	57,656	34,479	48,075	51,439	54,483	32,723
Technology and development	5,756	6,045	5,319	5,398	5,328	5,613	5,363	5,396
General and administrative	12,810	13,865	14,267	13,812	12,016	13,757	13,354	13,061
Depreciation and amortization	5,191	4,932	5,036	4,689	4,992	4,838	4,521	4,447
Total operating expenses	74,888	76,423	82,278	58,378	70,411	75,647	77,721	55,627
Operating income (loss)	4,968	(2,880)	28,699	(7,081)	418	4,810	26,760	(6,202)
Interest (income) expense and other, net	(398)	(249)	(418)	(292)	32	(199)	(538)	(286)
Income (loss) from continuing operations before income taxes	4,570	(3,129)	28,281	(7,373)	450	4,611	26,222	(6,488)
Income tax expense (benefit)	1,813	(1,391)	10,798	(2,816)	(88)	1,491	9,715	(2,045)
Income (loss) from continuing operations	2,757	(1,738)	17,483	(4,557)	538	3,120	16,507	(4,443)

Income (loss) from discontinued operations, net of tax	295	75	(374)	(82)	(749)	(481)	(496)	(163)
Gain (loss) on sale of discontinued operations, net of tax	-	(62)	877	-	(1,512)	-	-	-
Income (loss) from discontinued operations, net of tax	295	13	503	(82)	$(2,261)	(481)	(496)	(163)
Net income (loss)	3,052	(1,725)	17,986	(4,639)	$(1,723)	$2,639	$16,011	$(4,606)
Less: Net loss attributable to noncontrolling interest	(356)	(300)	(41)	-	-	-	-	-
Net income attributable to 1-800-FLOWERS.COM, Inc.	$3,408	$(1,425)	$18,027	$(4,639)	$(1,723)	$2,639	$16,011	$(4,606)

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.05	$(0.02)	$0.27	$(0.07)	$0.01	$0.05	$0.25	$(0.07)
From discontinued operations	$0.00	$0.00	$0.01	$0.00	$(0.04)	$(0.01)	$(0.01)	$0.00
Basic net income per common share	$0.05	$(0.02)	$0.28	$(0.07)	$(0.03)	$0.04	$0.25	$(0.07)

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.05	$(0.02)	$0.27	$(0.07)	$0.01	$0.05	$0.25	$(0.07)
From discontinued operations	$0.00	$0.00	$0.01	$0.00	$(0.03)	$(0.01)	$(0.01)	$0.00
Diluted net income per common share	$0.05	$(0.02)	$0.27	$(0.07)	$(0.03)	$0.04	$0.24	$(0.07)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,112	64,214	64,016	63,799	63,891	64,256	64,824	64,505
Diluted	66,157	64,214	66,095	63,799	66,620	66,111	66,557	64,505

The Company’s quarterly results may experience seasonal fluctuations. Due to the Company’s expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates the highest proportion of the Company’s annual revenues. Additionally, as the result of a number of major floral gifting occasions, including Mother's Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal fourth quarter. The Easter Holiday was in the Company’s fourth quarter during fiscal 2014, but it was in the third quarter during fiscal 2013, and will fall in the fourth quarter during fiscal 2015. The seasonality of the Company’s operations will be further impacted by the planned acquisition of Harry & David.

Liquidity and Capital Resources

Cash Flows

At June 29, 2014, the Company had working capital of $17.5 million, including cash and cash equivalents of $5.2 million, compared to working capital of $16.9 million, including cash and cash equivalents of $0.2 million, at June 30, 2013.

Net cash provided by operating activities of $42.5 million for the fiscal year ended June 29, 2014 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, offset by a slight increase in working capital. Increases in inventory primarily relate to prepositioning of product, resulting from known increases in holiday commitments from customers.

Net cash used in investing activities of $31.5 million for the fiscal year ended June 29, 2014 was primarily attributable to capital expenditures related to the Company's technology infrastructure, and the expansion of the Cheryl’s manufacturing facility, as well as the increased investment to a majority ownership interest in iFlorist, a UK based online floral gift provider, and the purchase of Fannie May stores previously franchised to GB Chocolates.

Net cash used in financing activities of $6.0 million for the fiscal year ended June 29, 2014 was primarily attributable to the acquisition of $8.3 million of treasury stock, partially offset by proceeds from exercise of employee stock options and excess tax benefits from stock based compensation. All working capital borrowings under the Company’s revolving credit facility were repaid by the end of the fiscal year.

Credit Facility

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of June 29, 2014 and June 30, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2013 Credit Facility will be a sufficient source of liquidity. The Company typically borrows against the facility to fund working capital requirements related to pre-holiday manufacturing and inventory purchases which peak during its fiscal second quarter before being repaid prior to the end of that quarter. It is anticipated that any borrowings required subsequent to the end of the fiscal second quarter will be for non-working capital purposes, such as capital additions, including the completion of the Cheryl’s production facility expansion, as well as stock repurchases and acquisitions.

On August 30, 2014, the Company entered into a definitive agreement to acquire Harry & David Holdings, Inc. (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The Company has secured committed financing for the $142.5 million purchase price, and working capital requirements, from certain members of its banking syndicate. The acquisition is expected to close in October 2014, subject to the satisfaction of customary closing conditions, including regulatory approval and approval by Harry & David’s shareholders.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. The Company repurchased a total of $8.3 million (1,561,206 shares), $9.6 million (2,490,065 shares) and $3.3 million (1,133,913 shares) during the fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively, under this program. As of June 29, 2014, $10.6 million remains authorized under the plan.

Contractual Obligations

At June 29, 2014, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(dollars in thousands)
	Total	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years

Operating lease obligations	$73,522	$14,141	$25,754	$16,834	$16,793
Sublease obligations	3,621	740	1,238	588	1,055
Purchase commitments (*)	49,502	47,236	2,260	6	-

Total	$126,645	$62,117	$29,252	$17,428	$17,848

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

Based on the goodwill impairment test performed during the fourth quarter of fiscal 2014, the estimated fair value of the Company's reporting units significantly exceeded their respective carrying value (including goodwill allocated to each respective reporting unit). Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. However, as a measure of sensitivity, a 34% decrease in the fair value of the Company’s reporting units as of June 29, 2014, would have had no impact on the carrying value of the Company’s goodwill. In addition, a decrease of 100 basis points in our terminal (perpetual) growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units.

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

Based on the indefinite-lived intangible assets impairment test performed during the fourth quarter of fiscal 2014, the estimated fair value of the Company's intangibles significantly exceeded their respective carrying value. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

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

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. This ASU became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 29, 2014. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU No. 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for the Company’s fiscal year ending July 3, 2016, and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for the Company’s fiscal year ending July 1, 2018 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. As of June 29, 2014, the Company had no debt outstanding under its credit agreement, as all amounts previously outstanding were paid off during the fourth quarter of fiscal 2013.

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

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 29, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made in accordance with authorization of management and directors of the Company; and

●

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 29, 2014.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of June 29, 2014. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of June 29, 2014 is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, 1-800-FLOWERS.COM, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 29, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated September 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, NY

September 12, 2014

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth in the Proxy Statement for the 2014 annual meeting of stockholders is incorporated herein by reference.

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

Item 11.	EXECUTIVE COMPENSATION

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of June 29, 2014 and June 30, 2013	F-3
Consolidated Statements of Income for the years ended June 29, 2014, June 30, 2013, and July 1, 2012	F-4
Consolidated Statements of Comprehensive Income for the years ended June 29, 2014, June 30, 2013, and July 1, 2012	F-5
Consolidated Statements of Stockholders’ Equity for the years ended June 29, 2014, June 30, 2013, and July 1, 2012	F-6
Consolidated Statements of Cash Flows for the years ended June 29, 2014, June 30, 2013, and July 1, 2012	F-7
Notes to Consolidated Financial Statements	F-8

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

All other information and financial statement schedules are omitted because they are not applicable, or required, or because the required information is included in the consolidated financial statements or notes thereto.
(a) (3) Index to Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.13, 10.14, 10.15 10.16, 10.17, 10.21, 10.22 and 10.23 are management contracts or compensatory plans or arrangements.

Exhibit	Description

*3.1	Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amended and Restated By-laws. (Registration Statement on Form S-1 (No 333-78985) filed on May 21, 1999, Exhibit 3.3)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
*4.2	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
*10.4	(Reserved)
*10.5	Employment Agreement, effective as of July 1, 1999, between James F. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.19)
*10.6	Amendment dated December 3, 2008 to Employment Agreement between James F. McCann and 1-800-FLOWERS.COM, Inc. (Quarterly Report on Form 10-Q filed on February 6, 2009, Exhibit 10.1)
*10.7	Employment Agreement, effective as of July 1, 1999, between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 10.20)
*10.8	Amendment dated December 3, 2008 to Employment Agreement between Christopher G. McCann and 1-800-FLOWERS.COM, Inc. (Quarterly Report on Form 10-Q filed on February 6, 2009, Exhibit 10.2)
*10.9	2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009 and amended as of October 28, 2011) (Definitive Proxy filed on October 31, 2011 (No 111168049, Annex A))
*10.10	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of October 22, 2009) (Definitive Proxy filed on October 23, 2009 (No. 000-26841), Annex B)
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

*10.20	(Reserved)
*10.21	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.20)
*10.22	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.21)
*10.23	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.22)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2014	1-800-FLOWERS.COM, Inc.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 12, 2014	By:	/s/ James F. McCann
James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

Dated: September 12, 2014	By:	/s/ William E. Shea
William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 12, 2014	By:	/s/ Christopher G. McCann
Christopher G. McCann Director, President

Dated: September 12, 2014	By:	/s/ Geralyn R. Breig
Geralyn R. Breig Director

Dated: September 12, 2014	By:	/s/ Lawrence Calcano
Lawrence Calcano Director

Dated: September 12, 2014	By:	/s/ James A. Cannavino
James A. Cannavino Director

Dated: September 12, 2014	By:	/s/ Eugene F. DeMark
Eugene F. DeMark Director

Dated: September 12, 2014	By:	/s/ Leonard J. Elmore
Leonard J. Elmore Director

Dated: September 12, 2014	By:	/s/ Sean Hegarty
Sean Hegarty Director

Dated: September 12, 2014	By:	/s/ Larry Zarin
Larry Zarin Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 29, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule for the year ended June 29, 2014, listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 29, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended June 29, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and Subsidiaries’ internal control over financial reporting as of June 29, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, NY

September 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

   1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the Company) as of June 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the two years ended June 30, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 30, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/Ernst & Young LLP

Jericho, New York

September 13, 2013

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 29, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$5,203	$154
Receivables, net	13,339	14,957
Inventories	58,520	55,756
Deferred tax assets	5,156	5,746
Prepaid and other	9,600	9,941
Current assets of discontinued operations	-	6,095
Total current assets	91,818	92,649

Property, plant and equipment, net	60,147	52,943
Goodwill	60,166	47,943
Other intangibles, net	44,616	43,276
Deferred tax assets	2,002	2,127
Other assets	8,820	10,086
Non-current assets of discontinued operations	-	1,049
Total assets	$267,569	$250,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,447	$26,235
Accrued expenses	49,517	45,044
Current maturities of long-term debt	343	-
Current liabilities of discontinued operations	-	4,484
Total current liabilities	74,307	75,763

Deferred tax liabilities	649	-
Other liabilities	6,495	5,039
Total liabilities	81,451	80,802

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 38,119,398 and 36,280,425 shares issued in 2014 and 2013, respectively	381	362
Class B common stock, $.01 par value, 200,000,000 shares authorized, 42,058,594 and 42,125,465 shares issued in 2014 and 2013, respectively	420	421
Additional paid-in capital	305,510	298,580
Retained deficit	(68,565)	(83,937)
Accumulated other comprehensive loss	(75)	-
Treasury stock, at cost, 10,818,437 and 9,257,231 Class A shares in 2014 and 2013, respectively, and 5,280,000 Class B shares in 2014 and 2013	(54,472)	(46,155)
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	183,199	169,271
Noncontrolling interest	2,919	-
Total equity	$186,118	169,271
Total liabilities and equity	$267,569	$250,073

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	June 29, 2014	June 30, 2013	July 1, 2012
Net revenues	$756,345	$735,497	$707,517
Cost of revenues	440,672	430,305	414,940
Gross profit	315,673	305,192	292,577
Operating expenses:
Marketing and sales	194,847	186,720	181,199
Technology and development	22,518	21,700	20,426
General and administrative	54,754	52,188	51,474
Depreciation and amortization	19,848	18,798	19,540
Total operating expenses	291,967	279,406	272,639
Gain on sale of stores	-	-	3,789
Operating income	23,706	25,786	23,727
Interest expense and other, net	(1,357)	(991)	(2,635)
Income from continuing operations before income taxes	22,349	24,795	21,092
Income tax expense from continuing operations	8,403	9,073	7,771
Income from continuing operations	13,946	15,722	13,321

Loss from discontinued operations, net of tax	(86)	(1,889)	(217)
Gain (loss) on sale of discontinued operations, net of tax	815	(1,512)	4,542
Income (loss) from discontinued operations, net of tax	729	(3,401)	4,325
Net income	14,675	12,321	17,646
Less: Net loss attributable to noncontrolling interest	(697)	-	-
Net income attributable to 1-800-FLOWERS.COM, Inc.	$15,372	$12,321	$17,646

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.23	$0.24	$0.21
From discontinued operations	$0.01	$(0.05)	$0.07
Basic net income per common share	$0.24	$0.19	$0.27

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.22	$0.24	$0.20
From discontinued operations	$0.01	$(0.05)	$0.07
Diluted net income per common share	$0.23	$0.19	$0.27

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,035	64,369	64,697
Diluted	66,460	66,792	66,239

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	June 29, 2014	June 30, 2013	July 1, 2012
Net income	$14,675	$12,231	$17,646
Other comprehensive income (loss)	(75)	17	141
Comprehensive income	14,600	12,338	17,787

Add: Comprehensive net loss attributable to noncontrolling interest	(697)	-	-
Comprehensive income attributable to 1-800-FLOWERS.COM, Inc.	$15,297	$12,338	$17,787

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended June 29, 2014, June 30, 2013 and July 1, 2012

(in thousands, except share data)

										Total
	Common Stock				Additional		Accumulated Other			1-800- FLOWERS.COM, Inc.
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interest	Equity
Balance at July 3, 2011	32,987,313	$330	42,138,465	$421	$289,101	$(113,904)	$(158)	10,913,253	$(33,279)	$142,511	$-	$142,511

Net income	-	-	-	-	-	17,646	-	-	-	17,646	-	17,646
Change in value of cash flow hedge	-	-	-	-	-	-	141	-	-	141	-	141
Stock-based compensation	1,477,894	14	-	-	4,836	-	-	-	-	4,850	-	4,850
Tax asset shortfall from stock-based compensation	-	-	-	-	(123)	-	-	-	-	(123)	-	(123)
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,133,913	(3,277)	(3,277)	-	(3,277)
Balance at July 1, 2012	34,465,207	344	42,138,465	421	293,814	(96,258)	(17)	12,047,166	(36,556)	161,748	-	161,748

Net income	-	-	-	-	-	12,321	-	-	-	12,321	-	12,321
Change in value of cash flow hedge	-	-	-	-	-	-	17	-	-	17	-	17
Conversion of Class B stock into Class A stock	13,000	-	(13,000)	-	-	-	-	-	-	-	-	-
Stock-based compensation	1,610,271	16	-	-	4,267	-	-	-	-	4,283	-	4,283
Exercise of stock options	191,947	2	-	-	533	-	-	-	-	535	-	535
Tax asset shortfall from stock-based compensation	-	-	-	-	(34)	-	-	-	-	(34)	-	(34)
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	2,490,065	(9,599)	(9,599)	-	(9,599)
Balance at June 30, 2013	36,280,425	362	42,125,465	421	298,580	(83,937)	-	14,537,231	(46,155)	169,271	-	169,271

Net income	-	-	-	-	-	15,372	-	-	-	15,372	(697)	14,675
Translation adjustment	-	-	-	-	-	-	(75)	-	-	(75)	-	(75)
Conversion of Class B stock into Class A stock	66,871	1	(66,871)	(1)	-	-	-	-	-	-	-	-
Stock-based compensation	1,608,052	16	-	-	4,648	-	-	-	-	4,664	-	4,664
Exercise of stock options	164,050	2	-	-	525	-	-	-	-	527	-	527
Excess tax benefit from stock-based compensation	-	-	-	-	1,757	-	-	-	-	1,757	-	1,757
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,561,206	(8,317)	(8,317)	-	(8,317)
Noncontrolling interest	-	-	-	-	-	-	-	-	-	-	3,616	3,616
Balance at June 29, 2014	38,119,398	$381	42,058,594	$420	$305,510	$(68,565)	$(75)	16,098,437	$(54,472)	$183,199	$2,919	$186,118

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	June 29, 2014	June 30, 2013	July 1, 2012
Operating activities:
Net income	$14,675	$12,321	$17,646
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	1,587	(179)	1,435
Loss/(gain) on sale of discontinued operations	(1,300)	2,348	(8,683)
Depreciation and amortization	19,848	18,798	19,539
Amortization of deferred financing costs	306	420	457
Deferred income taxes	1,454	(811)	7,790
Bad debt expense	1,656	1,085	869
Stock-based compensation	4,664	4,283	4,850
Excess tax benefit from stock-based compensation	(1,837)	(739)	(273)
Other non-cash items	755	483	42
Changes in operating items, excluding the effects of acquisitions:
Receivables	(1,893)	(4,108)	(2,135)
Inventories	(2,564)	(1,823)	(3,919)
Prepaid and other	436	(1,655)	(2,126)
Accounts payable and accrued expenses	2,660	4,368	1,694
Other assets	(262)	(609)	1,646
Other liabilities	2,355	463	947
Net cash provided by operating activities	42,539	34,645	39,779
Investing activities:
Acquisitions, net of cash acquired	(9,000)	(3,700)	(4,336)
Proceeds from sale of business	-	-	12,823
Capital expenditures	(22,985)	(20,044)	(17,180)
Purchase of investments	8	(903)	(3,945)
Other, net	(11)	117	(119)
Investing activities of discontinued operations	500	-	(124)
Net cash used in investing activities	(31,488)	(24,530)	(12,881)
Financing activities:
Acquisition of treasury stock	(8,317)	(9,599)	(3,277)
Excess tax benefit from stock based compensation	1,837	739	273
Proceeds from exercise of employee stock options	527	535	-
Proceeds from bank borrowings	127,000	62,000	56,000
Repayment of notes payable and bank borrowings	(127,052)	(91,250)	(71,000)
Debt issuance cost	-	(1,234)	-
Repayment of capital lease obligations	-	(6)	(1,482)
Other	3	-	-
Net cash used in financing activities	(6,002)	(38,815)	(19,486)
Net change in cash and cash equivalents	5,049	(28,700)	7,412
Cash and cash equivalents:
Beginning of year	154	28,854	21,442
End of year	$5,203	$154	$28,854

Supplemental Cash Flow Information:

-	Interest paid amounted to $1.0 million, $1.1 million, and $2.2 million, for the years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively.
-

The Company paid income taxes of approximately $7.0 million, $8.3 million and $5.0 million, net of tax refunds received, for the years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

For more than 35 years, 1-800-FLOWERS.COM, Inc. has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift. The Company’s BloomNet® international floral wire service provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as popcorn and specialty treats from The Popcorn Factory®, cookies and baked gifts from Cheryl’s®, premium chocolates and confections from Fannie May® and Harry London®, gift baskets and towers from 1-800-BASKETS.COM®, incredible, carved fresh fruit arrangements from FruitBouquets.comsm, top quality steaks and chops from Stock Yards®, as well as premium branded customizable invitations and personal stationery from FineStationery.com®. The Company’s Celebrations® brand is a source for creative party ideas, must-read articles, online invitations and ecards, all created to help people celebrate holidays and the everyday.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. As a result, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012, and its e-commerce and procurement businesses as discontinued operations for all periods presented.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2014, 2013 and 2012 consisted of 52 weeks which ended on June 29, 2014, June 30, 2013 and July 1, 2012, respectively.

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

Buildings (years)	40
Leasehold Improvements (years)	3-10
Furniture, Fixtures and Equipment (years)	3-10
Software (years)	3-7

Property, plant and equipment and other long-lived assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination, with the carrying value of the Company’s goodwill allocated to its reporting units, in accordance with the acquisition method of accounting. Goodwill is not amortized, but it is subject to an annual assessment for impairment, which the Company performs during the fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.

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

The Company generally estimates the fair value of a reporting unit using an equal weighting of the income and market approaches. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, the Company engages third-party valuation specialists. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting units determined in the first step (as described above) to its current market capitalization, allowing for a reasonable control premium.

Other Intangibles, net

Other intangibles consist of definite-lived intangible assets (such as investment in licenses, customer lists, and others) and indefinite-lived intangible assets (such as acquired trade names and trademarks). The cost of definite-lived intangible assets is amortized to reflect the pattern of economic benefits consumed, over the estimated periods benefited, ranging from 3 to 16 years, while indefinite-lived intangible assets are not amortized.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalog over a period not to exceed 26-weeks. Included within prepaid and other current assets was $0.2 million and $0.5 million at June 29, 2014 and June 30, 2013 respectively, relating to prepaid catalog expenses.

Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.2 million as of June 29, 2014 and $3.8 million as of June 30, 2013, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net income (loss) of Flores Online for each of the years ended June 29, 2014 and June 30, 2013 was $(0.6) million and $0.2 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.8 million as of June 29, 2014 and $2.3 million as of June 30, 2013. In addition, the Company had notes receivable from a company it maintains an investment in of $0.5 million as of June 29, 2014 and $2.3 million as of June 30, 2013. As described in Note 4 “Acquisitions and Dispositions”, on December 3, 2013, the Company increased its investment in iFlorist, resulting in a majority ownership interest (56%), through the conversion of notes receivable and the purchase of additional shares from the Company’s founders. The acquisition of a majority interest in iFlorist resulted in the consolidation of iFlorist’s operations, and the elimination of both the Company’s cost-basis investment and notes receivable..

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included in Other assets in the consolidated balance sheets (see Note 10).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.4 million and $2.5 million at June 29, 2014 and June 30, 2013, respectively) have been recorded based upon previous experience and management’s evaluation.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above) at the time the advertisement is first shown. Advertising expense was $83.0 million, $77.9 million and $75.1 million for the years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively.

Technology and Development

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, typically three to seven years. Costs associated with repair maintenance or the development of website content are expensed as incurred as the useful lives of such software modifications are less than one year.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. This ASU became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending June 29, 2014. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU No. 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for the Company’s fiscal year ending July 3, 2016, and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for the Company’s fiscal year ending July 1, 2018 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$13,946	$15,722	$13,321
Less: Net loss attributable to noncontrolling interest	(697)	-	-
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$14,643	$15,722	$13,321

Denominator:
Weighted average shares outstanding	64,035	64,369	64,697
Effect of dilutive securities:
Employee stock options (1)	1,083	786	40
Employee restricted stock awards	1,342	1,637	1,502
	2,425	2,423	1,542

Adjusted weighted-average shares and assumed conversions	66,460	66,792	66,239

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.23	$0.24	$0.21
Diluted	$0.22	$0.24	$0.20

Note (1): The effect of options to purchase 1.2 million, 2.0 million and 5.5 million shares for the years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 4. Acquisitions and dispositions

Acquisition of Fannie May retail stores

On June 27, 2014, the Company and GB Chocolates LLC (GB Chocolates) entered into a settlement agreement, resulting in the termination of the GB Chocolates franchise agreement, and its exclusive area development rights. As a result, the Company recognized the previously deferred non-refundable area development fees of $0.7 million. In addition, per the terms of the non-performance Promissory Note, GB Chocolates paid $1.2 million as a result of its failure to complete its development obligations under the 2011 Area Development Agreement (the 2011 ADA). As a result, during the fourth quarter of fiscal 2014, the Company recognized revenue of $1.0 million ($0.2 million had been previously recognized). The Company has no plans to market the territories covered in the 2011 ADA.

In conjunction with the settlement agreement, the Company and GB Chocolates entered into an asset purchase agreement whereby the Company repurchased 16 of the original 17 Fannie May retail stores sold to GB Chocolates in November 2011. The acquisition was accounted for using the purchase method of accounting in accordance with FASB guidance regarding business combinations. The purchase price of $6.4 million was financed utilizing available cash balances.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, and the determination of any residual amount that will be allocated to goodwill. The goodwill resulting from this acquisition amounted to $5.8 million, which is expected to be deductible for tax purposes.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Preliminary Purchase Price Allocation
(in thousands)
Current Assets	$103
Property, plant and equipment	487
Goodwill	5,783
Net assets acquired	$6,373

Operating results of the acquired stores are reflected in the Company’s consolidated financial statements from the date of acquisition, within the Gourmet Food & Gift Baskets segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

Acquisition of Colonial Gifts Limited

On December 3, 2013, the Company completed its acquisition of a controlling interest in Colonial Gifts Limited (iFlorist). iFlorist, located in the UK, is a direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe. The acquisition was achieved in stages and was accounted for using the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.

Prior to December 3, 2013, the Company maintained an investment in iFlorist in the amount of $1.6 million, which was included on the Company’s balance sheet within Other assets. This investment was accounted for under the cost method, as the Company’s ownership stake was 19.9%, and it did not have the ability to exercise significant influence.

On December 3, 2013, the Company acquired an additional interest in iFlorist, bringing the Company’s ownership interest to 56.2%. The acquisition of the additional interest was financed through the conversion of $2.0 million of notes owed by iFlorist to the Company, and a $1.6 million cash payment to iFlorist’s founders. Concurrent with the additional investment, the Company remeasured its initial equity investment in iFlorist, and determined that the acquisition date fair value approximated the Company’s carrying value of $1.6 million, and therefore no gain or loss was recognized. On the acquisition date, the Company also measured the fair value of the noncontrolling interest which amounted to $3.6 million. The acquisition-date fair values of the Company’s previously held equity interest in iFlorist and the noncontrolling interest were determined based on the market price the Company paid for its ownership interest in iFlorist on the acquisition date, assuming that a 20% control premium was paid to obtain the controlling interest. The following summarizes the fair values of the acquisition date purchase price components:

iFlorist Fair Value of Purchase Price Components
(in thousands)
Cash	$1,640
Converted debt	1,964
Initial equity investment	1,629
Noncontrolling interest	3,616
Total purchase price	$8,849

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill. Of the acquired intangible assets, $1.3 million was assigned to customer lists, which is being amortized over the estimated remaining life of 3 years, $1.9 million was assigned to trademarks, and $6.5 million was assigned to goodwill, which is not expected to be deductible for tax purposes. As a result of cumulative tax losses in the foreign jurisdiction, offset in part by the deferred tax liability arising from the amortizable customer list which was considered a source of future income, the Company concluded that a full valuation allowance be recorded in such jurisdiction.

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of iFlorist:

iFlorist Preliminary Purchase Price Allocation
(in thousands)
Current assets	$856
Intangible assets	3,177
Goodwill	6,537
Property, plant and equipment	2,006
Other assets	30
Total assets acquired	12,606
Current liabilities, including current maturities of long-term debt	3,014
Deferred tax liabilities	648
Other liabilities assumed	95
3,757
Net assets acquired	$8,849

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Sale and franchise of Fannie May retail stores

On November 21, 2011, the Company and GB Chocolates entered into an agreement whereby the Company sold 17 existing Fannie May stores, to be operated as franchised locations by GB Chocolates, for $5.6 million, recognizing a gain on the sale of $3.8 million. Upon completion of the sale, the Company also recognized initial franchise fees associated with these 17 stores in the amount of $0.5 million. In conjunction with the sale of stores, the Company and GB Chocolates entered into the 2011 ADA whereby GB Chocolates agreed to open a minimum of 45 new Fannie May franchise stores. The agreement provided exclusive development rights for several Midwestern states, as well as specific cities in Florida and Ohio. The terms of the 2011 ADA included a non-refundable area development fee of $0.9 million, store opening fees of $0.5 million, assuming successful opening of 45 stores, and a Non-Performance Promissory Note in the amount of $1.2 million, which became due and payable only if GB Chocolates did not open all 45 stores as set forth in the 2011 ADA. As of June 30, 2013, the Company had deferred recognition of $0.7 million, of the original $0.9 million area development fee associated with the 45 store area development agreement, based upon the number of stores opened by GB Chocolates at that time (a total of 10 stores were ultimately opened). In addition, through June 30, 2013, the Company had recognized approximately $0.2 million, of the $1.2 million Non-Performance Promissory Note, based upon its assessment of the likelihood that the performance criteria under the agreement would be achieved.

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

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finish goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	June 29, 2014	June 30, 2013
	(in thousands)
Finished goods	$30,859	$30,906
Work-in-process	8,566	6,465
Raw materials	19,095	18,385
	$58,520	$55,756

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets (1)	Total
		(in thousands)
Balance at July 1, 2012	$9,709	$-	$37,776	$47,485
Adjustments		-	(84)	(84)
Acquisition of Pingg	542	-	-	542
Balance at June 30, 2013	$10,251	$-	$37,692	$47,943
Acquisition of Fannie May franchise stores			5,783	5,783
Adjustments	(97)	-	-	(97)
Acquisition of iFlorist	6,537	-	-	6,537
Balance at June 29, 2014	$16,691	$-	$43,475	$60,166

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the GFGB segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

		June 29, 2014			June 30, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(years)	(in thousands)
Intangible assets with determinable lives:
Investment in licenses	14 - 16	$7,420	$5,621	$1,799	$7,420	$5,516	$1,904
Customer lists	3 - 10	17,313	12,818	4,495	15,989	11,334	4,655
Other	5 - 8	2,538	2,538	-	2,538	2,513	25
		27,271	20,977	6,294	25,947	19,363	6,584

Trademarks with indefinite lives		38,322	-	38,322	36,692	-	36,692
Total intangible assets		$65,593	$20,977	$44,616	$62,639	$19,363	$43,276

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the year ended June 29, 2014, the Company wrote-down the value of its Fine Stationery tradename from $0.7 million to $0.5 million, and during the year ended June 30, 2013, the Company wrote-down the value of its Fine Stationery tradename from $1.1 million to $0.7 million.

The amortization of intangible assets for the years ended June 29, 2014, June 30, 2013 and July 1, 2012 was $1.6 million, $1.8 million and $1.8 million, respectively. Future estimated amortization expense is as follows: 2015 - $1.8 million, 2016 - $1.7 million, 2017 - $0.9 million, 2018 – $0.6 million, 2019 - $0.1million, and thereafter - $1.2 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	June 29, 2014	June 30, 2013
	(in thousands)
Land	$2,907	$2,907
Building and building improvements	12,551	9,807
Leasehold improvements	18,504	17,566
Furniture and fixtures	4,737	4,903
Production equipment	35,845	31,798
Computer equipment	53,368	57,879
Telecommunication equipment	4,120	8,204
Software	136,226	122,459
	268,258	255,523
Accumulated depreciation and amortization	208,111	202,580
	$60,147	$52,943

Note 8. Accrued expenses

Accrued expenses consisted of the following:

	June 29, 2014	June 30, 2013
	(in thousands)
Payroll and employee benefits	$22,601	$19,859
Advertising and marketing	11,803	9,107
Other	15,113	16,078
	$49,517	$45,044

Note 9. Long-Term Debt

	June 29, 2014	June 30, 2013
	(in thousands)
Revolving line of credit (1)	$-	$-
Bank loan (2)	343	-
	$343	$-
Less current maturities of long-term debt obligations	343	-
	$-	$-

(1)

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of June 29, 2014 and June 30, 2013. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Fair Value Measurements

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2014:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$2,146	$2,146	$-	$-
	$2,146	$2,146	$-	$-

(1)

Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability includes in Other liabilities, in the consolidated balance sheets. The Company established a Non-qualified Deferred Compensation Plan (Note 14 – Employee Retirement Plans) for certain members of senior management in fiscal 2009. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents, by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$1,708	$1,708	$-	$-
Non-performance promissory note (2)	205	-	-	205
	$1,913	$1,708	$-	$205

(1)

Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability includes in Other liabilities, in the consolidated balance sheets. The Company established a Non-qualified Deferred Compensation Plan (Note 14 – Employee Retirement Plans) for certain members of senior management in fiscal 2009. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan.

(2)	Refer to Note 4. Acquisitions and dispositions – Sale and franchise of Fannie May retail stores. Included in Other assets on the consolidated balance sheets.

Note 11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company concluded its federal examination by the Internal Revenue Service for fiscal year 2011, however, fiscal years 2012 and 2013 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 29, 2014, the Company has an unrecognized tax position of approximately $0.5 million, including accrued interest and penalties of $0.1 million. The Company believes that no additional significant unrecognized tax positions will be resolved over the next twelve months.

Significant components of the income tax provision from continuing operations are as follows:

	Years ended
	June 29, 2014	June 30, 2013	July 1, 2012
	(in thousands)
Current provision (benefit):
Federal	$6,439	$7,983	$(1,643)
State	1,247	1,845	1,155
Foreign	11	-	-
	7,697	9,828	(488)
Deferred provision (benefit):
Federal	773	(730)	8,479
State	28	(25)	(220)
Foreign	(95)	-	-
	706	(755)	8,259
Income tax expense	$8,403	$9,073	$7,771

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 29, 2014	June 30, 2013	July 1, 2012
Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	3.3	4.0
Non-deductible stock-based compensation	-	-	0.6
Non-deductible goodwill amortization	-	-	1.7
Rate differences	1.2	(0.3)	(1.1)
Tax credits	(1.7)	(1.2)	(1.2)
Tax settlements	(1.0)	1.1	-
Other, net	0.4	(1.3)	(2.2)
	37.6%	36.6%	36.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	June 29, 2014	June 30, 2013
	(in thousands)
Deferred income tax assets:
Net operating loss and credit carryforwards	$4,342	$3,230
Accrued expenses and reserves	6,178	5,848
Stock-based compensation	3,420	3,266
Book in excess of tax depreciation	1,322	1,055
Gross deferred income tax assets	15,262	13,399
Less: Valuation allowance	(2,241)	(1,477)
	13,021	11,922
Deferred income tax liabilities:
Other intangibles	(6,512)	(4,049)
Tax in excess of book depreciation	-	-
	(6,512)	(4,049)
Net deferred income tax assets	$6,509	$7,873

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and its United Kingdom subsidiary. At June 29, 2014 the Company’s federal and foreign net operating loss carryforwards were $2.8 million and $5.1 million respectively, while the tax effected state net operating loss was $3.3 million, before federal benefit, which if not utilized, will begin to expire in fiscal year 2025, indefinitely, and 2015, respectively. The federal net operating loss of $2.8 million is subject to Section 382 limitations of $0.3 million per year.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. The Company repurchased a total of $8.3 million (1,561,206 shares), $9.6 million (2,490,065 shares) and $3.3 million (1,133,913 shares) during the fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively, under this program. As of June 29, 2014, $10.6 million remains authorized under the plan.

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

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the “Committee”). At June 29, 2014, the Company has reserved approximately 14.5 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Years Ended
	July 29, 2014	June 30, 2013	July 1, 2012
	(in thousands, except per share data)
Stock options	$420	$477	$1,073
Restricted stock awards	4,244	3,806	3,777
Total	4,664	4,283	4,850
Deferred income tax benefit	1,738	1,555	1,796
Stock-based compensation expense, net	$2,926	$2,728	$3,054

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 29, 2014	June 30, 2013	July 1, 2012
	(in thousands)
Marketing and sales	$1,261	$1,499	$1,755
Technology and development	298	428	600
General and administrative	3,105	2,356	2,495
Total	$4,664	$4,283	$4,850

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (Refer to Note 15. Business Segments).

Stock Option Plans

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	June 29, 2014	June 30, 2013	July 1, 2012
Weighted average fair value of options granted	$3.16	$2.95	$1.84
Expected volatility	61%	72%	72%
Expected life (in years)	6.6	6.4	8.0
Risk-free interest rate	1.6%	0.7%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended June 29, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding beginning of period	4,723,240	$3.89
Granted	25,000	$5.39
Exercised	(164,050)	$3.02
Forfeited/Expired	(244,400)	$6.34
Outstanding end of period	4,339,790	$3.80	4.2	$10,188
Options vested or expected to vest at end of period	4,232,111	$3.83	4.2	$9,827
Exercisable at June 29, 2014	2,886,790	$4.52	2.8	$5,269

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2014. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 29, 2014, June 30, 2013 and July 1, 2012 was $0.4 million, $0.6 million, and $0.0 million, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 29, 2014:

			Options Outstanding			Options Exercisable
Exercise Price			Options Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$1.69	–	1.79	1,013,500	6.3	$1.79	382,500	$1.79
$2.01	–	2.63	1,054,900	7.3	$2.62	296,400	$2.62
$2.87	–	3.11	1,041,303	2.0	$3.10	1,029,803	$3.10
$3.26	–	6.52	650,234	2.4	$6.11	598,234	$6.08
$6.90	–	9.95	579,853	1.0	$8.09	579,853	$8.09
			4,339,790	4.2	$3.80	2,886,790	$4.52

As of June 29, 2014, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $1.9 million and the weighted average period over which these awards are expected to be recognized was 4.8 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 29, 2014:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	3,433,355	$2.80
Granted	1,760,918	$5.09
Vested	(1,608,052)	$2.50
Forfeited	(899,536)	$4.52
Non-vested - end of period	2,686,685	$3.90

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 29, 2014, there was $6.8 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.8 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal years 2014, 2013 and 2012.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected. As of June 29, 2014 and June 30, 2013, these plan liabilities, which are included in Other liabilities within the Company’s Consolidated Balance Sheet, totaled $2.1 million and $1.7 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in Other assets-long term. Company contributions during the years ended June 29, 2014, July 1, 2012 and July 3, 2011 were less than $0.1 million. Gains and losses on these investments, which were immaterial during fiscal years 2014, 2013 and 2012, are included in Interest expense and other, net, within the Company’s Consolidated Statements of Income.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	Years ended
Net revenues	June 29, 2014	June 30, 2013	July 1, 2012
	(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$421,336	$411,526	$398,184
BloomNet Wire Service	84,199	81,822	82,582
Gourmet Food & Gift Baskets	251,990	243,225	228,002
Corporate	797	789	773
Intercompany eliminations	(1,977)	(1,865)	(2,024)
Total net revenues	$756,345	$735,497	$707,517

	Years ended
Operating Income from Continuing Operations	June 29, 2014	June 30, 2013	July 1, 2012
	(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$40,252	$47,193	$39,147
BloomNet Wire Service	26,715	25,611	22,339
Gourmet Food & Gift Baskets (2)	27,122	20,345	30,193
Segment Contribution Margin Subtotal	94,089	93,149	91,679
Corporate (1)	(50,535)	(48,565)	(48,412)
Depreciation and amortization	(19,848)	(18,798)	(19,540)
Operating income	$23,706	$25,786	$23,727

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

(2)

GFGB segment contribution margin during the year ended July 1, 2012 includes a $3.8 million ($2.4mm, net of tax) gain on the sale of 17 Fannie May stores, which were being operated as franchised locations post-sale.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Discontinued Operations

On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. The sales price consisted of $12.0 million of cash proceeds at closing, resulting in a gain on sale of $8.7 million ($4.5 million, net of tax). The Company has classified the results of its e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the fiscal year ended June 29, 2014. The Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the e-commerce and procurement business of Winetasting Network as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
	(in thousands, except per share data)

Net revenues from discontinued operations	$1,669	$5,154	$10,743

Loss from discontinued operations, net of tax	$(86)	$(1,889)	$(217)

Gain (loss) on sale of discontinued operations, net of tax	$815	$(1,512)	$4,542

Income (loss) from discontinued operations	$729	$(3,401)	$4,325

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 29, 2014 future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)

2014	$14,141
2015	13,332
2016	12,422
2017	9,954
2018	6,880
Thereafter	16,793
Total minimum lease payments	$73,522

At June 29, 2014, the aggregate future sublease rental income under long-term operating sub-leases for land and buildings and the corresponding rental expense under long-term operating leases were as follows:

	Sublease Income	Sublease Expense
	(in thousands)

2014	$740	$740
2015	677	677
2016	561	561
2017	310	310
2018	278	278
Thereafter	1,055	1,055
	$3,621	$3,621

Rent expense was approximately $17.7 million, $17.7 million and $17.4 million for the years ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively.

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 29, 2014, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $2.4 million, primarily related to the Company’s technology infrastructure.

The Company had approximately $1.7 million in unused stand-by letters of credit as of June 29, 2014.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 Plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Court has not yet ruled on this new motion. The Company has filed its answer to the complaint on May 12, 2014.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Subsequent Event – Pending acquisition of Harry & David

On August 30, 2014, the Company entered into a definitive agreement to acquire Harry & David Holdings, Inc (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The anticipated transaction, at a purchase price of $142.5 million, includes the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 47 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $380 million in its fiscal 2013. 1-800-FLOWERS.COM, Inc. has secured committed funding for the acquisition from JP Morgan Chase and Wells Fargo Bank. The acquisition is expected to close in October 2014, subject to the satisfaction of customary closing conditions, including regulatory approval.

1-800-FLOWERS.COM, INC.

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe (b)	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended June 29, 2014	$2,488,000	$1,656,000	$-	$(1,701,000)	$2,443,000

Year Ended June 30, 2013	$2,408,000	$1,085,000	$-	$(1,005,000)	$2,488,000

Year Ended July 1, 2012	$2,465,000	$869,000	$-	$(926,000)	$2,408,000

(a)	Reduction in reserve due to write-off of accounts/notes receivable balances.
(b)	Amount represents opening balances from acquired businesses or discontinued operation.

 S-1