Form 10-Q
period 2014-09-28
1 800 FLOWERS COM INC
filed 2014-11-07
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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

Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☑       No ☐

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

 Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock:

27,328,262

(Number of shares of Class A common stock outstanding as of October 31, 2014)

36,845,465

(Number of shares of Class B common stock outstanding as of October 31, 2014)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 28, 2014	June 29, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,158	$5,203
Receivables, net	24,861	13,339
Inventories	95,957	58,520
Deferred tax assets	5,658	5,156
Prepaid and other	10,730	9,600
Total current assets	139,364	91,818

Property, plant and equipment, net	60,046	60,147
Goodwill	60,164	60,166
Other intangibles, net	44,178	44,616
Deferred tax assets	2,002	2,002
Other assets	8,692	8,820
Total assets	$314,446	$267,569

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,760	$24,447
Accrued expenses	42,948	49,517
Short-term debt	62,290	343
Total current liabilities	125,998	74,307

Deferred tax liabilities	649	649
Other liabilities	6,072	6,495
Total liabilities	132,719	81,451
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized; 38,138,734 and 38,119,398 shares issued at September 28, 2014 and June 29, 2014, respectively	381	381
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,058,594 shares issued at September 28, 2014 and June 29, 2014	420	420
Additional paid-in capital	306,777	305,510
Retained deficit	(72,815)	(68,565)
Accumulated other comprehensive loss	(14)	(75)
Treasury stock, at cost – 11,029,989 and 10,818,437 Class A shares at September 28, 2014 and June 29, 2014, respectively, and 5,280,000 Class B shares at September 28, 2014 and June 29, 2014	(55,613)	(54,472)
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	179,136	183,199
Noncontrolling interest	2,591	2,919
Total equity	181,727	186,118
Total liabilities and equity	$314,446	$267,569

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013

Net revenues	$126,703	$123,048
Cost of revenues	73,390	71,751
Gross profit	53,313	51,297
Operating expenses:
Marketing and sales	35,572	34,479
Technology and development	5,600	5,398
General and administrative	13,668	13,812
Depreciation and amortization	5,101	4,689
Total operating expenses	59,941	58,378
Operating loss	(6,628)	(7,081)
Interest expense and other, net	(753)	(292)
Loss from continuing operations before income taxes	(7,381)	(7,373)
Income tax benefit from continuing operations	(2,803)	(2,816)
Loss from continuing operations	(4,578)	(4,557)
Loss from discontinued operations, net of tax	-	(82)
Net loss	(4,578)	(4,639)
Less: Net loss attributable to noncontrolling interest	(328)	-
Net loss attributable to 1-800-FLOWERS.COM, Inc.	$(4,250)	$(4,639)

Basic and diluted net loss per common share attributable to 1-800-FLOWERS.COM, Inc.:
From continuing operations	$(0.07)	$(0.07)
From discontinued operations	$0.00	$(0.00)
Basic and diluted net loss per common share	$(0.07)	$(0.07)

Basic and diluted weighted average shares used in the calculation of net loss per common share	63,948	63,799

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013

Net loss	$(4,578)	$(4,639)
Other comprehensive loss	(61)	-
Comprehensive loss	(4,639)	(4,639)

Add: Comprehensive net loss attributable to noncontrolling interest	(328)	-
Comprehensive net loss attributable to 1-800-FLOWERS.COM, Inc.	$(4,311)	$(4,639)

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	September 28, 2014	September 29, 2013

Operating activities:
Net loss	$(4,578)	$(4,639)
Reconciliation of net loss to net cash used in operating activities:
Operating activities of discontinued operations	-	589
Depreciation and amortization	5,101	4,689
Amortization of deferred financing costs	77	76
Deferred income taxes	(502)	(419)
Bad debt expense	359	340
Stock-based compensation	1,267	1,066
Other non-cash items	70	148
Changes in operating items:
Receivables	(11,881)	(15,455)
Inventories	(37,437)	(35,792)
Prepaid and other	(1,130)	1,411
Accounts payable and accrued expenses	(10,256)	(13,921)
Other assets	(197)	(242)
Other liabilities	(423)	445
Net cash used in operating activities	(59,530)	(61,704)
Investing activities:
Capital expenditures	(4,473)	(4,131)
Other, net	152	8
Net cash used in investing activities	(4,321)	(4,123)
Financing activities:
Acquisition of treasury stock	(1,141)	(1,696)
Proceeds from exercise of employee stock options	-	7
Proceeds from bank borrowings	62,000	74,000
Repayment of notes payable and bank borrowings	(53)	(3,000)
Debt issuance cost	-	4
Net cash provided by financing activities	60,806	69,315
Net change in cash and cash equivalents	(3,045)	3,488
Cash and cash equivalents:
Beginning of period	5,203	154
End of period	$2,158	$3,642

See accompanying Notes to Consolidated Financial Statements.

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 29, 2014.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David Holdings, Inc. (Harry & David) on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of our earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 20th in fiscal 2014, falls on April 5th in fiscal 2015. As a result of the timing of Easter, during fiscal 2015, a portion of revenue and EBITDA associated with the Easter Holiday will shift into the Company’s fiscal third quarter, from its fiscal fourth quarter.

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

Note 2 – Net Loss Per Common Share from Continuing Operations

Basic net loss per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc. is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc. is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss attributable to 1-800-FLOWERS.COM, Inc. for the three months ended September 28, 2014 and September 29, 2013, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)

Stock options	$110	$98
Restricted stock	1,157	968
Total	1,267	1,066
Deferred income tax benefit	481	420
Stock-based compensation expense, net	$786	$646

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)

Marketing and sales	$317	$373
Technology and development	63	107
General and administrative	887	586
Total	$1,267	$1,066

The following table summarizes stock option activity during the three months ended September 28, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at June 29, 2014	4,339,790	$3.80
Granted	0	$-
Exercised	(0)	$-
Forfeited	(5,000)	$8.45
Outstanding at September 28, 2014	4,334,790	$3.79	4.0	$15,227

Options vested or expected to vest at September 28, 2014	4,237,339	$3.82	3.9	$14,760
Exercisable at September 28, 2014	2,896,290	$4.50	2.6	$8,281

As of September 28, 2014, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.8 million and the weighted average period over which these awards are expected to be recognized was 4.6 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 28, 2014:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 29, 2014	2,686,685	$3.90
Granted	0	-
Vested	(19,336)	$2.85
Forfeited	(0)	-
Non-vested at September 28, 2014	2,667,349	$3.91

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 28, 2014, there was $5.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.5 years.

Note 4 – Acquisitions and Dispositions

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

Preliminary Purchase Price Allocation
(in thousands)
Current assets	$105
Property, plant and equipment	487
Goodwill	5,781
Net assets acquired	$6,373

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
(in thousands)
Current assets	$856
Intangible assets	3,177
Goodwill	6,537
Property, plant and equipment	2,006
Other assets	30
Total assets acquired	12,606
Current liabilities, including current maturities of long-term debt	3,014
Deferred tax liabilities	648
Other liabilities assumed	95
Total liabilities assumed	3,757
Net assets acquired	$8,849

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 28, 2014	June 29, 2014
	(in thousands)
Finished goods	$58,574	$30,859
Work-in-process	12,464	8,566
Raw materials	24,919	19,095
	$95,957	$58,520

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)

Balance at June 29, 2014	$16,691	$-	$43,475	$60,166
Acquisition related adjustment	-	-	(2)	(2)
Balance at September 28, 2014	$16,691	$-	$43,473	$60,164

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

		September 28, 2014			June 29, 2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,419	$5,647	$1,772	$7,420	$5,621	$1,799
Customer lists	3 - 10	17,313	13,235	4,078	17,313	12,818	4,495
Other	5 - 8	2,538	2,538	-	2,538	2,538	-
		27,270	21,420	5,850	27,271	20,977	6,294

Trademarks with indefinite lives		38,328	-	38,328	38,322	-	38,322
Total identifiable intangible assets		$65,598	$21,420	$44,178	$65,593	$20,977	$44,616

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2015 - $1.3 million, fiscal 2016 - $1.7 million, fiscal 2017 - $0.9 million, fiscal 2018 - $0.6 million, fiscal 2019 - $0.1 million and thereafter - $1.3 million.

Note 7 – Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.1 million as of September 28, 2014 and $3.2 million as of June 29, 2014, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the quarters ended September 28, 2014 and September 29, 2013 was less than $0.1 million.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.7 million as of September 28, 2014 and $0.8 million as of June 29, 2014. In addition, the Company had notes receivable from a company it maintains an investment in of $0.3 million as of September 28, 2014 and $0.5 million as of June 29, 2014.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	September 28, 2014	June 29, 2014
	(in thousands)

Revolving line of credit (1)	$62,000	$-
Bank loan (2)	290	343
Total debt	62,290	343
Less short-term debt	62,290	343
Long-term debt	$-	$-

(1)

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of September 28, 2014 and June 29, 2014. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist.

Note 9 - Fair Value Measurements

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2014:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$2,329	$2,329	$-	$-
	$2,329	$2,329	$-	$-

(1)

Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability included in Other liabilities, in the consolidated balance sheets. The Company established a Non-qualified Deferred Compensation Plan for certain members of senior management in fiscal 2009. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan.

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

Note 10 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three months ended September 28, 2014 was 38.0%, compared to 38.2% in the same period of the prior year. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. The effective rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company concluded its federal examination for fiscal 2011 during the quarter ended December 29, 2013, however, fiscal years 2012 and 2013 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 28, 2014 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Note 11 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

●	1-800-Flowers.com Consumer Floral,
●	BloomNet Wire Service, and
●	Gourmet Food and Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (1) below), nor does it include depreciation and amortization, other income and income taxes, or stock-based compensation and Harry & David transaction costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Three Months Ended
Net revenues from continuing operations:	September 28, 2014	September 29, 2013
	(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$74,398	$71,549
BloomNet Wire Service	20,011	20,346
Gourmet Food & Gift Baskets	32,359	31,239
Corporate	200	195
Intercompany eliminations	(265)	(281)
Total net revenues from continuing operations	$126,703	$123,048

	Three Months Ended
Operating Loss from Continuing Operations	September 28, 2014	September 29, 2013
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$7,250	$6,429
BloomNet Wire Service	6,497	6,439
Gourmet Food & Gift Baskets	(2,435)	(2,046)
Segment Contribution Margin Subtotal	11,312	10,822
Corporate (*)	(12,839)	(13,214)
Depreciation and amortization	(5,101)	(4,689)
Operating Loss	(6,628)	(7,081)

(*)

Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation, and in the first quarter of fiscal 2015, transaction costs related to the acquisition of Harry & David, in the amount of $0.7 million. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment.

Note 12-Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company has classified the results the e-commerce and procurement business of Winetasting Network as a discontinued operation for fiscal 2014.

Results for discontinued operations are as follows:

	September 28, 2014	September 29, 2013
	(in thousands)
Net revenues from discontinued operations	$-	$906
Loss from discontinued operations, net of tax	$-	$(82)

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

Note 14. Subsequent Event –Acquisition of Harry & David

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The transaction, at a purchase price of $142.5 million, includes the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $386 million in its fiscal 2014.

In order to finance the acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan with maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The term loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to re-pay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs.

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. Outstanding amounts under the 2014 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

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

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The transaction, at a purchase price of $142.5 million, includes the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $386 million in its fiscal 2014, with adjusted EBITDA of approximately $28 million.

Including the anticipated contribution of Harry & David from the date of acquisition, the Company anticipates generating total annual net revenues in excess of $1.1 billion and Adjusted EBITDA, excluding stock-based compensation of approximately $90.0 million (excluding Harry & David transaction costs and purchase accounting adjustments) during Fiscal 2015. It should be noted that the revenue and Adjusted EBITDA projections for Fiscal 2015 does not include the results of Harry & David for the fiscal first quarter of the year, which is typically its lowest in terms of revenues and includes significant losses due to the seasonality of its business. The Company intends to file Form 8-K/A, including the historical results of Harry & David, as well as pro-forma results, during the second quarter of fiscal 2015.

In order to finance the acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan with maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to the applicable sublimit) and general corporate purposes.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified for fiscal 2014 and prior, the results of the e-commerce and procurement business of Winetasting Network as a discontinued operation.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the contribution of net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company’s wine fulfillment services business, as well as its e-commerce and procurement businesses of The Winetasting Network, which had previously been included within its Gourmet Foods & Gift Baskets category, have been classified as discontinued operations and are therefore excluded from category information below.

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change

Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$74,398	$71,549	4.0%
BloomNet Wire Service	20,011	20,346	-1.6%
Gourmet Food & Gift Baskets	32,359	31,239	3.6%
Corporate	200	195	2.6%
Intercompany eliminations	(265)	(281)	5.7%
Total net revenues from continuing operations	$126,703	$123,048	3.0%

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$28,734	$27,958	2.8%
	38.6%	39.1%

BloomNet Wire Service	11,076	10,783	2.7%
	55.3%	53.0%

Gourmet Food & Gift Baskets	13,222	12,239	8.0%
	40.9%	39.2%

Corporate (*)	281	317	-11.4%
	140.5%	162.6%

Total gross profit from continuing operations	$53,313	$51,297	3.9%
	42.1%	41.7%

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
EBITDA and Adjusted EBITDA from continuing operations, excluding stock- based compensation
Category contribution margin from continuing operations:
1-800-Flowers.com Consumer Floral	$7,250	$6,429	12.8%
BloomNet Wire Service	6,497	6,439	0.9%
Gourmet Food & Gift Baskets	(2,435)	(2,046)	-19.0%
Category Contribution Margin Subtotal	11,312	10,822	4.5%
Corporate (*)	(12,839)	(13,214)	2.8%
EBITDA from continuing operations	(1,527)	(2,392)	36.2%
Add: Stock-based compensation	1,267	1,066	18.9%
EBITDA from continuing operations, excluding stock-based compensation	(260)	(1,326)	80.4%
Add: Harry & David transaction costs	713	-
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$453	$(1,326)	134.2%

The following Non-GAAP measures are utilized by the Company to measure its performance. As such, the following Non-GAAP reconciliation tables have been included within MD&A:

	Three Months Ended
	September 28, 2014	September 29, 2013
Reconciliation of loss from continuing operations to adjusted loss from continuing operations attributable to 1-800-FLOWERS.COM, Inc.:
Loss from continuing operations	$(4,578)	$(4,557)
Less: Net loss attributable to noncontrolling interest	(328)	-
Net loss from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	(4,250)	(4,557)
Add: Harry & David transaction costs, net of tax	442	-
Adjusted net loss from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$(3,808)	$(4,557)

Net loss per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc. - basic and diluted	$(0.07)	$(0.07)

Adjusted net loss per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc. - basic and diluted	$(0.06)	$(0.07)

Weighted average shares used in the calculation of net loss and adjusted net loss per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc. - basic and diluted	63,948	63,799

	Three Months Ended
	September 28, 2014	September 29, 2013

Reconciliation of loss from continuing operations attributable to 1-800-Flowers.com, Inc. to EBITDA and Adjusted EBITDA from Continuing Operations, excluding stock-based compensation(**):
Net loss from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$(4,250)	$(4,557)
Add:
Interest expense and other, net	753	292
Depreciation and amortization	5,101	4,689
Less:
Net loss attributable to noncontrolling interest	328	-
Income tax benefit	2,803	2,816
EBITDA from continuing operations	(1,527)	(2,392)
Add: Stock-based compensation	1,267	1,066
EBITDA from continuing operations, excluding stock-based compensation	(260)	(1,326)
Add: Harry & David transaction costs	713	-
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$453	$(1,326)

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

Results of Operations

Net Revenues

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$84,038	$80,880	3.9%
Other	42,665	42,168	1.2%
Total net revenues	$126,703	$123,048	3.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three months ended September 28, 2014, revenues increased by 3.0%, in comparison to the same period of the prior year as a result of: i) growth within the 1-800-FLOWERS Consumer Floral segment, driven by a combination of new product initiatives, re-targeted, cost effective marketing efforts, and the incremental revenues generated by the Company’s acquisition of a majority interest in iFlorist on December 3, 2013, ii) improvements within the Gourmet Food & Gift Baskets segment as a result of increases within the Fannie May brand, and strong e-commerce growth within Cheryl’s bakery gifts product line. These increases were partially offset by lower revenues within the BloomNet Wire Service segment revenues which were slightly below prior year due to delays in receiving products caused by the west coast dock strikes. The Company anticipates recouping some of the revenues associated with these delays during the fiscal second quarter and the remainder of the fiscal year. Adjusting for the impact of the revenue associated with the acquisition of a majority interest of iFlorist, pro-forma revenue increased approximately 2.0% during the period ended September 28, 2014.

E-commerce revenues (combined online and telephonic) increased by 3.9% during the three months ended September 28, 2014 as a result of: i) improved merchandising programs (including the development of innovative and original products such as the expanded line of a-DOG-ables, Fruit Bouquets and Cheryl’s cookie cards), designed to “wow” our customers’ gift recipients, ii) our “Just Because” and “Everyday” marketing campaigns, and iii) the impact of the acquisition of iFlorist in December 2013. The Company fulfilled approximately 1,315,000 orders through its e-commerce sales channels (online and telephonic sales) during the three months ended September 28, 2014, vs. 1,265,000 orders during the same period of the prior year, while the average order value was $63.92 during the three months ended September 28, 2014 vs. $63.70 during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased 1.2% during the three months ended September 28, 2014 in comparison to the same period of the prior year, primarily as a result of growth in Fannie May’s wholesale and retail volume, partially offset by a slight decrease in BloomNet sales.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers and iFlorist brands, which derive revenue from the sale of consumer floral products through their e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues increased 4.0% during the three months ended September 28, 2014 over the same period of the prior year, as a result of increased order volume, driven by enhanced marketing and merchandising programs that encouraged “everyday” and “just because” purchases, and the incremental volume provided by iFlorist, which was acquired in December 2013. Excluding the impact of the acquisition of iFlorist, revenue growth within the 1-800-Flowers.com Consumer Floral segment was 2.4%.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues decreased 1.6% during the three months ended September 28, 2014 compared to the same period of the prior year as a result of lower wholesale volume, primarily due to product sourcing delays caused by the west coast dock strike. This decrease was offset by volume related increases in Bloomlink transaction fee revenue, and BloomNet membership fees increases due to pricing initiatives and shop count growth.

The Gourmet Food & Gift Baskets segment includes the operations of Cheryl’s, Fannie May Confections, The Popcorn Factory, 1-800-Baskets/DesignPac, and Stockyards.com businesses. Revenue is derived from the sale of cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Cheryl’s and Fannie May brand names, royalties from Fannie May franchise operations, as well as wholesale operations. Net revenue during the three months ended September 28, 2014 increased by 3.6%, in comparison to the same period of the prior year, driven primarily by strong consumer demand in the Fannie May wholesale and retail channels (which includes incremental sales associated with the 16 Fannie May stores purchased from GB Chocolates in June 2014), and strong Cheryl’s e-commerce consumer growth, partially offset by reduced wholesale volume due to delays in receiving components required to complete wholesale customer orders, caused by the west coast dock strike.

Gross Profit

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
	(dollars in thousands)

Gross profit	$53,313	$51,297	3.9%
Gross margin %	42.1%	41.7%

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

Gross profit during the three months ended September 28, 2014 increased by 3.9%, in comparison to the same period of the prior year, primarily as a result of the aforementioned revenue increase during the period, including the acquisition of a majority interest in iFlorist. Gross margin percentage increased 40 basis points to 42.1% during the three months ended September 28, 2014, in comparison to the same period of the prior year, primarily attributable to improvements within the Gourmet Food & Gift Basket and BloomNet WireService segments, partially offset by a decrease within the Consumer Floral segment.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 2.8%, during the three months ended September 28, 2014, in comparison to the same period of the prior year, due to the aforementioned increase in revenues (including the incremental acquisition of iFlorist), while gross margin percentage declined 50 basis points due to the lower margins associated with the newly acquired iFlorist business, as well as the impact of certain third-party marketing promotions that ran during the summer months.

The BloomNet Wire Service segment gross profit increased by 2.7%, and gross margin percentage increased to 55.3% from 53.0% during the three months ended September 28, 2014, in comparison to the same period of the prior year, primarily due to revenue mix, which included growth of higher margin BloomNet membership and other fees, offset by a reduction in lower margin wholesale product revenues.

The Gourmet Food & Gift Baskets segment gross profit increased by 8.0%, and gross margin percentage increased to 40.9% from 39.2% during the three months ended September 28, 2014, in comparison to the same period of the prior year, due to the aforementioned revenue increases, product mix, and operational improvements implemented at Fannie May.

Marketing and Sales Expense

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
	(dollars in thousands)

Marketing and sales	$35,572	$34,479	3.2%
Percentage of net revenues	28.1%	28.0%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 3.2% during the three months ended September 28, 2014, in comparison to the same period of the prior year, as a result of: i) higher labor due to the incremental costs associated with the 16 Fannie May stores acquired from GB Chocolates during June 2014, and recent hires at Fannie May in order to reposition the brand and continue its turnaround, as well as incremental BloomNet labor to support growth initiatives, and (ii) the incremental spend due to the impact of the acquisition of iFlorist, which also resulted in the slight increase in marketing and sales expense as a percentage of net revenues.

Technology and Development Expense

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
	(dollars in thousands)

Technology and development	$5,600	$5,398	3.7%
Percentage of net revenues	4.4%	4.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. During the three months ended September 28, 2014, technology and development expenses increased 3.7% compared to the same period of the prior year, due to maintenance and hosting projects.

General and Administrative Expense

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
	(dollars in thousands)

General and administrative	$13,668	$13,812	(1.0%	)
Percentage of net revenues	10.8%	11.2%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense decreased by 1.0%, during the three months ended September 28, 2014, compared to the same period of the prior year, as a result of reductions in facility costs, and professional fees, offset by transaction costs related to the Harry & David acquisition.

Depreciation and Amortization Expense

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
	(dollars in thousands)

Depreciation and amortization	$5,101	$4,689	8.8%
Percentage of net revenues	4.0%	3.8%

Depreciation and amortization expense increased by 8.8%, during the three months ended September 28, 2014 in comparison to the same period of the prior year, as a result of the amortization of intangibles associated with the acquisition of iFlorist as well as increased capital spending, including technology upgrades.

Interest Expense and other, net

	Three Months Ended
	September 28, 2014	September 29, 2013	% Change
	(dollars in thousands)

Interest expense and other, net	$(753)	$(292)	157.9%

Interest expense and other, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances, as well as investment income by the Company’s Non-Qualified Deferred Compensation Plan, its equity interest in Flores Online, and foreign currency transaction gains and losses for the Company’s iFlorist subsidiary.

Interest expense and other, net increased 157.9% during the three months ended September 28, 2014 in comparison to the same period of the prior year, as a result of foreign currency transaction losses at iFlorist, and lower returns on the NQ deferred compensation investments.

Income Taxes

During both the three months ended September 28, 2014 and September 29, 2013, the Company recorded income tax benefit of $2.8 million, resulting in an effective tax rate of 38.0% and 38.2%, respectively. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. The effective rate for fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits and incentives. At September 28, 2014 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company has classified the results the e-commerce and procurement business of Winetasting Network as a discontinued operation.

Results for discontinued operations are as follows:

	September 28, 2014	September 29, 2013
	(in thousands)
Net revenues from discontinued operations	$-	$906
Loss from discontinued operations, net of tax	$-	$(82)

Liquidity and Capital Resources

Cash Flows

At September 28, 2014, the Company had working capital of $13.4 million, including cash and cash equivalents of $2.2 million, compared to working capital of $17.5 million, including cash and cash equivalents of $5.2 million, at June 29, 2014.

Net cash used in operating activities of $59.5 million for the three months ended September 28, 2014, was primarily due to the Company’s net loss for the quarter, as well as seasonal changes in working capital, including increases in inventory and accounts receivable related to the upcoming holiday season, and timing of accounts payable and accrued expense payments, partially offset by non-cash charges for depreciation and amortization and stock based compensation.

Net cash used in investing activities of $4.3 million for the three months ended September 28, 2014, was primarily attributable to capital expenditures related to the Company's technology infrastructure, and the completion of the first phase of the building expansion of Cheryl’s bakery business, doubling the size of the facility in Ohio to accommodate growth of the Company’s cookie and brownie product line.

Net cash provided by financing activities of $60.8 million for the three months ended September 28, 2014 was primarily from net revolving credit facility borrowings of $62.0 million required to fund working capital needs, partially offset by the acquisition of $1.1 million of treasury stock. The Company expects that all borrowings under its revolving credit facility will be repaid by the end of the fiscal second quarter.

Credit Facility

On April 10, 2013, the Company repaid all amounts outstanding under its 2010 Credit Facility, and entered into a Third Amended and Restated Credit Agreement (the “2013 Credit Facility”). The 2013 Credit Facility consists of a revolving line of credit with a seasonally adjusted limit ranging from $150.0 to $200.0 million and a working capital sublimit ranging from $25.0 to $75.0 million. The 2013 Credit Facility also revised certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of September 28, 2014. Outstanding amounts under the 2013 Credit Facility, which matures on April 10, 2018, bear interest at the Company’s option at either: (i) LIBOR, plus a spread of between 150 and 225 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The obligations of the Company and its subsidiaries under the 2013 Credit Facility are secured by liens on all personal property of the Company and its domestic subsidiaries.

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands for a purchase price of $142.5 million. In order to finance the acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan with maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital and general corporate purposes. The term loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with a $42.5 million payment due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to re-pay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to finance acquisition-related transaction costs.

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. Outstanding amounts under the 2014 Credit Facility will bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) the agent bank’s prime rate plus a margin. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2014 Credit Facility will be a sufficient source of liquidity. The Company expects to borrow against the Revolver to fund working capital requirements related to pre-holiday manufacturing and inventory purchases which peak during its fiscal second quarter before the Revolver is repaid prior to the end of that quarter.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of September 28, 2014, $9.5 million remains authorized under the plan.

Contractual Obligations

There have been no material changes outside the ordinary course of business, related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended June 29, 2014.

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to revenue recognition, accounts receivable, inventory, goodwill, other intangible assets and long-lived assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since June 29, 2014.

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

○      to effectively integrate and grow acquired companies, including the recent acquisition of Harry & David;

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 29, 2014 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore exposes the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on its interest expense would be approximately $0.1 million during the three months ended September 28, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 28, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 29, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of September 28, 2014, $9.5 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2015, which includes the period June 30, 2014 through September 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
(in thousands, except average price paid per share)

6/30/14 – 7/27/14	86.9	$5.58	86.9	$10,145
7/28/13 – 8/31/14	114.0	$5.14	114.0	$9.956
9/1/14 – 9/28/14	10.7	$5.97	10.7	$9,492

Total	211.6	$5.36	211.6

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
10.24

Credit Agreement dated as of September 30, 2014 among 1-800-Flowers.com, Inc., The Subsidiary Borrowers Party thereto, The Guarantors Party thereto, The Lenders Party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent.*

10.25	Transaction Agreement dated as of August 30, 2014, by and among 1-800-Flowers.com, Inc., Golden Pear Acquisitions Co. and Harry & David Holdings, Inc. (incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linlinkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)

/s/ James F. McCann
Date: November 7, 2014	James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

Date: November 7, 2014	/s/ William E. Shea
William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)