Form 10-Q
period 2014-12-28
1 800 FLOWERS COM INC
filed 2015-02-06
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

or

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

Yes ☐ No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock:

 27,928,475

(Number of shares of Class A common stock outstanding as of January 30, 2015)

36,778,594

(Number of shares of Class B common stock outstanding as of January 30, 2015)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 28, 2014	June 29, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,220	$5,203
Receivables, net	59,442	13,339
Insurance receivable	14,945	-
Inventories	70,808	58,520
Deferred tax assets	6,257	5,156
Prepaid and other	16,224	9,600
Total current assets	268,896	91,818

Property, plant and equipment, net	153,370	60,147
Goodwill	99,690	60,166
Other intangibles, net	59,058	44,616
Deferred tax assets	-	2,002
Other assets	13,078	8,820
Total assets	$594,092	$267,569

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,777	$24,447
Accrued expenses	144,528	49,517
Current maturities of long-term debt	14,944	343
Total current liabilities	214,249	74,307

Long-term debt	124,688	-
Deferred tax liabilities	21,204	649
Other liabilities	7,664	6,495
Total liabilities	367,805	81,451
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized; 39,528,826 and 38,119,398 shares issued at December 28, 2014 and June 29, 2014, respectively	395	381
Class B common stock, $.01 par value, 200,000,000 shares authorized; 42,058,594 shares issued at December 28, 2014 and June 29, 2014	420	420
Additional paid-in capital	310,066	305,510
Retained deficit	(27,044)	(68,565)
Accumulated other comprehensive loss	(427)	(75)
Treasury stock, at cost – 11,513,975 and 10,818,437 Class A shares at December 28, 2014 and June 29, 2014, respectively, and 5,280,000 Class B shares at December 28, 2014 and June 29, 2014	(59,483)	(54,472)
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	223,927	183,199
Noncontrolling interest in subsidiary	2,360	2,919
Total equity	226,287	186,118
Total liabilities and equity	$594,092	$267,569

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net revenues	534,275	266,337	660,978	389,385
Cost of revenues	293,850	155,360	367,240	227,111
Gross profit	240,425	110,977	293,738	162,274
Operating expenses:
Marketing and sales	122,026	57,656	157,598	92,135
Technology and development	9,329	5,319	14,929	10,717
General and administrative	25,558	14,267	39,226	28,079
Depreciation and amortization	8,679	5,036	13,780	9,725
Total operating expenses	165,592	82,278	225,533	140,656
Operating income	74,833	28,699	68,205	21,618
Interest expense and other, net	2,638	418	3,391	710
Income from continuing operations before income taxes	72,195	28,281	64,814	20,908
Income tax expense from continuing operations	26,655	10,798	23,852	7,982
Income from continuing operations	45,540	17,483	40,962	12,926
Income from discontinued operations, net of tax	-	503	-	421
Net income	$45,540	$17,986	$40,962	$13,347
Less: Net loss attributable to noncontrolling interest	(231)	(41)	(559)	(41)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$45,771	$18,027	$41,521	$13,388

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.71	$0.27	$0.65	$0.20
From discontinued operations	-	0.01	-	0.01
Basic net income per common share	$0.71	$0.28	$0.65	$0.21

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.68	$0.27	$0.62	$0.20
From discontinued operations	-	0.01	-	0.01
Diluted net income per common share	$0.68	$0.27	$0.62	$0.20

Weighted average shares used in the calculation of net income per common share
Basic	64,443	64,016	64,195	63,907
Diluted	67,061	66,095	66,641	66,383

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
		(in thousands)
Net income	$45,540	$17,986	$40,962	$13,347
Other comprehensive loss (currency translation)	(412)	(12)	(352)	(12)
Comprehensive income	45,128	17,974	40,610	13,335

Net loss attributable to noncontrolling interest	(231)	(41)	(559)	(41)
Other comprehensive loss (currency translation) attributable to noncontrolling interest	(170)	-	(129)	-
Comprehensive loss attributable to noncontrolling interest	(401)	(41)	(688)	(41)
Comprehensive income attributable to 1-800-FLOWERS.COM, Inc.	$45,529	$18,015	$41,298	$13,376

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	December 28, 2014	December 29, 2013

Operating activities
Net income	$40,962	$13,347
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	-	(557)
Depreciation and amortization	13,780	9,725
Amortization of deferred financing costs	639	153
Deferred income taxes	(3,429)	(870)
Non-cash impact of write-offs related to warehouse fire	29,522	-
Insurance proceeds for warehouse fire related to property damage	15,000	-
Bad debt expense	739	643
Stock based compensation	2,782	2,211
Other non-cash items	1,474	385
Changes in operating items, excluding the effects of acquisitions:
Receivables	(49,166)	(26,059)
Insurance receivable	(14,945)	-
Inventories	48,990	(2,057)
Prepaid and other	6,218	2,904
Accounts payable and accrued expenses	86,480	17,213
Other assets	(879)	(155)
Other liabilities	35	947
Net cash provided by operating activities	178,202	17,830

Investing activities
Acquisitions, net of cash acquired	(133,117)	(1,385)
Capital expenditures, net of non-cash expenditures	(14,927)	(9,832)
Other	641	9
Net cash used in investing activities	(147,403)	(11,208)

Financing activities
Acquisition of treasury stock	(5,011)	(6,530)
Proceeds from exercise of employee stock options	1,788	17
Proceeds from bank borrowings	239,786	88,000
Repayment of bank borrowings	(165,895)	(85,007)
Debt issuance costs	(5,602)	-
Other	152	4
Net cash provided by (used in) financing activities	65,218	(3,516)

Net change in cash and equivalents	96,017	3,106
Cash and equivalents:
Beginning of period	5,203	154
End of period	$101,220	$3,260

See accompanying Notes to Consolidated Financial Statements.

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 29, 2014.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David Holdings, Inc. (“Harry & David”) on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 20th in fiscal 2014, falls on April 5th in fiscal 2015. As a result of the timing of Easter, during fiscal 2015, a portion of revenue and EBITDA associated with the Easter Holiday will shift into the Company’s fiscal third quarter, from its fiscal fourth quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends ASC 205, “Presentation of Financial Statements,” and ASC 360, “Property, Plant, and Equipment.” ASU No. 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for the Company’s fiscal year ending July 3, 2016, and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending June 28, 2015. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 2 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$45,540	$17,483	$40,962	$12,926
Less: Net loss attributable to noncontrolling interest	(231)	(41)	(559)	(41)
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$45,771	$17,524	$41,521	$12,967

Denominator:
Weighted average shares outstanding	64,443	64,016	64,195	63,907
Effect of dilutive securities:
Employee stock options (1)	1,534	990	1,373	1,103
Employee restricted stock awards	1,084	1,089	1,073	1,373
	2,618	2,079	2,446	2,476

Adjusted weighted-average shares and assumed conversions	67,061	66,095	66,641	66,383

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.71	$0.27	$0.65	$0.20
Diluted	$0.68	$0.27	$0.62	$0.20

Note (1):

The effect of options to purchase 0.3 million and 0.6 million shares for the three and six months ended December 28, 2014 and 1.2 million and 1.3 million shares for the three and six months ended December 29, 2013, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 30, 2014	December 29, 2013	December 28, 2014	December 29, 2013
		(in thousands)
Stock options	$114	$113	$224	$211
Restricted stock	1,401	1,032	2,558	2,000
Total	1,515	1,145	2,782	2,211
Deferred income tax benefit	543	431	1,024	831
Stock-based compensation expense, net	$972	$714	$1,758	$1,380

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
		(in thousands)
Marketing and sales	$500	$275	$817	$648
Technology and development	106	68	169	175
General and administrative	909	802	1,796	1,388
Total	$1,515	$1,145	$2,782	$2,211

The following table summarizes stock option activity during the six months ended December 28, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at June 29, 2014	4,339,790	$3.80
Granted	30,000	$7.41
Exercised	(263,779)	$6.69
Forfeited	(216,474)	$8.44
Outstanding at December 28, 2014	3,889,537	$3.37	4.14	$19,280

Options vested or expected to vest at December 28, 2014	3,798,678	$3.39	4.08	$18,754
Exercisable at December 28, 2014	2,673,237	$3.76	3.04	$12,219

As of December 28, 2014, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.8 million and the weighted average period over which these awards are expected to be recognized was 4.3 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 28, 2014:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 29, 2014	2,686,685	$3.90
Granted	945,882	$8.02
Vested	(1,145,649)	$3.48
Forfeited	(103,527)	$6.95
Non-vested at December 28, 2014	2,383,391	$5.61

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 28, 2014, there was $11.1 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.6 years.

Note 4 – Acquisitions and Dispositions

Acquisition of Harry & David

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc (“Harry & David”), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David brands. The transaction, for a purchase price of $142.5 million, includes the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill. Of the acquired intangible assets, $2.5 million was assigned to customer lists, which is being amortized over the estimated remaining life of 5 years, $14.7 million was assigned to trademarks, and $38.6 million was assigned to goodwill, which is not expected to be deductible for tax purposes. The goodwill recognized in conjunction with our acquisition of Harry & David is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of Harry & David:

Harry & David Preliminary Purchase Price Allocation
(in thousands)
Current assets	$124,245
Intangible assets	17,209
Goodwill	38,635
Property, plant and equipment	91,023
Other assets	111
Total assets acquired	271,223
Current liabilities, including short-term debt	104,335
Deferred tax liabilities	23,252
Other liabilities assumed	1,136
Total liabilities assumed	128,723
Net assets acquired	$142,500

Operating results of Harry & David are reflected in the Company’s consolidated financial statements from the date of acquisition, within its Gourmet Food & Gift Baskets segment.

Harry & David contributed net revenues of $268.5 million and operating income of approximately $54.4 million from September 30, 2014 through December 28, 2014. These amounts are not necessarily indicative of the results of operations that Harry & David would have realized had it continued to operate as a stand-alone company during the period presented due to integration activities since the acquisition date, and due to costs that are now reflected in the Company’s unallocated corporate costs which are not allocated to Harry & David.

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three and six months ended December 28, 2014 and December 29, 2013, give effect to the Harry & David acquisition as if it had been completed on July 1, 2013. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve, or any additional expenses or costs of integration that may be incurred, with respect to the combined companies. The pro forma information has been adjusted to give effect to items that are directly attributable to the acquisition and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisition, and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations, as well as purchase accounting adjustments related to Harry & David’s deferred revenues and step-up of inventory to fair value. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net revenues from continuing operations	$535,896	$526,763	$691,575	$681,519
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$51,934	$58,298	$33,035	$41,086
Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.78	$0.88	$0.50	$0.62

The unaudited pro forma amounts above include the following adjustments:

(1)

An increase of net revenues and a decrease of cost of sales by $1.6 million and $4.8 million, respectively, to reflect the impact of purchase accounting adjustment related to Harry & David’s deferred revenue and inventory fair value step-up in both the three and six months ended December 28, 2014.

(2)

A decrease of operating expenses by $3.8 million and $12.3 million during the three and six months ended December 28, 2014, respectively, to eliminate transaction costs and other expenses directly related to the transaction that do not have a continuing impact on operating results from continuing operations.

(3)

An increase to interest expense by $1.1 million for six months ended December 28, 2014, and $1.2 million and $2.5 million for the three and six months ended December 29, 2013, respectively, to reflect the incremental impact of the 2014 Credit Facility utilized to finance the acquisition, assuming our new credit facility was in place on July 1, 2013.

(4)	The adjustments above were tax effected at the combined entity’s assumed effective tax rate for the respective periods.
(5)	The pro-forma adjustments above do not include the impact of the Fannie May fire – see Note 9 for details.

Acquisition of Fannie May retail stores

On June 27, 2014, the Company and GB Chocolates LLC (“GB Chocolates”) entered into a settlement agreement, resulting in the termination of the GB Chocolates franchise agreement, and its exclusive area development rights.

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

During the quarter ended December 28, 2014, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on our estimates of their fair values on the acquisition date. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. Of the acquired intangible assets, $0.7 million was assigned to customer lists, which is being amortized over the estimated remaining life of 3 years, $0.7 million was assigned to trademarks, and $7.9 million was assigned to goodwill, which is not expected to be deductible for tax purposes. As a result of cumulative tax losses in the foreign jurisdiction, offset in part by the deferred tax liability arising from the amortizable customer list which was considered a source of future income, the Company concluded that a full valuation allowance be recorded in such jurisdiction.

The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, as well as adjustments made during the measurement period:

	iFlorist Preliminary Purchase Price Allocation	Measurement Period Adjustments (1)	iFlorist Final Purchase Price Allocation
	(in thousands)	(in thousands)	(in thousands)
Current assets	$856	$-	$856
Intangible assets	3,177	(1,709)	1,468
Goodwill	6,537	1,320	7,857
Property, plant and equipment	2,006	-	2,006
Other assets	30	-	30
Total assets acquired	12,606	(389)	12,217

Current liabilities, including current maturities of long-term debt	3,014	-	3,014
Deferred tax liabilities	648	(389)	259
Other liabilities assumed	95	-	95
Total liabilities assumed	3,757	(389)	3,368
Net assets acquired	$8,849	$-	$8,849

(1)

The measurement period adjustments were due to the finalization of valuations related to intangible assets and resulted in the following: a decrease to intangible assets and the related long-term deferred tax liabilities and an increase to goodwill.

The measurement period adjustments did not have a significant impact on our consolidated statements of income for the three and six months ended December 28, 2014. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of June 29, 2014. Therefore, we have not retrospectively adjusted this financial information.

The estimated fair value of the acquired trademarks was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The discount rate used in the valuation was based on the Company’s weighted average cost of capital, the riskiness of the earnings stream association with the trademarks and the overall composition of the acquired assets.

The estimated fair value of the acquired customer relationships was determined using the with and without method. This method calculates the debt-free cash flows generated under two scenarios: the with and without. Under the with scenario, it is assumed that the Company achieves full projections and includes both existing customers as of the valuation date as well as new customers acquired during the course of normal business. The without scenario, assumes that the Company has no existing customers, but rather builds to management projections as new customers are acquired. The differential between the cash flows under the two scenarios is then discounted to present value to determine the value of the customer list as of the valuation date.

Operating results of the Company’s membership interest in iFlorist are reflected in the Company’s consolidated financial statements from the date of acquisition, essentially all of which is included within the 1-800-Flowers.com Consumer Floral segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 28, 2014	June 29, 2014
	(in thousands)
Finished goods	$30,823	$30,859
Work-in-process	34,109	8,566
Raw materials	5,876	19,095
	$70,808	$58,520

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)

Balance at June 29, 2014	$16,691	$-	$43,475	$60,166
Harry & David acquisition	-	-	38,635	38,635
iFlorist measurement period adjustment	1,320	-	-	1,320
iFlorist translation adjustment	(429)	-	-	(429)
Other	-	-	(2)	(2)
Balance at December 28, 2014	$17,582	$-	$82,108	$99,690

The Company’s other intangible assets consist of the following:

		December 28, 2014			June 29, 2014
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$5,674	$1,746	$7,420	$5,621	$1,799
Customer lists	3 - 10	19,125	13,576	5,549	17,313	12,818	4,495
Other	5 - 8	2,538	2,538	-	2,538	2,538	-
		29,083	21,788	7,295	27,271	20,977	6,294

Trademarks with indefinite lives		51,763	-	51,763	38,322	-	38,322
Total identifiable intangible assets		$80,846	$21,788	$59,058	$65,593	$20,977	$44,616

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairment was recognized for the three and six months ended December 28, 2014. Future estimated amortization expense is as follows: remainder of fiscal 2015 - $1.0 million, fiscal 2016 - $1.9 million, fiscal 2017 - $1.3 million, fiscal 2018 - $1.1 million, fiscal 2019 - $0.6 million and thereafter - $1.4 million.

Note 7 – Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.1 million as of December 28, 2014 and $3.2 million as of June 29, 2014, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net loss of Flores Online for three and six months ended December 28, 2014 and December 29, 2013 was less than $0.1 million and $0.2 million, respectively.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.7 million as of December 28, 2014 and $0.8 million as of June 29, 2014. In addition, the Company had notes receivable from a company it maintains an investment in of $0.3 million as of December 28, 2014 and $0.5 million as of June 29, 2014.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	December 28, 2014	June 29, 2014
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	138,938	-
Bank loan (2)	269	343
Other	425	-
Total debt	139,632	343
Less short-term debt	14,944	343
Long-term debt	$124,688	$-

(1)

In order to finance the Harry & David acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to re-pay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs.

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. Outstanding amounts under the 2014 Credit Facility bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist.

Note 9. Fire at the Fannie May warehouse and distribution facility

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed.

As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited.

The impact of lost sales related to the fire was estimated to be $13.8 million with a loss of income from continuing operations before income taxes of $5.6 million during both the three and six months ended December 28, 2014. While the Company has restored operations, it is expected that revenues derived from our Fannie May and Harry London Chocolates business will continue to be impacted by the inability to meet customer requirements during the balance of the fiscal year, albeit to a significantly lesser amount than in our fiscal second quarter of 2015. While no insurance recoveries have been recorded to date related to lost sales, the Company expects that its property and business interruption insurance will cover these losses.

The following table reflects the incremental costs related to the fire and related insurance recovery for the three and six months ended December 28, 2014:

Loss on inventory	$29,522
Other fire related costs	422
29,944
Less: Fire related recoveries	(29,944)
Fire related charges, net	$—

Through December 28, 2014, the Company has incurred fire related costs totaling $29.9 million, including a $29.5 million write-down of inventory. Based on the provisions of the Company's insurance policies and management's estimates, the losses incurred have been reduced by the estimated insurance recoveries. The Company has determined that recovery of the incurred losses, including amounts related to the retentions described above, is probable and recorded $29.9 million of insurance recoveries through December 28, 2014. In December 2014, the Company received $15.0 million of insurance proceeds, representing an advance of funds. As a result, the insurance receivable balance was $14.9 million as of December 28, 2014. In January 2014, the Company received an additional advance of $15.0 million, bringing the total amount recovered to date to $30.0 million.

Note 10 - Fair Value Measurements

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The Company’s long-term debt also approximates fair value due to the variable nature of the underlying interest. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2014:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$2,544	$2,544	$-	$-
	$2,544	$2,544	$-	$-

(1)

The Company maintains a Non-qualified Deferred Compensation Plan for certain members of senior management. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan. Trading securities held in the trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability included in Other liabilities, in the consolidated balance sheets.

The following table presents, by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2014:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$2,146	$2,146	$-	$-
	$2,146	$2,146	$-	$-

(1)

The Company maintains a Non-qualified Deferred Compensation Plan for certain members of senior management. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan. Trading securities held in the trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability included in Other liabilities, in the consolidated balance sheets.

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and six months ended December 28, 2014 was 36.9% and 36.8% respectively, compared to 38.2% in the same periods of the prior year. The effective rate for fiscal 2015 and fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 28, 2014 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Note 12 – Business Segments

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

	Three Months Ended		Six Months Ended
Net Revenues from Continuing Operations	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
		(in thousands)

Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$99,600	$97,133	$173,998	$168,682
BloomNet Wire Service	20,110	19,912	40,121	40,258
Gourmet Food & Gift Baskets	414,669	149,624	447,028	180,863
Corporate (1)	312	203	512	398
Intercompany eliminations	(416)	(535)	(681)	(816)
Total net revenues	$534,275	$266,337	$660,978	$389,385

	Three Months Ended		Six Months Ended
Operating Income from Continuing Operations	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
		(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$9,527	$8,680	$16,777	$15,109
Bloomnet Wire Service (*)	6,668	6,525	13,165	12,964
Gourmet Food & Gift Baskets (*)	90,455	31,044	88,020	28,997
Segment Contribution Margin Subtotal	106,650	46,249	117,962	57,070
Corporate (**)	(23,138)	(12,514)	(35,977)	(25,727)
Depreciation and amortization	(8,679)	(5,036)	(13,780)	(9,725)
Operating income	$74,833	$28,699	$68,205	$21,618

(*)

Refer to Note 9 - Fire at the Fannie May warehouse and distribution facility.  On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility.

As a result of the fire, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the holiday season.

The impact of lost sales related to the fire was approximately $13.8 million with an estimated impact to income from continuing operations before income taxes of $5.6 million during both the three and six months ended December 28, 2014. While the Company has restored operations, it is expected that revenues derived from our Fannie May and Harry London Chocolates business will continue to be impacted by the inability to meet customer requirements during the balance of the fiscal year, albeit to a significantly lesser amount than in our fiscal second quarter of 2015.

(**)

Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation, and in the first and second quarters of fiscal 2015, transaction costs related to the acquisition of Harry & David, in the amount of $3.8 million and $4.5 million, respectively. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment. The Company has commenced integrating Harry & David into its operating platforms, and as such, their operating costs have been classified in a similar manner.

Note 13-Discontinued Operations

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

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Net revenues from discontinued operations	$-	$755	$-	$1,661
Loss from discontinued operations, net of tax	$-	$(374)	$-	$(456)
Adjustment to loss on sale of discontinued operations, net of tax	$-	$877	$-	$877
Income from discontinued operations, net of tax	$-	503	$-	$421

Note 14 – Commitments and Contingencies

Leases

The Company currently leases office, store facilities, and equipment under various leases through fiscal 2030. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis. These leases are classified as either capital leases, operating leases or subleases, as appropriate.

As of December 28, 2014 future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)

2015	$11,204
2016	20,728
2017	17,992
2018	14,249
2019	10,494
Thereafter	47,118
Total minimum lease payments	$121,785

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business:

Unfair Trade Practices:

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

Edible Arrangements:

On November 20, 2014, a complaint was filed in the United States District Court for the District of Connecticut by Edible Arrangements LLC and Edible Arrangements International, LLC, alleging that the Company’s use of the terms “Fruit Bouquets,” “Edible,” “Bouquet,” “Edible Fruit Arrangements,” Edible Arrangements,” and “DoFruit” and its use of a six petal pineapple slice design in connection with marketing and selling edible fruit arrangements constitutes trademark infringement, false designation of origin, dilution, and contributory infringement under the federal Lanham Act, 29 USC § 1114 and 1125(a), common law unfair competition, and a violation of the Connecticut Unfair Trade Practices Act, Connecticut General Statutes § 42-110b (a). The Complaint alleges Edible Arrangements has been damaged in the amount of $97,411,000. The Complaint requests a declaratory judgment in favor of Edible Arrangements, an injunction against the Company’s use of the terms and design, an accounting and payment of the Company’s profits from its sale of edible fruit arrangements, a trebling of the Company’s profits from such sales or of any damages sustained by Edible Arrangements, punitive damages, and attorneys’ fees. On November 24, 2014, the Complaint was amended to add a breach of contract claim for use of these terms and the design, based on a contract that had been entered by one of the Company’s subsidiaries prior to its acquisition by the Company. The time for the Company to respond to the Complaint had been January 30, 2015, by Order of the Court entered December 15, 2014.

On January 29, 2015, the Plaintiffs amended the Complaint to add one of the Company’s subsidiaries and to claim its damages were $ 101,436,000. Since the Complaint was amended, the time for the Company to respond to the Complaint and Amended Complaint was extended. By agreement, the date for response is set for February 27, 2015.

The Company believes there are substantial defenses to the claims and expects to defend the claims vigorously.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and in the Unfair Trade Practice matter, the court has not yet ruled as to whether the classes will be certified, and (iii) there is uncertainty as to the outcome of pending motions. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

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

Overview

1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For more than 38 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. 1-800-FLOWERS.COM was named a winner of the 2015 “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management. 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee®. 1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards.

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200 or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® confections brands (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); incredible, carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com); as well as premium branded customizable invitations and personal stationery from FineStationery.com® (www.finestationery.com). The Company’s Celebrations® brand (www.celebrations.com) is a source for creative party ideas, must-read articles, online invitations and e-cards, all created to help people celebrate holidays and the everyday.

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

Including the anticipated contribution of Harry & David from date of acquisition, the Company anticipates generating total annual net revenues in excess of $1.1 billion and Adjusted EBITDA of approximately $90.0 million for Fiscal 2015 (excluding stock based compensation, transaction costs and purchase accounting adjustments related to the Harry & David acquisition and the impact of the Fannie May warehouse fire). It should be noted that the revenue and Adjusted EBITDA projections for Fiscal 2015 do not include the results of Harry & David for the fiscal first quarter of the year, which is typically its lowest in terms of revenues and includes significant losses due to the seasonality of its business. The historical results of Harry & David, as well as applicable pro-forma results are included in the Company’s Form 8-K/A filed on December 16, 2014.

In order to finance the acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to the applicable sublimit) and general corporate purposes.

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed.

As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its state-of-the-art chocolate and confection production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited.

The impact of lost sales related to the fire was approximately $13.8 million with an estimated impact to income from continuing operations before income taxes of $5.6 million during both the three and six months ended December 28, 2014. While the Company has restored operations, it is expected that revenues derived from our Fannie May and Harry London Chocolates business will continue to be impacted by the inability to meet customer requirements during the balance of the fiscal year, albeit to a significantly lesser amount than in our fiscal second quarter of 2015. While no insurance recoveries have been recorded to date related to lost sales, the Company expects that its property and business interruption insurance will cover these losses.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Segment Information

1-800-FLOWERS.COM, Inc. and Subsidiaries

Selected Financial Information - Segment Information

(in thousands)

	Three Months Ended
	December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Transaction and Related Costs	Adjusted Net Revenue	December 29, 2013	% Change
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$99,600	$-	$-	$-	$-	$99,600	$97,133	2.5%
BloomNet Wire Service	20,110	250	-	-	-	20,360	19,912	2.2%
Gourmet Food & Gift Baskets	414,669	13,596	1,621	-	-	429,886	149,624	187.3%
Corporate	312	-	-	-	-	312	203	53.7%
Intercompany eliminations	(416)	-	-	-	-	(416)	(535)	22.2%
Total net revenues from continuing operations	$534,275	$13,846	$1,621	$-	$-	$549,742	$266,337	106.4%

	Three Months Ended
	December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Transaction and Related Costs	Adjusted Gross Profit	December 29, 2013	% Change
Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$38,577	$-	$-	$-	$-	$38,577	$37,643	2.5%
	38.7%	-	-	-	-	38.7%	38.8%
BloomNet Wire Service	11,075	50	-	-	-	11,125	10,764	3.4%
	55.1%	-	-	-	-	54.6%	54.1%
Gourmet Food & Gift Baskets	190,577	5,856	1,621	4,760	-	202,814	62,403	225.0%
	46.0%	-	-	-	-	47.2%	41.7%
Corporate (*)	196	-	-	-	-	196	167	17.4%
	62.8%	-	-	-	-	62.8%	82.3%
Total gross profit from continuing operations	$240,425	$5,906	$1,621	$4,760	$-	$252,712	$110,977	127.7%
	45.0%	42.7%	100.0%	-	-	46.0%	41.7%

	Three Months Ended
EBITDA from continuing operations, excluding stock- based compensation	December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Transaction and Related Costs	Adjusted EBITDA	December 29, 2013	% Change
Category Contribution Margin from continuing operations:
1-800-Flowers.com Consumer Floral	$9,527	$-	$-	$-	$-	$9,527	$8,680	9.8%
BloomNet Wire Service	6,668	50	-	-	-	6,718	6,525	3.0%
Gourmet Food & Gift Baskets	90,455	5,531	1,621	4,760	-	102,367	31,044	229.7%
Category Contribution Margin Subtotal	106,650	5,581	1,621	4,760	-	118,612	46,249	156.5%
Corporate (*)	(23,138)	-	-	-	3,755	(19,383)	(12,514)	-54.9%
EBITDA from continuing operations	$83,512	$5,581	$1,621	$4,760	$3,755	$99,229	$33,735	194.1%

Add: Stock-based compensation	1,515	-	-	-	-	1,515	1,145	32.3%
EBITDA from continuing operations, excluding stock-based compensation	$85,027	$5,581	$1,621	$4,760	$3,755	$100,744	$34,880	188.8%

 1-800-FLOWERS.COM, Inc. and Subsidiaries

Selected Financial Information - Segment Information (continued)

(in thousands)

	Six Months Ended
	December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Transaction and Related Costs	Adjusted Net Revenue	December 29, 2013	% Change
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$173,998	$-	$-	$-	$-	$173,998	$168,682	3.2%
BloomNet Wire Service	40,121	250	-	-	-	40,371	40,258	0.3%
Gourmet Food & Gift Baskets	447,028	13,596	1,621	-	-	462,245	180,863	155.6%
Corporate	512	-	-	-	-	512	398	28.6%
Intercompany eliminations	(681)	-	-	-	-	(681)	(816)	16.5%
Total net revenues from continuing operations	$660,978	$13,846	$1,621	$-	$-	$676,445	$389,385	73.7%

	Six Months Ended
	December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Transaction and Related Costs	Adjusted Gross Profit	December 29, 2013	% Change
Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$67,311	$-	$-	$-	$-	$67,311	$65,601	2.6%
	38.7%	-	-	-	-	38.7%	38.9%
BloomNet Wire Service	22,151	50	-	-	-	22,201	21,547	3.0%
	55.2%	-	-	-	-	55.0%	53.5%
Gourmet Food & Gift Baskets	203,799	5,856	1,621	4,760	-	216,037	74,642	189.4%
	45.6%	-	-	-	-	46.7%	41.3%
Corporate (*)	477	-	-	-	-	477	484	-1.4%
	93.2%	-	-	-	-	93.2%	121.6%
Total gross profit from continuing operations	$293,738	$5,906	$1,621	$4,760	$-	$306,026	$162,274	88.6%
	44.4%	42.7%	100.0%	-	-	45.2%	41.7%

	Six Months Ended
EBITDA from continuing operations, excluding stock- based compensation	December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Transaction and Related Costs	Adjusted EBITDA	December 29, 2013	% Change
Category Contribution Margin from continuing operations:
1-800-Flowers.com Consumer Floral	$16,777	$-	$-	$-	$-	$16,777	$15,109	11.0%
BloomNet Wire Service	13,165	50	-	-	-	13,215	12,964	1.9%
Gourmet Food & Gift Baskets	88,020	5,531	1,621	4,760	-	99,932	28,997	244.6%
Category Contribution Margin Subtotal	117,962	5,581	1,621	4,760	-	129,924	57,070	127.7%
Corporate (*)	(35,977)	-	-	-	4,468	(31,509)	(25,727)	-22.5%

EBITDA from continuing operations	$81,985	$5,581	$1,621	$4,760	$4,468	$98,415	$31,343	214.0%

Add: Stock-based compensation	2,782	-	-	-	-	2,782	2,211	25.8%
EBITDA from continuing operations, excluding stock-based compensation	$84,767	$5,581	$1,621	$4,760	$4,468	$101,197	$33,554	201.6%

1-800-FLOWERS.COM, Inc. and Subsidiaries

Selected Financial Information – Reconciliations of Historical Information

(in thousands)

	Three Months Ended		Six Months Ended
Reconciliation of net income from continuing operations to adjusted net income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.:	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Income from continuing operations	$45,540	$17,483	$40,962	$12,926
Less: Net loss attributable to noncontrolling interest	(231)	(41)	(559)	(41)
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	45,771	17,524	41,521	12,967
Add: Impact of warehouse fire, net of tax	3,527	-	3,527	-
Add: Purchase accounting adjustment to deferred revenue, net of tax	1,024	-	1,024	-
Add: Purchase accounting adjustment for inventory fair value step-up, net of tax	3,008	-	3,008	-
Add: Harry & David transaction and related costs, net of tax	2,373	-	2,824	-
Adjusted income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$55,703	$17,524	$51,904	$12,967

Income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.71	$0.27	$0.65	$0.20
Diluted	$0.68	$0.27	$0.62	$0.20

Adjusted net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.86	$0.27	$0.81	$0.20
Diluted	$0.83	$0.27	$0.78	$0.20

Weighted average shares used in the calculation of net income and adjusted net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	64,443	64,016	64,195	63,907
Diluted	67,061	66,095	66,641	66,383

1-800-FLOWERS.COM, Inc. and Subsidiaries

Selected Financial Information – Reconciliations of Historical Information (continued)

(in thousands)

	Three Months Ended		Years Ended
Reconciliation of income from continuing operations attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA from Continuing Operations, excluding stock-based compensation(**):	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013

Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$45,771	$17,524	$41,521	$12,967
Add:
Interest expense and other, net	2,638	418	3,391	710
Depreciation and amortization	8,679	5,036	13,780	9,725
Income tax expense	26,655	10,798	23,852	7,982
Less:
Net loss attributable to non-controlling interest	231	41	559	41
EBITDA from continuing operations	83,512	33,735	81,985	31,343

Add: Stock-based compensation	1,515	1,145	2,782	2,211
EBITDA from continuing operations, excluding stock-based compensation	85,027	34,880	84,767	33,554

Add: Impact of warehouse fire	5,581	-	5,581	-
Add: Purchase accounting adjustment to deferred revenue, net of tax	1,621	-	1,621	-
Add: Purchase accounting adjustment for inventory fair value step-up	4,760	-	4,760	-
Add: Harry & David transaction and related costs	3,755	-	4,468	-
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$100,744	$34,880	$101,197	$33,554

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

(**)

Performance is measured based on segment contribution margin or segment Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), nor does it include one-time charges or gains. Management utilizes EBITDA, and adjusted financial information, as a performance measurement tool because it considers such information a meaningful supplemental measure of its performance and believes it is frequently used by the investment community in the evaluation of companies with comparable market capitalization. The Company also uses EBITDA and adjusted financial information as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company’s credit agreement uses EBITDA and adjusted financial information to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted financial information is also used by the Company to evaluate and price potential acquisition candidates. EBITDA and adjusted financial information have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 28, 2014	December 29, 2013	% Change	December 28, 2014	December 29, 2013	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$409,082	$180,095	127.1%	$493,120	$260,975	89.0%
Other	125,193	86,242	45.2%	167,858	128,410	30.7%
Total net revenues	$534,275	$266,337	100.6%	$660,978	$389,385	69.7%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three and six months ended December 28, 2014, revenues increased by 100.6% and 69.7%, respectively, in comparison to the same periods of the prior year, primarily as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, as well as organic growth within all three business segments, after adjusting for estimated lost revenues associated with the Thanksgiving Day fire at the Company’s Fannie May warehouse and distribution center of $13.8 million and a $1.6 million revenue adjustment associated with purchase accounting related to the Harry & David acquisition. After adjusting for estimated lost revenue from the warehouse fire, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue, pro-forma revenue increased by 106.4% and 73.7%, during the three and six months ended December 28, 2014, respectively. Excluding the impact of acquisitions, organic revenue, adjusted for the estimated lost revenue from the Fannie May warehouse fire, increased 4.8% and 3.9%, during the three and six months ended December 28, 2014, respectively.

E-commerce revenues (combined online and telephonic) increased by 127.1% and 89.0%, respectively, during the three and six months ended December 28, 2014, primarily as a result of the incremental e-commerce revenue generated by the recent acquisition of Harry & David, as well as organic growth from the Company’s Consumer Floral and Gourmet Food and Gift Baskets segments, offset by the estimated loss of revenues from the warehouse fire. Reflecting the incremental sales from Harry & David, the Company fulfilled approximately 5,302,000 and 6,616,000 orders through its e-commerce sales channels (online and telephonic sales) during the three and six months ended December 28, 2014, respectively, compared to 3,258,000 and 4,523,000 orders during the same periods of the prior year, while average order value was $77.16 and $74.53 during the three and six months ended December 28, 2014, compared to $55.11 and $57.52 during the same periods of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased by 45.2% and 30.7%, respectively, during the three and six months ended December 28, 2014, in comparison to the same periods of the prior year, primarily as a result of the addition of Harry & David’s retail and wholesale revenue, offset in part by the estimated lost sales caused by the Thanksgiving Day warehouse fire.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com and iFlorist brands, which derive revenue from the sale of consumer floral products through their e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues increased 2.5% and 3.2%, respectively, during the three and six months ended December 28, 2014, in comparison to the same periods of the prior year, as a result of increased average order value and slightly higher order volume, and the incremental volume provided by iFlorist, which was acquired in December 2013. Excluding the impact of the acquisition of iFlorist, revenue growth within the 1-800-Flowers.com Consumer Floral segment during the three and six months ended December 28, 2014 was 1.8% and 2.1%, respectively.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 1.0% during the three months ended December 28, 2014 compared to the same period of the prior year as a result of network order volume related increases in transaction fees and clearinghouse revenue, as well as increased accessorial service revenue such as directory advertising, offset in part by slightly lower wholesale revenues, due in part to the aforementioned warehouse fire. Net revenues for the for the six months ended December 28, 2014, remained relatively flat as compared to the same period of the prior year, as network order volume related increases in revenue were offset by lower wholesale revenue due to the estimated lost sales from the warehouse fire and the west coast dock strike. Adjusted for the impact of the warehouse fire, net revenues increased 2.2% and 0.3% during the three and six months ended December 28, 2014, compared to the same periods of the prior year.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Cheryl’s, Fannie May Confections, The Popcorn Factory, 1-800-Baskets/DesignPac, and Stockyards.com. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenue during the three and six months ended December 28, 2014 increased by 177.1% and 147.2%, respectively, in comparison to the same periods of the prior year, driven primarily by the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, and strong organic e-commerce growth from Cheryl’s and 1-800-Baskets, partially offset by reduced revenue from Fannie May, due to the Thanksgiving Day warehouse fire. After adjusting for the estimated lost revenue from the warehouse fire, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue, pro-forma revenue for the Gourmet Food & Gift Baskets segment increased 187.3% and 155.6%, during the three and six months ended December 28, 2014. Excluding the revenue contribution of Harry & David, Gourmet Food & Gift Baskets organic revenue, adjusted for the estimated lost revenue from the Fannie May warehouse fire, increased 6.9% and 6.4%, during the three and six months ended December 28, 2014, respectively.

Gross Profit

	Three Months Ended			Six Months Ended
	December 28, 2014	December 29, 2013	% Change	December 28, 2014	December 29, 2013	% Change
	(dollars in thousands)

Gross profit	$240,425	$110,977	116.6%	$293,738	$162,274	81.0%
Gross margin %	45.0%	41.7%		44.4%	41.7%

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

Gross profit during the three and six months ended December 28, 2014 increased by 116.6% and 81.0%, respectively, in comparison to the same periods of the prior year, primarily as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, as well as organic growth within all three business segments, after adjusting for estimated lost revenues associated with the Thanksgiving Day fire at the Company’s Fannie May warehouse and distribution center. After adjusting for estimated lost revenue from the warehouse fire of $13.8 million, and for the impact of Harry & David purchase accounting adjustments related to deferred revenue of $1.6 million and step-up of inventory to fair value of $4.8 million, gross profit during the three and six months ended December 28, 2014, increased by 127.7% and 88.6%, respectively, in comparison to the same periods of the prior year. Excluding the impact of acquisitions, organic gross profit, adjusted for the estimated lost revenue from the warehouse fire, increased 3.2% during both the three and six months ended December 28, 2014, respectively.

Overall gross margin percentages increased 330 basis points and 270 basis points to 45.0% and 44.4%, respectively, during the three and six months ended December 28, 2014, in comparison to the same periods of the prior year, primarily attributable to the aforementioned Harry & David acquisition, which earns higher margins due to its vertically integrated operations. After adjusting for estimated lost revenue from the warehouse fire, and for the impact of Harry & David purchase accounting adjustments related to deferred revenue and step-up of inventory to fair value, pro-forma gross margin percentage increased to 46.0% and 45.2%, during the three and six months ended December 28, 2014, respectively. Excluding the impact of acquisitions, organic gross margin percentage, adjusted for the estimated lost revenue from the warehouse fire, was 41.0% and 41.4% during the three and six months ended December 28, 2014, respectively.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 2.5% and 2.6%, respectively, during the three and six months ended December 28, 2014, in comparison to the same period of the prior year, due to the aforementioned increase in revenues (including the incremental revenues of iFlorist, acquired in December 2013), while gross margin percentage of 38.7% in both the three and six months ended December 28, 2014 declined 10 basis points and 20 basis points, respectively, primarily due to the lower margins earned by iFlorist.

The BloomNet Wire Service segment gross profit increased by 2.9% and 2.8%, respectively, and gross margin percentage increased 100 basis points and 170 basis points, to 55.1% and 55.2%, respectively, during the three and six months ended December 28, 2014, in comparison to the same periods of the prior year, primarily due to revenue mix, which included growth of higher margin transaction fees, directory advertising and other fees, offset by a reduction in lower margin wholesale product revenues due in part to the aforementioned warehouse fire.

The Gourmet Food & Gift Baskets segment gross profit increased by 205.4% and 173.0%, respectively, during the three and six months ended December 28, 2014, in comparison to the same period of the prior year, driven primarily by the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, and strong organic e-commerce growth from Cheryl’s and 1-800-Baskets, partially offset by reduced revenue from Fannie May, due to the Thanksgiving Day warehouse fire. After adjusting for estimated lost revenue from the warehouse fire of $13.6 million, and for the impact of Harry & David purchase accounting adjustments related to deferred revenue of $1.6 million and step-up of inventory to fair value of $4.8 million, gross profit during the three and six months ended December 28, 2014, increased by 225.0% and 189.4%, respectively, in comparison to the same periods of the prior year. Excluding the impact of acquisitions, organic gross profit, adjusted for the estimated lost revenue from the warehouse fire, increased 4.0% and 4.7% during both the three and six months ended December 28, 2014, respectively. Gross margin percentage increased 430 basis points in both the three and six months ended December 28, 2014, to 46.0% and 45.6%, respectively, primarily attributable to the aforementioned Harry & David acquisition, which earns higher margins due to its vertically integrated operations. After adjusting for estimated lost revenue from the warehouse fire, and for the impact of Harry & David purchase accounting adjustments related to deferred revenue and step-up of inventory to fair value, pro-forma gross margin percentage increased to 47.2% and 46.7%, during the three and six months ended December 28, 2014, respectively. Excluding the impact of the acquisition of Harry & David, organic gross margin percentage, adjusted for the estimated lost revenue from the warehouse fire, was 40.6% during the three and six months ended December 28, 2014, respectively.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	December 28, 2014	December 29, 2013	% Change	December 28, 2014	December 29, 2013	% Change
	(dollars in thousands)

Marketing and sales	$122,026	$57,656	111.6%	$157,598	$92,135	71.1%
Percentage of net revenues	22.8%	21.6%		23.8%	23.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 111.6% and 71.1%, respectively, during the three and six months ended December 28, 2014, in comparison to the same periods of the prior year primarily as a result of the incremental spend due to the acquisitions of Harry & David on September 30, 2014, and iFlorist in December 2013, as well as higher labor and facility costs associated with an increase in Fannie May store count, and an overall increase in variable costs due to sales volume. The increase in marketing and sales as a percentage of net revenues during the three months ended December 28, 2014 was due to the higher marketing and spend ratio of Harry & David, combined with the impact of the warehouse fire. Excluding the impact of acquisitions, organic marketing and sales as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 21.6% and 23.6% during the three and six months ended December 28, 2014, respectively.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	December 28, 2014	December 29, 2013	% Change	December 28, 2014	December 29, 2013	% Change
	(dollars in thousands)

Technology and development	$9,329	$5,319	75.4%	$14,929	$10,717	39.3%
Percentage of net revenues	1.7%	2.0%		2.3%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. Technology and development expenses increased 75.4% and 39.3%, while spend as a percentage of net revenues decreased to 1.7% and 2.3% during the three and six months ended December 28, 2014, respectively, compared to the same periods of the prior year due to the technology and development costs and expense ratio of Harry & David, which was acquired on September 30, 2014. Excluding the impact of acquisitions, organic technology and development expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 2.0% and 2.7% during the three and six months ended December 28, 2014, respectively.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	December 28, 2014	December 29, 2013	% Change	December 28, 2014	December 29, 2013	% Change
	(dollars in thousands)

General and administrative	$25,558	$14,267	79.1%	$39,226	$28,079	39.7%
Percentage of net revenues	4.8%	5.4%		5.9%	7.2%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased by 79.1% and 39.7%, respectively, during the three and six months ended December 28, 2014, compared to the same periods of the prior year, as a result of incremental general and administrative expense of Harry & David, acquired on September 30, 2014, and related transaction expenses of $3.8 million and $4.5 million during the three and six month periods ended December 28, 2014. Excluding the impact of acquisitions, organic general and administrative expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 4.8% and 6.5% during the three and six months ended December 28, 2014, respectively.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	December 28, 2014	December 29, 2013	% Change	December 28, 2014	December 29, 2013	% Change
	(dollars in thousands)

Depreciation and amortization	$8,679	$5,036	72.3%	$13,780	$9,725	41.7%
Percentage of net revenues	1.6%	1.9%		2.1%	2.5%

Depreciation and amortization expense increased by 72.3% and 41.7%, respectively, during the three and six months ended December 28, 2014 in comparison to the same periods of the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, and the amortization of intangibles associated with the acquisition of iFlorist. Excluding the impact of acquisitions, organic depreciation and amortization expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 1.8% and 2.5% during the three and six months ended December 28, 2014, respectively.

Interest Expense and other, net

	Three Months Ended			Six Months Ended
	December 28, 2014	December 29, 2013	% Change	December 28, 2014	December 29, 2013	% Change
	(dollars in thousands)

Interest expense and other, net	$2,638	$418	531.1%	$3,391	$710	377.6%

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

In order to finance the Harry & David acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to re-pay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs.

Interest expense and other, net increased 531.1% and 377.6%, respectively, during the three and six months ended December 28, 2014 in comparison to the same periods of the prior year, as a result of the additional interest expense associated with the Term Loan used to finance the acquisition, as well as related working capital requirements of Harry & David.

Income Taxes

The Company recorded income tax expense from continuing operations of $26.7 million and $23.9 million, respectively, during the three and six months ended December 28, 2014, compared to income tax expense from continuing operations of $10.8 million and $8.0 million, respectively for the same periods of the prior year. The Company’s effective tax rate from continuing operations for the three and six months ended December 28, 2014 was 36.9% and 36.8%, respectively, compared to 38.2% in the same periods of the prior year. The effective rate for fiscal 2015 and fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. At December 28, 2014 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

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

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Net revenues from discontinued operations	$-	$755	$-	$1,661
Loss from discontinued operations, net of tax	$-	$(374)	$-	$(456)
Adjustment to loss on sale of discontinued operations, net of tax	$-	$877	$-	$877
Income (loss) from discontinued operations, net of tax	$-	$503	$-	$421

Liquidity and Capital Resources

Cash Flows

At December 28, 2014, the Company had working capital of $54.6 million, including cash and cash equivalents of $101.2 million, compared to working capital of $17.5 million, including cash and cash equivalents of $5.2 million, at June 29, 2014.

Net cash provided by operating activities of $178.2 million for the six months ended December 28, 2014, was primarily due to the Company’s net income, adjusted by non-cash charges for depreciation and amortization, stock based compensation and the write-off of inventory related to the warehouse fire ($29.5 million), combined with the insurance proceeds from the warehouse fire ($15.0 million), and seasonal changes in working capital, including holiday related decreases in inventory and prepaid items and corresponding increases in accounts payable and accrued expense payments, partially offset by increased accounts receivable related to the recent holiday season, and remaining insurance receivable related to the warehouse fire.

Net cash used in investing activities of $147.4 million for the six months ended December 28, 2014, was primarily attributable to the acquisition of Harry & David on September 30, 2014 for $142.5 million ($133.1 million, net of cash acquired), capital expenditures related to the Company's technology infrastructure, and the completion of the building expansion of Cheryl’s bakery business, doubling the size of the facility in Ohio to accommodate growth of the Company’s cookie and brownie product line.

Net cash provided by financing activities of $65.2 million for the six months ended December 28, 2014 was attributable to borrowings under the Company’s 2014 Credit Facility used to finance the $142.5 million acquisition of Harry & David on September 30, 2014, offset by repayment of the Harry & David’s existing revolving credit facility borrowings of $62.4 million, debt issuance costs, and the acquisition of $5.0 million of treasury stock. As of December 28, 2014, all borrowings under the Company’s Revolver were repaid.

Credit Facility

In order to finance the acquisition of Harry & David, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to re-pay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs.

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

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2014 Credit Facility will be a sufficient source of liquidity. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December..

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of December 28, 2014, $5.6 million remains authorized under the plan.

Contractual Obligations

There have been no material changes outside the ordinary course of business, related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended June 29, 2014, except for additional operating leases assumed as part of the Harry & David acquisition – see Note 14 for a summary of future minimum payments under non-cancelable operating leases with initial terms of one year or more.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends ASC 205, “Presentation of Financial Statements,” and ASC 360, “Property, Plant, and Equipment.” ASU No. 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for the Company’s fiscal year ending July 3, 2016, and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending June 28, 2015. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore exposes the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on its interest expense would be approximately $0.2 million and $0.2 million during the three and six months ended December 28, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 28, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business:

Unfair Trade Practices:

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

Edible Arrangements:

On November 20, 2014, a complaint was filed in the United States District Court for the District of Connecticut by Edible Arrangements LLC and Edible Arrangements International, LLC, alleging that the Company’s use of the terms “Fruit Bouquets,” “Edible,” “Bouquet,” “Edible Fruit Arrangements,” “Edible Arrangements,” and “DoFruit” and its use of a six petal pineapple slice design in connection with marketing and selling edible fruit arrangements constitutes trademark infringement, false designation of origin, dilution, and contributory infringement under the federal Lanham Act, 29 USC § 1114 and 1125(a), common law unfair competition, and a violation of the Connecticut Unfair Trade Practices Act, Connecticut General Statutes § 42-110b (a). The Complaint alleges Edible Arrangements has been damaged in the amount of $97,411,000. The Complaint requests a declaratory judgment in favor of Edible Arrangements, an injunction against the Company’s use of the terms and design, an accounting and payment of the Company’s profits from its sale of edible fruit arrangements, a trebling of the Company’s profits from such sales or of any damages sustained by Edible Arrangements, punitive damages, and attorneys’ fees. On November 24, 2014, the Complaint was amended to add a breach of contract claim for use of these terms and the design, based on a contract that had been entered by one of the Company’s subsidiaries prior to its acquisition by the Company. The time for the Company to respond to the Complaint had been January 30, 2015, by Order of the Court entered December 15, 2014.

On January 29, 2015, the Plaintiffs amended the Complaint to add one of the Company’s subsidiaries and to claim its damages were $ 101,436,000. Since the Complaint was amended, the time for the Company to respond to the Complaint and Amended Complaint was extended. By agreement, the date for response is set for February 27, 2015.

The Company believes there are substantial defenses to the claims and expects to defend the claims vigorously.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and in the Unfair Trade Practice matter, the court has not yet ruled as to whether the classes will be certified, and (iii) there is uncertainty as to the outcome of pending motions. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 29, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of December 28, 2014, $5.6 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2015, which includes the period June 30, 2014 through December 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

6/30/14 – 7/27/14	86.9	$5.58	86.9	$10,145
7/28/13 – 8/31/14	114.0	$5.14	114.0	$9.956
9/1/14 – 9/28/14	10.7	$5.97	10.7	$9,492
9/29/14 – 10/26/14	-	-	-	$9,492
10/27/14 – 11/23/14	416.2	$8.02	416.2	$6,152
11/24/14 – 12/28/14	67.7	$7.79	67.7	$5,621

Total	695.5	$7.19	695.5

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: February 6, 2015	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: February 6, 2015	/s/ William E. Shea
William E. Shea
Senior Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)