Form 10-Q
period 2015-03-29
1 800 FLOWERS COM INC
filed 2015-05-08
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐ No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock:

 28,485,023

(Number of shares of Class A common stock outstanding as of May 1, 2015)

36,777,094

(Number of shares of Class B common stock outstanding as of May 1, 2015)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	March 29, 2015	June 29, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,721	$5,203
Receivables, net	31,493	13,339
Insurance receivable	1,477	-
Inventories	82,350	58,520
Deferred tax assets	6,898	5,156
Prepaid and other	14,953	9,600
Total current assets	189,892	91,818

Property, plant and equipment, net	152,081	60,147
Goodwill	99,690	60,166
Other intangibles, net	58,489	44,616
Deferred tax assets	-	2,002
Other assets	13,005	8,820
Total assets	$513,157	$267,569

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,245	$24,447
Accrued expenses	94,546	49,517
Current maturities of long-term debt	14,509	343
Total current liabilities	142,300	74,307

Long-term debt	121,125	-
Deferred tax liabilities	21,204	649
Other liabilities	8,542	6,495
Total liabilities	293,171	81,451
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	217,944	183,199
Noncontrolling interest in subsidiary	2,042	2,919
Total equity	219,986	186,118
Total liabilities and equity	$513,157	$267,569

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net revenues	$232,237	$179,591	$893,215	$568,976
Cost of revenues	136,915	106,048	504,155	333,159
Gross profit	95,322	73,543	389,060	235,817
Operating expenses:
Marketing and sales	70,574	51,581	228,172	143,716
Technology and development	10,389	6,045	25,318	16,762
General and administrative	22,772	13,865	61,998	41,944
Depreciation and amortization	7,825	4,932	21,605	14,657
Total operating expenses	111,560	76,423	337,093	217,079
Operating income (loss)	(16,238)	(2,880)	51,967	18,738
Interest expense and other, net	1,631	249	5,022	959
Income (loss) from continuing operations before income taxes	(17,869)	(3,129)	46,945	17,779
Income tax expense (benefit) from continuing operations	(7,056)	(1,391)	16,796	6,590
Income (loss) from continuing operations	(10,813)	(1,738)	30,149	11,189
Income from discontinued operations, net of tax	-	13	-	434
Net income (loss)	(10,813)	(1,725)	30,149	11,623
Less: Net loss attributable to noncontrolling interest	(318)	(300)	(877)	(341)
Net income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(10,495)	$(1,425)	$31,026	$11,964

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$(0.16)	$(0.02)	$0.48	$0.18
From discontinued operations	$-	$-	$-	$0.01
Basic net income (loss) per common share	$(0.16)	$(0.02)	$0.48	$0.19

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$(0.16)	$(0.02)	$0.46	$0.17
From discontinued operations	$-	$-	$-	$0.01
Diluted net income (loss) per common share	$(0.16)	$(0.02)	$0.46	$0.18

Weighted average shares used in the calculation of net income (loss) per common share
Basic	64,909	64,214	64,433	64,010
Diluted	64,909	64,214	67,134	66,429

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
		(in thousands)
Net income (loss)	$(10,813)	$(1,725)	$30,149	$11,623
Other comprehensive income (loss) (currency translation)	90	(40)	(262)	(52)
Comprehensive income (loss)	(10,723)	(1,765)	29,887	11,571

Net loss attributable to noncontrolling interest	(318)	(300)	(877)	(341)
Other comprehensive gain (loss) (currency translation) attributable to noncontrolling interest	52	(18)	(78)	(23)
Comprehensive loss attributable to noncontrolling interest	(266)	(318)	(955)	(364)

Comprehensive income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(10,989)	$(1,447)	$28,932	$11,935

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	March 29, 2015	March 30, 2014

Operating activities
Net income	$30,149	$11,623
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	-	869
Gain on sale of discontinued operations	-	(815)
Depreciation and amortization	21,605	14,657
Amortization of deferred financing costs	1,076	229
Deferred income taxes	(4,071)	(1,376)
Non-cash impact of write-offs related to warehouse fire	29,522	-
Acquisition transaction costs	925	-
Bad debt expense	1,170	1,027
Stock based compensation	4,405	3,491
Other non-cash items	748	433
Changes in operating items, excluding the effects of acquisitions:
Receivables	(6,647)	(5,492)
Insurance receivable	(1,477)	-
Inventories	37,448	(5,585)
Prepaid and other	7,489	4,162
Accounts payable and accrued expenses	14,967	197
Other assets	(1,026)	(274)
Other liabilities	679	426

Net cash provided by operating activities	136,962	23,572

Investing activities
Acquisitions, net of cash acquired	(133,117)	(1,385)
Capital expenditures	(20,946)	(14,458)
Investing activities of discontinued operations	-	500
Other	642	18
Net cash used in investing activities	(153,421)	(15,325)

Financing activities
Acquisition of treasury stock	(5,730)	(7,423)
Proceeds from exercise of employee stock options	5,303	334
Proceeds from bank borrowings	239,500	120,000
Repayment of bank borrowings	(169,567)	(120,002)
Debt issuance costs	(5,642)	-
Other	113	4
Net cash provided by (used in) financing activities	63,977	(7,087)

Net change in cash and equivalents	47,518	1,160
Cash and equivalents:
Beginning of period	5,203	154
End of period	$52,721	$1,314

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 29, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 29, 2014.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David Holdings, Inc. (“Harry & David”) on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 20th in fiscal 2014, fell on April 5th in fiscal 2015. As a result of the timing of Easter, during fiscal 2015, a portion of revenue and EBITDA associated with the Easter Holiday shifted into the Company’s fiscal third quarter, from its fiscal fourth quarter of the prior year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” In order to simplify the presentation of debt issuance costs, ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This presentation is consistent with the guidance in Concepts Statement 6, which states that debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs are not assets because they provide no future economic benefit. This new guidance is effective for the Company’s fiscal year ending July 2, 2017 and should be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 2 – Net Income (Loss) Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$(10,813)	$(1,738)	$30,149	$11,189
Less: Net loss attributable to noncontrolling interest	(318)	(300)	(877)	(341)
Income (loss) from continuing operations attributable to1-800-FLOWERS.COM, Inc.	$(10,495)	$(1,438)	$31,026	$11,530

Denominator:
Weighted average shares outstanding	64,909	64,214	64,433	64,010
Effect of dilutive securities (2):
Employee stock options (1)	-	-	1,507	1,075
Employee restricted stock awards	-	-	1,194	1,344
	-	-	2,701	2,419

Adjusted weighted-average shares and assumed conversions	64,909	64,214	67,134	66,429

Net income (loss) per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.16)	$(0.02)	$0.48	$0.18
Diluted	$(0.16)	$(0.02)	$0.46	$0.17

Note (1):

The effect of options to purchase 0.1 million and 0.3 million shares for the three and nine months ended March 29, 2015 and 1.2 million shares for the three and nine months ended March 30, 2014, respectively, were excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

Note (2):

As a result of the net loss from continuing operations attributable to 1-800-FLOWERS.COM, Inc. for the three months ended March 29, 2015 and March 30, 2014, there is no dilutive impact to the net loss per share calculation for the respective periods.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
		(in thousands)
Stock options	$113	$111	$337	$322
Restricted stock	1,510	1,169	4,068	3,169
Total	1,623	1,280	4,405	3,491
Deferred income tax benefit	523	439	1,547	1,270
Stock-based compensation expense, net	$1,100	$841	$2,858	$2,221

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
		(in thousands)
Marketing and sales	$535	$320	$1,352	$968
Technology and development	114	64	283	239
General and administrative	974	896	2,770	2,284
Total	$1,623	$1,280	$4,405	$3,491

The following table summarizes stock option activity during the nine months ended March 29, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at June 29, 2014	4,339,790	$3.80
Granted	50,000	$8.15
Exercised	(818,827)	$6.44
Forfeited	(216,474)	$8.44
Outstanding at March 29, 2015	3,354,489	$2.91	4.43	$29,505

Options vested or expected to vest at March 29, 2015	3,269,489	$2.92	4.37	$28,743
Exercisable at March 29, 2015	2,118,189	$3.09	3.29	$18,260

As of March 29, 2015, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.8 million and the weighted average period over which these awards are expected to be recognized was 4.1 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 29, 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 29, 2014	2,686,685	$3.90
Granted	945,882	$8.02
Vested	(1,154,173)	$3.48
Forfeited	(137,118)	$7.21
Non-vested at March 29, 2015	2,341,276	$5.58

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 29, 2015, there was $9.5 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.8 years.

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

Harry & David contributed net revenues of $319.9 million and operating income of approximately $41.6 million from September 30, 2014 through March 29, 2015. These amounts are not necessarily indicative of the results of operations that Harry & David would have realized had it continued to operate as a stand-alone company during the period presented due to integration activities since the acquisition date, and due to costs that are now reflected in the Company’s unallocated corporate costs which are not allocated to Harry & David.

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three and nine months ended March 29, 2015 and March 30, 2014, give effect to the Harry & David acquisition as if it had been completed on July 1, 2013. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net revenues from continuing operations	$232,237	$230,603	$923,812	$912,122
Income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$(9,182)	$(14,918)	$24,388	$26,095
Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.14)	$(0.23)	$0.36	$0.41

The unaudited pro forma amounts above include the following adjustments:

(1)

An increase of net revenues and a decrease of cost of sales by $1.6 million and $4.8 million, respectively, to reflect the impact of purchase accounting adjustments related to Harry & David’s deferred revenue and inventory fair value step-up in the nine months ended March 29, 2015.

(2)

A decrease of operating expenses by $1.7 million and $14.0 million during the three and nine months ended March 29, 2015, respectively, to eliminate non-recurring acquisition costs ($0 and $11.9 million during the three and nine months ended March 29, 2015) and integration costs ($1.7 million and $2.1 million during the three and nine months ended March 29, 2015) directly related to the transaction.

(3)

An increase to interest expense by $1.1 million for the nine months ended March 29, 2015, and $1.2 million and $3.7 million for the three and nine months ended March 30, 2014, respectively, to reflect the incremental impact of the 2014 Credit Facility utilized to finance the acquisition, assuming our new credit facility was in place on July 1, 2013.

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

The measurement period adjustments did not have a significant impact on our condensed consolidated statements of income for the three and nine months ended March 29, 2015. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheet as of June 29, 2014. Therefore, we have not retrospectively adjusted this financial information.

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

Operating results of the Company’s membership interest in iFlorist are reflected in the Company’s condensed consolidated financial statements from the date of acquisition, essentially all of which is included within the 1-800-Flowers.com Consumer Floral segment. Pro forma results of operations have not been presented, as the impact on the Company’s condensed consolidated financial results would not have been material.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for resale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 29, 2015	June 29, 2014
	(in thousands)
Finished goods	$38,788	$30,859
Work-in-process	9,514	8,566
Raw materials	34,048	19,095
	$82,350	$58,520

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at June 29, 2014	$16,691	$-	$43,475	$60,166
Harry & David acquisition	-	-	38,635	38,635
iFlorist measurement period adjustment	1,320	-	-	1,320
iFlorist translation adjustment	(429)	-	-	(429)
Other	-	-	(2)	(2)
Balance at March 29, 2015	$17,582	$-	$82,108	$99,690

The Company’s other intangible assets consist of the following:

		March 29, 2015			June 29, 2014
	Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$5,700	$1,720	$7,420	$5,621	$1,799
Customer lists	3 - 10	19,125	14,119	5,006	17,313	12,818	4,495
Other	5 - 8	2,538	2,538	-	2,538	2,538	-
		29,083	22,357	6,726	27,271	20,977	6,294

Trademarks with indefinite lives		51,763	-	51,763	38,322	-	38,322
Total identifiable intangible assets		$80,846	$22,357	$58,489	$65,593	$20,977	$44,616

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairment was recognized for the three and nine months ended March 29, 2015. Future estimated amortization expense is as follows: remainder of fiscal 2015 - $0.4 million, fiscal 2016 - $1.9 million, fiscal 2017 - $1.3 million, fiscal 2018 - $1.1 million, fiscal 2019 - $0.6 million and thereafter - $1.4 million.

Note 7 – Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $3.0 million as of March 29, 2015 and $3.2 million as of June 29, 2014, and is included in Other assets within the condensed consolidated balance sheets. The Company’s equity in the net loss of Flores Online for three and nine months ended March 29, 2015 and March 30, 2014 was less than $0.1 million and $0.2 million, respectively.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s condensed consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.7 million as of March 29, 2015 and $0.8 million as of June 29, 2014. In addition, the Company had notes receivable from a company it maintains an investment in of $0.3 million as of March 29, 2015 and $0.5 million as of June 29, 2014.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included in Other assets in the condensed consolidated balance sheets (see Note 10).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the condensed consolidated statement of operations.

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	March 29, 2015	June 29, 2014
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	135,375	-
Bank loan (2)	233	343
Other	26	-
Total debt	135,634	343
Less short-term debt	14,509	343
Long-term debt	$121,125	$-

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

Although the Company had restored operations prior to the end of March 29, 2015, revenues derived from our Fannie May and Harry London Chocolates during the fiscal third quarter were impacted due to limited product supply in the Company’s retail stores. The Company does not believe that there will be any further significant impact from this issue beyond the quarter ended March 29, 2015.

The impact of lost sales related to the fire was estimated to be $3.4 and $17.3 million, during the three and nine months ended March 29, 2015, with corresponding loss of income from continuing operations before income taxes of $1.0 and $6.6 million, respectively. While no insurance recoveries have been recorded to date related to lost sales, the Company expects that its property and business interruption insurance will cover these losses.

The following table reflects the incremental costs related to the fire and related insurance recovery for the three and nine months ended March 29, 2015:

Loss on inventory	$29,522
Other fire related costs	1,955
31,477
Less: Fire related recoveries	(31,477)
Fire related charges, net	$—

Through March 29, 2015, the Company has incurred fire related costs totaling $31.5 million, including a $29.5 million write-down of inventory. Based on the provisions of the Company's insurance policies and management's estimates, the losses incurred have been reduced by the estimated insurance recoveries. The Company has determined that recovery of the incurred losses, including amounts related to the retentions described above, is probable and recorded $31.5 million of insurance recoveries through March 29, 2015. Through March 29, 2015, the Company received $30.0 million of insurance proceeds, representing an advance of funds. As a result, the insurance receivable balance was $1.5 million as of March 29, 2015.

Note 10 - Fair Value Measurements

Cash and cash equivalents, receivables, accounts payable and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The Company’s long-term debt also approximates fair value due to the variable nature of the underlying interest. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$2,845	$2,845	$-	$-
	$2,845	$2,845	$-	$-

(1)

The Company maintains a Non-qualified Deferred Compensation Plan for certain members of senior management. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan. Trading securities held in the trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability included in Other liabilities, in the condensed consolidated balance sheets.

The following table presents, by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2014:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities):
Trading securities held in a “rabbi trust” (1)	$2,146	$2,146	$-	$-
	$2,146	$2,146	$-	$-

(1)

The Company maintains a Non-qualified Deferred Compensation Plan for certain members of senior management. Deferred compensation is invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan. Trading securities held in the trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability included in Other liabilities, in the condensed consolidated balance sheets.

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and nine months ended March 29, 2015 was 39.5% and 35.8% respectively, compared to 44.5% and 37.1% in the same periods of the prior year. The effective rate for fiscal 2015 and fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company concluded its federal examination for fiscal 2011 during the quarter ended December 29, 2013, however, fiscal years 2012 through 2014 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2008. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 29, 2015 the Company has remaining unrecognized tax positions of approximately $0.5 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Note 12 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

●	1-800-Flowers.com Consumer Floral,
●	BloomNet Wire Service, and
●	Gourmet Food and Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (1) below), nor does it include depreciation and amortization, other income and income taxes, or stock-based compensation and Harry & David transaction/integration costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Three Months Ended		Nine Months Ended
Net Revenues from Continuing Operations	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
		(in thousands)

Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$116,705	$122,256	$290,703	$290,938
BloomNet Wire Service	22,950	22,571	63,071	62,829
Gourmet Food & Gift Baskets	92,951	35,330	539,979	216,193
Corporate (1)	283	202	795	600
Intercompany eliminations	(652)	(768)	(1,333)	(1,584)
Total net revenues	$232,237	$179,591	$893,215	$568,976

	Three Months Ended		Nine Months Ended
Operating Income from Continuing Operations	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
		(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$12,557	$11,165	$29,334	$26,274
Bloomnet Wire Service (*)	7,290	7,079	20,455	20,043
Gourmet Food & Gift Baskets (*)	(5,413)	(3,180)	82,607	25,817
Segment Contribution Margin Subtotal	14,434	15,064	132,396	72,134
Corporate (**)	(22,847)	(13,012)	(58,824)	(38,739)
Depreciation and amortization	(7,825)	(4,932)	(21,605)	(14,657)
Operating income	$(16,238)	$(2,880)	$51,967	$18,738

(*)

Refer to Note 9 - Fire at the Fannie May warehouse and distribution facility.  On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility.

As a result of the fire, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during its fiscal second and third quarter.

The impact of lost sales related to the fire was estimated to be $3.4 and $17.3 million during the three and nine months ended March 29, 2015, with a corresponding loss of income from continuing operations before income taxes of $1.0 and $6.6 million, respectively. The Company does not believe that there will be any further significant impact from this issue beyond the quarter ended March 29, 2015.

(**)

Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation, and during the three and nine months ended March 29, 2015 acquisition and integration costs related to the acquisition of Harry & David, in the amount of $1.7 million and $6.2 million, respectively. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment. The Company has commenced integrating Harry & David into its operating platforms, and as such, their operating costs have been classified in a similar manner.

Note 13-Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of The Winetasting Network in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of Winetasting Network as a discontinued operation for fiscal 2014.

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Net revenues from discontinued operations	$-	$9	$-	$1,669
Income from discontinued operations, net of tax	$-	$13	$-	$434

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

As of March 29, 2015 future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)

2015	$6,147
2016	21,777
2017	18,581
2018	15,050
2019	11,720
Thereafter	47,100
Total minimum lease payments	$120,375

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business:

In re Trilegiant Corporation, Inc. (Frank v.Trilegiant Corporation, Inc., et al):

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Company filed its Answer to the Complaint on May 12, 2014. On March 26, 2015, the Court denied plaintiffs’ motions and the parties are now preparing to engage in discovery.

Edible Arrangements:

On November 20, 2014, a complaint was filed in the United States District Court for the District of Connecticut by Edible Arrangements LLC and Edible Arrangements International, LLC, alleging that the Company’s use of the terms “Fruit Bouquets,” “Edible,” “Bouquet,” “Edible Fruit Arrangements,” Edible Arrangements,” and “DoFruit” and its use of a six petal pineapple slice design in connection with marketing and selling edible fruit arrangements constitutes trademark infringement, false designation of origin, dilution, and contributory infringement under the federal Lanham Act, 29 USC § 1114 and 1125(a), common law unfair competition, and a violation of the Connecticut Unfair Trade Practices Act, Connecticut General Statutes § 42-110b (a). The Complaint alleges Edible Arrangements has been damaged in the amount of $97,411,000. The Complaint requests a declaratory judgment in favor of Edible Arrangements, an injunction against the Company’s use of the terms and design, an accounting and payment of the Company’s profits from its sale of edible fruit arrangements, a trebling of the Company’s profits from such sales or of any damages sustained by Edible Arrangements, punitive damages, and attorneys’ fees. On November 24, 2014, the Complaint was amended to add a breach of contract claim for use of these terms and the design, based on a contract that had been entered by one of the Company’s remote subsidiaries prior to its acquisition by the Company.

On January 29, 2015, the Plaintiffs amended the Complaint to add one of the Company’s subsidiaries and to claim its damages were $ 101,436,000. The Company filed an Answer and a Counterclaim on February 27, 2015. The Answer asserts substantial defenses, including fair use by the Company of generic and descriptive terms, as expressly permitted under the Lanham Act, invalidity of Edible Arrangements’ trademark registrations on grounds of fraud and trademark misuse, lack of exclusive rights on the part of Edible Arrangements, functionality of the claimed design mark, acquiescence, estoppel, and Edible Arrangements’ use of the claimed trademarks in violation of the antitrust laws.

The Counterclaim seeks a declaratory judgment of lack of infringement and invalidity of claimed marks, cancellation of Edible Arrangements’ registrations due to its fraud and misuse, genericism, and lack of secondary meaning as to any terms deemed descriptive, and damages in an amount to be determined for violation of the antitrust provisions of the federal Sherman Act and the Connecticut Unfair Trade Practices Act.

Discovery has recently begun and Edible Arrangements filed a motion to dismiss the Company’s Sherman Act and Connecticut Unfair Trade Practices Act claims. Under the Court’s schedule, the Company’s response to the motion has not yet been filed. By its Order dated May 4, 2015, the court ordered a phasing of the case and bifurcated the antitrust Counterclaim from the infringement claims.

The Company believes its Counterclaims to the Edible Arrangements’ claims are meritorious and that there are substantial defenses to both of the claims above and expects to defend the claims vigorously.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and in the Frank v. Trilegiant Corporation, Inc. matter, the court has not yet ruled as to whether the classes will be certified, and (iii) there is uncertainty as to the outcome of pending motions. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

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

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc (Harry & David), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The transaction, at a purchase price of $142.5 million, included the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $386 million in fiscal 2014, with adjusted EBITDA of approximately $28 million.

Including the anticipated contribution of Harry & David from date of acquisition, the Company anticipates generating total annual net revenues in excess of $1.1 billion and adjusted EBITDA in excess of $90.0 million for fiscal 2015 (excluding stock based compensation, transaction/integration costs and purchase accounting adjustments related to the Harry & David acquisition and the impact of the Fannie May warehouse fire). It should be noted that the revenue and Adjusted EBITDA projections for fiscal 2015 do not include the results of Harry & David for the fiscal first quarter of the year, which is typically its lowest in terms of revenues and includes significant losses due to the seasonality of its business. The historical results of Harry & David, as well as applicable pro-forma results are included in the Company’s Form 8-K/A filed on December 16, 2014.

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

Although the Company had restored operations prior to the end of March 29, 2015, revenues derived from our Fannie May and Harry London Chocolates during the fiscal third quarter were impacted due to limited product supply in the Company’s retail stores and for wholesale. The Company does not believe that there will be any further significant impact from this issue beyond the quarter ended March 29, 2015.

The impact of lost sales related to the fire was estimated to be $3.4 and $17.3 million, during the three and nine months ended March 29, 2015, with corresponding loss of income from continuing operations before income taxes of $1.0 and $6.6 million, respectively. While no insurance recoveries have been recorded to date related to lost sales, the Company expects that its property and business interruption insurance will cover these losses.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Segment Information

1-800-FLOWERS.COM, Inc. and Subsidiaries

Selected Financial Information - Segment Information

(in thousands)

	Three Months Ended
	March 29, 2015	Impact of Warehouse Fire	Impact of Acquisition Costs	Impact of Integration and Severance Costs	Adjusted March 29, 2015	March 30, 2014	% Change
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$116,705	$-	$-	$-	$116,705	$122,256	-4.5%
BloomNet Wire Service	22,950	100	-	-	23,050	22,571	2.1%
Gourmet Food & Gift Baskets	92,951	3,338	-	-	96,289	35,330	172.5%
Corporate	283	-	-	-	283	202	40.1%
Intercompany eliminations	(652)	-	-	-	(652)	(768)	15.1%
Total net revenues from continuing operations	$232,237	$3,438	$-	$-	$235,675	$179,591	31.2%

	Three Months Ended
	March 29, 2015	Impact of Warehouse Fire	Impact of Acquisition Costs	Impact of Integration and Severance Costs	Adjusted March 29, 2015	March 30, 2014	% Change

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$45,716	$-	$-	$-	$45,716	$47,565	-3.9%
	39.2%	-	-	-	39.2%	38.9%
BloomNet Wire Service	12,574	20	-	-	12,594	12,019	4.8%
	54.8%	-	-	-	54.6%	53.3%
Gourmet Food & Gift Baskets	36,846	888	-	-	37,734	13,686	175.7%
	39.6%	-	-	-	39.2%	38.7%
Corporate (*)	186	-	-	-	186	273	-31.9%
	65.7%	-	-	-	65.7%	135.1%
Total gross profit from continuing operations	$95,322	$908	$-	$-	$96,230	$73,543	30.8%
	41.0%	26.4%	-%	-%	40.8%	41.0%

	Three Months Ended
EBITDA from continuing operations, excluding stock- based compensation	March 29, 2015	Impact of Warehouse Fire	Impact of Acquisition Costs	Impact of Integration and Severance Costs	Adjusted March 29, 2015	March 30, 2014	% Change
Category Contribution Margin from continuing operations:
1-800-Flowers.com Consumer Floral	$12,557	$-	$-	$-	$12,557	$11,165	12.5%
BloomNet Wire Service	7,290	20	-	-	7,310	7,079	3.3%
Gourmet Food & Gift Baskets	(5,413)	955	-	-	(4,458)	(3,180)	-40.2%
Category Contribution Margin Subtotal	14,434	975	-	-	15,409	15,064	2.3%
Corporate (*)	(22,847)	-	-	1,730	(21,117)	(13,012)	-62.3%
EBITDA from continuing operations	(8,413)	975	-	1,730	(5,708)	2,052	-378.2%
Add: Stock-based compensation	1,623	-	-	-	1,623	1,279	26.9%
EBITDA from continuing operations, excluding stock-based compensation	$(6,790)	$975	$-	$1,730	$(4,085)	$3,331	-222.6%

	Nine Months Ended
	March 29, 2015	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Acquisition Costs	Impact of Integration and Severance Costs	Adjusted March 29, 2015	March 30, 2014	% Change
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$290,703	$-	$-	$-	$-	$-	$290,703	$290,938	-0.1%
BloomNet Wire Service	63,071	350	-	-	-	-	63,421	62,829	0.9%
Gourmet Food & Gift Baskets	539,979	16,934	1,621	-	-	-	558,534	216,193	158.3%
Corporate	795	-	-	-	-	-	795	600	32.5%
Intercompany eliminations	(1,333)	-	-	-	-	-	(1,333)	(1,584)	15.8%
Total net revenues from continuing operations	$893,215	$17,284	$1,621	$-	$-	$-	$912,120	$568,976	60.3%

	Nine Months Ended
	March 29, 2015	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Acquisition Costs	Impact of Integration and Severance Costs	Adjusted March 29, 2015	March 30, 2014	% Change
Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$113,027	$-	$-	$-	$-	$-	$113,027	$113,166	-0.1%
	38.9%	-	-	-	-	-	38.9%	38.9%
BloomNet Wire Service	34,725	70	-	-	-	-	34,795	33,566	3.7%
	55.1%	-	-	-	-	-	54.9%	53.4%
Gourmet Food & Gift Baskets	240,645	6,745	1,621	4,760	-	-	253,771	88,328	187.3%
	44.6%	-	-	-	-	-	45.4%	40.9%
Corporate (*)	663	-	-	-	-	-	663	757	-12.4%
	83.4%	-	-	-	-	-	83.4%	126.2%
Total gross profit from continuing operations	$389,060	$6,815	$1,621	$4,760	$-	$-	$402,256	$235,817	70.6%
	43.6%	39.4%	-%	-%	-%	-%	44.1%	41.4%

	Nine Months Ended
EBITDA from continuing operations, excluding stock- based compensation	March 29, 2015	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Acquisition Costs	Impact of Integration and Severance Costs	Adjusted March 29, 2015	March 30, 2014	% Change
Category Contribution Margin from continuing operations:
1-800-Flowers.com Consumer Floral	$29,334	$-	$-	$-	$-	$-	$29,334	$26,274	11.6%
BloomNet Wire Service	20,455	70	-	-	-	-	20,525	20,043	2.4%
Gourmet Food & Gift Baskets	82,607	6,486	1,621	4,760	-	-	95,474	25,817	269.8%
Category Contribution Margin Subtotal	132,396	6,556	1,621	4,760	-	-	145,333	72,134	101.5%
Corporate (*)	(58,824)	-	-	-	4,062	2,135	(52,627)	(38,739)	-35.9%
EBITDA from continuing operations	$73,572	$6,556	$1,621	$4,760	$4,062	$2,135	$92,706	$33,395	177.6%

Add: Stock-based compensation	4,405	-	-	-	-	-	4,405	3,491	26.2%
EBITDA from continuing operations, excluding stock-based compensation	$77,977	$6,556	$1,621	$4,760	$4,062	$2,135	$97,111	$36,886	163.3%

1-800-FLOWERS.COM, Inc. and Subsidiaries

Selected Financial Information – Reconciliations of Historical Information

(in thousands)

	Three Months Ended		Nine Months Ended
Reconciliation of net income (loss) from continuing operations to adjusted net income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.:	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014

Income (loss) from continuing operations	$(10,813)	$(1,738)	$30,149	$11,189
Less: Net loss attributable to noncontrolling interest	(318)	(300)	(877)	(341)
Income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	(10,495)	(1,438)	31,026	11,530
Add: Impact of warehouse fire, net of tax	726	-	4,253	-
Add: Purchase accounting adjustment to deferred revenue, net of tax	-	-	1,052	-
Add: Purchase accounting adjustment for inventory fair value step-up, net of tax	-	-	3,088	-
Add: Integration and severance costs, net of tax	1,236	-	1,385	-
Add: Acquisition costs, net of tax	77	-	2,636	-
Adjusted income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$(8,456)	$(1,438)	$43,440	$11,530
Less: Income (loss) attributable to Harry & David	(8,798)	-	29,707	-
Adjusted income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc., excluding income (loss) attributable to Harry & David	$342	$(1,438)	$13,733	$11,530

Income (loss) per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.16)	$(0.02)	$0.48	$0.18
Diluted	$(0.16)	$(0.02)	$0.46	$0.17

Adjusted net income (loss) per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.13)	$(0.02)	$0.67	$0.18
Diluted	$(0.13)	$(0.02)	$0.65	$0.17

Adjusted net income (loss) per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc. , excluding income (loss) attributable to Harry & David
Basic	$0.01	$(0.02)	$0.21	$0.18
Diluted	$0.01	$(0.02)	$0.20	$0.17

Weighted average shares used in the calculation of net income (loss) and adjusted net income (loss) per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.

Basic	64,909	64,214	64,433	64,010
Diluted	67,571	64,214	67,134	66,429

	Three Months Ended		Nine Months Ended

Reconciliation of income (loss) from continuing operations attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA from Continuing Operations, excluding stock-based compensation(**) and EBITDA attributable to Harry & David:

	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014

Income (loss) from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$(10,495)	$(1,438)	$31,026	$11,530
Add:
Interest expense and other, net	1,631	249	5,022	959
Depreciation and amortization	7,825	4,932	21,605	14,657
Income tax expense	-	-	16,796	6,590
Less:
Net loss attributable to noncontrolling interest	318	300	877	341
Income tax benefit	7,056	1,391	-	-
EBITDA from continuing operations	(8,413)	2,052	73,572	33,395

Add: Stock-based compensation	1,623	1,279	4,405	3,491
EBITDA from continuing operations, excluding stock-based compensation	(6,790)	3,331	77,977	36,886

Add: Impact of warehouse fire	975	-	6,556	-
Add: Purchase accounting adjustment to deferred revenue, net of tax	-	-	1,621	-
Add: Purchase accounting adjustment for inventory fair value step-up	-	-	4,760	-
Add: Acquisition costs	-	-	4,062	-
Add: Integration and severance costs	1,730	-	2,135	-
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$(4,085)	$3,331	$97,111	$36,886

Less: EBITDA attributable to Harry & David	(10,591)	-	53,912	-

Adjusted EBITDA from continuing operations, excluding stock-based compensation and EBITDA attributable to Harry & David	$6,506	$3,331	$43,199	$36,886

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

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	March 29, 2015	March 30, 2014	% Change	March 29, 2015	March 30, 2014	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$177,903	$139,918	27.1%	$671,023	$400,893	67.4%
Other	54,334	39,673	37.0%	222,192	168,083	32.2%
Total net revenues	232,237	179,591	29.3%	893,215	568,976	57.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three and nine months ended March 29, 2015, revenues increased by 29.3% and 57.0%, respectively, in comparison to the same periods of the prior year, primarily as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the timing of the Easter holiday which occurred on April 5, 2015 compared to April 20, 2014 in fiscal 2014, as well as organic growth within the Gourmet Food & Gift Baskets segment. After adjusting for lost revenue associated with the Thanksgiving Day fire at the Company’s Fannie May warehouse and distribution center, estimated to be $3.4 and $17.3 million during the three and nine months ended March 29, 2015, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue of $1.6 million during the nine months ended March 29, 2015, pro-forma revenue increased by 31.2% and 60.3%, during the three and nine months ended March 29, 2015, respectively. Excluding the impact of acquisitions, organic revenue, adjusted for the estimated lost revenue from the Fannie May warehouse fire and the timing of the Easter holiday, increased 0.4% and 2.8%, during the three and nine months ended March 29, 2015, respectively.

E-commerce revenues (combined online and telephonic) increased by 27.1% and 67.4%, respectively, during the three and nine months ended March 29, 2015, primarily as a result of the incremental e-commerce revenue generated by the recent acquisition of Harry & David, the timing of the Easter holiday as well as organic growth from the Company’s Gourmet Food and Gift Baskets segment, offset by the estimated loss of revenues from the warehouse fire. Reflecting the incremental sales from Harry & David, the Company fulfilled approximately 2,722,000 and 9,233,000 orders through its e-commerce sales channels (online and telephonic sales) during the three and nine months ended March 29, 2015, respectively, compared to 2,211,000 and 6,735,000 orders during the same periods of the prior year, while average order value was $65.37 and $72.68 during the three and nine months ended March 29, 2015, compared to $63.27 and $59.41 during the same periods of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased by 37.0% and 32.2%, respectively, during the three and nine months ended March 29, 2015, in comparison to the same periods of the prior year, primarily as a result of the addition of Harry & David’s retail and wholesale revenue, offset in part by the estimated lost sales caused by the Thanksgiving Day warehouse fire.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com and iFlorist brands, which derive revenue from the sale of consumer floral products through their e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements. Net revenues decreased 4.5% and 0.1%, respectively, during the three and nine months ended March 29, 2015, in comparison to the same periods of the prior year, as a result of lower order volume resulting from the Saturday date placement of Valentine’s Day, partially offset by the incremental volume provided by iFlorist, which was acquired in December 2013, and the timing of the Easter holiday. Excluding the impact of the acquisition of iFlorist and the timing of the Easter holiday, revenue within the 1-800-Flowers.com Consumer Floral segment during the three and nine months ended March 29, 2015 declined 4.8% and 0.8%, respectively.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 1.7% and 0.4% during the three and nine months ended March 29, 2015 compared to the same periods of the prior year due to membership fee pricing initiatives and increased accessorial service revenue such as directory advertising, offset in part by slightly lower wholesale revenues as a result of decreased demand and the west coast dock strike, as well as lost sales from the warehouse fire. Adjusted for the impact of the warehouse fire and the iFlorist acquisition, net revenues increased 1.7% and 0.7% during the three and nine months ended March 29, 2015, compared to the same period of the prior year.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Cheryl’s, Fannie May Confections, The Popcorn Factory, 1-800-Baskets/DesignPac, and Stockyards.com. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenue during the three and nine months ended March 29, 2015 increased by 163.1% and 149.8%, respectively, in comparison to the same periods of the prior year, driven primarily by the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the timing of the Easter holiday and strong organic e-commerce growth from Cheryl’s and 1-800-Baskets, partially offset by reduced revenue from Fannie May, due to the Thanksgiving Day warehouse fire. After adjusting for the estimated lost revenue from the warehouse fire, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue, pro-forma revenue for the Gourmet Food & Gift Baskets segment increased 172.5% and 158.3%, during the three and nine months ended March 29, 2015. Excluding the revenue contribution of Harry & David, Gourmet Food & Gift Baskets organic revenue, adjusted for the estimated lost revenue from the Fannie May warehouse fire and the timing of the Easter holiday, increased 16.7% and 8.1%, during the three and nine months ended March 29, 2015, respectively.

Gross Profit

	Three Months Ended			Nine Months Ended
	March 29, 2015	March 30, 2014	% Change	March 29, 2015	March 30, 2014	% Change
	(dollars in thousands)

Gross profit	95,322	73,543	29.6%	389,060	235,817	65.0%
Gross margin %	41.0%	41.0%		43.6%	41.4%

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

Gross profit during the three and nine months ended March 29, 2015 increased by 29.6% and 65.0%, respectively, in comparison to the same periods of the prior year, primarily as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, the timing of the Easter holiday, as well as organic growth within the Gourmet Food & Gift Baskets segment, after adjusting for estimated lost revenues associated with the Thanksgiving Day fire at the Company’s Fannie May warehouse and distribution center. After adjusting for estimated lost gross profit from the warehouse fire of $0.9 million and $6.8 million during the three and nine months ended March 29, 2015 respectively, and for the impact of Harry & David purchase accounting adjustments related to deferred revenue of $1.6 million and step-up of inventory to fair value of $4.8 million during the nine months ended March 29, 2015, gross profit during the three and nine months ended March 29, 2015, increased by 30.8% and 70.6%, respectively, in comparison to the same periods of the prior year. Excluding the impact of acquisitions, organic gross profit, adjusted for the estimated lost revenue from the warehouse fire and the timing of the Easter holiday, increased 3.5% and 3.3% during the three and nine months ended March 29, 2015, respectively.

Overall gross margin percentage of 41.0%, during the three months ended March 29, 2015, was consistent with the same period of the prior year, as higher margins across all individual segments were offset by the impact of the mix of revenue derived from the Gourmet Food & Gift Baskets segment due to the acquisition of Harry & David. The gross margin percentage increased 220 basis points to 43.6%, during the nine months ended March 29, 2015, in comparison to the same period of the prior year, primarily attributable to the aforementioned Harry & David acquisition, which earns higher margins due to its vertically integrated operations. After adjusting for the estimated lost gross profit from the warehouse fire for the three and nine months ended March 29, 2015 and for the impact of Harry & David purchase accounting adjustments related to deferred revenue and step-up of inventory to fair value for the nine months ended March 29, 2015, pro-forma gross margin percentage decreased slightly to 40.8% for the three months ended March 29, 2015 and increased to 44.1% during the nine months ended March 29, 2015 due to the impact of Harry & David. Excluding the impact of acquisitions, organic gross margin percentage, adjusted for the estimated lost revenue from the warehouse fire and the timing of the Easter holiday, was 42.5% and 41.7% during the three and nine months ended March 29, 2015, respectively.

The 1-800-Flowers.com Consumer Floral segment gross profit decreased by 3.9% and 0.1%, respectively, during the three and nine months ended March 29, 2015, in comparison to the same periods of the prior year, due to the aforementioned decline in revenues. Gross margin percentage of 39.2% during the three months ended March 29, 2015 increased 30 basis points in comparison to the prior year due to sourcing and logistics initiatives. Gross margin percentage was 38.9% during the nine months ended March 29, 2015 and March 30, 2014 as sourcing and logistics improvements were offset by lower margins earned by iFlorist, which was acquired in December 2013.

The BloomNet Wire Service segment gross profit increased by 4.6% and 3.5%, respectively, and gross margin percentage increased 150 basis points and 170 basis points, to 54.8% and 55.1%, respectively, during the three and nine months ended March 29, 2015, in comparison to the same periods of the prior year, primarily due to revenue mix, which included growth of higher margin transaction fees, directory advertising and other fees, offset by a reduction in lower margin wholesale product revenues due in part to the aforementioned warehouse fire.

The Gourmet Food & Gift Baskets segment gross profit increased by 169.2% and 172.4%, respectively, during the three and nine months ended March 29, 2015, in comparison to the same periods of the prior year, driven primarily by the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, and strong organic e-commerce growth from Cheryl’s and 1-800-Baskets, partially offset by reduced revenue from Fannie May, due to the Thanksgiving Day warehouse fire. After adjusting for estimated lost gross profit from the warehouse fire of $0.9 million and $6.7 million during the three and nine months ended March 29, 2015 respectively, and for the impact of Harry & David purchase accounting adjustments related to deferred revenue of $1.6 million and step-up of inventory to fair value of $4.8 million during the nine months ended March 29, 2015, gross profit during the three and nine months ended March 29, 2015, increased by 175.5% and 187.3%, respectively, in comparison to the same periods of the prior year. Excluding the impact of acquisitions, organic gross profit, adjusted for the estimated lost revenue from the warehouse fire and the timing of the Easter holiday, increased 29.7% and 8.6% during both the three and nine months ended March 29, 2015, respectively. Gross margin percentage increased 90 basis points during the three months ended March 29, 2015, to 39.6%, as a result of the timing of the Easter Holiday, as well as productivity improvements across all brands within GFGB, partially offset by lower margins earned by Harry& David due to its highly seasonal nature. Gross margin percentage increased 370 basis points during the nine months ended March 29, 2015, to 44.6%, as a result of the Harry & David acquisition, which earns higher margins due to its vertically integrated operations, as well as the timing of the Easter Holiday, and productivity improvements across all brands within the segment. After adjusting for the estimated lost gross profit from the warehouse fire for the three and nine months ended March 29, 2015 and for the impact of Harry & David purchase accounting adjustments related to deferred revenue and step-up of inventory to fair value for the nine months ended March 29, 2015, pro-forma gross margin percentage increased to 39.2% and 45.4% for the three months and nine months ended March 29, 2015, respectively. Excluding the impact of the acquisition of Harry & David, organic gross margin percentage, adjusted for the estimated lost revenue from the warehouse fire and the timing of the Easter holiday, was 39.5% and 40.5% during the three and nine months ended March 29, 2015, respectively.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	March 29, 2015	March 30, 2014	% Change	March 29, 2015	March 30, 2014	% Change
	(dollars in thousands)

Marketing and sales	70,574	51,581	36.8%	228,172	143,716	58.8%
Percentage of net revenues	30.4%	28.7%		25.5%	25.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 36.8% and 58.8%, respectively, during the three and nine months ended March 29, 2015, in comparison to the same periods of the prior year primarily as a result of the incremental spend due to the acquisitions of Harry & David on September 30, 2014, and iFlorist in December 2013, as well as higher labor and facility costs associated with an increase in Fannie May store count. The increase in marketing and sales as a percentage of net revenues during the three months ended March 29, 2015 was due to the seasonal impact of Harry & David, combined with the impact of the warehouse fire. Excluding the impact of acquisitions, organic marketing and sales as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 28.2% and 25.0% during the three and nine months ended March 29, 2015, respectively.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	March 29, 2015	March 30, 2014	% Change	March 29, 2015	March 30, 2014	% Change
	(dollars in thousands)

Technology and development	10,389	6,045	71.9%	25,318	16,762	51.0%
Percentage of net revenues	4.5%	3.4%		2.8%	2.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its web sites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. Technology and development expenses increased 71.9% and 51.0%, during the three and nine months ended March 29, 2015, respectively, and compared to the same periods of the prior year due to the technology and development costs of Harry & David, which was acquired on September 30, 2014. Technology spend as a percentage of net revenues increased to 4.5% during the three months ended March 29, 2015, and decreased to 2.8% of net revenues during the nine months ended March 29, 2015, compared to the same periods of the prior year due to seasonal nature of Harry & David’s revenues. Excluding the impact of acquisitions, organic technology and development expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 3.5% and 3.0% during the three and nine months ended March 29, 2015, respectively, reflecting additional spend in connection with the launch of the Company’s multi-brand portal.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	March 29, 2015	March 30, 2014	% Change	March 29, 2015	March 30, 2014	% Change
	(dollars in thousands)

General and administrative	22,772	13,865	64.2%	61,998	41,944	47.8%
Percentage of net revenues	9.8%	7.7%		6.9%	7.4%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses. General and administrative expense increased by 64.2% and 47.8%, respectively, during the three and nine months ended March 29, 2015, compared to the same periods of the prior year, as a result of incremental general and administrative expense of Harry & David, acquired on September 30, 2014, and the related acquisition and integration expenses of $1.7 million and $6.2 million during the three and nine month periods ended March 29, 2015. Excluding the impact of acquisitions, organic general and administrative expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 8.2% and 7.1% during the three and nine months ended March 29, 2015, respectively.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	March 29, 2015	March 30, 2014	% Change	March 29, 2015	March 30, 2014	% Change
	(dollars in thousands)

Depreciation and amortization	7,825	4,932	58.7%	21,605	14,657	47.4%
Percentage of net revenues	3.4%	2.7%		2.4%	2.6%

Depreciation and amortization expense increased by 58.7% and 47.4%, respectively, during the three and nine months ended March 29, 2015 in comparison to the same periods of the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, and the amortization of intangibles associated with the acquisition of iFlorist, acquired in December 2013. Excluding the impact of acquisitions, organic depreciation and amortization expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 2.8% and 2.6% during the three and nine months ended March 29, 2015, respectively.

Interest Expense and other, net

	Three Months Ended			Nine Months Ended
	March 29, 2015	March 30, 2014	% Change	March 29, 2015	March 30, 2014	% Change
	(dollars in thousands)

Interest expense and other, net	1,631	249	555.0%	5,022	959	423.7%

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

Interest expense and other, net increased 555.0% and 423.7%, during the three and nine months ended March 29, 2015 in comparison to the same periods of the prior year, as a result of the additional interest expense associated with the Term Loan used to finance the acquisition, as well as related working capital requirements of Harry & David.

Income Taxes

The Company recorded income tax benefit from continuing operations of $7.1 million during the three months ended March 29, 2015, compared to an income tax benefit of $1.4 million for the same period of the prior year. The Company recorded income tax expense from continuing operations of $16.8 million during the nine months ended March 29, 2015, compared to and income tax expense of $6.6 million for the same period of the prior year. The Company’s effective tax rate from continuing operations for the three and nine months ended March 29, 2015 was 39.5% and 35.8% respectively, compared to 44.5% and 37.1% in the same periods of the prior year. The effective rate for fiscal 2015 and fiscal 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. At March 29, 2015 the Company has remaining unrecognized tax positions of approximately $0.5 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

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

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Net revenues from discontinued operations	$-	$9	$-	$1,669
Income from discontinued operations, net of tax	$-	$13	$-	$434

Liquidity and Capital Resources

Cash Flows

At March 29, 2015, the Company had working capital of $47.6 million, including cash and cash equivalents of $52.7 million, compared to working capital of $17.5 million, including cash and cash equivalents of $5.2 million, at June 29, 2014.

Net cash provided by operating activities of $137.0 million for the nine months ended March 29, 2015, was primarily due to the Company’s net income, adjusted by non-cash charges for depreciation and amortization, stock based compensation and the write-off of inventory related to the warehouse fire, and seasonal changes in working capital, including those of Harry & David, as well as the impact of the earlier Easter Holiday, resulting in cash provided by changes in inventory and prepaid items as well as corresponding increases in accounts payable and accrued expenses, partially offset by increased accounts receivable.

Net cash used in investing activities of $153.4 million for the nine months ended March 29, 2015, was primarily attributable to the acquisition of Harry & David on September 30, 2014 for $142.5 million ($133.1 million, net of cash acquired), capital expenditures related to the Company's technology infrastructure, and the completion of the building expansion of Cheryl’s bakery business, doubling the size of the facility in Ohio to accommodate growth of the Company’s cookie and brownie product line.

Net cash provided by financing activities of $64.0 million for the nine months ended March 29, 2015 was attributable to borrowings under the Company’s 2014 Credit Facility used to finance the $142.5 million acquisition of Harry & David on September 30, 2014, offset by repayment of the Harry & David’s existing revolving credit facility borrowings of $62.4 million, debt issuance costs, and the acquisition of $5.7 million of treasury stock. As of March 29, 2015, there were no borrowings outstanding under the Company’s Revolver.

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

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of March 29, 2015, $4.9 million remains authorized under the plan.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” In order to simplify the presentation of debt issuance costs, ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This presentation is consistent with the guidance in Concepts Statement 6, which states that debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs are not assets because they provide no future economic benefit. This new guidance is effective for the Company’s fiscal year ending July 2, 2017 and should be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore exposes the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on its interest expense would be approximately $0.2 million and $0.5 million during the three and nine months ended March 29, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 29, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 29, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business:

In re Trilegiant Corporation, Inc. (Frank v.Trilegiant Corporation, Inc., et al):

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Company filed its Answer to the Complaint on May 12, 2014. On March 26, 2015, the Court denied plaintiffs’ motions and the parties are now preparing to engage in discovery.

Edible Arrangements:

On November 20, 2014, a complaint was filed in the United States District Court for the District of Connecticut by Edible Arrangements LLC and Edible Arrangements International, LLC, alleging that the Company’s use of the terms “Fruit Bouquets,” “Edible,” “Bouquet,” “Edible Fruit Arrangements,” Edible Arrangements,” and “DoFruit” and its use of a six petal pineapple slice design in connection with marketing and selling edible fruit arrangements constitutes trademark infringement, false designation of origin, dilution, and contributory infringement under the federal Lanham Act, 29 USC § 1114 and 1125(a), common law unfair competition, and a violation of the Connecticut Unfair Trade Practices Act, Connecticut General Statutes § 42-110b (a). The Complaint alleges Edible Arrangements has been damaged in the amount of $97,411,000. The Complaint requests a declaratory judgment in favor of Edible Arrangements, an injunction against the Company’s use of the terms and design, an accounting and payment of the Company’s profits from its sale of edible fruit arrangements, a trebling of the Company’s profits from such sales or of any damages sustained by Edible Arrangements, punitive damages, and attorneys’ fees. On November 24, 2014, the Complaint was amended to add a breach of contract claim for use of these terms and the design, based on a contract that had been entered by one of the Company’s remote subsidiaries prior to its acquisition by the Company.

On January 29, 2015, the Plaintiffs amended the Complaint to add one of the Company’s subsidiaries and to claim its damages were $101,436,000. The Company filed an Answer and a Counterclaim on February 27, 2015. The Answer asserts substantial defenses, including fair use by the Company of generic and descriptive terms, as expressly permitted under the Lanham Act, invalidity of Edible Arrangements’ trademark registrations on grounds of fraud and trademark misuse, lack of exclusive rights on the part of Edible Arrangements, functionality of the claimed design mark, acquiescence, estoppel, and Edible Arrangements’ use of the claimed trademarks in violation of the antitrust laws.

The Counterclaim seeks a declaratory judgment of lack of infringement and invalidity of claimed marks, cancellation of Edible Arrangements’ registrations due to its fraud and misuse, genericism, and lack of secondary meaning as to any terms deemed descriptive, and damages in an amount to be determined for violation of the antitrust provisions of the federal Sherman Act and the Connecticut Unfair Trade Practices Act.

Discovery has recently begun and Edible Arrangements filed a motion to dismiss the Company’s Sherman Act and Connecticut Unfair Trade Practices Act claims. Under the Court’s schedule, the Company’s response to the motion has not yet been filed. By its Order dated May 4, 2015, the court ordered a phasing of the case and bifurcated the antitrust Counterclaim from the infringement claims.

The Company believes its Counterclaims to the Edible Arrangements’ claims are meritorious and that there are substantial defenses to both of the claims above and expects to defend the claims vigorously.

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned actions for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceedings are in the very early stages and in the Frank v. Trilegiant Corporation, Inc. matter, the court has not yet ruled as to whether the classes will be certified, and (iii) there is uncertainty as to the outcome of pending motions. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 29, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In March 2013, the Company’s Board of Directors authorized an increase of $20 million to its stock repurchase plan. As of March 29, 2015, $4.9 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2015, which includes the period June 30, 2014 through March 29, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

6/30/14 – 7/27/14	86.9	$5.58	86.9	$10,145
7/28/13 – 8/31/14	92.9	$5.14	92.9	$9,665
9/1/14 – 9/28/14	31.8	$5.44	31.8	$9,492
9/29/14 – 10/26/14	-	-	-	$9,492
10/27/14 – 11/23/14	416.2	$8.02	416.2	$6,152
11/24/14 – 12/28/14	67.8	$7.79	67.8	$5,621
12/29/14 – 1/25/15	72.4	$7.59	72.4	$5,070
1/26/15 – 2/22/15	22.5	$7.40	22.5	$4,903
2/23/15 – 3/29/15	-	-	-	$4,903

Total	790.4	$7.24	790.4

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

1-800-FLOWERS.COM, Inc. (Registrant)

Date: May 8, 2015	/s/ James F. McCann James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2015	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)