Form 10-K
period 2015-06-28
1 800 FLOWERS COM INC
filed 2015-09-11
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 28, 2014, was approximately $281,000,000.  The registrant has no non-voting common stock.

30,900,816

(Number of shares of class A common stock outstanding as of September 4, 2015)

34,030,044

(Number of shares of class B common stock outstanding as of September 4, 2015)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

 FORM 10-K

For the fiscal year ended June 28, 2015

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is the world’s leading florist and gift shop. For nearly 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. 1-800-FLOWERS.COM was recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. Additionally, the Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM  was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM). 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee®.  1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards.

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200 or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory®(1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800- Baskets.com® (www.1800baskets.com); premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); and top quality steaks and chops from Stock Yards® (www.stockyards.com).

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc. (“Harry & David”), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The transaction, at a purchase price of $142.5 million, included the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $386 million in fiscal 2014, with Adjusted EBITDA of approximately $28 million.

Including the contribution of Harry & David from date of acquisition, the Company generated total annual net revenues of $1.12 billion and Adjusted EBITDA of $95.3 million for fiscal 2015 (excluding stock based compensation, transaction/integration costs and purchase accounting adjustments related to the Harry & David acquisition and the impact of the Fannie May warehouse fire) – refer to Non-GAAP reconciliation tables included within MD&A in Item 7. It should be noted that the revenue and Adjusted EBITDA for fiscal 2015 do not include the results of Harry & David for the fiscal first quarter of the year, which is typically its lowest in terms of revenues and includes significant losses due to the seasonality of its business. The historical results of Harry & David, as well as applicable pro forma results are included in the Company’s Form 8-K/A filed on December 16, 2014.

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

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited, impacting revenue and earnings during the fiscal second and third quarters of fiscal 2015. The Company does not believe that there will be any further significant impact on revenues from this issue beyond the year ended June 28, 2015.

The impact of lost sales related to the fire was estimated to be $17.3 million during the year ended June 28, 2015, with corresponding loss of income from continuing operations before income taxes of $6.6 million. While no insurance recoveries have been recorded to date related to lost sales, the Company expects that its property and business interruption insurance will cover these losses.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation for the fiscal years 2014 and 2013.

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

As the world’s leading florist and gift shop, 1-800-FLOWERS.COM offers a broad range of truly original gifts through a multi-channel strategy, making it easy for millions of customers to deliver smiles for every occasion. Complementing its retail, telephonic and ecommerce channels, 1-800-FLOWERS.COM is a pacesetter in social and mobile platforms, pioneering award-winning marketing programs and applications. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use. The Company offers a broad selection of unique products that a customer could expect to find in a high-end florist and gift shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware, gourmet gift baskets, and fruit bouquet arrangements. The Company has also significantly expanded its presence in the gourmet food and gift baskets category, which the Company has identified as having significant revenue and earnings growth potential, through a combination of organic initiatives and strategic acquisitions. The addition of Harry & David in September 2014 accelerated the Company’s strategy to leverage its leadership position built in the floral gifting category to create what is fast becoming a leading position in the growing Gourmet Foods and Gift Baskets category. The Gourmet Food & Gift Baskets segment now represents more than 56% of the Company’s overall revenues.

The Company’s Strategy

1-800-FLOWERS.COM’s objective is to be the leading authority on thoughtful gifting, to serve an expanding range of our customers’ celebratory needs, thereby helping our customers express themselves and connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service.

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, as well as gift-quality fruit. This extension of gift offerings helps our customers in all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. As referenced later, the Company recently launched its new consolidated customer database and multi-brand website which should benefit all brands by further enhancing the Company’s position as the leading, one-stop destination for all of our customers’ gifting and celebratory needs.

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

●

Delivery Capability. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company’s fulfillment capability is an innovative “hybrid” model which combines BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchised stores), with its manufacturing and distribution centers located in Florida, Illinois, Nevada, New York , Ohio, Tennessee and Oregon, and third-party vendors who ship directly to the Company’s customers.

●

Selection. Over the course of a year, the Company offers more than 9,800 varieties of fresh-cut flowers, floral and fruit bouquets and plants, and more than 8,200 SKUs of gifts, gourmet foods and gift baskets, cookies and chocolates.

●

Customer Service. The Company strives to ensure that customer service, whether online, wireless, via the telephone, or in one of its retail stores is of the highest caliber. The Company operates customer service centers in Ohio and Oregon, while also utilizing a network of home agents and outsourcers to provide helpful assistance on everything from advice on product selection to the monitoring of the fulfillment and delivery process.

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

CONSUMER FLORAL SEGMENT
Direct-to-consumer provider of fresh flowers, plants, fruit and gift basket products, balloons, candles and plush stuffed animals.
Direct-to-consumer provider of carved fresh fruit arrangements.
Direct-to-consumer provider of floral and gift related products sold and delivered throughout Europe, acquired majority control in December 2013.
Franchisor and operator of retail flower shops, acquired in August 2011.

BLOOMNET WIRESERVICE SEGMENT
Provider of products and services to the professional florist.
Wholesale merchandiser and marketer of floral industry products, acquired in July 2008.

GOURMET FOOD & GIFT BASKETS SEGMENT

Multi-channel specialty retailer and producer of premium gift quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® and Moose Munch® brands, acquired in September 2014.

Manufacturer of giftable premium popcorn and specialty treats, acquired in May 2002.
Manufacturer and retailer of premium chocolates and confections, acquired in May 2006.
Baker of premium cookies and related baked gifts, acquired in March 2005. Includes Mrs. Beasley’s, a baker of cakes, muffins and gourmet gift baskets, acquired in March 2011.
E-commerce retailer of gift baskets and towers.
Designer, assembler and distributor of wholesale gift baskets, gourmet food towers and gift sets, acquired in April 2008.

As a complement to the Company’s own brands and product lines, the Company has formed strategic relationships with brands such as Lenox®, Waterford®, Yankee Candle®, Junior’s® Cheesecakes, The Cheesecake Factory®, Starbucks® and Swarovski®. The Company also continues to develop signature products in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which, in turn, is influenced by macro economic issues such as unemployment, fuel and energy costs, trends in the housing market and availability of consumer credit. While consumers appear more upbeat about the economy, during the recent economic downturn, the demand for our products had been adversely affected by the reduction in consumer spending, and the Company expects that its revenues will continue to be closely tied to changes in consumer sentiment.

Fiscal 2015 was a transformative year for the Company. The acquisition of the iconic Harry & David brands helped the Company to extend its position as a leading, omni-channel provider of top quality gifts that resonate with our customers for all of their celebratory occasions. This acquisition combined with continued organic improvement within all segments of the Company’s core businesses have resulted in a business exceeding $1.1 billion in revenue during fiscal 2015. However, fiscal 2015 was not without its challenges, the most significant of which was the Maple Heights, Ohio warehouse fire on Thanksgiving Day which destroyed most of Fannie May’s inventory, which was at its annual peak in preparation for the upcoming Holidays. As a result, the Company had limited supplies of its Fannie May chocolate products available in its retail stores as well as for its e-commerce and wholesale channels during the holiday season. While the Company immediately implemented contingency plans to increase production at its facility in Canton, Ohio, and to shift warehousing and distribution operations to alternate facilities, product availability was severely limited. In addition to the fire, the Company effectively steered its way through the challenging day placement of Valentine’s Day, which moved from Friday in fiscal 2014 to Saturday in fiscal 2015. This shift presented not only logistical challenges related to Friday/Saturday deliveries, but also impacted overall demand as customers have more gifting options, such as dining out, when Valentine’s Day falls on a weekend.

Recognizing the need to balance the Company's short and long-term operating and financial objectives, the primary objectives during fiscal 2016 are to generate outsized earnings growth under a strategy which minimizes risk by focusing on achieving moderate revenue growth from the Company’s core businesses, while driving synergistic opportunities from the acquisition of Harry & David which are expected to generate $15 million in operating synergies over a 3-year period and contribute significant, multi-channel revenue growth synergies. Tempered by the current economic climate, during fiscal 2016, the Company expects to achieve consolidated revenue growth for the year in a range of five-to-seven percent, compared with revenues of $1.12 billion reported for fiscal 2015. In terms of bottom-line results, the Company expects to grow EBITDA approximately 10% and EPS in excess of 20 percent, compared with pro forma fiscal 2015 Adjusted EBITDA* of $80.5 million and pro forma fiscal 2015 Adjusted EPS* of $0.33 per diluted share. (*Pro forma fiscal 2015 Adjusted EBITDA and Adjusted EPS include seasonal losses associated with Harry & David that are incurred in its fiscal 2015 first quarter. These losses were not captured in the Company’s fiscal 2015 results due to the close of the acquisition on September 30, 2014.)

When the Company launched its integration efforts for Harry & David in January of 2015, it created an all-encompassing program designed to look at how the Company can enhance all aspects of its business. As a result of this approach, workstreams in areas including marketing and merchandising, manufacturing, distribution, finance, and human resources are focusing on identifying and achieving a number of initiatives that will enable it to drive enhanced top and bottom-line growth, in fiscal 2016, including:

●

Cost synergy opportunities – where the Company has made significant headway towards identifying and implementing the programs that are expected to drive $15 million in synergies over the next three years. While we continue to focus on capturing these cost synergies, the Company is also working on revenue opportunities in areas such as:

●

Our combined customer database – where we have new software tools that can help the Company to significantly enhance the relevancy of our marketing messages so that we can expand and deepen our relationships with the customers in our significant database;

●

Our multi-brand website – launched in fiscal 2015, the Company is now focusing its marketing efforts on developing and growing its multi-branded customer, providing for increased customer counts and purchase frequency through increased penetration of its suite of floral and food gift products, including the recently acquired Harry & David brand. Through the multi-brand website, the Company is creating a one-stop gift shop featuring all of our brands with a single shopping cart, a single address book, the Celebrations Rewards and Reminders programs and the Celebrations Passport free shipping program – all designed to ease the customers’ gifting experience, and

●

Our Mass-Channel – where the Company can leverage its wholesale account relationships along with our manufacturing capabilities and expanded production capacities to grow our business with brands like Moose Munch, Wolferman’s, the Popcorn Factory and Harry London.

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

●

Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2015, the Company completed the purchase of Harry & David and in order to finance the acquisition entered into a credit agreement consisting of a term-loan and a new revolving credit facility, assuring capital availability and future flexibility.

●

Continue to Innovate and Invest for the Future – by investing in technology and new growth opportunities 1-800-FLOWERS.COM was included in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. Additionally, the Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. 1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards. In 2015, 1-800-FLOWERS.COM was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM), demonstrating its investment in its employees.

Faced with a still challenging economic climate, these strategic investments, coupled with improved manufacturing and labor efficiency plans and more targeted and efficient advertising spend, should not only generate revenue growth and consumer loyalty but position the Company to achieve its strategic, financial and operational objectives in the coming year, which in turn will build shareholder value.

Business Segments

The Company operates in the following three business segments: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service. The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, iFlorist and Flowerama, while the Gourmet Food and Gift Baskets segment includes the operations of Harry & David, Fannie May Confections Brands, Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, Stockyards.com, DesignPac and 1-800-Baskets. The BloomNet Wire Service segment includes the operations of BloomNet and Napco.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation for the fiscal years 2014 and 2013.

The Company’s Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral and fruit arrangements and plants, gifts, popcorn, gourmet foods and gift baskets, cookies, chocolates, candy, wine, and gift-quality fruit. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that customers have embraced and come to expect, while eliminating marginal performers from its product offerings.

During fiscal 2015 and 2014, approximately 1% and 2%, respectively, of consolidated net revenue came from international sources, whereas in fiscal 2013 virtually all of the Company’s revenues had been derived from domestic sources.

Flowers and Plants. The Company offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings and the Company’s line of fruit arrangements under the Fruit Bouquets® brand (www.fruitbouquets.com), and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. The Popcorn Factory brand pops premium popcorn and specialty snack products, while Fannie May Confections Brands manufactures premium chocolate and candy under the Fannie May, Fannie Farmer, Harry London and various private label brand names. The 1-800-BASKETS.COM® brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Harry & David is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® and MooseMunch® brands. The Company also licenses the Stockyards name through which it sells premium meats. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

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

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company’s goal is to create a celebratory ecosystem that makes its brands synonymous with thoughtful gifting and to help our customers “send smiles” everyday. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations and strategic Internet relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base.

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities. For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for all of its brands to receive broad national exposure in front of an estimated 15 million viewers, while also being included in the Walk of Shame movie. Our “Imagine the Smiles” program recognizes and celebrates members of our local communities, who are deserving of a smile. And, in what can be considered one of the best compliments a brand can receive, 1-800-Flowers.com’s place in America’s cultural fabric was confirmed when the brand was featured in a great spoof on Mother’s Day family relations during a Saturday Night Live skit.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. It plans to encourage more frequent and extensive use of its multi-brand portal, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Examples of these efforts include the Company’s active social media presence, and Celebration’s series of books which enhance engagement through customer generated content. In addition, through customer panel research, the Company has introduced a number of signature products designed to increase everyday purchases, including the “a DOG-able™” collection, a variety of dog-shaped floral arrangements, Cookie Flower arrangements, Cookie Cards, Chocolate Dipped strawberries in Fannie May exclusive Flavors, and with the acquisition of Harry & David, it’s signature Comice pears and MooseMunch popcorn, all of which build upon the Company’s efforts to offer unique products, a strategy which stems back to the Company’s earliest signature collections such as the still popular “Birthday Cake” and “Happy Hour” collections.

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Strategic Online Relationships. The Company promotes its products through strategic relationships with leading Internet portals, search engines, and mobile and online networks. The Company’s online relationships include, among others, social media sites such as Facebook, Instagram, Twitter, and Pinterest, as well as Google, AOL, Yahoo!, and MSN.

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

The Company’s Websites

The Company offers floral, fruit, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its multi-branded 1-800-FLOWERS.COM (www.1800flowers.com) website. The Company’s customers can access all of its family of brands through “tabs” on this URL, with full multi-brand functionality which was launched during fiscal 2015. Customers can come to the Company’s websites directly or be linked by one of the Company’s portal providers, search engine, or affiliate relationships. These include Google, Yahoo!, Microsoft and AOL, as well as thousands of online affiliate program members and social media sites such as Facebook and Twitter. The Company also offers premium chocolates and confections from Fannie May Fine Chocolates (www.fanniemay.com and www.harrylondon.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl’s (www.cheryls.com), gift-quality fruit from Harry & David (harryanddavid.com), which can be accessed directly, or through the Company’s multi-branded website. A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s Universal Resource Locators (“URL’s”).

The Company’s websites allow customers to easily browse and purchase its products, promote brand loyalty and encourage repeat purchases by providing an inviting customer experience. The Company’s websites offer customers detailed product information, complete with photographs, personalized shopping services, including search and order tracking, contests, gift-giving suggestions and reminder programs, party tips and planning, and information about special events and offers. The Company has designed its desktop and mobile websites to be fast, secure and easy to use and allows customers to order products with minimal effort.

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company’s online and telephonic orders are fed directly from the Company’s secure websites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company distribution center or, for florist fulfilled or drop-shipped items, selects a florist or other vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink®, the Company’s proprietary communication system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

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

As of June 28, 2015, the Company operates one floral retail store in New York, and 8 floral retail stores in the mid-west. In addition, the Company has 187 floral franchised stores, located within the United States.

Gourmet Foods and Gift Baskets. In order to achieve improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations, as well as one vertically integrated retailer (Harry & David). The Company’s premium chocolates are manufactured and distributed from its 189,000 square foot production facility in Akron, Ohio, and the Company’s cookie and baked gifts are fulfilled from its 86,000 square foot baking facility in Westerville, Ohio, and from its 176,000 square foot freezer and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company’s 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Harry & David products are grown, manufactured and distributed primarily from its 1,112,000 square foot facilities in Medford, Oregon, supplemented by a 331,000 square foot distribution center in Hebron, Ohio. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, through its 249,000 square foot distribution center located in Melrose Park, Illinois. As of June 28, 2015, the Company operates 83 Fannie May/Harry London, 9 Cheryl’s and 46 Harry & David retail stores. In addition, Fannie May has 2 franchised locations. (In June 2014, the Company terminated its franchise agreement with GB Chocolates and acquired 16 stores GB had been operating under the agreement. As such, in fiscal 2015, retail store sales growth replaced franchise revenues).

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 20th in fiscal 2014, fell on April 5th in fiscal 2015. As a result of the timing of Easter, during fiscal 2015, a portion of revenue and EBITDA associated with the Easter Holiday shifted into the Company’s fiscal third quarter, from its fiscal fourth quarter of fiscal 2014. There will be a further shift of revenue and EBITDA as Easter falls on March 27th in fiscal 2016.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFoods.com”, “The Popcorn Factory”, “TheGift.com”, “Cheryl’s”, “Mrs. Beasley’s”, “Celebrations”, “Flowerama”, “DesignPac”, “Napco”, “Fannie May”, “Harry London”, “Harry & David”, “Wolferman’s", “MooseMunch” and “Cushman’s”. The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfoods.com, www.stockyards.com, www.cheryls.com, www.fanniemay.com, www.harrylondon.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.mybloomnet.net, www.napcoimports.com, www.harryanddavid.com, www.wolfermans.com, www.cushmans.com and www.iflorist.co.uk. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of June 28, 2015, the Company had a total of 4,524 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The financial and credit markets have been and continue to experience unprecedented disruption, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a low level of consumer confidence. During the past few years, the volatility and disruption in the financial markets have reached unprecedented levels. This financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2016.

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

If the Company’s customers do not find its expanded product lines appealing, revenues may not grow and net income may decrease. The Company’s business historically has focused on offering floral and floral-related gift products. Although the Company has been successful in its expanded product lines including fruit bouquets, plants, gift baskets, popcorn, gourmet food and unique, specialty gifts and gift-quality fruit, it expects to continue to incur significant costs in marketing these products. If the Company’s customers do not continue to find its product lines appealing, the Company may not generate sufficient revenue to offset its related costs and its results of operations may be negatively impacted.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. The Company has established relationships with Federal Express, UPS and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company’s goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers or other parties involved (e.g. dock workers) may experience labor stoppages, which could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

Similarly, the plant, gift basket, gourmet food, cookie, candy, fruit and specialty gift categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

Competition is intense and the Company expects it to increase. Increased competition could result in:

●	price reductions, decreased revenue and lower profit margins;
●	loss of market share; and
●	increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company’s results of operations.

If the Company does not accurately predict customer demand for its products, it may lose customers or experience increased costs. In the past, the Company did not need to maintain a significant inventory of products. However, as the Company expands the volume of non-floral products offered to its customers, especially with the acquisition of Harry & David, the Company is required to increase inventory levels and the number of products maintained in its warehouses. If the Company overestimates customer demand for its products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If the Company underestimates customer demand, it may disappoint customers who may turn to its competitors. Moreover, the strength of the 1-800-FLOWERS.COM brands could be diminished due to misjudgments in merchandise selection.

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

Our orchard production operations are subject to environmental laws and regulation and any failure to comply could result in significant fines or clean-up costs. We use herbicides, fertilizers and pesticides, some of which may be considered hazardous substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and farming operations and could make us liable for costs of removing or cleaning up hazardous substances on, under, or in property that we currently own or lease, that we previously owned or leased, or upon which we currently or previously conducted farming operations. These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous substances. The presence of hazardous substances or the failure to properly clean up such substances when present, could jeopardize our ability to use, sell or collateralize certain real property and result in significant fines or clean-up costs, which could adversely affect our business, financial condition and results of operations. Future environmental laws could impact our farming operations or increase our cost of goods.

Various diseases, pests and certain weather conditions can affect fruit production. Various diseases, pests, fungi, viruses, drought, frosts, wildfires, floods and certain other weather conditions could affect the quality and quantity of our fruit production in our Harry & David orchards, decreasing the supply of our products and negatively impacting profitability. Our producing orchards also require adequate water supplies. A substantial reduction in water supplies could result in material losses of crops, which could lead to a shortage of our product supply.

The ripening of our fruits is subject to seasonal fluctuations which could negatively impact profitability. The ripening of our fruits in the Harry & David orchards can happen earlier than predicted due to warmer temperatures during the year. This would result in an oversupply of fruits which we might not be able to sell on a timely basis and could result in significant inventory write-offs. The ripening of the Company’s fruits can also happen later than predicted due to colder temperatures during the year. This can cause a delay in product shipments and not being able to timely meet customer demand during the critical holiday season. Both of these scenarios could adversely affect our business, financial condition and results of operations.

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

Additional Information

The Company’s internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowersinc.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. (The information posted on the Company’s website is not incorporated into this Annual Report on Form 10-K.)

A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, NY 11514. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 28, 2015 that remain unresolved.

Item 2.     PROPERTIES

The table below lists the Company’s properties at June 28, 2015:

Location	Type	Principal Use	Square Footage	Ownership
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Miami, FL	Office	Administrative	900	leased
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	249,000	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Carle Place, NY	Office	Headquarters	80,500	leased
Bethpage, NY	Warehouse	Storage	500	leased
New York, NY	Office	Administrative	3,700	leased
Cedar Falls, IA	Office	Administrative	3,300	leased
Akron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	189,000	leased
Cleveland, OH	Warehouse	Distribution (temporary replacement of Maple Heights facility due to fire)	18,900	leased
Maple Heights, OH	Warehouse	Distribution (currently not in use due to fire)	341,800	leased
Obetz, OH	Warehouse	Distribution	176,000	leased
Twinsburg, OH	Warehouse	Distribution (temporary replacement of Maple Heights facility due to fire)	315,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	86,000	owned
Burnley, UK	Office	Administrative	6,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
Exeter, CA	Warehouse	Storage	75,000	leased
Fort Wayne, IN	Warehouse	Storage	50,000	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Newark, OH	Warehouse	Storage	20,000	leased
Zanesville, OH	Warehouse	Storage	5,000	leased
Central Point, OR	Warehouse	Storage	17,000	leased
Eugene, OR	Office	Call Center	6,200	leased
Jackson County, OR	Orchards	Farming	1644 (acres)	owned
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Klamath Falls, OR	Warehouse	Storage	7,500	leased
Medford, OR	Warehouse	Storage	381,500	leased
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,112,000	owned
Medford, OR	Office	Photo Studio	10,000	leased
Toughkenamon, PA	Warehouse	Storage	111,200	leased
East Wenatchee, WA	Warehouse	Storage	1,600	leased

In addition to the above properties, the Company leases approximately 303,000 square feet for owned or franchised retail stores and local fulfillment centers with lease terms typically ranging from 2 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Company filed its Answer to the Complaint on May 12, 2014. On March 26, 2015, the Court denied plaintiffs’ motions and the parties are now engaged in discovery.

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

Discovery has begun and Edible Arrangements filed a motion to dismiss the Company’s Sherman Act and Connecticut Unfair Trade Practices Act claims. The Company filed its brief in opposition to the motion to dismiss on July 10, 2015. The parties are awaiting a decision from the Court. By Order dated May 4, 2015, the court ordered a phasing of the case and bifurcated the antitrust Counterclaim from the infringement claims.

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

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 11, 2015:

Name	Age	Position with the Company

James F. McCann	64	Chairman of the Board and Chief Executive Officer

Christopher G. McCann	54	Director and President

Arnie Leap	47	Senior Vice President and Chief Information Officer

Gerard M. Gallagher	62	Senior Vice President, General Counsel, and Corporate Secretary

Mark L. Nance	65	President, BloomNet

William E. Shea	56	Senior Vice President, Treasurer and Chief Financial Officer

David Taiclet	52	President, Gourmet Foods and Gift Baskets

Thomas Hartnett	52	President, Consumer Floral

 James F. McCann has served as the Company's Chairman of the Board and Chief Executive Officer since inception. Mr. McCann has been in the floral industry since 1976 when he began a retail chain of flower shops in the New York metropolitan area. Mr. McCann is chairman of the board of directors of Willis Holdings Group and is a director on the board of directors for International Game Technology PLC and The Scotts Miracle-Gro Company. James F. McCann is the brother of Christopher G. McCann, a Director and the President of the Company.

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

Thomas Hartnett has been the Company’s President of Consumer Floral since October 2013. Previously, he was the Company's SVP and CFO of the Consumer Floral Brand since April 2010. Mr. Hartnett had previously served as the Company's SVP and COO of the Consumer Floral Brand from June 2006 through April 2010. Prior to this role, Mr. Hartnett was Senior Vice President of Retail and Fulfillment from September 2000. Before holding these positions, Mr. Hartnett held various positions within the Company since joining in 1991, including Controller, Director of Store Operations, Vice President of Retail Operations and Vice President of Strategic Development. Prior to joining the Company, Mr. Hartnett was a certified public accountant with Ernst & Young LLP.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended June 28, 2015 and June 29, 2014.

	High	Low
Year ended June 28, 2015
June 30, 2014 – September 28, 2014	$7.49	$4.96
September 29, 2014 – December 28, 2014	$9.31	$7.12
December 29, 2014 – March 29, 2015	$13.46	$7.05
March 30, 2015 – June 28, 2015	$13.19	$9.36

Year ended June 29, 2014
July 1, 2013 – September 29, 2013	$7.17	$5.15
September 30, 2013 – December 29, 2013	$5.75	$4.53
December 30, 2013 – March 30, 2014	$5.88	$4.65
March 31, 2014 – June 29, 2014	$5.95	$4.97

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2015, 2,748,550 shares of Class B common stock were converted into shares of Class A common stock.

Holders

As of September 1, 2015, there were approximately 257 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 1, 2015, there were approximately 13 stockholders of record of the Company’s Class B common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock.  Although the Company has no current intent to do so, the Company may choose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. The Company repurchased a total of $8.4 million (1,056,038 shares), $8.3 million (1,561,206 shares) and $9.6 million (2,490,065 shares) during the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively, under this program. As of June 28, 2015, $27.3 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended June 28, 2015, which includes the period June 30, 2014 through June 28, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

6/30/14 – 7/27/14	86.9	$5.58	86.9	$10,145
7/28/13 – 8/31/14	92.9	$5.14	92.9	$9,665
9/1/14 – 9/28/14	31.8	$5.44	31.8	$9,492
9/29/14 – 10/26/14	-	-	-	$9,492
10/27/14 – 11/23/14	416.2	$8.02	416.2	$6,152
11/24/14 – 12/28/14	67.8	$7.79	67.8	$5,621
12/29/14 – 1/25/15	72.4	$7.59	72.4	$5,070
1/26/15 – 2/22/15	22.5	$7.40	22.5	$4,903
2/23/15 – 3/29/15	-	-	-	$4,903
3/30/15 – 4/26/15	-	-	-	$4,903
4/27/15 – 5/24/15	75.9	$9.80	75.9	$4,157
5/25/15 – 6/28/15	189.6	$9.90	189.6	$27,272

Total	1,056.0	$7.90	1,056.0

(1) Average price per share excludes commissions and other transaction fees.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended June 28, 2015, June 29, 2014 and June 30, 2013 and the consolidated balance sheet data as of June 28, 2015 and June 29, 2014, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended July 1, 2012 and July 3, 2011, and the selected consolidated balance sheet data as of June 30, 2013, July 1, 2012 and July 3, 2011, are derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of operations and balance sheet data. The Company acquired Harry & David in September 2014, 16 franchised stores from GB Chocolates on June 27, 2014, iFlorist in December 2013, Pingg Corp in May 2013 (disposed of in June 2015), Flowerama in August 2011, Fine Stationery, Inc. in May 2011 (disposed of in June 2015) and Mrs. Beasley’s Bakery LLC in March 2011. The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. As a result, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012 and 2011, and the results of the e-commerce and procurement businesses as discontinued operations for fiscal 2014, 2013, 2012 and 2011. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	June 28, 2015	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenues	$1,121,506	$756,345	$735,497	$707,517	$661,389
Cost of revenues	634,311	440,672	430,305	414,940	386,296
Gross profit	487,195	315,673	305,192	292,577	275,093
Operating expenses:
Marketing and sales	299,801	194,847	186,720	181,199	171,960
Technology and development	34,745	22,518	21,700	20,426	20,109
General and administrative	85,908	54,754	52,188	51,474	48,701
Depreciation and amortization	29,124	19,848	18,798	19,540	20,237
Total operating expenses	449,578	291,967	279,406	272,639	261,007
Gain on sale of stores	-	-	-	3,789	-
Operating income	37,617	23,706	25,786	23,727	14,086
Interest expense and other, net	7,303	1,357	991	2,635	3,993
Income from continuing operations before income taxes	30,314	22,349	24,795	21,092	10,093
Income tax expense from continuing operations	10,930	8,403	9,073	7,771	3,903
Income from continuing operations	19,384	13,946	15,722	13,321	6,190
Income (loss) from discontinued operations, net of tax	-	729	(3,401)	4,325	(468)
Net income	19,384	14,675	12,321	17,646	5,722
Less: Net loss attributable to noncontrolling interest	(903)	(697)	-	-	-
Net income attributable to 1-800-FLOWERS.COM, Inc.	$20,287	$15,372	$12,321	$17,646	$5,722

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.31	$0.23	$0.24	$0.21	$0.10
From discontinued operations	$0.00	$0.01	(0.05)	0.07	(0.01)
Basic net income per common share	$0.31	$0.24	$0.19	$0.27	$0.09

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.30	$0.22	$0.24	$0.20	$0.10
From discontinued operations	$0.00	$0.01	(0.05)	0.07	(0.01)
Diluted net income per common share	$0.30	$0.23	$0.19	$0.27	$0.09

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,976	64,035	64,369	64,697	64,001
Diluted	67,602	66,460	66,792	66,239	65,153

	As of
	June 28, 2015	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011
			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,940	$5,203	$154	$28,854	$21,442
Working capital	36,361	17,511	16,886	29,721	17,303
Total assets	501,946	267,569	250,073	262,213	259,075
Long-term liabilities	168,083	7,144	5,039	17,080	32,242
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	208,449	183,228	169,271	161,748	142,511

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

Description of Business

1-800-FLOWERS.COM, Inc. 1-800-FLOWERS.COM, Inc. is the world’s leading florist and gift shop. For nearly 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. 1-800-FLOWERS.COM was recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. Additionally, the Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM  was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM). 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee®.  1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards.

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200 or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory®(1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800- Baskets.com® (www.1800baskets.com); premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); and top quality steaks and chops from Stock Yards® (www.stockyards.com).

On September 30, 2014, the Company completed its acquisition of Harry & David, a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The transaction, at a purchase price of $142.5 million, included the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $386 million in fiscal 2014, with Adjusted EBITDA of approximately $28 million.

Including the contribution of Harry & David from date of acquisition, the Company generated total annual net revenues of $1.12 billion and Adjusted EBITDA of $95.3 million for fiscal 2015 (excluding stock based compensation, transaction/integration costs and purchase accounting adjustments related to the Harry & David acquisition and the impact of the Fannie May warehouse fire). It should be noted that the revenue and Adjusted EBITDA for fiscal 2015 do not include the results of Harry & David for the fiscal first quarter of the year, which is typically its lowest in terms of revenues and includes significant losses due to the seasonality of its business. The historical results of Harry & David, as well as applicable pro forma results are included in the Company’s Form 8-K/A filed on December 16, 2014.

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

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited impacting revenue and earnings during the fiscal second and third quarters of fiscal 2015. The Company does not believe that there will be any further significant impact on revenues from this issue beyond the year ended June 28, 2015.

The impact of lost sales related to the fire was estimated to be $17.3 million during the year ended June 28, 2015, with corresponding loss of income from continuing operations before income taxes of $6.6 million. While no insurance recoveries have been recorded to date related to lost sales, the Company expects that its property and business interruption insurance will cover these losses.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation for the fiscal years 2014 and 2013.

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which, in turn, is influenced by macro economic issues such as unemployment, fuel and energy costs, trends in the housing market and availability of consumer credit. While consumers appear more upbeat about the economy, during the recent economic downturn, the demand for our products had been adversely affected by the reduction in consumer spending, and the Company expects that its revenues will continue to be closely tied to changes in consumer sentiment.

Fiscal 2015 was a transformative year for the Company. The acquisition of the iconic Harry & David brands helped the Company to extend its position as a leading, omni-channel provider of top quality gifts that resonate with our customers for all of their celebratory occasions. This acquisition combined with continued organic improvement within all segments of the Company’s core businesses have resulted in a business exceeding $1.1 billion in revenue during fiscal 2015. However, fiscal 2105 was not without its challenges, the most significant of which was the Maple Heights, Ohio warehouse fire on Thanksgiving Day which destroyed most of Fannie May’s inventory, which was at its annual peak in preparation for the upcoming Holidays. As a result, the Company had limited supplies of its Fannie May chocolate products available in its retail stores as well as for its e-commerce and wholesale channels during the holiday season. While the Company immediately implemented contingency plans to increase production at its facility in Canton, Ohio, and to shift warehousing and distribution operations to alternate facilities, product availability was severely limited. In addition to the fire, the Company effectively steered its way through the challenging day placement of Valentine’s Day, which moved from Friday in fiscal 2014 to Saturday in fiscal 2015. This shift presented not only logistical challenges related to Friday/Saturday deliveries, but also impacts overall demand as customers have more gifting options, such as dining out, when Valentine’s Day falls on a weekend.

Recognizing the need to balance the Company's short and long-term operating and financial objectives, the primary objectives during fiscal 2016 are to generate outsized earnings growth under a strategy which minimizes risk by focusing on achieving moderate revenue growth from the Company’s core businesses, while driving synergistic opportunities from the acquisition of Harry & David which are expected to generate $15 million in operating synergies over a 3-year period and contribute significant, multi-channel revenue growth synergies. Tempered by the current economic climate, during fiscal 2016, the Company said it expects to achieve consolidated revenue growth for the year in a range of five-to-seven percent, compared with revenues of $1.12 billion reported for fiscal 2015. In terms of bottom-line results, the Company expects to grow EBITDA approximately 10% and EPS in excess of 20 percent, compared with pro forma fiscal 2015 Adjusted EBITDA* of $80.5 million and pro forma fiscal 2015 Adjusted EPS* of $0.33 per diluted share. (*Pro forma fiscal 2015 Adjusted EBITDA and Adjusted EPS include seasonal losses associated with Harry & David that are incurred in its fiscal 2015 first quarter. These losses were not captured in the Company’s fiscal 2015 results due to the close of the acquisition on September 30, 2014.)

When the Company launched its integration efforts for Harry & David in January of 2015, it created an all-encompassing program designed to look at how the Company can enhance all aspects of its business. As a result of this approach, workstreams in areas including marketing and merchandising, manufacturing, distribution, finance, and human resources are focusing on identifying and achieving a number of initiatives that will enable it to drive enhanced top and bottom-line growth in fiscal 2016, including:

●

Cost synergy opportunities – where the Company has made significant headway towards identifying and implementing the programs that are expected to drive $15 million in synergies over the next three year. While we continue to focus on capturing these cost synergies, the Company is also working on revenue opportunities in areas such as:

●

Our combined customer database – where we have new software tools that can help the Company to significantly enhance the relevancy of our marketing messages so that we can expand and deepen our relationships with the customers in our significant database;

●

Our multi-brand website – launched in fiscal 2015, the Company is now focusing its marketing efforts on developing and growing its multi-branded customer, providing for increased customer counts and purchase frequency through increased penetration of its suite of floral and food gift products, including the recently acquired Harry & David brand. Through the multi-brand website, the Company is creating a one-stop gift shop featuring all of our brands with a single shopping cart, a single address book, the Celebrations Rewards and Reminders programs and the Celebrations Passport free shipping program – all designed to ease the customers’ gifting experience, and

●

Our Mass-Channel – where the Company can leverage its wholesale account relationships along with our manufacturing capabilities and expanded production capacities to grow our business with brands like Moose Munch, Wolferman’s, the Popcorn Factory and Harry London.

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

●

Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2015, the Company completed the purchase of Harry & David and in order to finance the acquisition entered into a credit agreement consisting of a term-loan and a new revolving credit facility, assuring capital availability and future flexibility.

●

Continue to Innovate and Invest for the Future – by investing in technology and new growth opportunities 1-800-FLOWERS.COM was included in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. Additionally, the Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. 1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards. In 2015, 1-800-FLOWERS.COM was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM), demonstrating its investment in its employees.

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

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company’s e-commerce and procurement businesses of its Winetasting Network subsidiary, which had previously been included within its Gourmet Foods & Gift Baskets category, have been classified as discontinued operations and therefore excluded from category information below for fiscal 2014 and 2013. (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A.)

	Years Ended
	June 28, 2015	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Acquisition Costs	Impact of Integration Costs	Impact of Severance Costs	June 28, 2015 Adjusted Net Revenue	June 29, 2014	% Change	June 30, 2013	% Change
	(dollars in thousands)
Net revenues from continuing operations:
1-800-Flowers.com Consumer Floral	$422,199	$-	$-	$-	$-	$-	$-	$422,199	$421,336	0.2%	$411,526	2.4%
BloomNet Wire Service	85,968	350	-	-	-	-	-	86,318	84,199	2.5%	81,822	2.9%
Gourmet Food & Gift Baskets	613,953	16,934	1,621	-	-	-	-	632,508	251,990	151.0%	243,225	3.6%
Corporate	1,020	-	-	-	-	-	-	1,020	797	28.0%	789	1.0%
Intercompany eliminations	(1,634)	-	-	-	-	-	-	(1,634)	(1,977)	17.3%	(1,865)	(6.0% )
Total net revenues from continuing operations	$1,121,506	$17,284	$1,621	$-	$-	$-	$-	$1,140,411	$756,345	50.8%	$735,497	2.8%

Gross profit from continuing operations:
1-800-Flowers.com Consumer Floral	$165,677	$-	$-	$-	$-	$-	$-	$165,677	$164,792	0.5%	$163,726	0.7%
	39.2%	-	-	-	-	-	-	39.2%	39.1%		39.8%

BloomNet Wire Service	47,924	70	-	-	-	-	-	47,994	44,900	6.9%	41,674	7.7%
	55.7%	-	-	-	-	-	-	55.6%	53.3%		50.9%

Gourmet Food & Gift Baskets	272,690	6,745	1,621	4,760	-	-	-	285,816	105,092	172.0%	98,839	6.3%
	44.4%	-	-	-	-	-	-	45.2%	41.7%		40.6%

Corporate (*)	904	-	-	-	-	-	-	904	889	1.7%	953	(6.7% )
	88.6%	-	-	-	-	-	-	88.6%	111.5%
											-
Total gross profit from continuing operations	$487,195	$6,815	$1,621	$4,760	$-	$-	$-	$500,391	$315,673	58.5%	$305,192	3.4%
	43.4%	39.4%	100.0%	100.0%	0.0%	0.0%	0.0%	43.9%	41.7%		41.5%

	Years Ended
	June 28, 2015	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Acquisition Costs	Impact of Integration Costs	Impact of Severance Costs	June 28, 2015 Adjusted Net Revenue	June 29, 2014	% Change	June 30, 2013	% Change
	(dollars in thousands)
EBITDA from continuing operations, excluding stock- based compensation
Category Contribution Margin from continuing operations:
1-800-Flowers.com Consumer Floral	$43,529	$-	$-	$-	$-	$-	$-	$43,529	$40,252	8.1%	$47,193	(14.7%	)
BloomNet Wire Service	29,398	70	-	-	-	-	-	29,468	26,715	10.3%	25,611	4.3%
Gourmet Food & Gift Baskets	74,889	6,486	1,621	4,760	1,238	-	1,989	90,983	27,122	235.5%	20,345	33.3%
Category Contribution Margin Subtotal	147,816	6,556	1,621	4,760	1,238	-	1,989	163,980	94,089	74.3%	93,149	1.0%
Corporate (*)	(81,075)	-	-	-	2,910	3,039	468	(74,658)	(50,535)	-47.7%	(48,565)	(4.1%	)
										-
EBITDA from continuing operations	$66,741	$6,556	$1,621	$4,760	$4,148	$3,039	$2,457	$89,322	$43,554	105.1%	44,584	(2.3%	)

Add: Stock-based compensation	5,962	-	-	-	-	-	-	5,962	4,664	27.8%	4,283	8.9%

EBITDA from continuing operations, excluding stock-based compensation	$72,703	$6,556	$1,621	$4,760	$4,148	$3,039	$2,457	$95,284	$48,218	97.6%	48,867	(1.3%	)

Reconciliation of net income from continuing operations to adjusted net income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands, except per share date)
Income from continuing operations	$19,384	$13,946	$15,722
Less: Net loss attributable to noncontrolling interest	(903)	(697)	-
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	20,287	14,643	15,722
Add: Impact of warehouse fire, net of tax	4,189	-	-
Add: Purchase accounting adjustment to deferred revenue, net of tax	1,036	-	-
Add: Purchase accounting adjustment for inventory fair value step- up, net of tax	3,042	-	-
Add: Acquisition costs, net of tax	2,650	-	-
Add: Integration costs, net of tax	1,942	-	-
Add: Severance costs, net of tax	1,570	-	-
Adjusted income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$34,716	$14,643	$15,722
Less: Income attributable to Harry & David	18,804	-	-
Adjusted income from continuing operations attributable to 1-800-FLOWERS.COM, Inc., excluding income attributable to Harry & David	$15,912	$14,643	$15,722

Income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.31	$0.23	$0.24
Diluted	$0.30	$0.22	$0.24

Adjusted net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.53	$0.23	$0.24
Diluted	$0.51	$0.22	$0.24

Adjusted net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc. , excluding income attributable to Harry & David
Basic	$0.24	$0.23	$0.24
Diluted	$0.24	$0.22	$0.24

Weighted average shares used in the calculation of net income and adjusted net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc
Basic	64,976	64,035	64,369
Diluted	67,602	66,460	66,792

	Years Ended
Discontinued operations:	June 28, 2015	June 29, 2014	June 30, 2013
	(dollars in thousands)

Net revenues from discontinued operations	$-	$1,669	$5,154
Gross profit from discontinued operations	$-	$429	$149
EBITDA from discontinued operations	$-	$(868)	$(2,769)

Reconciliation of income from continuing operations attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA from Continuing Operations, excluding stock-based compensation(**) and EBITDA attributable to Harry & David:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$20,287	$14,643	$15,722
Add:
Interest expense and other, net	7,303	1,357	991
Depreciation and amortization	29,124	19,848	18,798
Income tax expense	10,930	8,403	9,073
Less:
Net loss attributable to noncontrolling interest	(903)	(697)	-
EBITDA from continuing operations	66,741	43,554	44,584
Add: Stock-based compensation	5,962	4,664	4,283
EBITDA from continuing operations, excluding stock-based compensation	72,703	48,218	$48,867

Add: Impact of warehouse fire	6,556	-
Add: Purchase accounting adjustment to deferred revenue	1,621	-
Add: Purchase accounting adjustment for inventory fair value step-up	4,760	-
Add: Acquisition costs	4,148	-
Add: Integration costs	3,039	-
Add: Severance costs	2,457	-
Adjusted EBITDA from continuing operations, excluding stock-based compensation	$95,284	$48,218	$48,867
Less: EBITDA attributable to Harry & David	41,497	-	-
Adjusted EBITDA from continuing operations, excluding stock-based compensation and EBITDA attributable to Harry & David	$53,787	$48,218	$48,867

(*)

Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation, and during the year ended June 28, 2015 acquisition and integration costs (including severance) related to the acquisition of Harry & David, in the amount of $9.6 million. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment. The Company has commenced integrating Harry & David into its operating platforms, and as such, their operating costs have been classified in a similar manner.

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

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2015, 2014 and 2013 consisted of 52 weeks which ended on June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

Net Revenues

	Years Ended
	June 28, 2015	% Change	June 29, 2014	% Change	June 30, 2013
	(dollars in thousands)
Net revenues:
E-Commerce	$849,853	54.8%	$548,976	2.3%	$536,550
Other	271,653	31.0%	207,369	4.2%	198,947

	$1,121,506	48.3%	$756,345	2.8%	$735,497

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal year ended June 28, 2015, revenues increased 48.3% in comparison to the prior year primarily as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, as well as growth across all three of the Company’s business segments. After adjusting for lost revenue associated with the Thanksgiving Day fire at the Company’s Fannie May warehouse and distribution center, estimated to be $17.3 million during the year ended June 28, 2015, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue of $1.6 million during the year ended June 28, 2015, pro forma revenue increased by 50.8% during the year ended June 28, 2015. Excluding the impact of acquisitions, organic revenue, adjusted for the estimated lost revenue from the Fannie May warehouse fire, increased 2.8% during the year ended June 28, 2015, despite the loss of revenue from the shift in the Valentine’s Day Holiday to a Saturday in fiscal 2015.

During the fiscal year ended June 29, 2014, revenues increased by 2.8% in comparison to the prior year as a result of revenue growth across all business segments. This growth was driven by: i) a combination of new product initiatives and increased marketing efforts focusing on the Company’s “everyday” and “Just Because” campaigns, ii) incremental revenues generated by the Company’s acquisition of a majority interest in iFlorist on December 3, 2013, iii) continued improvements within the BloomNet segment as a result of additional market penetration, and iv) improvements within the Gourmet Food & Gift Baskets segment as a result of the continued rebound of DesignPac’s wholesale gift basket products, and solid ecommerce growth within Cheryl’s bakery gifts product line. These growth drivers were partially offset by: i) the impact of severe winter weather beginning in January, culminating with the winter storm that affected much of the country during the key Valentine holiday, ii) the calendar shift that resulted in six fewer shopping days between Thanksgiving and Christmas and iii) the continuation of a difficult macro-economic climate, especially for the sellers of discretionary products. Adjusting for the pro forma impact of the revenue associated with the acquisition of a majority interest of iFlorist, revenue increased approximately 1.8% during the year ended June 29, 2014.

E-commerce revenues (combined online and telephonic) increased by 54.8% during the year ended June 28, 2015, primarily as a result of the incremental e-commerce revenue generated by the recent acquisition of Harry & David, as well as organic growth from the Company’s Gourmet Food and Gift Baskets segment, offset by the estimated loss of revenues from the warehouse fire. E-commerce revenues from the Consumer Floral segment were flat in comparison to fiscal 2014 as growth during the balance of the year was offset by a decline in Valentine’s Day revenue resulting from the shift in the date placement of holiday from Friday in fiscal 2014 to Saturday in fiscal 2015. Reflecting the incremental sales from Harry & David, during fiscal 2015, the Company fulfilled approximately 12.0 million e-commerce orders, with an average order value of $70.87, representing increases of 31.5% and 17.9%, respectively, compared to fiscal 2014.

E-commerce revenues increased by 2.3% during the year ended June 29, 2014. Revenue growth was attributable to: i) improved merchandising programs (including the development of innovative and original products such as the expanded line of a-DOG-ables, Cheryl’s cookie cards and Fannie May Berries), designed to “wow” our customers’ gift recipients, ii) our “Just Because” and “Never Settle For Less” marketing campaigns, and iii) the impact of the acquisition of iFlorist in December 2013. During fiscal 2014, these efforts were partially offset by the severe weather which impacted all of the Company’s brands, especially during the 2014 Valentine holiday. During fiscal 2014, the Company fulfilled approximately 9.1 million e-commerce orders, an increase of 3% in comparison to fiscal 2013, while average order value was $60.09, a decrease of 0.8% in comparison to fiscal 2013.

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail sales channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments, increased by 31.0% and 4.2% during fiscal 2015 and fiscal 2014, respectively. The increase in fiscal 2015 was primarily due to the addition of Harry & David’s retail and wholesale operations, and to a lesser extent, growth within BloomNet, partially offset by the sales lost as a result of the Thanksgiving Day warehouse fire. The increased revenue in fiscal 2014 was primarily due to growth in sales of DesignPac’s wholesale gift baskets, partially offset by declines in Fannie May wholesale volume as a result of prior years’ operational issues. Fiscal 2014 also benefitted from growth within the BloomNet WireService segment.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers and iFlorist brands, and derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), royalties from its franchise operations, as well as the operations of Fine Stationery, an e-commerce retailer of personalized stationery, invitations and announcements, which was sold in June 2015. (Revenues and operating losses attributable to this business were not material in fiscal 2015.) Net revenues during the fiscal year ended June 28, 2015 increased 0.2% primarily due to the incremental volume provided by iFlorist, which was acquired in December 2013, offset by lower order volume resulting from the Saturday placement of Valentine’s Day. Excluding the impact of the acquisition of iFlorist, revenue of the 1-800-Flowers.com Consumer Floral segment decreased by 0.2% in comparison to fiscal 2014. Net revenues during the fiscal year ended June 29, 2014 increased by 2.4% over the prior year, due to increased order volumes, driven by the acquisition of iFlorist and enhanced marketing and merchandising programs that encourage our customers to “wow” their gift recipients and “Never Settle For Less,” offset by the loss of revenues from the severe weather that impacted the Valentine’s Day holiday. Excluding the impact of the acquisition of iFlorist in December 2013, fiscal 2014 revenue growth within the 1-800-Flowers.com Consumer Floral segment was 0.6%.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the fiscal year ended June 28, 2015 increased 2.1%, as a result of higher membership and transaction fees, including the implementation of a new florist transaction program, and increased accessorial service revenue including directory advertising, partially offset by lower product sales as a result of decreased demand and the west coast dock strike. Net revenues during the fiscal year ended June 29, 2014 increased 2.9%, as a result of higher membership fees and transaction revenues, driven in part by pricing initiatives and increases in order volume from 1-800-Flowers.com and other BloomNet members, reflecting continued increases in market penetration for the Company’s expanded suite of products and services.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Cheryl’s, Fannie May Confections, The Popcorn Factory, 1-800-Baskets/DesignPac, and Stockyards.com. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenue during the fiscal year ended June 28, 2015 increased 143.6% in comparison to the prior year, driven primarily by the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, complemented by strong organic e-commerce growth from Cheryl’s and 1-800-Baskets, partially offset by reduced revenue from Fannie May due to the Thanksgiving Day warehouse fire. After adjusting for the estimated lost revenue from the warehouse fire, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue, pro forma revenue for the Gourmet Food & Gift Baskets segment increased 151.0% during the year ended June 28, 2015. Excluding the revenue contribution of Harry & David, Gourmet Food & Gift Baskets, revenue growth, adjusted for the estimated lost revenue from the Fannie May warehouse fire, increased 7.8% during the year ended June 28, 2015. Net revenue during the fiscal year ended June 29, 2014 increased by 3.6% in comparison to the prior year, primarily due to Cheryl’s e-commerce growth and the continued rebound in DesignPac wholesale gift basket sales, partially offset by the impact of the severe weather during the year.

For fiscal 2016, the Company expects to grow revenues across all three of its business segments with consolidated revenue growth for the year anticipated to be in the range of five-to-seven percent.

Gross Profit

	Years Ended
	June 28, 2015	% Change	June 29, 2014	% Change	June 30, 2013
	(dollars in thousands)

Gross profit	$487,195	54.3%	$315,673	3.4%	$305,192
Gross margin %	43.4%		41.7%		41.5%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues include labor and facility costs related to direct-to-consumer and wholesale production operations.

Gross profit increased 54.3% during the fiscal year ended June 28, 2015 in comparison to the prior year, primarily as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, as well as organic growth across all segments, partially offset by the impact of the revenues lost as a result of the Thanksgiving Day fire at the Company’s Fannie May warehouse and distribution center. After adjusting for estimated lost gross profit from the warehouse fire of $6.8 million during the year ended June 28, and for the impact of Harry & David purchase accounting adjustments related to deferred revenue of $1.6 million and step-up of inventory to fair value of $4.8 million during the year ended June 28, 2015, gross profit during year ended June 28, 2015, increased by 58.5% in comparison to the prior year. Excluding the impact of acquisitions, organic gross profit, adjusted for the estimated lost revenue from the warehouse fire, increased 4.5% during the year ended June 28, 2015. Gross profit increased 3.4% during the fiscal year ended June 29, 2014 in comparison to fiscal 2013, due to revenue growth, including the acquisition of a majority interest in iFlorist, combined with a 20 basis point expansion of gross margin percentage, primarily attributable to improvements within the Gourmet Food & Gift Basket and BloomNet WireService segments, partially offset by the impact of higher customer credits associated with the severe weather experienced during the Valentine holiday.

Gross margin percentage increased 170 basis points to 43.4% during the fiscal year ended June 28, 2015 in comparison to the prior year, as a result of the aforementioned Harry & David acquisition, which earns higher margins due to its vertically integrated operations, as well as organic improvements across all business segments. After adjusting for the estimated lost gross profit from the warehouse fire for fiscal year ended June 28, 2015 and for the impact of Harry & David purchase accounting adjustments related to deferred revenue and step-up of inventory to fair value for fiscal year ended June 28, 2015, pro forma gross margin percentage increased to 43.9% for the fiscal year ended June 28, 2015. Excluding the impact of acquisitions, organic gross margin percentage, adjusted for the estimated lost revenue from the warehouse fire, was 42.3% during the fiscal year ended June 28, 2015.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 0.5% during the fiscal year ended June 28, 2015 in comparison to the prior year, due to the higher revenue, as described above. Excluding the impact of the acquisition of iFlorist, gross profit within the 1-800-Flowers.com Consumer Floral segment increased by 0.3%. Gross margin percentage increased 10 basis points to 39.2% during the fiscal year ended June 28, 2015 in comparison to the prior year as sourcing and logistics improvements were offset by lower margins earned by iFlorist. The 1-800-Flowers.com Consumer Floral segment gross profit increased by 0.7% during the fiscal year ended June 29, 2014 in comparison to fiscal 2013, due to higher revenue. During fiscal 2014, the Company experienced a decline in the gross margin percentage of 70 basis points as a result of lower margins associated with the newly acquired iFlorist business, as well as higher customer credits issued during the period due to the severe weather during the Valentine holiday. Excluding the impact of the iFlorist acquisition, gross margin percentage decreased 40 basis points.

BloomNet Wire Service segment’s gross profit increased by 6.7% and 7.7%, and gross margin percentage increased 240 basis points during each of the fiscal years ended June 28, 2015 and June 29, 2014, as a result of an increase in higher margin BloomNet membership, directory and transaction fees, as well as newly implemented transaction fees, offset in part by a reduction in lower margin wholesale product revenues.

The Gourmet Food & Gift Baskets segment gross profit increased by 159.5% during the fiscal year ended June 28, 2015 in comparison to the prior year, driven primarily by the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, and strong organic e-commerce growth from Cheryl’s and 1-800-Baskets, partially offset by reduced revenue from Fannie May, due to the Thanksgiving Day warehouse fire.

After adjusting for estimated lost gross profit from the warehouse fire of $6.7 million during the year ended June 28, 2015 and for the impact of Harry & David purchase accounting adjustments related to deferred revenue of $1.6 million and step-up of inventory to fair value of $4.8 million during the year ended June 28, 2015, gross profit during the year ended June 28, 2015 increased by 172.0% in comparison to fiscal 2014. Excluding the impact of acquisitions, organic gross profit, adjusted for the estimated lost revenue from the warehouse fire, increased 9.7% during the year ended June 28, 2015. Gross margin percentage increased 270 basis points during the year ended June 28, 2015 to 44.4% as a result of the Harry & David acquisition, which earns higher margins due to its vertically integrated operations, and due to the timing of the acquisition which excluded the first quarter of Harry & David’s operations which carries a lower gross margin due to the seasonality of its business, as well as productivity improvements across all brands within the segment. After adjusting for the estimated lost gross profit from the warehouse fire for the year ended June 28, 2015 and for the impact of Harry & David purchase accounting adjustments related to deferred revenue and step-up of inventory to fair value for year ended June 28, 2015, pro forma gross margin percentage increased 350 basis points to 45.2%. Excluding the impact of the acquisition of Harry & David, organic gross margin percentage, adjusted for the estimated lost revenue from the warehouse fire, increased 70 basis points to 42.4% during the year ended June 28, 2015. The Gourmet Food & Gift Baskets segment gross profit increased by 6.3% during the fiscal year ended June 29, 2014 in comparison to fiscal 2013 due to revenue increases, as well as through gross margin expansion of 110 basis points due to the operational improvements implemented at Fannie May, as well as manufacturing and production efficiencies, partially offset by promotional offers and customer service issues resulting from the inclement weather during the year.

For fiscal 2016, the Company expects its gross margin percentage will improve in comparison to fiscal 2015 as a result of improvements in product sourcing, supply chain and manufacturing efficiencies.

Marketing and Sales Expense

	Years Ended
	June 28, 2015	% Change	June 29, 2014	% Change	June 30, 2013
	(dollars in thousands)

Marketing and sales	$299,801	53.9%	$194,847	4.4%	$186,720
Percentage of sales	26.7%		25.8%		25.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

During the fiscal year ended June 28, 2015, marketing and sales expenses increased 53.9% in comparison to the prior year primarily as a result of the incremental spend due to the acquisitions of Harry & David on September 30, 2014, as well as higher labor and facility costs associated with an increase in Fannie May store count. The increase in marketing and sales as a percentage of net revenues during the year ended June 28, 2015 was due to the impact of the Harry & David acquisitions, combined with the impact of the warehouse fire. Excluding the impact of the acquisitions, organic marketing and sales as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 25.9% during the year ended June 28, 2015, comparable with the prior year. During the fiscal year ended June 29, 2014, marketing and sales expenses increased 4.4% compared to the prior year, as a result of: (i) increased advertising programs implemented by the 1-800-Flowers.com brand in order to spur demand, (ii) the impact of the acquisition of iFlorist, and (iii) higher labor due to increase in service center costs in order to improve service levels and handle increased service calls caused by the severe weather during the year. Although this increase in advertising drove incremental volume, as a result of the severe winter weather, culminating with the Valentine blizzard, as well as lackluster consumer demand, marketing and sales expense, as a percentage of net revenues, increased from 25.4% in fiscal 2013 to 25.8% in fiscal 2014.

During the fiscal year ended June 28, 2015, the Company added approximately 4.6 million (2.6 million excluding the customers of the Harry & David acquisition on September 30, 2014) new e-commerce customers, compared to 2.4 million in fiscal 2014 and 2.3 million in fiscal 2013. Excluding the Harry & David customers, approximately 48% of customers who placed e-commerce orders during fiscal 2015 were repeat customers compared to 49% in fiscal 2014.

Technology and Development Expense

	Years Ended
	June 28, 2015	% Change	June 29, 2014	% Change	June 30, 2013
	(dollars in thousands)

Technology and development	34,745	54.3%	$22,518	3.8%	$21,700
Percentage of sales	3.1%		3.0%		3.0%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 54.3% during the fiscal year ended June 28, 2015 compared to the prior year due to the technology and development costs of Harry & David, which was acquired on September 30, 2014. Technology spend as a percentage of net revenues increased to 3.1% during the fiscal year ended June 28, 2015, compared to the prior year. Excluding the impact of acquisitions, organic technology and development expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 3.0% during the fiscal year ended June 28, 2015. During the fiscal year ended June 29, 2014, technology and development expense increased by 3.8% compared to the prior year, as a result of increased license/maintenance costs to support the Company’s IT infrastructure, as well as restructuring costs incurred to realign personnel to accommodate the launch of the Company’s new multi-branded portal during fiscal 2015.

During the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the Company expended $52.1 million, $36.6 million and $37.3 million, respectively, on technology and development, of which $17.4 million, $14.1 million, and $15.6 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 28, 2015	% Change	June 29, 2014	% Change	June 30, 2013
	(dollars in thousands)

General and administrative	$85,908	56.9%	$54,754	4.9%	$52,188
Percentage of sales	7.7%		7.2%		7.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 56.9% during the fiscal year ended June 28, 2015 in comparison to the prior year, as a result of incremental general and administrative expense of Harry & David, acquired on September 30, 2014, and the related acquisition and integration expenses of $9.6 million during the fiscal year ended June 28, 2015. Excluding the impact of acquisitions, organic general and administrative expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 7.2% during the fiscal year ended June 28, 2015. General and administrative expense increased by 4.9% during fiscal 2014, compared to the prior year, as a result of increased health care costs and worker’s compensation claims, bad debt expense, and annual compensation rate increases, partially offset by decreases in performance based bonuses.

Depreciation and Amortization

	Years Ended
	June 28, 2015	% Change	June 29, 2014	% Change	June 30, 2013
	(dollars in thousands)

Depreciation and amortization	$29,124	46.7%	$19,848	5.6%	$18,798
Percentage of sales	2.6%		2.6%		2.6%

Depreciation and amortization expense increased by 46.7% during the fiscal year ended June 28, 2015 in comparison to the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, including the impact of the additional intangibles amortization. Depreciation and amortization expense increased by 5.6% during the fiscal year ended June 29, 2014 compared to fiscal 2013, as a result of incremental expenses associated with the acquisition of iFlorist, as well as increased capital spending, including technology upgrades.

Interest Expense and other, net

	Years Ended
	June 28, 2015	% Change	June 29, 2014	% Change	June 30, 2013
	(dollars in thousands)

Interest expense and other, net	$7,303	438.2%	$1,357	36.9%	$991

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

In order to finance the Harry & David acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to repay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs.

Interest expense and other, net increased 438.2% during the fiscal year ended June 28, 2015 in comparison to the prior year, as a result of the additional interest expense associated with the Term Loan used to finance the acquisition, related working capital requirements of Harry & David, as well as losses on the sale of the Company’s Fine Stationery ($0.5 million) and Pingg ($0.6 million) brands during June 2015. Interest expense and other, net increased during the fiscal year ended June 29, 2014 in comparison to fiscal 2013, due to losses from its equity interest in Flores Online, partially offset by decreases in interest expense on the Company’s credit facility as a result of net reduction in borrowings outstanding during the period, and increases in investment income in the Company’s Non-Qualified Deferred Compensation Plan.

Income Taxes

During the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the Company recorded income tax expense from continuing operations of $10.9 million, $8.4 million and $9.1 million, respectively, resulting in an effective tax rate of 36.1%, 37.6% and 36.6%, respectively. The Company’s effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, valuation allowance changes, rate differences and tax settlements, partially offset by various tax credits/deductions as well as deductible stock-based compensation.

At June 28, 2015 the Company’s federal net operating loss carryforwards were $2.5 million, which if not utilized, will begin to expire in fiscal year 2025. The federal net operating loss is subject to Section 382 limitations of $0.3 million per year. The Company’s foreign net operating loss carryforward was $7.5 million, while the state net operating losses were $6.2 million, before federal benefit, which if not utilized, will begin to expire in fiscal year 2016.

Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the fiscal year ended June 29, 2014. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation for the fiscal years 2014 and 2013.

Results for discontinued operations are as follows:

		Years Ended
	June 28, 2015	June 29,2014	June 30, 2013
	(in thousands, except per share data)

Net revenues from discontinued operations	$-	$1,669	$5,154

Loss from discontinued operations, net of tax	$-	$(86)	$(1,889)

Gain (loss) on sale of discontinued operations, net of tax	$-	$815	$(1,512)

Income (loss) from discontinued operations	$-	$729	$(3,401)

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2015 and 2014. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jun. 28, 2015	Mar. 29, 2015	Dec. 28, 2014	Sep. 28, 2014	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sep. 29, 2013
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$178,830	$177,903	$409,082	$84,038	$148,083	$139,918	$180,095	$80,880
Other	49,461	54,334	125,193	42,665	39,286	39,673	86,242	42,168
Total net revenues	228,291	232,237	534,275	126,703	187,369	179,591	266,337	123,048
Cost of revenues	130,156	136,915	293,850	73,390	107,513	106,048	155,360	71,751
Gross profit	98,135	95,322	240,425	53,313	79,856	73,543	110,977	51,297
Operating expenses:
Marketing and sales	71,629	70,574	122,026	35,572	51,131	51,581	57,656	34,479
Technology and development	9,427	10,389	9,329	5,600	5,756	6,045	5,319	5,398
General and administrative	23,910	22,772	25,558	13,668	12,810	13,865	14,267	13,812
Depreciation and amortization	7,519	7,825	8,679	5,101	5,191	4,932	5,036	4,689
Total operating expenses	112,485	111,560	165,592	59,941	74,888	76,423	82,278	58,378
Operating income (loss)	(14,350)	(16,238)	74,833	(6,628)	4,968	(2,880)	28,699	(7,081)
Interest expense and other, net	2,281	1,631	2,638	753	398	249	418	292
Income (loss) from continuing operations before income taxes	(16,631)	(17,869)	72,195	(7,381)	4,570	(3,129)	28,281	(7,373)
Income tax expense (benefit)	(5,866)	(7,056)	26,655	(2,803)	1,813	(1,391)	10,798	(2,816)
Income (loss) from continuing operations	(10,765)	(10,813)	45,540	(4,578)	2,757	(1,738)	17,483	(4,557)

Income (loss) from discontinued operations, net of tax	-	-	-	-	295	75	(374)	(82)
Gain (loss) on sale of discontinued operations, net of tax	-	-	-	-	-	(62)	877	-
Income (loss) from discontinued operations, net of tax	-	-	-	-	295	13	503	(82)
Net income (loss)	(10,765)	(10,813)	45,540	(4,578)	3,052	(1,725)	17,986	(4,639)
Less: Net loss attributable to noncontrolling interest	(26)	(318)	(231)	(328)	(356)	(300)	(41)	-
Net income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(10,739)	$(10,495)	$45,771	$(4,250)	$3,408	$(1,425)	$18,027	$(4,639)

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$(0.16)	$(0.16)	$0.71	$(0.07)	$0.05	$(0.02)	$0.27	$(0.07)
From discontinued operations	-	-	-	-	$0.00	$0.00	$0.01	$0.00
Basic net income per common share	$(0.16)	$(0.16)	$0.71	$(0.07)	$0.05	$(0.02)	$0.28	$(0.07)

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$(0.16)	$(0.16)	$0.68	$(0.07)	$0.05	$(0.02)	$0.27	$(0.07)
From discontinued operations	-	-	-	-	$0.00	$0.00	$0.01	$0.00
Diluted net income per common share	$(0.16)	$(0.16)	$0.68	$(0.07)	$0.05	$(0.02)	$0.27	$(0.07)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	65,188	64,909	64,443	63,948	64,112	64,214	64,016	63,799
Diluted	65,188	64,909	67,061	63,948	66,157	64,214	66,095	63,799

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 56% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 20th in fiscal 2014, fell on April 5th in fiscal 2015. As a result of the timing of Easter, during fiscal 2015 a portion of revenue and EBITDA associated with the Easter Holiday shifted into the Company’s fiscal third quarter, from its fiscal fourth quarter of fiscal 2014. There will be a further shift of revenue and EBITDA as Easter falls on March 27th in fiscal 2016.

Liquidity and Capital Resources

Cash Flows

At June 28, 2015, the Company had working capital of $36.4 million, including cash and cash equivalents of $27.9 million, compared to working capital of $17.5 million, including cash and cash equivalents of $5.2 million, at June 29, 2014.

Net cash provided by operating activities of $125.7 million for the fiscal year ended June 28, 2015 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization, the write-off of inventory related to the warehouse fire and stock-based compensation, cash provided by changes in inventory, including the impact related to the timing of the acquisition of Harry & David when inventory was coming to its peak production level, prepaid items and trade receivables, partially offset by the establishment of an insurance receivable related to the fire, and decreases in accounts payable and accrued expenses.

Net cash used in investing activities of $163.6 million was primarily attributable to the acquisition of Harry & David on September 30, 2014 for $142.5 million ($132.0 million, net of cash acquired), capital expenditures related to the Company's technology infrastructure, and the completion of the building expansion of Cheryl’s bakery business to accommodate growth of the Company’s cookie and brownie product line.

Net cash provided by financing activities of $60.6 million for the fiscal year ended June 28, 2015 was attributable to borrowings under the Company’s 2014 Credit Facility used to finance the $142.5 million acquisition of Harry & David on September 30, 2014, offset by repayment of the Harry & David’s existing revolving credit facility borrowings of $62.4 million, debt issuance costs, and the acquisition of $8.4 million of treasury stock. As of June 28, 2015 there were no borrowings outstanding under the Company’s Revolver.

Credit Facility

In order to finance the acquisition of Harry & David, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to repay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs.

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

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2014 Credit Facility will be a sufficient source of liquidity. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 56% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. The Company repurchased a total of $8.4 million (1,056,038 shares), $8.3 million (1,561,206 shares) and $9.6 million (2,490,065 shares) during the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively, under this program. As of June 28, 2015, $27.3 million remains authorized under the plan.

Contractual Obligations

At June 28, 2015, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations (including interest)	$140,260	$17,087	$44,985	$78,188	-
Operating lease obligations	$135,937	$24,338	$36,919	$22,485	$52,195
Purchase commitments (*)	88,527	83,669	3,328	1,380	150

Total	$364,724	$125,094	$85,232	$102,053	$52,345

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

Revenue Recognition

Net revenues are generated by e-commerce operations from the Company’s online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, net of discounts, returns and credits. Net revenues are recognized primarily upon product delivery and do not include sales tax. Net revenues generated by the Company’s BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists. Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms primarily FOB shipping point.

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

Based on the goodwill impairment test performed during the fourth quarter of fiscal 2015, the estimated fair value of the Company's reporting units significantly exceeded their respective carrying value (including goodwill allocated to each respective reporting unit). Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. However, as a measure of sensitivity, a 45% decrease in the fair value of the Company’s reporting units as of June 28, 2015, would have had no impact on the carrying value of the Company’s goodwill. In addition, a decrease of 100 basis points in our terminal (perpetual) growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units.

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

Based on the indefinite-lived intangible assets impairment test performed during the fourth quarter of fiscal 2015, the estimated fair value of the Company's intangibles exceeded their respective carrying value. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. This standard is effective for the Company’s fiscal year ending July 2, 2017. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(1)	The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities, as well as from outstanding debt. In order to finance the Harry & David acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to repay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs.

As of June 28, 2015, the Company had $131.8 million outstanding under its 2014 Credit Facility.

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion, to manage its exposure to interest rate fluctuations. The Company has managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest.

In July 2009, the Company entered into a $45.0 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.92% fixed rate of interest over the term of the agreement. This swap matured on July 25, 2012. The Company had designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. The effective portion of the after tax fair value gains or losses on this swap was included as a component of accumulated other comprehensive income. The Company did not have any open derivative positions at June 28, 2015 and June 29, 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data: See Part II, Item 7 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 28, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2015.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 28, 2015. Management has excluded the September 30, 2014 acquisition of Harry & David Holdings, Inc. from its assessment of internal controls over financial reporting as permitted in the year of acquisition under Securities and Exchange Commission guidance. Harry & David constituted approximately 32% of the Company's total assets as of June 28, 2015 and contributed approximately 32% of the Company's total net revenues for the fiscal year ended June 28, 2015.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of June 28, 2015. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of June 28, 2015 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-Flowers.com, Inc.

Carle Place, NY

We have audited 1-800-Flowers.com, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Harry & David Holdings, Inc. (“Harry & David”), which was acquired on September 30, 2014, and which is included in the consolidated balance sheets of 1-800-Flowers.com, Inc. and subsidiaries as of June 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Harry & David constituted approximately 32% of the Company’s total assets as of June 28, 2015 and contributed approximately 32% of the Company’s total net revenues for the fiscal year ended June 28, 2015. Management did not assess the effectiveness of internal control over financial reporting of Harry & David because of the timing of the acquisition which was completed on September 30, 2014. Our audit of internal control over financial reporting of 1-800-Flowers.com, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Harry & David.

In our opinion, 1-800-Flowers.com, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-Flowers.com, Inc. and subsidiaries as of June 28, 2015 and June 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended and our report dated September 11, 2015 expressed an unqualified opinion thereon.

 /s/ BDO USA, LLP

Melville, New York

September 11, 2015

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth in the Proxy Statement for the 2015 annual meeting of stockholders is incorporated herein by reference.

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

The information to be set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

*10.20	Credit Agreement dated as of September 30, 2014 among 1-800-Flowers.com, Inc., the Subsidiary Borrowers party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (Quarterly Report on Form 10-Q filed on November 7, 2014, Exhibit 10.24)
*10.21	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.20)
*10.22	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.21)
*10.23	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.22)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2015	1-800-FLOWERS.COM, Inc.

	By:	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 11, 2015	By:	/s/ James F. McCann
James F. McCann Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

Dated: September 11, 2015	By:	/s/ William E. Shea
William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 11, 2015	By:	/s/ Christopher G. McCann
Christopher G. McCann Director, President

Dated: September 11, 2015	By:	/s/ Geralyn R. Breig
Geralyn R. Breig Director

Dated: September 11, 2015	By:	/s/ Lawrence Calcano
Lawrence Calcano Director

Dated: September 11, 2015	By:	/s/ James A. Cannavino
James A. Cannavino Director

Dated: September 11, 2015	By:	/s/ Eugene F. DeMark
Eugene F. DeMark Director

Dated: September 11, 2015	By:	/s/ Leonard J. Elmore
Leonard J. Elmore Director

Dated: September 11, 2015	By:	/s/ Sean Hegarty
Sean Hegarty Director

Dated: September 11, 2015	By:	/s/ Larry Zarin
Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-Flowers.com, Inc.

Carle Place, NY

We have audited the accompanying consolidated balance sheets of 1-800-Flowers.com, Inc. and subsidiaries as of June 28, 2015 and June 29, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index for the years ended June 28, 2015 and June 29, 2014. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1-800-Flowers.com, Inc. and subsidiaries at June 28, 2015 and June 29, 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-Flowers.com, Inc. and subsidiaries internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

September 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

1-800-FLOWERS.COM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the Company) as of June 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flow for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended June 30, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at June 30, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Jericho, New York

September 13, 2013

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 28, 2015	June 29, 2014

Assets
Current assets:
Cash and cash equivalents	$27,940	$5,203
Receivables, net	16,191	13,339
Insurance receivable	2,979	-
Inventories	93,163	58,520
Deferred tax assets	4,873	5,156
Prepaid and other	14,822	9,600
Total current assets	159,968	91,818

Property, plant and equipment, net	170,100	60,147
Goodwill	77,097	60,166
Other intangibles, net	82,125	44,616
Deferred tax assets	-	2,002
Other assets	12,656	8,820
Total assets	$501,946	$267,569

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,425	$24,447
Accrued expenses	73,639	49,517
Current maturities of long-term debt	14,543	343
Total current liabilities	123,607	74,307

Long-term debt	117,563	-
Deferred tax liabilities	42,680	649
Other liabilities	7,840	6,495
Total liabilities	291,690	81,451

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 42,875,291 and 38,119,398 shares issued in 2015 and 2014, respectively	429	381
Class B common stock, $.01 par value, 200,000,000 shares authorized, 39,310,044 and 42,058,594 shares issued in 2015 and 2014, respectively	393	420
Additional paid-in capital	319,108	305,510
Retained deficit	(48,278)	(68,565)
Accumulated other comprehensive loss	(371)	(46)
Treasury stock, at cost, 11,874,475 and 10,818,437 Class A shares in 2015 and 2014, respectively, and 5,280,000 Class B shares in 2015 and 2014	(62,832)	(54,472)
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	208,449	183,228
Noncontrolling interest in subsidiary	1,807	2,890
Total equity	210,256	$186,118
Total liabilities and equity	$501,946	$267,569

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	June 28, 2015	June 29, 2014	June 30, 2013

Net revenues	$1,121,506	$756,345	$735,497
Cost of revenues	634,311	440,672	430,305
Gross profit	487,195	315,673	305,192
Operating expenses:
Marketing and sales	299,801	194,847	186,720
Technology and development	34,745	22,518	21,700
General and administrative	85,908	54,754	52,188
Depreciation and amortization	29,124	19,848	18,798
Total operating expenses	449,578	291,967	279,406
Operating income	37,617	23,706	25,786
Interest expense and other, net	7,303	1,357	991
Income from continuing operations before income taxes	30,314	22,349	24,795
Income tax expense from continuing operations	10,930	8,403	9,073
Income from continuing operations	19,384	13,946	15,722

Loss from discontinued operations, net of tax	-	(86)	(1,889)
Gain (loss) on sale of discontinued operations, net of tax	-	815	(1,512)
Income (loss) from discontinued operations, net of tax	-	729	(3,401)
Net income	$19,384	14,675	12,321
Less: Net loss attributable to noncontrolling interest	(903)	(697)	-
Net income attributable to 1-800-FLOWERS.COM, Inc.	$20,287	$15,372	$12,321

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.31	$0.23	$0.24
From discontinued operations	$0.00	$0.01	$(0.05)
Basic net income per common share	$0.31	$0.24	$0.19

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.30	$0.22	$0.24
From discontinued operations	$0.00	$0.01	$(0.05)
Diluted net income per common share	$0.30	$0.23	$0.19

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,976	64,035	64,369
Diluted	67,602	66,460	66,792

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	June 28, 2015	June 29, 2014	June 30, 2013

Net income	$19,384	$14,675	$12,321
Other comprehensive income (loss) (currency translation)	(505)	(75)	17
Comprehensive income	18,879	14,600	12,338

Less:
Net loss attributable to noncontrolling interest	(903)	(697)	-
Other comprehensive loss (currency translation) attributable to noncontrolling interest	(180)	(29)
Comprehensive loss attributable to noncontrolling interest	(1,083)	(726)	-

Comprehensive income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$19,962	$15,326	$12,338

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended June 28, 2015, June 29, 2014 and June 30, 2013

(in thousands, except share data)

										Total
	Common Stock				Additional		Accumulated Other			1-800-FLOWERS. COM, Inc.
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interest	Equity

Balance at July 1, 2012	34,465,207	$344	42,138,465	$421	$293,814	$(96,258)	$(17)	12,047,166	$(36,556)	$161,748	$-	$161,748

Net income	-	-	-	-	-	12,321	-	-	-	12,321	-	12,321
Change in value of cash flow hedge	-	-	-	-	-	-	17	-	-	17	-	17
Conversion of Class B stock into Class A stock	13,000	-	(13,000)	-	-	-	-	-	-	-	-	-
Stock-based compensation	1,610,271	16	-	-	4,267	-	-	-	-	4,283	-	4,283
Exercise of stock options	191,947	2	-	-	533	-	-	-	-	535	-	535
Tax asset shortfall from stock-based compensation	-	-	-	-	(34)	-	-	-	-	(34)	-	(34)
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	2,490,065	(9,599)	(9,599)	-	(9,599)
Balance at June 30, 2013	36,280,425	362	42,125,465	421	298,580	(83,937)	-	14,537,231	(46,155)	169,271	-	169,271

Net income	-	-	-	-	-	15,372	-	-	-	15,372	(697)	14,675
Translation adjustment	-	-	-	-	-	-	(46)	-	-	(46)	(29)	(75)
Conversion of Class B stock into Class A stock	66,871	1	(66,871)	(1)	-	-	-	-	-	-	-	-
Stock-based compensation	1,608,052	16	-	-	4,648	-	-	-	-	4,664	-	4,664
Exercise of stock options	164,050	2			525					527	-	527
Excess tax benefit from stock-based compensation	-	-	-	-	1,757	-	-	-	-	1,757	-	1,757
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,561,206	(8,317)	(8,317)	-	(8,317)
Noncontrolling interest	-	-	-	-	-	-	-	-	-	-	3,616	3,616
Balance at June 29, 2014	38,119,398	381	42,058,594	420	305,510	(68,565)	(46)	16,098,437	(54,472)	183,228	2,890	186,118

Net income	-	-	-	-	-	20,287	-	-	-	20,287	(903)	19,384
Translation adjustment	-	-	-	-	-	-	(325)	-	-	(325)	(180)	(505)
Conversion of Class B stock into Class A stock	2,748,550	27	(2,748,550)	(27)	-	-	-	-	-	-	-	-
Stock-based compensation	1,154,173	12	-	-	5,950	-	-	-	-	5,962	-	5,962
Exercise of stock options	853,170	9			5,533					5,542	-	5,542
Excess tax benefit from stock-based compensation	-	-	-	-	2,115	-	-	-	-	2,115	-	2,115
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,056,038	(8,360)	(8,360)	-	(8,360)
Balance at June 28, 2015	42,875,291	$429	39,310,044	$393	$319,108	$(48,278)	$(371)	17,154,475	$(62,832)	$208,449	$1,807	$210,256

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	June 28, 2015	June 29, 2014	June 30, 2013

Operating activities:
Net income	$19,384	$14,675	$12,321
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Operating activities of discontinued operations	-	1,587	(179)
Loss/(gain) on sale of discontinued operations	-	(1,300)	2,348
Depreciation and amortization	29,124	19,848	18,798
Amortization of deferred financing costs	1,501	306	420
Deferred income taxes	2,471	1,454	(811)
Non-cash impact of write-offs related to warehouse fire	29,522	-	-
Bad debt expense	1,295	1,656	1,085
Stock-based compensation	5,962	4,664	4,283
Excess tax benefit from stock-based compensation	(2,550)	(1,837)	(739)
Other non-cash items	1,439	755	483
Changes in operating items, excluding the effects of acquisitions:
Receivables	8,331	(1,893)	(4,108)
Insurance receivable	(2,979)	-	-
Inventories	26,390	(2,564)	(1,823)
Prepaid and other	8,047	436	(1,655)
Accounts payable and accrued expenses	(2,235)	2,660	4,368
Other assets	(1,058)	(262)	(609)
Other liabilities	1,089	2,355	463
Net cash provided by operating activities	125,733	42,539	34,645
Investing activities:
Acquisitions, net of cash acquired	(131,994)	(9,000)	(3,700)
Capital expenditures	(32,572)	(22,985)	(20,044)
Other, net	963	(3)	(786)
Investing activities of discontinued operations	-	500	-
Net cash used in investing activities	(163,603)	(31,488)	(24,530)
Financing activities:
Acquisition of treasury stock	(8,360)	(8,317)	(9,599)
Excess tax benefit from stock based compensation	2,550	1,837	739
Proceeds from exercise of employee stock options	5,542	527	535
Proceeds from bank borrowings	239,500	127,000	62,000
Repayment of notes payable and bank borrowings	(172,983)	(127,052)	(91,250)
Debt issuance cost	(5,642)	-	(1,234)
Other	-	3	(6)
Net cash provided by (used in) financing activities	60,607	(6,002)	(38,815)
Net change in cash and cash equivalents	22,737	5,049	(28,700)
Cash and cash equivalents:
Beginning of year	5,203	154	28,854
End of year	$27,940	$5,203	$154

Supplemental Cash Flow Information:

-	Interest paid amounted to $4.3 million $1.0 million and $1.1 million, for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.
-

The Company paid income taxes of approximately $5.1 million, $7.0 million and $8.3 million, net of tax refunds received, for the years ended June 28, 2015, June 29, 2014, and June 30, 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

For nearly 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift.

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM “Gift Shop” also includes gourmet gifts such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200 or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); and top quality steaks and chops from Stock Yards® (www.stockyards.com).

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. During fiscal 2015 and 2014, approximately 1% and 2%, respectively, of consolidated net revenue came from international sources, whereas in fiscal 2013 virtually all of the Company’s revenues had been derived from domestic sources.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation for the fiscal years 2014 and 2013.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2015, 2014 and 2013 consisted of 52 weeks which ended on June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the estimated useful lives and the initial lease terms. The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. Orchards in production, consisting of direct labor and materials, supervision and other items, are capitalized as part of capital projects in progress – orchards until the orchards produce fruit in commercial quantities. Upon attaining commercial levels of production the capital investments in these orchards are recorded as land improvements. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively. The Company’s property plant and equipment is depreciated using the following estimated lives:

Building and building improvements (years)	10	-	40
Leasehold improvements (years)	3	-	10
Furniture, fixtures and production equipment (years)	3	-	10
Software (years)	3	-	7
Orchards in production and land improvements	15	-	35

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalog over a period not to exceed 12 months. Included within prepaid and other current assets was $2.5 million and $0.2 million at June 28, 2015 and June 29, 2014 respectively, relating to prepaid catalog expenses.

Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee. The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $2.9 million as of June 28, 2015 and $3.2 million as of June 29, 2014, and is included in Other assets within the consolidated balance sheets. The Company’s equity in the net income (loss) of Flores Online for each of the years ended June 28, 2015 and June 29, 2014 was $(0.3) million and $(0.6) million.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.7 million as of June 28, 2015 and $0.8 million as of June 29, 2014. In addition, the Company had notes receivable from a company it maintains an investment in of $0.3 million as of June 28, 2015 and $0.5 million as of June 29, 2014. As described in Note 4 “Acquisitions”, on December 3, 2013, the Company increased its investment in iFlorist, resulting in a majority ownership interest (56%), through the conversion of notes receivable and the purchase of additional shares from the Company’s founders. The acquisition of a majority interest in iFlorist resulted in the consolidation of iFlorist’s operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.2 million at June 28, 2015 and $2.4 million at June 29, 2014) have been recorded based upon previous experience and management’s evaluation.

Revenue Recognition

Net revenues are generated by e-commerce operations from the Company’s online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, net of discounts, returns and credits. Net revenues are recognized primarily upon product delivery and do not include sales tax. Net revenues generated by the Company’s BloomNet Wire Service operations include membership fees as well as other products and service offerings to florists. Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms primarily FOB shipping point.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $130.6 million, $83.0 million and $77.9 million for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

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

Stock-Based Compensation

The Company records compensation expense associated with restricted stock awards and other forms of equity compensation based upon the fair value of stock-based awards as measured at the grant date. The cost associated with share-based awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards is recognized for each tranche over the service period, based on an assessment of the likelihood that the applicable performance goals will be achieved.

Derivatives and hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at June 28, 2015 and June 29, 2014.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. This standard is effective for the Company’s fiscal year ending July 2, 2017. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 3 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013

	(in thousands, except per share data)
Numerator:
Income from continuing operations	$19,384	$13,946	$15,722
Less: Net loss attributable to noncontrolling interest	(903)	(697)	-
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$20,287	$14,643	$15,722

Denominator:
Weighted average shares outstanding	64,976	64,035	64,369
Effect of dilutive securities:
Employee stock options (1)	1,561	1,083	786
Employee restricted stock awards	1,065	1,342	1,637
	2,626	2,425	2,423

Adjusted weighted-average shares and assumed conversions	67,602	66,460	66,792

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.31	$0.23	$0.24
Diluted	$0.30	$0.22	$0.24

Note (1): The effect of options to purchase 0.1 million, 1.2 million and 2.0 million shares for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 4. Acquisitions

Acquisition of Harry & David

On September 30, 2014, the Company completed its acquisition of Harry & David, a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David brands. The transaction, for a purchase price of $142.5 million, includes the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the quarter ended June 28, 2015, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on its estimates of their fair values on the acquisition date. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. Of the acquired intangible assets, $5.2 million was assigned to customer lists, which are being amortized over the estimated remaining lives of between 4 to 11 years, $35.5 million was assigned to trademarks, $1.1 million was assigned to leasehold positions and $16.0 million was assigned to goodwill, which is not expected to be deductible for tax purposes. The goodwill recognized in conjunction with our acquisition of Harry & David is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, as well as adjustments made during the measurement period:

	Harry & David Preliminary Purchase Price Allocation	Measurement Period Adjustments (1)	Harry & David Final Purchase Price Allocation
	(in thousands)	(in thousands)	(in thousands)
Current assets	$124,245	$2,023	$126,268
Intangible assets	17,209	24,618	41,827
Goodwill	38,635	(22,593)	16,042
Property, plant and equipment	91,023	14,056	105,079
Other assets	111	(242)	(131)
Total assets acquired	271,223	17,862	289,085

Current liabilities, including short-term debt	104,335	178	104,513
Deferred tax liabilities	23,252	18,796	42,048
Other liabilities assumed	1,136	(1,112)	24
Total liabilities assumed	128,723	17,862	146,585
Net assets acquired	$142,500	$-	$142,500

(1)

The measurement period adjustments were due to the finalization of the valuations related to property plant and equipment and intangible assets and resulted in the following: an increase in property, plant and equipment and intangible assets, with the related increase in long-term deferred tax liabilities and corresponding decrease in goodwill. The measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of income for the year ended June 28, 2015.

The estimated fair value of the acquired work in process and finished goods inventory was determined utilizing the income approach. The income approach estimates the fair value of the inventory based on the net retail value of the inventory less operating expenses and a reasonable profit allowance. Raw materials inventory was valued at book value, as there have not been any significant price fluctuations or other events that would materially change the cost to replace the raw materials.

The estimated fair value of the deferred revenue was determined based on the costs to perform the remaining services and/or satisfy the Company’s remaining obligations, plus a reasonable profit for those activities. These remaining costs exclude sales and marketing expenses since the Deferred Revenue has already been “sold,” and no additional sales and marketing expenses will be incurred. The reasonable profit to be earned on the deferred revenue was estimated based on the profit mark-up that the Company earns on similar services.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated fair value of property, plant and equipment was determined utilizing a combination of the cost, sales comparison, market, and excess earnings method approaches, as follows:

Under the cost approach a replacement cost of the asset is first determined based on replacing the real property with assets of equal utility and functionality, developed based on both the indirect and the direct cost methods. The indirect cost method includes multiplying the assets’ historical costs by industry specific inflationary trend factors to yield an estimated replacement cost. In applying this method, all direct and indirect costs including tax, freight, installation, engineering and other associated soft costs were considered. The direct cost method includes obtaining a current replacement cost estimate from the Company and equipment dealers, which includes all applicable direct and indirect costs. An appropriate depreciation allowance is then applied to the replacement cost based on the effective age of the assets relative to the expected normal useful lives of the assets, condition of the assets, and the planned future utilization of the assets. The determination of fair value also includes considerations of functional obsolescence and economic obsolescence, where applicable.

The sales comparison approach was considered for certain real estate property. Under the sales comparison approach, an estimate of fair value is determined by comparing the property being valued to similar properties that have been sold within a reasonable period from the valuation date, applying appropriate units of comparison.

The market approach was considered for certain assets with active secondary markets including agricultural equipment, automobiles, computer equipment, general equipment, mobile equipment, packaging machinery and semi-tractors. Under the market approach market, comparables for the assets are obtained from equipment dealers, resellers, industry databases, and published price guides. The market comparables are then adjusted to the subject assets based on age, condition or type of transaction. All applicable direct and indirect costs are also considered and reflected in the final fair value determination.

The fair value of orchards in production was determined based on the excess earnings method under the income approach. This valuation approach assumed that the orchards’ production could be sold independently through a wholesale market rather than Harry & David’s retail channel. The excess earnings method required calculating future crop revenue as determined by multiplying the future crop volume in tons to be produced by the projected price per ton based on the USDA “Agricultural Prices” report released January 31, 2015 by the National Agricultural Statistics Services. Appropriate expenses were deducted from the sales attributable to the orchards and economic rents were charged for the return on contributory assets. The after-tax cash flows attributable to the asset were discounted back to their net present value at an appropriate rate of return and summed to calculate the value of the orchards.

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

The estimated fair value of the acquired customer lists was determined using the excess earnings method under the income approach. This method requires identifying the future revenue that would be generated by existing customers at the time of the acquisition, considering an appropriate attrition rate based on the historical experience of the Company. Appropriate expenses are then deducted from the revenues and economic rents are charged for the return on contributory assets. The after-tax cash flows attributable to the asset are discounted back to their net present value at an appropriate intangible asset rate of return and summed to calculate the value of the customer lists.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Operating results of Harry & David are reflected in the Company’s consolidated financial statements from the date of acquisition, within its Gourmet Food & Gift Baskets segment. Harry & David contributed net revenues of $359.7 million and operating income of approximately $24.6 million from September 30, 2014 through June 28, 2015. These amounts are not necessarily indicative of the results of operations that Harry & David would have realized had it continued to operate as a stand-alone company during the period presented due to integration activities since the acquisition date, and due to costs that are now reflected in the Company’s unallocated corporate costs which are not allocated to Harry & David.

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the year ended June 28, 2015 and June 29, 2014, give effect to the Harry & David acquisition as if it had been completed on July 1, 2013. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Year Ended
	June 28, 2015	June 29, 2014
Net revenues from continuing operations	$1,152,103	$1,142,946
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$17,812	$19,439
Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.26	$0.29

The unaudited pro forma amounts above include the following adjustments:

(1)

An increase of net revenues and a decrease of cost of sales by $1.6 million and $4.8 million, to reflect the impact of purchase accounting adjustments related to Harry & David’s deferred revenue and inventory fair value step-up in the year ended June 28, 2015.

(2)

A decrease of operating expenses by $17.4 million during the year ended June 28, 2015, to eliminate non-recurring acquisition costs ($11.9 million during the year ended June 28, 2015), integration costs ($3.0 million during the year ended June 28, 2015) and severance costs ($2.5 million during the year ended June 28, 2015) directly related to the transaction.

(3)	A decrease of operating expenses by $0.4 million during the year ended June 29, 2014, to eliminate non-recurring acquisition costs directly related to the transaction.
(4)	An increase of operating expenses by $0.2 million during the year ended June 29, 2014, to reflect the additional amortization expense related to the increase in definite lived intangibles.
(5)

An increase to interest expense by $1.1 million for the year ended June 28, 2015, and $4.8 million for the year ended June 29, 2014, respectively, to reflect the incremental impact of the 2014 Credit Facility utilized to finance the acquisition, assuming our new credit facility was in place on July 1, 2013.

(6)	The adjustments above were tax effected at the combined entity’s assumed effective tax rate for the respective periods.

Acquisition of Fannie May retail stores

On June 27, 2014, the Company and GB Chocolates LLC (GB Chocolates) entered into a settlement agreement, resulting in the termination of the GB Chocolates franchise agreement, and its exclusive area development rights. As a result, in fiscal 2014, the Company recognized the previously deferred non-refundable area development fees of $0.7 million. In addition, per the terms of the non-performance Promissory Note, GB Chocolates paid $1.2 million as a result of its failure to complete its development obligations under the 2011 Area Development Agreement (the 2011 ADA). As a result, during the fourth quarter of fiscal 2014, the Company recognized revenue of $1.0 million ($0.2 million had been previously recognized). The Company has no plans to market the territories covered in the 2011 ADA.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

During the quarter ended June 28, 2015, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on our estimates of their fair values on the acquisition date. There have been no measurement period adjustments. The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

Final Purchase Price Allocation
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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

iFlorist Fair Value of Purchase Price Components
(in thousands)
Cash	$1,640
Converted debt	1,964
Initial equity investment	1,629
Noncontrolling interest	3,616
Total purchase price	$8,849

During the quarter ended December 28, 2014, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on our estimates of their fair values on the acquisition date. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. Of the acquired intangible assets, $0.7 million was assigned to customer lists, which is being amortized over the estimated remaining life of 3 years, $0.7 million was assigned to trademarks, and $7.9 million was assigned to goodwill, which is not expected to be deductible for tax purposes. As a result of cumulative tax losses in the foreign jurisdiction, offset in part by the deferred tax liability arising from the amortizable customer lists which was considered a source of future income, the Company concluded that a full valuation allowance be recorded in such jurisdiction.

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

(2)

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated fair value of the acquired customer lists was determined using the with and without method. This method calculates the debt-free cash flows generated under two scenarios: the with and without. Under the with scenario, it is assumed that the Company achieves full projections and includes both existing customers as of the valuation date as well as new customers acquired during the course of normal business. The without scenario, assumes that the Company has no existing customers, but rather builds to management projections as new customers are acquired. The differential between the cash flows under the two scenarios is then discounted to present value to determine the value of the customer lists as of the valuation date.

Operating results of the Company’s membership interest in iFlorist are reflected in the Company’s consolidated financial statements from the date of acquisition, essentially all of which is included within the 1-800-Flowers.com Consumer Floral segment. iFlorist’s operations are not material to the Company’s consolidated financial statements and as such pro forma results of operations have not been presented.

Acquisition of 1-800-Flowers’ European trademarks

On March 11, 2013, the Company acquired the European rights to various derivations of the 1-800-Flowers’ tradename, trademark, URL’s and telephone numbers from Flowerscorp Pty Ltd. for a purchase price of $4.0 million, which is included within Other intangibles, net.

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor, growing crops and is classified as follows:

	June 28, 2015	June 29, 2014
	(in thousands)
Finished goods	$43,254	$30,859
Work-in-process	16,020	8,566
Raw materials	33,889	19,095
	$93,163	$58,520

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets (1)	Total
		(in thousands)
Balance at June 30, 2013	$10,251	$-	$37,692	$47,943
Acquisition of Fannie May franchise stores			5,783	5,783
Adjustments	(97)	-	-	(97)
Acquisition of iFlorist	6,537	-	-	6,537
Balance at June 29, 2014	$16,691	$-	$43,475	$60,166
Harry & David acquisition			16,042	16,042
iFlorist measurement period adjustment	1,320			1,320
iFlorist translation adjustment	(429)			(429)
Other			(2)	(2)
Balance at June 28, 2015	$17,582	$-	$59,515	$77,097

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the GFGB segment during fiscal 2009.

There were no goodwill impairment charges in any segment during the years ended June 28, 2015, June 29, 2014 and June 30, 2013.

The Company’s other intangible assets consist of the following:

				June 28, 2015			June 29, 2014
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
					(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,727	$1,693	$7,420	$5,621	$1,799
Customer lists	3	-	10	21,815	14,595	7,220	17,313	12,818	4,495
Other	5	-	8	3,665	2,597	1,068	2,538	2,538	-
				32,900	22,919	9,981	27,271	20,977	6,294

Trademarks with indefinite lives				72,144	-	72,144	38,322	-	38,322
Total identifiable intangible assets				$105,044	$22,919	$82,125	$65,593	$20,977	$44,616

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended June 28, 2015, June 29, 2014 and June 30, 2013.

The amortization of intangible assets for the years ended June 28, 2015, June 29, 2014 and June 30, 2013 was $.2.1 million, $1.6 million and $1.8 million, respectively. Future estimated amortization expense is as follows: 2016 - $2.1 million, 2017 - $1.5 million, 2018 – $1.3 million, 2019 - $0.7 million, 2020 - $0.6 million and thereafter - $3.8 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	June 28, 2015	June 29, 2014
	(in thousands)

Land	$31,077	$2,907
Orchards in production and land improvements	9,028	-
Building and building improvements	55,121	12,551
Leasehold improvements	19,459	18,504
Production equipment and furniture and fixtures	63,132	40,582
Computer and telecommunication equipment	56,582	57,488
Software	150,695	136,226
Capital projects in progress - orchards	7,335	-
	392,429	268,258
Accumulated depreciation and amortization	222,329	208,111
	$170,100	$60,147

Depreciation expense for the years ended June 28, 2015, June 29, 2014 and June 30, 2013 was $27.0 million, $18.2 million, and $17.0 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	June 28, 2015	June 29, 2014
	(in thousands)

Payroll and employee benefits	$36,370	$22,601
Advertising and marketing	11,923	11,803
Other	25,346	15,113
	$73,639	$49,517

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	June 28, 2015	June 29, 2014
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	131,813	-
Bank loan (2)	293	343
Total debt	132,106	343
Less: current maturities of long-term debt	14,543	343
Long-term debt	$117,563	$-

(1)

In order to finance the Harry & David acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to repay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs. There are no amounts outstanding under the Revolver as of June 28, 2015.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of June 28, 2015. Outstanding amounts under the 2014 Credit Facility bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future payments under the term loan are as follows: $14.2 million – 2016, $19.6 million – 2017, $21.4 million – 2018, $26.7 million – 2019 and $49.9 million – 2020.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities) as of June 28, 2015:
Trading securities held in a “rabbi trust” (1)	$3,118	$3,118	$-	$-
	$3,118	$3,118	$-	$-

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities) as of June 29, 2014:
Trading securities held in a “rabbi trust” (1)	$2,146	$2,146	$-	$-
	$2,146	$2,146	$-	$-

(1)

The Company has established a Non-qualified Deferred Compensation Plan (Note 14 – Employee Retirement Plans) for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan Trading securities held in the rabbi trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability included in Other liabilities, in the consolidated balance sheets.

Note 11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company concluded its federal examination by the Internal Revenue Service for fiscal year 2011, however, fiscal years 2012 through 2014 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states also remain open from fiscal 2011. The Company commenced operations in foreign jurisdictions in 2012. The Company’s foreign income tax filings are open for examination by its respective foreign tax authorities in Canada and the United Kingdom

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 28, 2015, the Company has an unrecognized tax position of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that no additional significant unrecognized tax positions will be resolved over the next twelve months.

Significant components of the income tax provision from continuing operations are as follows:

	Years ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)

Current provision (benefit):
Federal	$6,630	$6,439	$7,983
State	1,840	1,247	1,845
Foreign	(11)	11	-
	8,459	7,697	9,828
Deferred provision (benefit):
Federal	1,970	773	(730)
State	631	28	(25)
Foreign	(130)	(95)	-
	2,471	706	(755)
Income tax expense	$10,930	$8,403	$9,073

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 28, 2015	June 29, 2014	June 30, 2013

Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	3.7	3.3
Valuation allowance change	2.6	1.5	-
Rate differences	1.1	1.2	(0.3)
Tax settlements	1.4	(1.0)	1.1
Deductible stock-based compensation	(1.3)	(0.2)	(0.1)
Domestic production deduction	(2.2)	(1.9)	(1.8)
Tax credits	(3.9)	(1.7)	(1.2)
Other, net	(0.4)	1.0	0.6
	36.1%	37.6%	36.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	June 28, 2015	June 29, 2014
	(in thousands)
Deferred income tax assets:
Net operating loss and credit carryforwards	$6,743	$4,342
Accrued expenses and reserves	5,921	6,178
Stock-based compensation	3,622	3,420
Book in excess of tax depreciation	-	1,322
Gross deferred income tax assets	16,286	15,262
Less: Valuation allowance	(4,589)	(2,241)
	11,697	13,021
Deferred income tax liabilities:
Other intangibles	(23,307)	(6,512)
Tax in excess of book depreciation	(26,197)	-
	(49,504)	(6,512)
Net deferred income tax assets (liabilities)	$(37,807)	$6,509

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and its United Kingdom and Canada subsidiaries. At June 28, 2015 the Company’s federal net operating loss carryforwards were $2.5 million, which if not utilized, will begin to expire in fiscal year 2025. The federal net operating loss is subject to Section 382 limitations of $0.3 million per year. The Company’s foreign net operating loss carryforward was $7.5 million, while the state net operating losses were $6.2 million, before federal benefit, which if not utilized, will begin to expire in fiscal year 2016.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2015, 2,748,550 shares of Class B common stock were converted into shares of Class A common stock.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. The Company repurchased a total of $8.4 million (1,056,038 shares), $8.3 million (1,561,206 shares) and $9.6 million (2,490,065 shares) during the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively, under this program. As of June 28, 2015, $27.3 million remains authorized under the plan.

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

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the “Committee”). At June 28, 2015, the Company has reserved approximately 12.5 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013

	(in thousands, except per share data)

Stock options	$459	$420	$477
Restricted stock awards	5,503	4,244	3,806
Total	5,962	4,664	4,283
Deferred income tax benefit	2,087	1,738	1,555
Stock-based compensation expense, net	$3,875	$2,926	$2,728

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 28, 2015	July 29, 2014	June 30, 2013

	(in thousands)

Marketing and sales	$1,866	$1,261	$1,499
Technology and development	392	298	428
General and administrative	3,704	3,105	2,356
Total	$5,962	$4,664	$4,283

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (Refer to Note 15. Business Segments).

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	June 28, 2015	June 29, 2014	June 30, 2013

Weighted average fair value of options granted	$4.86	$3.16	$2.95
Expected volatility	52%	61%	72%
Expected life (in years)	7.3	6.6	6.4
Risk-free interest rate	1.9%	1.6%	0.7%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended June 28, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding beginning of period	4,339,790	$3.80
Granted	75,000	$8.83
Exercised	(853,170)	$6.44
Forfeited/Expired	(216,474)	$8.44
Outstanding end of period	3,345,146	$2.93	4.3	$24,910

Options vested or expected to vest at end of period	3,241,485	$2.93	4.2	$24,141
Exercisable at June 28, 2015	2,095,246	$3.04	3.1	$15,371

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2015. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 28, 2015, June 29, 2014 and June 30, 2013 was $3.6 million, $0.4 million, and $0.6 million, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 28, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$1.69 – 1.79	1,003,500	5.3	$1.79	501,000	$1.79
$2.22 – 2.88	1,053,000	6.3	$2.62	422,600	$2.61
$3.11 – 3.11	959,755	0.9	$3.11	959,755	$3.11
$3.26 – 9.25	276,391	4.2	$6.32	184,391	$6.09
$9.74 – 10.20	52,500	5.9	$9.99	27,500	$9.80
	3,345,146	4.3	$2.93	2,095,246	$3.04

As of June 28, 2015, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $1.8 million and the weighted average period over which these awards are expected to be recognized was 3.9 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 28, 2015:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	2,686,685	$3.90
Granted	976,882	$8.09
Vested	(1,154,173)	$3.48
Forfeited	(167,342)	$7.14
Non-vested - end of period	2,342,052	$5.62

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 28, 2015, there was $8.1 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.6 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal years 2015, 2014 and 2013.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected. As of June 28, 2015 and June 29, 2014, these plan liabilities, which are included in Other liabilities within the Company’s Consolidated Balance Sheet, totaled $3.1 million and $2.1 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in Other assets-long term. Company contributions during the years ended June 28, 2015, June 29, 2014 and June 30, 2013 were less than $0.1 million. Gains and losses on these investments, were $0.2 million, $0.3 million and $0.2 million for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, are included in Interest expense and other, net, within the Company’s Consolidated Statements of Income.

Note 15. Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•	1-800-Flowers.com Consumer Floral,
•	BloomNet Wire Service, and
•	Gourmet Food and Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (2) below), nor does it include depreciation and amortization, other income/expense and income taxes, or stock-based compensation and certain Harry & David transaction/integration costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Years ended
Net revenues	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral	$422,199	$421,336	$411,526
BloomNet Wire Service (1)	85,968	84,199	81,822
Gourmet Food & Gift Baskets (1)	613,953	251,990	243,225
Corporate	1,020	797	789
Intercompany eliminations	(1,634)	(1,977)	(1,865)
Total net revenues	$1,121,506	$756,345	$735,497

	Years ended
Operating Income from Continuing Operations	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$43,529	$40,252	$47,193
BloomNet Wire Service (1)	29,398	26,715	25,611
Gourmet Food & Gift Baskets (1)	74,889	27,122	20,345
Segment Contribution Margin Subtotal	147,816	94,089	93,149
Corporate (2)	(81,075)	(50,535)	(48,565)
Depreciation and amortization	(29,124)	(19,848)	(18,798)
Operating income	$37,617	$23,706	$25,786

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)

Refer to Note 18 - Fire at the Fannie May warehouse and distribution facility. On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. As a result of the fire, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during its fiscal second and third quarter. As a result, the Company’s revenues and income from operations were negatively impacted. The Company does not believe that there will be any further significant impact from this issue beyond the year ended June 28, 2015.

(2)

Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation, and during the year ended June 28, 2015 acquisition and integration costs (including severance) related to the acquisition of Harry & David, in the amount of $9.6 million. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment. The Company has commenced integrating Harry & David into its operating platforms, and as such, their operating costs have been classified in a similar manner.

Note 16. Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the fiscal year ended June 29, 2014. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation for the fiscal years 2014 and 2013.

Results for discontinued operations are as follows:

		Years Ended
	June 28, 2015	June 29,2014	June 30, 2013
	(in thousands, except per share data)

Net revenues from discontinued operations	$-	$1,669	$5,154

Loss from discontinued operations, net of tax	$-	$(86)	$(1,889)

Gain (loss) on sale of discontinued operations, net of tax	$-	$815	$(1,512)

Income (loss) from discontinued operations	$-	$729	$(3,401)

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 28, 2015 future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)

2016	$24,338
2017	20,940
2018	15,980
2019	12,658
2020	9,826
Thereafter	52,195
Total minimum lease payments	$135,937

At June 28, 2015, the total future minimum sublease rentals under non-cancelable operating sub-leases for land and buildings were $3.0 million.

Rent expense was approximately $28.3 million, $17.7 million and $17.7 million for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 28, 2015, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $4.9 million, primarily related to the Company’s technology infrastructure.

The Company had approximately $2.5 million in unused stand-by letters of credit as of June 28, 2015.

Litigation

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business:

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Company filed its Answer to the Complaint on May 12, 2014. On March 26, 2015, the Court denied plaintiffs’ motions and the parties are now engaged in discovery.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Discovery has begun and Edible Arrangements filed a motion to dismiss the Company’s Sherman Act and Connecticut Unfair Trade Practices Act claims. The Company filed its brief in opposition to the motion to dismiss on July 10, 2015. The parties are awaiting a decision from the Court. By Order dated May 4, 2015, the court ordered a phasing of the case and bifurcated the antitrust Counterclaim from the infringement claims.

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

Note 18. Fire at the Fannie May Warehouse and Distribution Facility

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited, impacting revenue and earnings during the fiscal second and third quarters of fiscal 2015. The Company does not believe that there will be any further significant impact on revenues from this issue beyond the year ended June 28, 2015.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

While no insurance recoveries have been recorded to date related to lost sales, the Company expects that its property and business interruption insurance will cover these losses.

The following table reflects the incremental costs related to the fire and related insurance recovery for the year ended June 28, 2015:

Loss on inventory	$29,522
Other fire related costs	3,487
33,009
Less: Fire related recoveries	(33,009)
Fire related charges, net	$—

Through June 28, 2015, the Company has incurred fire related costs totaling $33.0 million, including a $29.5 million write-down of inventory. Based on the provisions of the Company's insurance policies and management's estimates, the losses incurred have been reduced by the estimated insurance recoveries. The Company has determined that recovery of the incurred losses, including amounts related to the retentions described above, is probable and recorded $33.0 million of insurance recoveries through June 28, 2015. Through June 28, 2015, the Company received $30.0 million of insurance proceeds, representing an advance of funds. As a result, the insurance receivable balance was $3.0 million as of June 28, 2015.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended June 28, 2015	$2,443,000	$1,295,000	$-	$(1,503,000)	$2,235,000

Year Ended June 29, 2014	$2,488,000	$1,656,000	$-	$(1,701,000)	$2,443,000

Year Ended June 30, 2013	$2,408,000	$1,085,000	$-	$(1,005,000)	$2,488,000

(a)   Reduction in reserve due to write-off of accounts/notes receivable balances.

S-1