Form 10-Q
period 2015-09-27
1 800 FLOWERS COM INC
filed 2015-11-06
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

or

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

34,878,888

(Number of shares of Class A common stock outstanding as of November 3, 2015)

29,983,004

(Number of shares of Class B common stock outstanding as of November 3, 2015)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	September 27, 2015	June 28, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,987	$27,940
Trade receivables, net	28,889	16,191
Insurance receivable	25,000	2,979
Inventories	188,034	93,163
Deferred tax assets	5,483	4,873
Prepaid and other	19,683	14,822
Total current assets	269,076	159,968

Property, plant and equipment, net	167,777	170,100
Goodwill	76,957	77,097
Other intangibles, net	80,877	82,125
Other assets	10,464	12,656
Total assets	$605,151	$501,946

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,816	$35,425
Accrued expenses	58,867	73,639
Current debt	143,324	14,543
Total current liabilities	239,007	123,607

Long-term debt	114,000	117,563
Deferred tax liabilities	42,550	42,680
Other liabilities	7,813	7,840
Total liabilities	403,370	291,690
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	200,839	208,449
Noncontrolling interest in subsidiary	942	1,807
Total equity	201,781	210,256
Total liabilities and equity	$605,151	$501,946

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 27, 2015	September 28, 2014

Net revenues	$156,041	$126,703
Cost of revenues	88,532	73,390
Gross profit	67,509	53,313
Operating expenses:
Marketing and sales	52,526	35,572
Technology and development	9,311	5,600
General and administrative	19,971	13,668
Depreciation and amortization	7,972	5,101
Total operating expenses	89,780	59,941
Operating loss	(22,271)	(6,628)
Interest expense, net	1,891	320
Other (income) expense, net	(15,538)	433
Loss before income taxes	(8,624)	(7,381)
Income tax benefit	(3,188)	(2,803)
Net loss	(5,436)	(4,578)
Less: Net loss attributable to noncontrolling interest	(952)	(328)
Net loss attributable to 1-800-FLOWERS.COM, Inc.	$(4,484)	$(4,250)

Basic and diluted net loss per common share attributable to 1-800-FLOWERS.COM, Inc.:	$(0.07)	$(0.07)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,825	63,948

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	September 27, 2015	September 28, 2014

Net loss	$(5,436)	$(4,578)
Other comprehensive income/(loss) (currency translation)	158	(61)
Comprehensive loss	(5,278)	(4,639)

Less:
Net loss attributable to noncontrolling interest	(952)	(328)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	87	(41)
Comprehensive net loss attributable to noncontrolling interest	(865)	(369)

Comprehensive net loss attributable to 1-800-FLOWERS.COM, Inc.	$(4,413)	$(4,270)

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	September 27, 2015	September 28, 2014

Operating activities:
Net loss	$(5,436)	$(4,578)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	7,972	5,101
Amortization of deferred financing costs	414	77
Deferred income taxes	(740)	(502)
Foreign equity method investment impairment	1,728
iFlorist assets impairment	1,879
Fire related gain	(19,611)
Bad debt expense	454	359
Stock-based compensation	1,518	1,267
Other non-cash items	181	70
Changes in operating items:
Trade receivables	(13,152)	(11,881)
Insurance receivable	(449)
Inventories	(94,756)	(37,437)
Prepaid and other	(4,861)	(1,130)
Accounts payable and accrued expenses	(15,342)	(10,256)
Other assets	(75)	(197)
Other liabilities	45	(423)
Net cash used in operating activities	(140,231)	(59,530)
Investing activities:
Capital expenditures	(6,224)	(4,473)
Other, net	-	152
Net cash used in investing activities	(6,224)	(4,321)
Financing activities:
Acquisition of treasury stock	(4,717)	(1,141)
Proceeds from exercise of employee stock options	1	-
Proceeds from bank borrowings	141,903	62,000
Repayment of notes payable and bank borrowings	(16,685)	(53)
Net cash provided by financing activities	120,502	60,806
Net change in cash and cash equivalents	(25,953)	(3,045)
Cash and cash equivalents:
Beginning of period	27,940	5,203
End of period	$1,987	$2,158

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 27, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 28, 2015.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David Holdings, Inc. (“Harry & David”) on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 5th in fiscal 2015, falls on March 27th in fiscal 2016. As a result of the timing of Easter, during fiscal 2016, all revenue and EBITDA associated with the Easter Holiday will shift into the Company’s fiscal third quarter.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for the Company’s fiscal year ending June 30, 2019 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 2 – Net Loss Per Common Share

Basic net loss per common share attributable to 1-800-FLOWERS.COM, Inc. is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share attributable to 1-800-FLOWERS.COM, Inc. is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss attributable to 1-800-FLOWERS.COM, Inc. for the three months ended September 27, 2015 and September 28, 2014, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Stock options	$90	$110
Restricted stock	1,428	1,157
Total	1,518	1,267
Deferred income tax benefit	561	481
Stock-based compensation expense, net	$957	$786

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Marketing and sales	$607	$317
Technology and development	228	63
General and administrative	683	887
Total	$1,518	$1,267

The following table summarizes stock option activity during the three months ended September 27, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at June 28, 2015	3,345,146	$2.93
Granted	0	$-
Exercised	(0)	$-
Forfeited	(50,000)	$8.15
Outstanding at September 27, 2015	3,295,146	$2.85	3.9	$19,460

Options vested or expected to vest at September 27, 2015	3,208,768	$2.86	3.9	$18,928
Exercisable at September 27, 2015	2,099,746	$3.04	2.9	$11,994

As of September 27, 2015, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.5 million and the weighted average period over which these awards are expected to be recognized was 3.6 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 27, 2015:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 28, 2015	2,342,052	$5.62
Granted	10,000	$8.40
Vested	(3,832)	$5.42
Forfeited	(16,275)	7.55
Non-vested at September 27, 2015	2,331,945	$5.62

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 27, 2015, there was $6.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.3 years.

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

The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

Harry & David Final Purchase Price Allocation
(in thousands)
Current assets	$126,268
Intangible assets	41,827
Goodwill	16,042
Property, plant and equipment	105,079
Other assets	(131)
Total assets acquired	289,085
Current liabilities, including short-term debt	104,513
Deferred tax liabilities	42,048
Other liabilities assumed	24
Total liabilities assumed	146,585
Net assets acquired	$142,500

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

Disposition of Colonial Gifts Limited

On December 3, 2013, the Company completed its acquisition of a controlling interest in Colonial Gifts Limited (“iFlorist”). iFlorist, located in the UK, is a direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe. The acquisition was achieved in stages and was accounted for using the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.

During the quarter ended September 27, 2015, the Company’s management committed to a plan to sell its iFlorist business in order to focus its internal resources and capital on integrating Harry & David and achieving expected synergy savings. On October 28, 2015, the Company completed the sale of substantially all of the assets of iFlorist to Euroflorist AB (“Euroflorist”), a pan-European floral and gifting company headquartered in Malmo, Sweden. As consideration for the assets sold, the Company received an investment in Euroflorist with a fair value on the date of sale of approximately $1.5 million. The Company will account for this investment using the cost method as it does not possess the ability to exercise significant influence over Euroflorist.

As a result of the above, the Company determined that the iFlorist business (disposal group) met the held for sale criteria, as prescribed by FASB ASC 360-10-45-9, as of September 27, 2015. As a result, the Company compared iFlorist’s carrying amount ($3.4 million) to its fair value less cost to sell ($1.5 million), and recorded an impairment charge of $1.9 million during the period ended September 27, 2015. The Company recorded this impairment charge within “Other (income) expense, net” in the condensed consolidated statements of operations. Subsequent to the impairment charge, the remaining assets of iFlorist included in the September 27, 2015 condensed consolidated balance sheets is as follows:

iFlorist – Held for sale assets *
(in thousands)
Assets:
Inventories	$51
Prepaid and other	84
Property, plant and equipment, net	951
Other intangibles, net	433
Total assets	$1,519

* Note: the held for sale assets in the condensed consolidated balance sheets were not segregated as their balance was deemed to be immaterial.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, crops, packaging supplies, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	September 27, 2015	June 28, 2015
	(in thousands)
Finished goods	$112,667	$43,254
Work-in-process	19,604	16,020
Raw materials	55,763	33,889
	$188,034	$93,163

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)

Balance at June 28, 2015	$17,582	$-	$59,515	$77,097
Other	(140)	-	-	(140)
Balance at September 27, 2015	$17,442	$-	$59,515	$76,957

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

				September 27, 2015			June 28, 2015
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
					(in thousands)

Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,753	$1,667	$7,420	$5,727	$1,693
Customer lists	3	-	10	21,480	14,893	6,587	21,815	14,595	7,220
Other	5	-	14	3,665	2,616	1,049	3,665	2,597	1,068
				32,565	23,262	9,303	32,900	22,919	9,981

Trademarks with indefinite lives				71,574	-	71,574	72,144	-	72,144
Total identifiable intangible assets				$104,139	$23,262	$80,877	$105,044	$22,919	$82,125

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2016 - $1.5 million, fiscal 2017 - $1.5 million, fiscal 2018 - $1.3 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million and thereafter - $3.7 million.

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

The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.2 million as of September 27, 2015 and $2.9 million as of June 28, 2015, and is included in Other assets within the condensed consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the quarters ended September 27, 2015 and September 28, 2014 was less than $0.1 million. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online ($1.2 million) was below its carrying value ($2.9 million) and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within “Other (income) expense, net” in the condensed consolidated statements of operations.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s condensed consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.7 million as of September 27, 2015 and June 28, 2015. In addition, the Company had notes receivable from a company it maintains an investment in of $0.3 million as of September 27, 2015 and June 28, 2015.

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

Note 8 – Debt

The Company’s current and long-term debt consists of the following:

	September 27, 2015	June 28, 2015
	(in thousands)

Revolver (1)	$128,903	$-
Term Loan (1)	128,250	131,813
Bank loan (2)	171	293
Total debt	257,324	132,106
Less: current debt	143,324	14,543
Long-term debt	$114,000	$117,563

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

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of September 27, 2015. Outstanding amounts under the 2014 Credit Facility bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $10.7 million – 2016, $19.6 million – 2017, $21.4 million – 2018, $26.7 million – 2019 and $49.9 million– 2020.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist.

Note 9 – Property, Plant and Equipment

	September 27, 2015	June 28, 2015
	(in thousands)
Land	$31,077	$31,077
Orchards in production and land improvements	9,048	9,028
Building and building improvements	55,657	55,121
Leasehold improvements	19,558	19,459
Production equipment and furniture and fixtures	65,450	63,132
Computer and telecommunication equipment	57,486	56,582
Software	151,311	150,695
Capital projects in progress	6,556	7,335
	396,143	392,429
Accumulated depreciation and amortization	228,366	222,329
	$167,777	$170,100

Note 10 – Fair Value Measurements

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying	Fair Value Measurements Assets (Liabilities)
	Value	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities) as of September 27, 2015:
Trading securities held in a “rabbi trust” (1)	$3,045	$3,045	$-	$-
	$3,045	$3,045	$-	$-

	Carrying	Fair Value Measurements Assets (Liabilities)
	Value	Level 1	Level 2	Level 3
		(in thousands)
Assets (liabilities) as of June 28, 2015:
Trading securities held in a “rabbi trust” (1)	$3,118	$3,118	$-	$-
	$3,118	$3,118	$-	$-

(1)

The Company has established a Non-qualified Deferred Compensation Plan for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in Other assets, with the corresponding liability included in Other liabilities, in the consolidated balance sheets.

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended September 27, 2015 was 37.0%, compared to 38.0% in the same period of the prior year. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company concluded its federal examination for fiscal 2011, however, fiscal years 2012 thru 2014 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2011. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 27, 2015 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Note 12 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•	1-800-Flowers.com Consumer Floral,
•	BloomNet Wire Service, and
•	Gourmet Food and Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (*) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation and certain Harry & David acquisition/integration costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Three Months Ended
Net revenues:	September 27, 2015	September 28, 2014
	(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$72,948	$74,398
BloomNet Wire Service	21,549	20,011
Gourmet Food & Gift Baskets	61,592	32,359
Corporate	257	200
Intercompany eliminations	(305)	(265)
Total net revenues	$156,041	$126,703

	Three Months Ended
Operating Loss from Operations	September 27, 2015	September 28, 2014
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$7,549	$7,250
BloomNet Wire Service	6,915	6,497
Gourmet Food & Gift Baskets	(8,494)	(2,435)
Segment Contribution Margin Subtotal	5,970	11,312
Corporate (*)	(20,269)	(12,839)
Depreciation and amortization	(7,972)	(5,101)
Operating Loss	$(22,271)	$(6,628)

* Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation, and during the quarter ended September 27, 2015 and September 28, 2014 integration and acquisition costs related to the acquisition of Harry & David, in the amount of $0.8 million and $0.7 million respectively. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment. The Company has commenced integrating Harry & David into its operating platforms, and as such, their operating costs have been classified in a similar manner.

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Company filed its Answer to the Complaint on May 12, 2014. On March 26, 2015, the Court denied plaintiffs’ motions that led to the parties engaging in discovery.

On September 16, 2015, the Plaintiff who sued the Company in this action, David Frank, filed a Stipulation dismissing the Company from this litigation with prejudice. The Company paid no monies to David Frank, or any of his attorneys to resolve this action.

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

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned action for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceeding is in the early stages, and (iii) there is uncertainty as to the outcome of the pending motion. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

Note 14. Fire at the Fannie May Warehouse and Distribution Facility

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the 2014 holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited, impacting revenue and earnings during the fiscal second and third quarters of fiscal 2015.

The following table reflects the costs related to the fire and the insurance recovery and associated gain as of September 27, 2015:

Fire-related Insurance Recovery
(in thousands)
Loss on inventory	$29,587
Other fire related costs	5,802
Total fire related costs	35,389
Less: fire related insurance recoveries	(55,000)
Fire related gain	$(19,611)

During the three months ended September 27, 2015, the Company and its insurance carrier reached final agreement regarding the Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which will be incurred until the Company moves back into its leased facility once the landlord completes repairs in December 2015. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the condensed consolidated statements of operations for the period ended September 27, 2015, as all the contingencies surrounding the payment have been resolved. Through September 27, 2015, the Company received $30.0 million, and therefore has an insurance receivable balance of $25.0 million on its condensed consolidated balance sheets as of September 27, 2015. The Company received the $25.0 million balance from its insurance carrier in October 2015.

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gourmet food and floral gifts for all occasions. For nearly 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. 1-800-FLOWERS.COM was recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. Additionally, the Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM  was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM). 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee®.  1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards.

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

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc. (“Harry & David”), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. The transaction, at a purchase price of $142.5 million, included the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 46 Harry & David retail stores located throughout the country. Harry & David’s revenues were approximately $386 million in fiscal 2014, with Adjusted EBITDA of approximately $28 million. The historical results of Harry & David, as well as applicable pro forma results are included in the Company’s Form 8-K/A filed on December 16, 2014.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A. In order to present comparable information, in addition to providing historical results, the financial information for the three months ended September 28, 2014 is being presented in the tables below on a pro-forma basis to give effect to the Harry & David acquisition as if it had been completed on June 30, 2014. This pro-forma information has been prepared by management for informational purposes only, and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of this date. The operating results of Harry & David for the three months ended September 28, 2014 do not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, but have been adjusted to give effect to non-recurring items that are directly attributable to the acquisition.)

	Three Months Ended
	September 27, 2015			September 28, 2014
	Reported	Integration Costs	As Adjusted	September 28, 2014	Acquisition Costs		Harry & David (**)	As Adjusted	As Adjusted % Change
	(dollars in thousands)
Net revenues from operations:
1-800-Flowers.com Consumer Floral	$72,948	$-	$72,948	$74,398		$-	$-	$74,398	-1.9%
BloomNet Wire Service	21,549	-	21,549	20,011		-	-	20,011	7.7%
Gourmet Food & Gift Baskets	61,592	-	61,592	32,359		-	29,393	61,752	-0.3%
Corporate	257	-	257	200		-	-	200	28.5%
Intercompany eliminations	(305)	-	(305)	(265)		-	-	(265)	-15.1%
Total net revenues from operations	$156,041	$-	$156,041	$126,703	$		$29,393	$156,096	0.0%

Gross profit from operations:
1-800-Flowers.com Consumer Floral	$28,769	$-	$28,769	$28,734		$-	$-	$28,734	0.1%
	39.4%	-	39.4%	38.6%		-	-	38.6%

BloomNet Wire Service	11,766	-	11,766	11,076		-	-	11,076	6.2%
	54.6%	-	54.6%	55.3%		-	-	55.3%

Gourmet Food & Gift Baskets	26,632	-	26,632	13,222		-	12,701	25,923	2.7%
	43.2%	-	43.2%	40.9%		-	-	42.0%

Corporate (*)	342	-	342	281		-	-	281	21.7%
	133.1%	-	133.1%	140.5%		-	-	140.5%

Total gross profit from operations	$67,509	$-	$67,509	$53,313		$-	$12,701	$66,014	2.3%
	43.3%	-	43.3%	42.1%		-	43.2%	42.3%

EBITDA from operations, excluding stock- based compensation:
Category Contribution Margin from operations:
1-800-Flowers.com Consumer Floral	$7,549	$-	$7,549	$7,250		$-	$-	$7,250	4.1%
BloomNet Wire Service	6,915	-	6,915	6,497		-	-	6,497	6.4%
Gourmet Food & Gift Baskets	(8,494)	-	(8,494)	(2,435)		-	(7,441)	(9,876)	14.0%
Category Contribution Margin Subtotal	5,970	-	5,970	11,312		-	(7,441)	3,871	54.2%
Corporate (*)	(20,269)	828	(19,441)	(12,839)		713	(7,397)	(19,523)	0.4%
EBITDA from operations	$(14,299)	$828	$(13,471)	$(1,527)		$713	$(14,838)	(15,652)	13.9%
Add: Stock-based compensation	1,518	-	1,518	1,267			-	1,267	-19.8%
EBITDA from operations, excluding stock-based compensation	$(12,781)	$828	$(11,953)	$(260)		$713	$(14,838)	(14,385)	16.9%

	Three Months Ended
Reconciliation of net loss to adjusted net loss attributable to 1-800-FLOWERS.COM, Inc.:	September 27, 2015	September 28, 2014 (**)
	(in thousands, except per share data)

Net loss	$(5,436)	$(4,578)
Less: Net loss attributable to noncontrolling interest	(952)	(328)
Net loss attributable to 1-800-FLOWERS.COM, Inc.	(4,484)	(4,250)

Add back: Net loss attributable to Harry & David (**)	-	(11,668)
Add back: Impairment of iFlorist, net of non-controlling interest, net of tax	926	-
Add back: Impairment of foreign equity method investment, net of tax	1,089	-
Add back: Acquisition costs, net of tax	-	442
Add back: Integration costs, net of tax	522	-
Deduct: Gain from insurance recovery on warehouse fire, net of tax	(12,361)	-

Adjusted net loss attributable to 1-800-FLOWERS.COM, Inc.	$(14,308)	$(15,476)

Basic and diluted net loss per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.07)	$(0.07)

Adjusted basic and diluted net loss per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.22)	$(0.24)

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net loss per common share attributable to 1-800-FLOWERS.COM, Inc.	64,825	63,948

	Three Months Ended
Reconciliation of net loss attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA, excluding stock-based compensation:	September 27, 2015	September 28, 2014 (**)
	(in thousands)

Net loss attributable to 1-800-FLOWERS.COM, Inc.	$(4,484)	$(4,250)
Add:
Interest expense and other, net	2,357	753
Depreciation and amortization	7,972	5,101
Impairment of iFlorist	1,879	-
Impairment of foreign equity method investment	1,728	-

Less:
Income tax benefit	3,188	2,803
Net loss attributable to noncontrolling interest	952	328
Gain from insurance recovery on warehouse fire	19,611	-
EBITDA from operations	(14,299)	(1,527)
Add: Stock-based compensation	1,518	1,267
EBITDA from operations, excluding stock-based compensation	(12,781)	(260)

Less: Acquisition costs	-	713
Less: Integration costs	828	-
Add: EBITDA attributable to Harry & David (**)	-	(14,838)
Adjusted EBITDA, excluding stock-based compensation	$(11,953)	$(14,385)

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

(**)

In order to present comparable information, the financial information for the three months ended September 28, 2014 is being presented on a pro-forma basis to give effect to the Harry & David acquisition as if it had been completed on June 30, 2014. This pro-forma information has been prepared by management for informational purposes only in accordance with ASC 805, and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of this date. The operating results of Harry & David for the three months ended September 28, 2014 do not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, but have been adjusted to give effect to non-recurring items that are directly attributable to the acquisition.

Results of Operations

Net Revenues

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$104,697	$84,038	24.6%
Other	51,344	42,665	20.3%
Total net revenues	$156,041	$126,703	23.2%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the three months ended September 27, 2015, revenues increased by 23.2%, in comparison to the same period of the prior year as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014 and is included in the Gourmet Food & Gift Baskets segment, as well as growth in the Bloomnet segment, partially offset by unfavorable revenues within the Consumer Floral segment. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, revenues were consistent with prior year.

E-commerce revenues (combined online and telephonic) increased by 24.6% during the three months ended September 27, 2015, in comparison to the same period of the prior year, as a result of the incremental e-commerce revenue generated by the recent acquisition of Harry & David as well as organic growth from all other brands comprising the Gourmet Food and Gift Baskets segment, offset by slightly lower revenues in the Consumer Floral segment primarily caused by the sale of the Fine Stationery and Pingg brands during June 2015. Reflecting the incremental sales from Harry & David, the Company fulfilled approximately 1,557,000 orders through its e-commerce sales channels during the three months ended September 27, 2015, compared to 1,315,000 orders during the same period of the prior year, while the average order value was $67.26 during the three months ended September 27, 2015 compared to $63.79 during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased 20.3% during the three months ended September 27, 2015 in comparison to the same period of the prior year, primarily due to the addition of Harry & David’s retail and wholesale operations, and to a lesser extent, growth within the BloomNet segment.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers and iFlorist brands, which derive revenue from the sale of consumer floral products through their e-commerce sales channels (telephonic and online sales) and royalties from its franchise operations. Net revenues decreased 1.9% during the three months ended September 27, 2015 over the same period of the prior year, as a result of the sale of the Fine Stationery and Pingg brands during June 2015, as well as lower iFlorist revenues during the period.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 7.7% during the three months ended September 27, 2015 compared to the same period of the prior year due to a combination of higher wholesale volume, and BloomNet initiatives including the implementation of a new florist transaction program in the 3rd quarter of fiscal 2015, increased accessorial service revenue such as directory advertising, and favorable membership/clearinghouse fees due to an increase in shop to shop orders being sent through the network.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Cheryl’s, Fannie May, Harry London, The Popcorn Factory, 1-800-Baskets/DesignPac, and Stockyards.com. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenues during the three months ended September 27, 2015 increased by 90.3%, in comparison to the same period of the prior year, due to the incremental revenue generated by Harry & David, which was acquired on September 30, 2014. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, pro-forma revenues declined 0.3%, primarily due to a shift in the timing of delivery of DesignPac and Fannie May wholesale orders from the first quarter into the second quarter.

Gross Profit

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)

Gross profit	$67,509	$53,313	26.6%
Gross margin %	43.3%	42.1%

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

Gross profit during the three months ended September 27, 2015 increased by 26.6%, in comparison to the same period of the prior year, primarily as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014. Gross margin percentage increased 120 basis points to 43.3% during the three months ended September 27, 2015, in comparison to the same period of the prior year, as a result of the higher margins attributable to Harry & David sales and improvements in the Consumer Floral and GFGB segments. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, pro-forma gross profit and gross margin percentage during the three months ended September 28, 2014 would have been $66.0 million and 42.3%, compared to $67.5 million and 43.3%, respectively, during the three months ended September 27, 2015, representing increases of 2.3% and 100 basis points.

The 1-800-Flowers.com Consumer Floral segment gross profit during the three months ended September 27, 2015 was consistent with the same period of the prior year, as the revenue decline caused by the sale of Fine Stationery and Pingg in June 2015 were offset by margin improvements. Gross margin percentage increased 80 basis points to 39.4% during the during the three months ended September 27, 2015, in comparison to the same period of the prior year as a result of reductions in discounting and flash sale programs, as well as sourcing and logistics improvements.

The BloomNet Wire Service segment gross profit increased by 6.2% as a result of the aforementioned increase in revenues, while gross margin percentage decreased to 54.6% from 55.4% during the three months ended September 27, 2015, in comparison to the same period of the prior year, as a result of sales mix.

The Gourmet Food & Gift Baskets segment gross profit increased by 101.4%, and gross margin percentage increased to 43.2% from 40.9% during the three months ended September 27, 2015, in comparison to the same period of the prior year, due to the aforementioned revenue growth and gross margin expansion attributable to the Harry & David acquisition, which earns higher margins due to its vertically integrated operations. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, pro-forma gross profit and gross margin percentage during the three months ended September 28, 2014 would have been $25.9 million and 42.0%, compared to $26.6 million and 43.2%, respectively, during the three months ended September 27, 2015, representing increases of 2.7% and 120 basis points.

Marketing and Sales Expense

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)

Marketing and sales	$52,526	$35,572	47.7%
Percentage of net revenues	33.7%	28.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased by 47.7% during the three months ended September 27, 2015, in comparison to the same period of the prior year, primarily as a result of the incremental marketing expenses of Harry & David, which was acquired on September 30, 2014. Similarly, as a percentage of net revenues, marketing and selling expenses increased from 28.1% during the three months ended September 28, 2014 to 33.7% during the three months ended September 27, 2015 as a result of the seasonality of the Harry & David business which is heavily weighted towards the Company’s fiscal second quarter. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, pro-forma marketing and sales expense as a percentage of gross revenues during the three months ended September 28, 2014 would have been 32.6%, compared to 33.7% during the three months ended September 27, 2015. This increase was due to higher labor costs to support BloomNet growth initiatives and annual merit increases, as well as additional costs to provide enterprise service center capability in Harry & David’s Hopewell, OH call center.

Technology and Development Expense

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)

Technology and development	$9,311	$5,600	66.3%
Percentage of net revenues	6.0%	4.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 66.3% during the three months ended September 27, 2015, in comparison to the same period of the prior year, primarily due to the technology and development costs of Harry & David, which was acquired on September 30, 2014. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, pro-forma technology and development expenses as a percentage of gross revenues during the three months ended September 28, 2014 would have been 6.0%, consistent with the three months ended September 27, 2015.

General and Administrative Expense

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)

General and administrative	$19,971	$13,668	46.1%
Percentage of net revenues	12.8%	10.8%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased by 46.1%, during the three months ended September 27, 2015, compared to the same period of the prior year, as a result of the incremental general and administrative expense of Harry & David, which was acquired on September 30, 2014. Similarly, as a percentage of net revenues, general and administrative expenses increased from 10.8% during the three months ended September 28, 2014 to 12.8% during the three months ended September 27, 2015 as a result of the seasonality of the Harry & David business which is heavily weighted towards the Company’s fiscal second quarter. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, general and administrative expenses as a percentage of gross revenues during the three months ended September 28, 2014 would have been 13.7%, compared with 12.3% during the three months ended September 27, 2015. This decrease was due to favorable health care claim rates and integration and synergy cost reductions.

Depreciation and Amortization

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)

Depreciation and amortization	$7,972	$5,101	56.3%
Percentage of net revenues	5.1%	4.0%

Depreciation and amortization expense increased by 56.3%, during the three months ended September 27, 2015 in comparison to the same period of the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, including the impact of the additional intangibles amortization, as well as a result of the Company’s technology improvements.

Interest Expense, net

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)

Interest expense, net	$1,891	$320	490.9%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances.

Interest expense and other, net increased during the three months ended September 27, 2015 in comparison to the same period of the prior year, as a result of the additional interest expense and deferred financing costs associated with the Term Loan used to finance the Harry & David acquisition and the additional interest expense on the Company’s revolver to fund the working capital requirements of Harry & David.

Other (income) expense, net

	Three Months Ended
	September 27, 2015	September 28, 2014	% Change
	(dollars in thousands)

Other (income) expense, net	$(15,538)	$433	3688.5%

Other (income) expense, net consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire (see Note 14 in Item 1 for details), offset by a $1.9 million impairment of iFlorist assets held for sale (see Note 4 in Item 1 for details), a $1.7 million impairment of the Flores Online investment (see Note 7 in Item 1 for details), and a decline in the value of Non-qualified deferred compensation investments.

Income Taxes

During the three months ended September 27, 2015 and September 28, 2014, the Company recorded income tax benefit of $3.2 million and $2.8 million respectively, resulting in an effective tax rate of 37.0% and 38.0%, respectively. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits. At September 27, 2015 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Cash Flows

At September 27, 2015, the Company had working capital of $30.1 million, including cash and cash equivalents of $2.0 million, compared to working capital of $36.4 million, including cash and cash equivalents of $27.9 million, at June 28, 2015.

Net cash used in operating activities of $140.2 million for the three months ended September 27, 2015, was primarily due to the Company’s net loss for the quarter, as well as seasonal changes in working capital, including increases in inventory and receivables related to the upcoming holiday season, and timing of accounts payable and accrued expense payments, as well as the gain recognized during the period relating to the Fannie May warehouse fire, which was cash realized in October 2015, partially offset by non-cash charges for depreciation and amortization, stock based compensation, impairment charges relating to the iFlorist held for sale assets and the Flores Online equity investment.

Net cash used in investing activities of $6.2 million for the three months ended September 27, 2015, was attributable to capital expenditures related to the Company's technology infrastructure.

Net cash provided by financing activities of $120.5 million for the three months ended September 27, 2015 was primarily from net revolving credit facility borrowings of $128.9 million required to fund working capital needs, partially offset by the acquisition of $4.7 million of treasury stock and $3.7mm of term debt repayment. The Company expects that all borrowings under its revolving credit facility will be repaid by the end of the fiscal second quarter.

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

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of September 27, 2015, $22.6 million remains authorized under the plan.

Contractual Obligations

There have been no material changes outside the ordinary course of business, related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended June 28, 2015.

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to revenue recognition, accounts receivable, inventory, goodwill, other intangible assets and long-lived assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since June 28, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for the Company’s fiscal year ending June 30, 2019 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 28, 2015 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore exposes the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 million during the three months ended September 27, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 27, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2014, the Court issued a series of rulings disposing of all the pending motions in both the Consolidated Action and the Frank Action. Among other things, the Court dismissed several causes of action, leaving pending a claim for CUTPA violations stemming from Trilegiant’s refund mitigation strategy and a claim for unjust enrichment. Thereafter, the Court consolidated the Frank case into the Consolidated Action. On April 28, 2014 plaintiffs moved for leave to appeal the various rulings against them to the United States Court of Appeals for the Second Circuit and to have a partial final judgment entered dismissing those claims that the Court had ordered dismissed. The Company filed its Answer to the Complaint on May 12, 2014. On March 26, 2015, the Court denied plaintiffs’ motions, resulting in the parties engaging in discovery.

On September 16, 2015, the Plaintiff who sued the Company in this action, David Frank, filed a Stipulation dismissing the Company from this litigation with prejudice. The Company paid no monies to David Frank, or any of his attorneys to resolve this action.

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

There are no assurances that additional legal actions will not be instituted in connection with the Company’s former post-transaction marketing practices involving third party vendors nor can we predict the outcome of any such legal action. At this time, we are unable to estimate a possible loss or range of possible loss for the aforementioned action for various reasons, including, among others: (i) the damages sought are indeterminate, (ii) the proceeding is in the early stages, and (iii) there is uncertainty as to the outcome of the pending motion. As a result of the foregoing, we have determined that the amount of possible loss or range of loss is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which may be beyond our control.

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 28, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of September 27, 2015, $22.6 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2016, which includes the period June 29, 2015 through September 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

6/29/15 – 7/26/15	69.8	$10.40	69.8	$26,543
7/27/15 – 8/30/15	125.0	$9.86	125.0	$25,307
8/31/15 – 9/27/15	320.6	$8.56	320.6	$22,554

Total	515.4	$9.12	515.4

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: November 6, 2015	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 6, 2015	/s/ William E. Shea
William E. Shea
Senior Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)