Form 10-Q
period 2015-12-27
1 800 FLOWERS COM INC
filed 2016-02-05
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

or

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

 34,722,189

(Number of shares of Class A common stock outstanding as of January 29, 2016)

29,983,004

(Number of shares of Class B common stock outstanding as of January 29, 2016)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	December 27, 2015 (unaudited)	June 28, 2015
Assets
Current assets:
Cash and cash equivalents	$108,444	$27,940
Trade receivables, net	78,206	16,191
Insurance receivable	-	2,979
Inventories	95,009	93,163
Prepaid and other	17,995	14,822
Total current assets	$299,654	$155,095

Property, plant and equipment, net	165,815	170,100
Goodwill	76,956	77,097
Other intangibles, net	79,936	82,125
Other assets	12,981	12,656
Total assets	$635,342	$497,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,679	$35,425
Accrued expenses	146,519	73,639
Current maturities of long-term debt	16,031	14,543
Total current liabilities	223,229	123,607

Long-term debt	108,656	117,563
Deferred tax liabilities	36,279	37,807
Other liabilities	8,922	7,840
Total liabilities	377,086	286,817
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	258,256	208,449
Noncontrolling interest in subsidiary	-	1,807
Total equity	258,256	210,256
Total liabilities and equity	$635,342	$497,073

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net revenues	$548,381	$534,275	$704,422	$660,978
Cost of revenues	295,798	293,850	384,330	367,240
Gross profit	252,583	240,425	320,092	293,738
Operating expenses:
Marketing and sales	119,539	122,026	172,065	157,598
Technology and development	9,845	9,329	19,156	14,929
General and administrative	20,055	25,558	40,026	39,226
Depreciation and amortization	8,761	8,679	16,733	13,780
Total operating expenses	158,200	165,592	247,980	225,533
Operating income	94,383	74,833	72,112	68,205
Interest expense, net	2,162	2,489	4,053	2,809
Other (income) expense, net	242	149	(15,296)	582
Income before income taxes	91,979	72,195	83,355	64,814
Income tax expense	30,495	26,655	27,307	23,852
Net income	$61,484	$45,540	$56,048	$40,962
Less: Net loss attributable to noncontrolling interest	(55)	(231)	(1,007)	(559)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$61,539	$45,771	$57,055	$41,521

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.95	$0.71	$0.88	$0.65

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.92	$0.68	$0.85	$0.62

Weighted average shares used in the calculation of net income per common share:
Basic	64,669	64,443	64,747	64,195
Diluted	66,979	67,061	67,220	66,641

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income	$61,484	$45,540	$56,048	$40,962
Other comprehensive income/(loss) (currency translation)	79	(412)	237	(352)
Comprehensive income	61,563	45,128	56,285	40,610

Less:
Net loss attributable to noncontrolling interest	(55)	(231)	(1,007)	(559)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	-	(170)	87	(129)
Comprehensive net loss attributable to noncontrolling interest	(55)	(401)	(920)	(688)

Comprehensive income attributable to 1-800-FLOWERS.COM, Inc.	$61,618	$45,529	$57,205	$41,298

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	December 27, 2015	December 28, 2014
Operating activities:
Net income	$56,048	$40,962
Reconciliation of net income to net cash provided by operating activities, net of acquisitions/dispositions:
Depreciation and amortization	16,733	13,780
Amortization of deferred financing costs	817	639
Deferred income taxes	(1,527)	(3,429)
Foreign equity method investment impairment	1,728	-
Loss on sale/assets held for sale impairment-iFlorist	2,138	-
Non-cash impact of write-offs related to warehouse fire	-	29,522
Insurance proceeds for warehouse fire related to property damage	-	15,000
Bad debt expense	641	739
Stock-based compensation	3,181	2,782
Other non-cash items	181	1,474
Changes in operating items:
Trade receivables	(62,657)	(49,166)
Insurance receivable	4,940	(14,945)
Inventories	(2,266)	48,990
Prepaid and other	1,572	6,218
Accounts payable and accrued expenses	90,290	86,480
Other assets	(106)	(879)
Other liabilities	(69)	35
Net cash provided by operating activities	111,644	178,202

Investing activities:
Acquisitions, net of cash acquired	-	(133,117)
Capital expenditures, net of non-cash expenditures	(13,052)	(14,927)
Other	-	641
Net cash used in investing activities	(13,052)	(147,403)

Financing activities:
Acquisition of treasury stock	(11,232)	(5,011)
Proceeds from exercise of employee stock options	563	1,788
Proceeds from bank borrowings	178,000	239,786
Repayment of notes payable and bank borrowings	(185,419)	(165,895)
Debt issuance costs	-	(5,602)
Other	-	152
Net cash (used in) provided by financing activities	(18,088)	65,218

Net change in cash and cash equivalents	80,504	96,017
Cash and cash equivalents:
Beginning of year	27,940	5,203
End of period	$108,444	$101,220

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 27, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 28, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. This standard is effective for the Company’s fiscal year ending July 2, 2017. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for the Company’s fiscal year ending June 30, 2019 and may be applied retrospectively. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In November 2015 the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for the Company’s fiscal year ending July 1, 2018, and interim periods within those annual periods. The FASB decided to allow all entities to early adopt the ASU for financial statements that had not been issued. Therefore, we adopted this ASU at December 27, 2015, and have reclassified all prior periods to be consistent with the requirements outlined in the ASU. The impact of the adoption was to reclassify and net $4.9 million of current deferred tax assets within long-term deferred tax liabilities, as of June 28, 2015.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year. See “Recent Accounting Pronouncements” above regarding the impact of our adoption of ASU No. 2015-17 upon the classification of deferred tax assets in our consolidated balance sheets.

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except per share data)
Numerator:
Net income	$61,484	$45,540	$56,048	$40,962
Less: Net loss attributable to noncontrolling interest	(55)	(231)	(1,007)	(559)
Income attributable to 1-800-FLOWERS.COM, Inc.	$61,539	$45,771	$57,055	$41,521

Denominator:
Weighted average shares outstanding	64,669	64,443	64,747	64,195
Effect of dilutive securities:
Employee stock options (1)	1,449	1,534	1,477	1,373
Employee restricted stock awards	861	1,084	996	1,073
	2,310	2,618	2,473	2,446

Adjusted weighted-average shares and assumed conversions	66,979	67,061	67,220	66,641

Net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.95	$0.71	$0.88	$0.65
Diluted	$0.92	$0.68	$0.85	$0.62

Note (1):

The effect of options to purchase 0.1 million shares for both the three and six months ended December 27, 2015 and 0.3 million and 0.6 million shares for the three and six months ended December 28, 2014, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
		(in thousands)
Stock options	$112	$114	$202	$224
Restricted stock	1,551	1,401	2,979	2,558
Total	1,663	1,515	3,181	2,782
Deferred income tax benefit	481	543	1,042	1,024
Stock-based compensation expense, net	$1,182	$972	$2,139	$1,758

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
		(in thousands)
Marketing and sales	$588	$500	$1,195	$817
Technology and development	92	106	319	169
General and administrative	983	909	1,667	1,796
Total	$1,663	$1,515	$3,181	$2,782

The following table summarizes stock option activity during the six months ended December 27, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Outstanding at June 28, 2015	3,345,146	$2.93
Granted	0	$-
Exercised	(108,390)	$5.07
Forfeited	(57,157)	$7.94
Outstanding at December 27, 2015	3,179,599	$2.77	3.8	$14,605

Options vested or expected to vest at December 27, 2015	3,102,964	$2.77	3.8	$14,240
Exercisable at December 27, 2015	2,234,699	$2.84	3.0	$10,081

As of December 27, 2015, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.4 million and the weighted average period over which these awards are expected to be recognized was 3.4 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 27, 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 28, 2015	2,342,052	$5.62
Granted	810,567	$9.43
Vested	(877,862)	$5.19
Forfeited	(221,503)	$9.24
Non-vested at December 27, 2015	2,053,254	$6.92

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 27, 2015, there was $10.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.7 years.

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

Disposition of Colonial Gifts Limited

On December 3, 2013, the Company completed its acquisition of a controlling interest in Colonial Gifts Limited (“iFlorist”). iFlorist, located in the UK, is a direct-to-consumer marketer of floral and gift-related products sold and delivered throughout Europe. The acquisition was achieved in stages and was accounted for using the acquisition method of accounting in accordance with the FASB’s guidance regarding business combinations.

During the quarter ended September 27, 2015, the Company’s management committed to a plan to sell its iFlorist business in order to focus its internal resources and capital on integrating Harry & David and achieving expected synergy savings. During October 2015, the Company completed the sale of substantially all of the assets of iFlorist to Euroflorist AB (“Euroflorist”), a pan-European floral and gifting company headquartered in Malmo, Sweden. As consideration for the assets sold, the Company received an investment in Euroflorist with a fair value on the date of sale of approximately $1.5 million. The Company will account for this investment using the cost method as it does not possess the ability to exercise significant influence over Euroflorist.

As a result of the above, the Company determined that the iFlorist business (disposal group) met the held for sale criteria, as prescribed by FASB ASC 360-10-45-9, as of September 27, 2015. As a result, the Company compared iFlorist’s carrying amount ($3.4 million) to its fair value less cost to sell ($1.5 million), and recorded an impairment charge of $1.9 million during the period ended September 27, 2015. The Company recorded this impairment charge within “Other (income) expense, net” in the condensed consolidated statements of operations. During the quarter ended December 27, 2015, the Company completed the sale of the iFlorist business and recorded an additional loss on sale of $0.2 million.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	December 27, 2015	June 28, 2015
	(in thousands)
Finished goods	$49,877	$43,254
Work-in-process	11,175	16,020
Raw materials	33,957	33,889
	$95,009	$93,163

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)
Balance at June 28, 2015	$17,582	$-	$59,515	$77,097
Other	(141)	-	-	(141)
Balance at December 27, 2015	$17,441	$-	$59,515	$76,956

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

				December 27, 2015			June 28, 2015
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)				(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,779	$1,641	$7,420	$5,727	$1,693
Customer lists	3	-	10	21,144	15,139	6,005	21,815	14,595	7,220
Other	5	-	14	3,665	2,636	1,029	3,665	2,597	1,068
				32,229	23,554	8,675	32,900	22,919	9,981

Trademarks with indefinite lives				71,261	-	71,261	72,144	-	72,144
Total identifiable intangible assets				$103,490	$23,554	$79,936	$105,044	$22,919	$82,125

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2016 - $0.9 million, fiscal 2017 - $1.5 million, fiscal 2018 - $1.3 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million and thereafter - $3.7 million.

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

The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.2 million as of December 27, 2015 and $2.9 million as of June 28, 2015, and is included in Other assets within the condensed consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the quarters ended December 27, 2015 and December 28, 2014 was less than $0.1 million. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online ($1.2 million) was below its carrying value ($2.9 million) and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within “Other (income) expense, net” in the condensed consolidated statements of operations.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s condensed consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.3 million as of December 27, 2015 (including a $1.5 million investment in Euroflorist – see Note 4 above) and $0.7 million as of June 28, 2015.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	December 27, 2015	June 28, 2015
	(in thousands)
Revolver (1)	$-	$-
Term Loan (1)	124,687	131,813
Bank loan (2)	-	293
Total debt	124,687	132,106
Less: current debt	16,031	14,543
Long-term debt	$108,656	$117,563

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

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of December 27, 2015. Outstanding amounts under the 2014 Credit Facility bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $7.1 million – 2016, $19.6 million – 2017, $21.4 million – 2018, $26.7 million – 2019 and $49.9 million– 2020.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist. The Company repaid this loan during the quarter ended December 27, 2015.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	December 27, 2015	June 28, 2015
	(in thousands)
Land	$31,077	$31,077
Orchards in production and land improvements	9,072	9,028
Building and building improvements	55,758	55,121
Leasehold improvements	20,170	19,459
Production equipment and furniture and fixtures	67,653	63,132
Computer and telecommunication equipment	51,783	56,582
Software	127,996	150,695
Capital projects in progress	6,634	7,335
	370,141	392,429
Accumulated depreciation and amortization	(204,326)	(222,329)
	$165,815	$170,100

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities) as of December 27, 2015:
Trading securities held in a “rabbi trust” (1)	$4,359	$4,359	$-	$-
	$4,359	$4,359	$-	$-

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities) as of June 28, 2015:
Trading securities held in a “rabbi trust” (1)	$3,118	$3,118	$-	$-
	$3,118	$3,118	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months and six months ended December 27, 2015 was 33.2% and 32.8% respectively, compared to 36.9% and 36.8% in the same periods of the prior year. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to the domestic production deduction and various tax credits such as employment credits and research and development credits that were recently renewed by U.S. Congress in December 2015, as well as the impact of the Company’s reduced effective foreign tax rate in the UK resulting from the recent sale of iFlorist in October 2015, partially offset by state income taxes. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, partially offset by tax credits.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company concluded its U.S. federal examination for fiscal 2011, however, fiscal years 2012 thru 2014 remain subject to U.S. federal examination. Due to ongoing state examinations and non-conformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2011. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 27, 2015 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months

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

	Three Months Ended		Six Months Ended
Net Revenues:	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
		(in thousands)

Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$94,826	$99,600	$167,774	$173,998
BloomNet Wire Service	19,674	20,110	41,223	40,121
Gourmet Food & Gift Baskets	434,317	414,669	495,910	447,028
Corporate	298	312	555	512
Intercompany eliminations	(734)	(416)	(1,040)	(681)
Total net revenues	$548,381	$534,275	$704,422	$660,978

	Three Months Ended		Six Months Ended
Operating Income	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
		(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$11,733	$9,527	$19,283	$16,777
Bloomnet Wire Service	7,355	6,668	14,270	13,165
Gourmet Food & Gift Baskets	103,874	90,455	95,379	88,020
Segment Contribution Margin Subtotal	122,962	106,650	128,932	117,962
Corporate (*)	(19,818)	(23,138)	(40,087)	(35,977)
Depreciation and amortization	(8,761)	(8,679)	(16,733)	(13,780)
Operating income	$94,383	$74,833	$72,112	$68,205

* Corporate expenses consist of the Company's enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation, and integration and acquisition costs related to the acquisition of Harry & David of $0 and $0.8 million during the three and six months ended December 27, 2015, respectively and $3.8 million and $4.5 million during the three and six months ended and December 28, 2014, respectively. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above segments based upon usage, are included within corporate expenses, as they are not directly allocable to a specific segment. The Company has commenced integration of Harry & David into its operating platforms, and as such, their operating costs have been classified in a similar manner.

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

By Order dated May 4, 2015, the court ordered a phasing of the case and bifurcated the antitrust Counterclaim from the infringement claims. Discovery has begun and is continuing.

Edible Arrangements filed a motion to dismiss the Company’s Sherman Act and Connecticut Unfair Trade Practices Act claims. The Company filed its brief in opposition to the motion to dismiss on July 10, 2015. On November 12, 2015, following oral argument before the Court, the Court denied Edible Arrangements’ motion seeking to dismiss the Company’s federal Sherman Act and Connecticut Unfair Trade Practices Act claims.

The Company believes its Counterclaims to the Edible Arrangements’ claims are meritorious and that there are substantial defenses to all of the Edible Arrangements’ claims and expects to defend the claims vigorously.

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

The following table reflects the costs related to the fire and the insurance recovery and associated gain as of December 27, 2015:

Fire-related Insurance Recovery
(in thousands)
Loss on inventory	$29,587
Other fire related costs	5,802
Total fire related costs	35,389
Less: fire related insurance recoveries	(55,000)
Fire related gain	$(19,611)

During the three months ended September 27, 2015, the Company and its insurance carrier reached final agreement, and during the three months ended December 27, 2015, the Company received all remaining proceeds from its Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which will be incurred until the Company moves back into its leased facility once the landlord completes repairs, currently anticipated before the end of the Company’s third quarter of fiscal 2016. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the condensed consolidated statements of operations for the period ended December 27, 2015.

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gourmet food and floral gifts for all occasions. For nearly 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. Most notably, 1-800-FLOWERS.COM was recognized as one of the Internet Retailers Top 300 B2B e-commerce companies. In addition, 1-800-FLOWERS.COM  was recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. The Company was also included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM  was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM). 1-800-FLOWERS.COM was awarded the 2014 Silver Stevie Award, recognizing the organization's outstanding Customer Service and commitment to our 100% Smile Guarantee®.  1-800-FLOWERS.COM received a Gold Award for Best User Experience on a Mobile Optimized Site for the 2013 Horizon Interactive Awards.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A. In order to present comparable information, the financial information for the three and six months ended December 27, 2015 and December 28, 2014 is also being presented on a pro-forma basis to give effect to the Harry & David acquisition as if it had been completed on June 30, 2014. This pro-forma information has been prepared by management for informational purposes only, and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of this date. The pre-acquisition operating results of Harry & David, for the three months ended September 28, 2014, included within this pro-forma information, do not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, but have been adjusted to give effect to non-recurring items that are directly attributable to the acquisition.)

	Three Months Ended
	December 27, 2015	Reported December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Acquisition Costs	As Adjusted December 28, 2014	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$94,826	$99,600	$-	$-	$-	$-	$99,600	-4.8%
BloomNet Wire Service	19,674	20,110	250	-	-	-	20,360	-3.4%
Gourmet Food & Gift Baskets	434,317	414,669	13,596	1,621	-	-	429,886	1.0%
Corporate	298	312	-	-	-	-	312	-4.5%
Intercompany eliminations	(734)	(416)	-	-	-	-	(416)	76.4%
Total net revenues	$548,381	$534,275	$13,846	$1,621	$-	$-	$549,742	-0.2%

Gross profit:
1-800-Flowers.com Consumer Floral	$38,218	$38,577	$-	$-	$-	$-	$38,577	-0.9%
	40.3%	38.7%	-	-	-	-	38.7%

BloomNet Wire Service	11,204	11,075	50	-	-	-	11,125	0.7%
	56.9%	55.1%	-	-	-	-	54.6%

Gourmet Food & Gift Baskets	202,976	190,577	5,856	1,621	4,760	-	202,814	0.1%
	46.7%	46.0%	-	-	-	-	47.2%

Corporate (*)	186	196	-	-	-	-	196	-5.1%
	62.4%	62.8%	-	-	-	-	62.8%

Total gross profit	$252,583	$240,425	$5,906	$1,621	$4,760	$-	$252,712	-0.1%
	46.1%	45.0%	42.7%	-	-	-	46.0%

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$11,733	$9,527	$-	$-	$-	$-	$9,527	23.2%
BloomNet Wire Service	7,355	6,668	50	-	-	-	6,718	9.5%
Gourmet Food & Gift Baskets	103,874	90,455	5,531	1,621	4,760	-	102,367	1.5%
Category Contribution Margin Subtotal	122,962	106,650	5,581	1,621	4,760	-	118,612	3.7%
Corporate (*)	(19,818)	(23,138)	-	-	-	3,755	(19,383)	2.2%

EBITDA	$103,144	$83,512	$5,581	$1,621	$4,760	$3,755	$99,229	3.9%

Add: Stock-based compensation	1,663	1,515	-	-	-	-	1,515	9.8%

EBITDA, excluding stock-based compensation	$104,807	$85,027	$5,581	$1,621	$4,760	$3,755	$100,744	4.0%

	Six Months Ended
	Reported December 27, 2015	Impact of Harry & David Integration Costs	As Adjusted December 27, 2015	Reported December 28, 2014	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Acquisition Costs	Impact of Annualization of Acquisition of Harry & David (**)	As Adjusted December 28, 2014	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$167,774	$-	$167,774	$173,998	$-	$-	$-	$-	$-	$173,998	-3.6%
BloomNet Wire Service	41,223		41,223	40,121	250	-	-	-	-	40,371	2.1%
Gourmet Food & Gift Baskets	495,910		495,910	447,028	13,596	1,621	-	-	29,393	491,638	0.9%
Corporate	555		555	512	-	-	-	-	-	512	8.3%
Intercompany eliminations	(1,040)		(1,040)	(681)	-	-	-	-	-	(681)	52.6%
Total net revenues	$704,422	$-	$704,422	$660,978	$13,846	$1,621	$-	$-	$29,393	$705,838	-0.2%

Gross profit:
1-800-Flowers.com Consumer Floral	$66,987	$-	$66,987	$67,311	$-	$-	$-	$-	$-	$67,311	-0.5%
	39.9%		39.9%	38.7%	-	-	-	-	-	38.7%

BloomNet Wire Service	22,970		$22,970	22,151	50	-	-	-	-	22,201	3.5%
	55.7%		55.7%	55.2%	-	-	-	-	-	55.0%

Gourmet Food & Gift Baskets	229,607		$229,607	203,799	5,856	1,621	4,760	-	12,701	228,737	0.4%
	46.3%		46.3%	45.6%	-	-	-	-	-	46.5%

Corporate (*)	528		$528	477	-	-	-	-	-	477	10.6%
	95.1%		95.1%	93.2%	-	-	-	-	-	93.2%

Total gross profit	$320,092	$-	$320,092	$293,738	$5,906	$1,621	$4,760	$-	$12,701	$318,726	0.4%
	45.4%	-	45.4%	44.4%	42.7%	-	-	-	-	45.2%

EBITDA, excluding stock- based compensation
Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$19,283	$-	$19,283	$16,777	$-	$-	$-	$-	$-	$16,777	14.9%
BloomNet Wire Service	14,270		14,270	13,165	50	-	-	-	-	13,215	8.0%
Gourmet Food & Gift Baskets	95,379		95,379	88,020	5,531	1,621	4,760	-	(7,441)	92,491	3.1%
Category Contribution Margin Subtotal	128,932	-	128,932	117,962	5,581	1,621	4,760	-	(7,441)	122,483	5.3%
Corporate (*)	(40,087)	828	(39,259)	(35,977)	-	-	-	4,468	(7,397)	(38,906)	0.9%

EBITDA	$88,845	$828	$89,673	$81,985	$5,581	$1,621	$4,760	$4,468	$(14,838)	$83,577	7.3%
Add: Stock-based compensation	3,181		3,181	2,782	-	-	-	-	-	2,782	14.3%
EBITDA, excluding stock-based compensation	$92,026	$828	$92,854	$84,767	$5,581	$1,621	$4,760	$4,468	$(14,838)	$86,359	7.5%

Reconciliation of net income to adjusted net income attributable to 1-800-FLOWERS.COM, Inc.:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except per share data)

Net income	$61,484	$45,540	$56,048	$40,962
Less: Net loss attributable to noncontrolling interest	(55)	(231)	(1,007)	(559)
Income attributable to 1-800-FLOWERS.COM, Inc.	61,539	45,771	57,055	41,521
Add back: Annualization of net loss attributable to Harry & David (**)	-	-	-	(11,668)
Add back: Impairment of iFlorist, net of non-controlling interest, net of tax	242	-	1,169	-
Add back: Impairment of foreign equity method investment, net of tax	-	-	1,089	-
Add back: Harry & David integration costs, net of tax	-	-	522	-
Add back: Harry & David acquisition costs, net of tax	-	2,373	-	2,815
Add back: Purchase accounting adjustment to deferred revenue, net of tax	-	1,024	-	1,024
Add back: Purchase accounting adjustment for inventory fair value step-up, net of tax	-	3,008	-	3,008
Add back: Impact of warehouse fire, net of tax	-	3,527	-	3,527
Deduct: Gain from insurance recovery on warehouse fire, net of tax	-	-	(12,361)	-
Adjusted income attributable to 1-800-FLOWERS.COM, Inc.	$61,781	$55,703	$47,474	$40,227

Income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.95	$0.71	$0.88	$0.65
Diluted	$0.92	$0.68	$0.85	$0.62

Adjusted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.96	$0.86	$0.73	$0.63
Diluted	$0.92	$0.83	$0.71	$0.60

Weighted average shares used in the calculation of net income and adjusted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	64,669	64,443	64,747	64,195
Diluted	66,979	67,061	67,220	66,641

Reconciliation of net income attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA, excluding stock-based compensation (**):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)

Income attributable to 1-800-FLOWERS.COM, Inc.	$61,539	$45,771	$57,055	$41,521
Add:
Interest expense, net	2,162	2,638	4,519	3,391
Depreciation and amortization	8,761	8,679	16,733	13,780
Income tax expense	30,495	26,655	27,307	23,852
Impairment of iFlorist	242	-	2,121	-
Impairment of foreign equity method investment	-	-	1,728	-
Less:
Net loss attributable to noncontrolling interest	55	231	1,007	559
Gain from insurance recovery on warehouse fire	-	-	19,611	-
EBITDA	103,144	83,512	88,845	81,985
Add: Stock-based compensation	1,663	1,515	3,181	2,782
EBITDA, excluding stock-based compensation	104,807	85,027	92,026	84,767
Add: Impact of warehouse fire	-	5,581	-	5,581
Add: Purchase accounting adjustment to deferred revenue	-	1,621	-	1,621
Add: Purchase accounting adjustment for inventory fair value step-up	-	4,760	-	4,760
Add: Acquisition costs	-	3,755	-	4,468
Add: Integration costs	-	-	828	-
Add: EBITDA attributable to Harry & David (pre-acquisition; three months ended 9/28/14)	-	-	-	(14,838)
Adjusted EBITDA, excluding stock-based compensation	$104,807	$100,744	$92,854	$86,359

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

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$412,261	$409,082	0.8%	$516,958	$493,120	4.8%
Other	136,120	125,193	8.7%	187,464	167,858	11.7%
Total net revenues	$548,381	$534,275	2.6%	$704,422	$660,978	6.6%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 2.6% during the three months ended December 27, 2015, compared to the same period of the prior year as a result of growth within the Gourmet Food and Gift Baskets segment, primarily attributable to the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, as well as growth from Harry & David, Cheryl’s and 1-800-Baskets wholesale gift basket businesses, partially offset by declines in the BloomNet segment, resulting from timing of wholesale orders which shifted into the Company’s first quarter of fiscal 2016 compared to the prior year, and the Consumer Floral segment due to the impact of the sale of the iFlorist and Fine Stationery businesses during October 2015 and June 2015, respectively. On a comparable basis, adjusting for the estimated lost revenues associated with the warehouse fire in the prior year of $13.8 million, as well as for the impact of purchase accounting adjustments which reduced the acquired value of Harry & David’s deferred revenue by $1.6 million, and the impact of the dispositions of iFlorist during October 2015, and Fine Stationery during June 2015 (which had combined net revenues of $5.9 million in the prior year period), pro-forma net revenues during the three months ending December 27, 2015 of $548.3 million, were favorable in comparison to prior year revenues of $543.7 million, by 0.8%.

Net Revenues increased 6.6% during the six months ended December 27, 2015, compared to the same period of the prior year as a result of growth within the Gourmet Food and Gift Baskets segment, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, as well as order growth within Cheryl’s and 1-800-Baskets wholesale gift basket businesses, and increases within the BloomNet segment, partially offset by a decline within the Consumer Floral segment due to the impact of the sale of the iFlorist and Fine Stationery businesses during October 2015 and June 2015, respectively. On a comparable basis, assuming the acquisition of Harry & David and dispositions of iFlorist and Fine Stationery occurred on June 30, 2014, and adjusting for the estimated lost revenues associated with the warehouse fire in the prior year, pro-forma net revenues during the six months ending December 27, 2015 of $703.4 million were favorable in comparison to prior year net revenues of $697.7 million, by 0.8%.

E-commerce revenues (combined online and telephonic) increased by 0.8% during the three months ended December 27, 2015, compared to the same period of the prior year, due to growth within the Gourmet Food & Gift Baskets segment due to the impact of the Thanksgiving Day Fannie May warehouse fire on prior year revenues, combined with e-commerce growth within Harry & David and Cheryls’, partially offset by a decline in the Consumer Floral segment as growth by the 1-800-Flowers.com brand was offset by the loss of revenue from the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively. During the three months ended December 27, 2015, the Company fulfilled approximately 5,205,000 orders through its e-commerce sales channels (online and telephonic sales), compared to approximately 5,302,000 during the same period of the prior year, while the average order value increased to $79.20 during the three months ended December 27, 2015 from $77.16 during the same period of the prior year.

E-commerce revenues increased 4.8%, during the six months ended December 27, 2015 compared to the same period of the prior year, as a result of growth within the Gourmet Food and Gift Baskets segment, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, as well as order growth within Cheryl’s , partially offset by a decline in the Consumer Floral segment as growth by the 1-800-Flowers.com brand was offset by the loss of revenue from the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively. The Company fulfilled approximately 6,672,000 orders during the six months ended December 27, 2015, compared to approximately 6,616,000 during the same period of the prior year, through its e-commerce sales channels (online and telephonic sales), while the average order value increased to $77.48 during the six months ended December 27, 2015 from $74.53 during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased by 8.7% during the three months ended December 27, 2015, compared to the same period of the prior year, due to increased revenues within the Gourmet Food & Gift Baskets segment primarily due to an increase in wholesale 1-800-Baskets/DesignPac gift basket orders, and the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire.

Other revenues increased by 11.7% during the six months ended December 27, 2015, compared to the same period of the prior year, due to growth within the Gourmet Food and Gift Baskets segment, resulting from the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, increased sales for 1-800-Baskets/DesignPac and the impact of the Thanksgiving Day Fannie May warehouse fire on prior year revenues.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, iFlorist, through the date of its disposition in October 2015, deriving revenue from the sale of consumer floral products through their e-commerce sales channels (telephonic and online sales) and royalties from its franchise operations, and Fine Stationery, an e-commerce retailer of stationery products, through the date of its disposition in June 2015. Net revenues decreased 4.8% and 3.6%, respectively, during the three and six months ended December 27, 2015, in comparison to the same periods of the prior year, due to the dispositions of iFlorist and Fine Stationery, partially offset by growth by the 1-800-Flowers.com brand. On a comparable basis, adjusting for the impact of the dispositions of iFlorist and Fine Stationery, pro-forma net revenues during the three and six months ending December 27, 2015 increased 1.1% and 0.5% respectively.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues decreased 2.2% during the three months ended December 27, 2015 compared to the same period of the prior year primarily as a result of a timing shift of wholesale product orders which moved to the first quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Net revenues for the for the six months ended December 27, 2015, increased 2.7% compared to the same period of the prior year, due to a combination of higher wholesale volume, and BloomNet initiatives including the implementation of a new florist transaction program in the 3rd quarter of fiscal 2015.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May, Harry London, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenues increased 4.7% during the three months ended December 27, 2015 compared to the same period of the prior year, due to the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, as well as e-commerce growth from Harry & David, Cheryl’s and 1-800-Baskets/DesignPac wholesale gift basket business. On a comparable basis, adjusting for the estimated lost revenues associated with the warehouse fire in the prior year of $13.6 million, as well as for the impact of purchase accounting adjustments which reduced the acquired value of Harry & David’s deferred revenue by $1.6 million, pro-forma net revenues during the three months ending December 27, 2015 of $434.3 million, were favorable in comparison to prior year revenues of $429.9 million, by 1.0%. Net revenues for the six months ended December 27, 2015 increased 10.9% compared to the same period of the prior year, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, as well as order growth within Cheryl’s and 1-800-Baskets/DesignPac wholesale gift basket business. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, and adjusting for the estimated lost revenues associated with the warehouse fire in the prior year, net revenues during the six months ending December 27, 2015 of $495.9 million were favorable in comparison to prior year pro-forma net revenues of $491.6 million, by 0.9%.

Gross Profit

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)

Gross profit	$252,583	$240,425	5.1%	$320,092	$293,738	9.0%
Gross margin %	46.1%	45.0%		45.4%	44.4%

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

Gross profit increased 5.1% during the three months ended December 27, 2015, compared to the same period of the prior year, as a result of the aforementioned revenue growth, primarily related to the recovery from the Thanksgiving Day Fannie May warehouse fire, as well as from Harry & David, Cheryl’s and 1-800-Baskets/DesignPac wholesale business, partially offset by the impact of the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively. Gross margin percentage increased 110 basis points to 46.1% during the three months ended December 27, 2015, in comparison to the same period of the prior year due to the mix of sales associated with the recovery from the warehouse fire and the dispositions of iFlorist and Fine Stationery businesses which carried lower gross margins. On a comparable basis, adjusting for the estimated lost gross profit associated with the warehouse fire in the prior year of $5.9 million, as well as for the impact of Harry & David purchase accounting adjustments which reduced prior year gross profit by $6.4 million, and the impact of the dispositions of iFlorist and Fine Stationery (which had combined gross profit of $2.2 million in the prior year), pro-forma gross profit during the three months ending December 27, 2015 of $252.6 million was favorable in comparison to prior year gross profit of $250.5 million, by 0.8%, and gross margin percentage was consistent with prior year at 46.1%.

Gross profit increased 9.0% during the six months ended December 27, 2015, compared to the same period of the prior year, primarily as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, the recovery from the Thanksgiving Day Fannie May warehouse fire, as well as Cheryl’s and 1-800-Baskets/DesignPac wholesale business, partially offset by the impact of the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively. Gross margin percentage increased 100 basis points to 45.4% during the six months ended December 27, 2015, in comparison to the same period of the prior year due to the mix of sales associated with the recovery from the warehouse fire, higher margins earned by Harry & David, and the dispositions of iFlorist and Fine Stationery businesses which carried lower gross margins. On a comparable basis, assuming the acquisition of Harry & David and dispositions of iFlorist and Fine Stationery occurred on June 30, 2014, and adjusting for the estimated lost gross profit associated with the warehouse fire in the prior year, pro-forma gross profit during the six months ending December 27, 2015 of $319.7 million was favorable in comparison to prior year gross profit of $315.7 million, by 1.3%, and gross margin percentage increased 20 basis points to 45.5%.

The 1-800-Flowers.com Consumer Floral segment gross profit decreased by 0.9% and 0.5%, respectively, during the three and six months ended December 27, 2015, in comparison to the same periods of the prior year, due to the aforementioned decrease in revenues as a result of the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively. At the same time, gross margin percentage increased 160 basis points to 40.3% during the three months ended December 27, 2015, and 120 basis points to 39.9% during the six months ended December 27, 2015 in comparison to the same periods of the prior year, due to lower promotions, sourcing and shipping savings, as well as the dispositions of iFlorist and Fine Stationery which carried lower overall gross margins. On a comparable basis, adjusting for the impact of the dispositions of iFlorist and Fine Stationery, pro-forma gross profit during the three months ending December 27, 2015 of $38.2 million was favorable in comparison to prior year gross profit of $36.4 million, by 4.8%, and gross margin percentage increased 140 basis points to 40.3% in the current period, while pro-forma gross profit during the six months ending December 27, 2015 of $66.7 million was favorable in comparison to prior year gross profit of $64.2 million by 3.9%, and gross margin percentage increased 130 basis points to 40.0%.

The BloomNet Wire Service segment gross profit increased by 1.2% and 3.7%, respectively, and gross margin percentage increased 180 basis points and 50 basis points, to 56.9% and 55.7%, respectively, during the three and six months ended December 27, 2015, in comparison to the same periods of the prior year, primarily due to revenue mix, including an increase in higher margin membership fees.

The Gourmet Food & Gift Baskets segment gross profit increased 6.5% and 70 basis points to 46.7% during the three months ended December 27, 2015, compared to the same period of the prior year, due to the recovery from the prior year Thanksgiving Day Fannie May warehouse fire and purchase accounting adjustments relating to the H&D acquisition. On a comparable basis, adjusting for the estimated lost gross profit associated with the Thanksgiving 2014 Fannie May warehouse fire of $5.9 million, and the impact of purchase accounting adjustments of $6.4 million, gross profit ($203.0 million) was favorable in comparison to pro-forma prior year gross profit ($202.8 million) by 0.1%, while gross margin percentage decreased 50 basis points to 46.7%. During the six months ended December 27, 2015, Gourmet Food & Gift Baskets segment gross profit increased 12.7% and 70 basis points to 46.3%, compared to the same period of the prior year as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, the recovery from the Thanksgiving Day Fannie May warehouse fire, as well as Cheryl’s and 1-800-Baskets/DesignPac wholesale business. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014, and adjusting for the estimated lost gross profit associated with the warehouse fire in the prior year, gross profit of $229.6 million during the six months ending December 27, 2015 was favorable in comparison to prior year pro-forma gross profit of $228.7 million by 0.4%, while gross margin percentage decreased 20 basis points to 46.3%.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)

Marketing and sales	$119,539	$122,026	-2.0%	$172,065	$157,598	9.2%
Percentage of net revenues	21.8%	22.8%		24.4%	23.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 2.0% during the three months ended December 27, 2015, compared to the same period of the prior year, primarily due to the improved spend ratio across all segments as a result of efficiencies gained in the marketing campaigns as well as the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively, both of which carried a higher marketing spend ratio. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014 and adjusting for the estimated lost revenues from the Fannie May warehouse fire, marketing and sales expense as a percentage of net revenues, would have been 21.8% during the three months ending December 27, 2015 compared to 22.3% during the three months ending December 28, 2014.

Marketing and sales expense increased 9.2% during the six months ended December 27, 2015, compared to the same period of the prior year, primarily as a result of the incremental marketing expenses of Harry & David, which was acquired on September 30, 2014. Similarly, as a percentage of net revenues, marketing and selling expenses increased from 23.8% during the six months ended September 28, 2014 to 24.4% during the six months ended December 27, 2015 as a result of the seasonality of the Harry & David business which is heavily weighted towards the Company’s fiscal second quarter. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014 and adjusting for the estimated lost revenues from the Fannie May warehouse fire, marketing and sales expense as a percentage of net revenues, would have been 24.4% during the six months ending December 27, 2015 compared to 24.6% during the six months ending December 28, 2014.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)

Technology and development	$9,845	$9,329	5.5%	$19,156	$14,929	28.3%
Percentage of net revenues	1.8%	1.7%		2.7%	2.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 5.5% during the three months ended December 27, 2015, compared to the same period of the prior year, as a result of increased license and maintenance costs to support the Company’s IT infrastructure.

Technology and development expenses increased 28.3% during the six months ended December 27, 2015, compared to the same period of the prior year, primarily due to the technology and development costs of Harry & David, which was acquired on September 30, 2014, as well as increased license and maintenance costs to support the Company’s IT infrastructure. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014 and adjusting for the estimated lost revenues from the Fannie May warehouse fire, technology and development expense as a percentage of net revenues, would have been 2.7% during the six months ending December 27, 2015 compared to 2.6% during the six months ending December 28, 2014.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)

General and administrative	$20,055	$25,558	-21.5%	$40,026	$39,226	2.0%
Percentage of net revenues	3.7%	4.8%		5.7%	5.9%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 21.5% during the three months ended December 27, 2015 compared to the same period of the prior year, as a result of transaction expenses related to the Harry & David acquisition of $3.8 million incurred during the three months ended December 28, 2014, as well as integration, synergy and performance bonus cost reductions. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014 and adjusting for the estimated lost revenues from the Fannie May warehouse fire, general and administrative expense as a percentage of net revenues, would have been 3.7% during the three months ending December 27, 2015 compared to 3.9% during the three months ending December 28, 2014.

General and administrative expense increased 2.0% during the six months ended December 27, 2015 compared to the same period of the prior year, as result of the incremental general and administrative expense of Harry & David, which was acquired on September 30, 2014. General and administrative expenses as a percentage of revenues decreased to 5.7% in the six months ended December 27, 2015 from 5.9% during the same period of the prior year, due to a decrease in acquisition and integration expenses related to the Harry & David acquisition ($0.8 million in the six months ended December 27, 2015, and $4.5 million incurred in the six months ended December 28, 2014), as well as integration, synergy and performance bonus cost reductions. On a comparable basis, assuming the acquisition of Harry & David occurred on June 30, 2014 and adjusting for the estimated lost revenues from the Fannie May warehouse fire, general and administrative expense as a percentage of net revenues, would have been 5.7% during the six months ending December 27, 2015 compared to 6.1% during the six months ending December 28, 2014.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)

Depreciation and amortization	$8,761	$8,679	0.9%	$16,733	$13,780	21.4%
Percentage of net revenues	1.6%	1.6%		2.4%	2.1%

Depreciation and amortization expense increased by 0.9% the three months ended December 27, 2015, in comparison to the same period of the prior year due to the Company’s technology improvements. Depreciation and amortization expense increased 21.4% during the six months ended December 27, 2015, in comparison to the same period of the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, including the impact of the additional intangibles amortization, as well as a result of the Company’s technology improvements.

Interest Expense, net

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)

Interest expense and other, net	$2,162	$2,489	-13.1%	$4,053	$2,809	44.3%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances.

Interest expense, net decreased during the three months ended December 27, 2015 in comparison to the same period of the prior year, as a result of scheduled repayments of the Term Loan used to finance the Harry & David acquisition.

Interest expense, net increased during the six months ended December 27, 2015 in comparison to the same period of the prior year, as a result of the additional interest expense and deferred financing costs associated with the Term Loan used to finance the Harry & David acquisition, entered into on September 30, 2014 and the additional interest expense on the Company’s revolver to fund the working capital requirements of Harry & David during the first quarter of the current fiscal year.

Other (income) expense, net

	Three Months Ended			Six Months Ended
	December 27, 2015	December 28, 2014	% Change	December 27, 2015	December 28, 2014	% Change
	(dollars in thousands)

Other (income) expense, net	$242	$149	62.4%	$(15,296)	$582	(2728.2%	)

Other (income) expense, net for the three months ended December 27, 2015 consists primarily of a $0.2 million loss on the sale of iFlorist (see Note 4 above).

Other (income) expense, net for the six months ended December 27, 2015 consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire, offset by a $2.1 million impairment of iFlorist assets held for sale and loss on sale, a $1.7 million impairment of the Flores Online investment, and a decline in the value of Non-qualified deferred compensation investments.

Income Taxes

The Company recorded income tax expense of $30.5 million and $27.3 million, respectively, during the three and six months ended December 27, 2015, compared to income tax expense of $27.3 million and $23.9 million, respectively for the same periods of the prior year. The Company’s effective tax rate from operations for the three months and six months ended December 27, 2015 was 33.2% and 32.8% respectively, compared to 36.9% and 36.8% in the same periods of the prior year. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to the domestic production deduction and various tax credits such as employment credits and research and development credits that were recently renewed by U.S. Congress in December 2015, as well as the impact of the Company’s reduced effective foreign tax rate in the UK resulting from the recent sale of iFlorist in October 2015, partially offset by state income taxes. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, partially offset by tax credits. At December 27, 2015 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Cash Flows

At December 27, 2015, the Company had working capital of $76.4 million, including cash and cash equivalents of $108.4 million, compared to working capital of $31.5 million, including cash and cash equivalents of $27.9 million, at June 28, 2015. Note that the June 28, 2015 working capital balance has been restated due to the adoption of ASU No. 2015-17, which reclassified $4.9 million of current deferred tax assets within long-term deferred tax liabilities, resulting in a corresponding reduction in working capital.

Net cash provided by operating activities of $111.6 million for the six months ended December 27, 2015, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization, stock based compensation and the impairments/sale of iFlorist and a foreign equity investment, as well as seasonal changes in working capital, including holiday related increases in accounts payable and accrued expenses, and collection of the Fannie May fire insurance settlement, partially offset by increases in receivables related to holiday season sales.

Net cash used in investing activities of $13.1 million for the six months ended December 27, 2015, was primarily attributable to capital expenditures related to the Company's technology infrastructure, as well as improvements and equipment purchases within the Gourmet Food & Gift Baskets segment.

Net cash used in financing activities of $18.1 million for the six months ended December 27, 2015 was primarily for term debt repayments of $7.1 million and the acquisition of $11.2 million of treasury stock. All borrowings under the Company’s revolving credit facility during the six months ended December 27, 2015 were repaid by the end of the period.

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

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2014 Credit Facility will be a sufficient source of liquidity. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company generated significant cash from operations during its second quarter, which it will then utilize for operating needs during its fiscal third and fourth quarters, after which time the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2017. Borrowings under the Revolver will typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to again enable the Company to repay working capital borrowings prior to the end of its second quarter of fiscal 2017.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of December 27, 2015, $16.0 million remains authorized under the plan.

Contractual Obligations

There have been no material changes outside the ordinary course of business related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended June 28, 2015.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. This standard is effective for the Company’s fiscal year ending July 2, 2017. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for the Company’s fiscal year ending June 30, 2019 and may be applied retrospectively. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In November 2015 the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for the Company’s fiscal year ending July 1, 2018, and interim periods within those annual periods. The FASB decided to allow all entities to early adopt the ASU for financial statements that had not been issued. Therefore, we adopted this ASU at December 27, 2015, and have reclassified all prior periods to be consistent with the requirements outlined in the ASU. The impact of the adoption was to reclassify and net $4.9 million of current deferred tax assets within long-term deferred tax liabilities, as of June 28, 2015.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million and $0.5 million during the three and six months ended December 27, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 27, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By Order dated May 4, 2015, the court ordered a phasing of the case and bifurcated the antitrust Counterclaim from the infringement claims. Discovery has begun and is continuing.

Edible Arrangements filed a motion to dismiss the Company’s Sherman Act and Connecticut Unfair Trade Practices Act claims. The Company filed its brief in opposition to the motion to dismiss on July 10, 2015. On November 12, 2015, following oral argument before the Court, the Court denied Edible Arrangements’ motion seeking to dismiss the Company’s federal Sherman Act and Connecticut Unfair Trade Practices Act claims.

The Company believes its Counterclaims to the Edible Arrangements’ claims are meritorious and that there are substantial defenses to all of the Edible Arrangements’ claims and expects to defend the claims vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of December 27, 2015, $16.0 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2016, which includes the period June 29, 2015 through December 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

6/29/15 – 7/26/15	69.8	$10.40	69.8	$26,543
7/27/15 – 8/30/15	125.0	$9.86	125.0	$25,307
8/31/15 – 9/27/15	320.6	$8.56	320.6	$22,554
9/28/15 – 10/25/15	137.4	$9.50	137.4	$21,244
10/26/15 – 11/29/15	454.5	$9.87	454.5	$16,753
11/30/15 – 12/27/15	89.6	$7.95	89.5	$16,039

Total	1,196.9	$9.36	1,196.9

(1)	Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: February 5, 2016	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: February 5, 2016	/s/ William E. Shea
William E. Shea
Senior Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)