Form 10-Q
period 2016-03-27
1 800 FLOWERS COM INC
filed 2016-05-06
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

or

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

35,449,254

(Number of shares of Class A common stock outstanding as of April 29, 2016)

29,983,004

(Number of shares of Class B common stock outstanding as of April 29, 2016)

1-800-FLOWERS.COM, Inc.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	March 27, 2016 (unaudited)	June 28, 2015

Assets
Current assets:
Cash and cash equivalents	$61,696	$27,940
Trade receivables, net	30,307	16,191
Insurance receivable	-	2,979
Inventories	95,406	93,163
Prepaid and other	14,666	14,822
Total current assets	202,075	155,095

Property, plant and equipment, net	165,553	170,100
Goodwill	76,956	77,097
Other intangibles, net	79,393	82,125
Other assets	12,593	12,656
Total assets	$536,570	$497,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,091	$35,425
Accrued expenses	87,638	73,639
Current maturities of long-term debt	17,813	14,543
Total current liabilities	138,542	123,607

Long-term debt	103,313	117,563
Deferred tax liabilities	36,014	37,807
Other liabilities	9,515	7,840
Total liabilities	287,384	286,817
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	249,186	208,449
Noncontrolling interest in subsidiary	-	1,807
Total equity	249,186	210,256
Total liabilities and equity	$536,570	$497,073

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Net revenues	$234,207	$232,237	$938,629	$893,215
Cost of revenues	137,486	136,915	521,816	504,155
Gross profit	96,721	95,322	416,813	389,060
Operating expenses:
Marketing and sales	71,502	70,574	243,567	228,172
Technology and development	9,903	10,389	29,059	25,318
General and administrative	21,006	22,772	61,032	61,998
Depreciation and amortization	7,546	7,825	24,279	21,605
Total operating expenses	109,957	111,560	357,937	337,093
Operating income (loss)	(13,236)	(16,238)	58,876	51,967
Interest expense, net	1,239	1,513	5,292	4,322
Other (income) expense, net	145	118	(15,151)	700
Income (loss) before income taxes	(14,620)	(17,869)	68,735	46,945
Income tax expense (benefit)	(5,494)	(7,056)	21,813	16,796
Net income (loss)	$(9,126)	$(10,813)	$46,922	$30,149
Less: Net loss attributable to noncontrolling interest	-	(318)	(1,007)	(877)
Net income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(9,126)	$(10,495)	$47,929	$31,026

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.14)	$(0.16)	$0.74	$0.48

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.14)	$(0.16)	$0.71	$0.46

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,687	64,909	64,724	64,433
Diluted	64,687	64,909	67,053	67,134

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Net income (loss)	$(9,126)	$(10,813)	$46,922	$30,149
Other comprehensive income/(loss) (currency translation)	(6)	90	231	(262)
Comprehensive income (loss)	(9,132)	(10,723)	47,153	29,887

Less:
Net loss attributable to noncontrolling interest	-	(318)	(1,007)	(877)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	-	51	87	(78)
Comprehensive net loss attributable to noncontrolling interest	-	(267)	(920)	(955)

Comprehensive income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(9,132)	$(10,456)	$48,073	$30,842

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	March 27, 2016	March 29, 2015

Operating activities:
Net income	$46,922	$30,149
Reconciliation of net income to net cash provided by operating activities, net of acquisitions/dispositions:
Depreciation and amortization	24,279	21,605
Amortization of deferred financing costs	1,209	1,076
Deferred income taxes	(1,793)	(4,071)
Foreign equity method investment impairment	1,728	-
Loss on sale/impairment of iFlorist	2,121	-
Non-cash impact of write-offs related to warehouse fire	-	29,522
Acquisition transaction costs	-	925
Bad debt expense	973	1,170
Stock-based compensation	4,831	4,405
Other non-cash items	299	748
Changes in operating items:
Trade receivables	(15,090)	(6,647)
Insurance receivable	3,053	(1,477)
Inventories	(2,488)	37,448
Prepaid and other	156	7,489
Accounts payable and accrued expenses	10,453	14,967
Other assets	(47)	(1,026)
Other liabilities	412	679
Net cash provided by operating activities	77,018	136,962

Investing activities:
Acquisitions, net of cash acquired	-	(133,117)
Capital expenditures, net of non-cash expenditures	(20,022)	(20,946)
Other	-	642
Net cash used in investing activities	(20,022)	(153,421)

Financing activities:
Acquisition of treasury stock	(12,958)	(5,730)
Proceeds from exercise of employee stock options	700	5,303
Proceeds from bank borrowings	178,000	239,500
Repayment of notes payable and bank borrowings	(188,980)	(169,567)
Debt issuance costs	-	(5,642)
Other	(2)	113
Net cash (used in) provided by financing activities	(23,240)	63,977

Net change in cash and cash equivalents	33,756	47,518
Cash and cash equivalents:
Beginning of period	27,940	5,203
End of period	$61,696	$52,721

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 27, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 28, 2015.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David Holdings, Inc. (“Harry & David”) on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 5th in fiscal 2015, fell on March 27th in fiscal 2016. As a result of the timing of Easter, during fiscal 2016, all revenue and EBITDA associated with the Easter Holiday shifted into the Company’s fiscal third quarter.

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

In November 2015 the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for the Company’s fiscal year ending July 1, 2018, and interim periods within those annual periods. However, the FASB allowed early adoption of the standard, and therefore, the Company adopted this ASU as of December 27, 2015, and has reclassified all prior periods to be consistent with the requirements outlined in the ASU. The impact of the adoption was to reclassify and net $4.9 million of current deferred tax assets within long-term deferred tax liabilities, as of June 28, 2015.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year ending June 30, 2019. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for the Company’s fiscal year ending July 1, 2018. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year. See “Recent Accounting Pronouncements” above regarding the impact of our adoption of ASU No. 2015-17 upon the classification of deferred tax assets in our consolidated balance sheets.

Note 2 – Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
		(in thousands, except per share data)
Numerator:
Net income (loss)	$(9,126)	$(10,813)	$46,922	$30,149
Less: Net loss attributable to noncontrolling interest	-	(318)	(1,007)	(877)
Income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(9,126)	$(10,495)	$47,929	$31,026

Denominator:
Weighted average shares outstanding	64,687	64,909	64,724	64,433
Effect of dilutive securities (2)
Employee stock options (1)	-	-	1,428	1,507
Employee restricted stock awards	-	-	901	1,194
	-	-	2,329	2,701
Adjusted weighted-average shares and assumed conversions	64,687	64,909	67,053	67,134

Net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.14)	$(0.16)	$0.74	$0.48
Diluted	$(0.14)	$(0.16)	$0.71	$0.46

Note (1):

The effect of options to purchase 0.1 million shares for both the three and nine months ended March 27, 2016 and 0.1 million and 0.3 million shares for the three and nine months ended March 29, 2015, respectively, were excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

Note (2)

As a result of the net loss from continuing operations attributable to 1-800-FLOWERS.COM, Inc. for the three months ended March 27, 2016 and March 29, 2015, there is no dilutive impact to the net loss per share calculation for the respective periods.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
		(in thousands)
Stock options	$112	$113	$314	$337
Restricted stock	1,538	1,510	4,517	4,068
Total	1,650	1,623	4,831	4,405
Deferred income tax benefit	491	523	1,533	1,547
Stock-based compensation expense, net	$1,159	$1,100	$3,298	$2,858

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
		(in thousands)
Marketing and sales	$586	$535	$1,781	$1,352
Technology and development	91	114	411	283
General and administrative	973	974	2,639	2,770
Total	$1,650	$1,623	$4,831	$4,405

The following table summarizes stock option activity during the nine months ended March 27, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at June 28, 2015	3,345,146	$2.93
Granted	0	$-
Exercised	(157,670)	$4.45
Forfeited	(57,157)	$7.94
Outstanding at March 27, 2016	3,130,319	$2.77	3.6	$15,813

Options vested or expected to vest at March 27, 2016	3,062,540	$2.77	3.6	$15,460
Exercisable at March 27, 2016	2,189,419	$2.84	2.9	$10,876

As of March 27, 2016, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.3 million and the weighted average period over which these awards are expected to be recognized was 3.2 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 27, 2016:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at June 28, 2015	2,342,052	$5.62
Granted	1,014,706	$9.02
Vested	(877,862)	$5.19
Forfeited	(323,595)	$9.31
Non-vested at March 27, 2016	2,155,301	$6.85

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 27, 2016, there was $9.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.3 years.

Note 4 – Acquisitions and Dispositions

Acquisition of Harry & David

On September 30, 2014, the Company completed its acquisition of Harry & David, a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David brands. The transaction, for a purchase price of $142.5 million, included the Harry & David’s brands and websites as well as its headquarters, manufacturing and distribution facilities and orchards in Medford, Oregon, a warehouse and distribution facility in Hebron, Ohio and 48 Harry & David retail stores located throughout the country.

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

As a result of the above, the Company determined that the iFlorist business (disposal group) met the held for sale criteria, as prescribed by FASB ASC 360-10-45-9, as of September 27, 2015. As a result, the Company compared iFlorist’s carrying amount ($3.4 million) to its fair value less cost to sell ($1.5 million), and recorded an impairment charge of $1.9 million during the period ended September 27, 2015. The Company recorded this impairment charge within “Other (income) expense, net” in the condensed consolidated statements of operations. During the quarter ended December 27, 2016, the Company completed the sale of the iFlorist business and recorded an additional loss on sale of $0.2 million.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	March 27, 2016	June 28, 2015
	(in thousands)
Finished goods	$44,319	$43,254
Work-in-process	13,698	16,020
Raw materials	37,389	33,889
	$95,406	$93,163

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800- Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)

Balance at June 28, 2015	$17,582	$-	$59,515	$77,097
Other	(141)	-	-	(141)
Balance at March 27, 2016	$17,441	$-	$59,515	$76,956

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

				March 27, 2016			June 28, 2015
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,805	$1,615	$7,420	$5,727	$1,693
Customer lists	3	-	10	21,144	15,601	5,543	21,815	14,595	7,220
Other	5	-	14	3,665	2,691	974	3,665	2,597	1,068
				32,229	24,097	8,132	32,900	22,919	9,981

Trademarks with indefinite lives				71,261	-	71,261	72,144	-	72,144
Total identifiable intangible assets				$103,490	$24,097	$79,393	$105,044	$22,919	$82,125

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2016 - $0.3 million, fiscal 2017 - $1.5 million, fiscal 2018 - $1.3 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million and thereafter - $3.7 million.

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

The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.1 million as of March 27, 2016 and $2.9 million as of June 28, 2015, and is included in Other assets within the condensed consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the quarters ended March 27, 2016 and March 29, 2015 was less than $0.1 million. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online ($1.2 million) was below its carrying value ($2.9 million) and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within “Other (income) expense, net” in the condensed consolidated statements of operations.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within Other assets in the Company’s condensed consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.3 million as of March 27, 2016 (including a $1.5 million investment in Euroflorist – see Note 4 above) and $0.7 million as of June 28, 2015.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	March 27, 2016	June 28, 2015
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	121,126	131,813
Bank loan (2)	-	293
Total debt	121,126	132,106
Less: current debt	17,813	14,543
Long-term debt	$103,313	$117,563

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

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of March 27, 2016. Outstanding amounts under the 2014 Credit Facility bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $3.5 million – 2016, $19.6 million – 2017, $21.4 million – 2018, $26.7 million – 2019 and $49.9 million– 2020.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist. The Company repaid this loan during the quarter ended December 27, 2015.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	March 27, 2016	June 28, 2015
	(in thousands)
Land	31,077	$31,077
Orchards in production and land improvements	9,072	9,028
Building and building improvements	55,806	55,121
Leasehold improvements	20,541	19,459
Production equipment and furniture and fixtures	68,731	63,132
Computer and telecommunication equipment	50,804	56,582
Software	129,390	150,695
Capital projects in progress	7,978	7,335
	373,399	392,429
Accumulated depreciation and amortization	(207,846)	(222,329)
	165,553	$170,100

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities) as of March 27, 2016:
Trading securities held in a “rabbi trust” (1)	$4,471	$4,471	$-	$-
	$4,471	$4,471	$-	$-

Assets (liabilities) as of June 28, 2015:
Trading securities held in a “rabbi trust” (1)	$3,118	$3,118	$-	$-
	$3,118	$3,118	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months and nine months ended March 27, 2016 was 37.6% and 31.7% respectively, compared to 39.5% and 35.8% in the same periods of the prior year. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to the domestic production deduction and various tax credits such as employment credits and research and development credits that were renewed by U.S. Congress in December 2015, as well as the impact of the Company’s reduced effective foreign tax rate in the UK resulting from the recent sale of iFlorist in October 2015, partially offset by state income taxes. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, partially offset by tax credits.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently under U.S. federal examination for fiscal 2014 while fiscal years 2012, 2013, and 2015 remain subject to U.S. federal examination. Due to ongoing state examinations and non-conformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2011. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 27, 2016 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
Net Revenues:	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
		(in thousands)

Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$113,182	$116,705	$280,956	$290,703
BloomNet Wire Service	22,517	22,950	63,740	63,071
Gourmet Food & Gift Baskets	99,096	92,951	595,006	539,979
Corporate	262	283	817	795
Intercompany eliminations	(850)	(652)	(1,890)	(1,333)
Total net revenues	$234,207	$232,237	$938,629	$893,215

	Three Months Ended		Nine Months Ended
Operating Income	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
		(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$13,748	$12,557	$33,031	$29,334
Bloomnet Wire Service	7,747	7,290	22,017	20,455
Gourmet Food & Gift Baskets	(6,753)	(5,413)	88,626	82,607
Segment Contribution Margin Subtotal	14,742	14,434	143,674	132,396
Corporate (a)	(20,432)	(22,847)	(60,519)	(58,824)
Depreciation and amortization	(7,546)	(7,825)	(24,279)	(21,605)
Operating income	$(13,236)	$(16,238)	$58,876	$51,967

(a) Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, as well as Stock-Based Compensation. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific segment.

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

The following table reflects the costs related to the fire and the insurance recovery and associated gain as of March 27, 2016:

Fire-related Insurance Recovery
(in thousands)
Loss on inventory	$29,587
Other fire related costs	5,802
Total fire related costs	35,389
Less: fire related insurance recoveries	(55,000)
Fire related gain	$(19,611)

During the three months ended September 27, 2015, the Company and its insurance carrier reached final agreement, and during the three months ended December 27, 2015, the Company received all remaining proceeds from its Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which were incurred by the Company until the move back into its leased facility once the landlord completed repairs, during the Company’s third quarter of fiscal 2016. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the condensed consolidated statements of operations for the nine months ended March 27, 2016.

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gourmet food and floral gifts for all occasions. For the past 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The company’s Celebrations® suite of services including Celebrations Passport® Free Shipping/No Service Charge program, Celebrations Rewards® and Celebrations RemindersSM, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. In 2016, 1-800-Flowers.com was awarded a Silver Stevie “e-Commerce Customer Service” Award, recognizing the company’s innovative use of online technologies and social media to service the needs of customers. In addition, 1-800-FLOWERS.COM, Inc. was recognized as one of Internet Retailer’s Top 300 B2B e-commerce companies and was also recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. The Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM  was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM).

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200 or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); premium chocolates and confections from Fannie May® (www.fanniemay.com and www.harrylondon.com); gift baskets and towers from 1-800- Baskets.com®  (www.1800baskets.com); premium English muffins and other breakfast treats from Wolferman’s® (1-800-999-1910 or www.wolfermans.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); and top quality steaks and chops from Stock Yards® (www.stockyards.com).

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA and adjusted net income (loss). (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A. In order to present comparable information, the financial information for the three and nine months ended March 27, 2016 and March 29, 2015 is also being presented on a pro-forma basis to give effect to the Harry & David acquisition as if it had been completed on June 30, 2014, and to provide the estimated impact of the Fannie May warehouse fire in November 2014 on the Company’s operations. This pro-forma information has been prepared by management for informational purposes only, and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of this date. The pre-acquisition operating results of Harry & David, for the three months ended September 28, 2014, included within this pro-forma information, do not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, but have been adjusted to give effect to non-recurring items that are directly attributable to the acquisition.)

	Three Months Ended
	March 27, 2016	Reported March 29, 2015	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Integration and Severance Costs	As Adjusted March 29, 2015	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$113,182	$116,705	$-	$-	$-	$-	$116,705	-3.0%
BloomNet Wire Service	22,517	22,950	100	-	-	-	23,050	-2.3%
Gourmet Food & Gift Baskets	99,096	92,951	3,338	-	-	-	96,289	2.9%
Corporate	262	283	-	-	-	-	283	-7.4%
Intercompany eliminations	(850)	(652)	-	-	-	-	(652)	30.4%
Total net revenues	$234,207	$232,237	$3,438	$-	$-	$-	$235,675	-0.6%

Gross profit:
1-800-Flowers.com Consumer Floral	$45,974	$45,716	$-	$-	$-	$-	$45,716	0.6%
	40.6%	39.2%	-	-	-	-	39.2%

BloomNet Wire Service	12,390	12,574	20	-	-	-	12,594	-1.6%
	55.0%	54.8%	-	-	-	-	54.6%

Gourmet Food & Gift Baskets	38,043	36,846	888	-	-	-	37,734	0.8%
	38.4%	39.6%	-	-	-	-	39.2%

Corporate (a)	314	186	-	-	-	-	186	68.8%
	119.8%	65.7%	-	-	-	-	65.7%

Total gross profit	$96,721	$95,322	$908	$-	$-	$-	$96,230	0.5%
	41.3%	41.0%	26.4%	-	-	-	40.8%

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$13,748	$12,557	$-	$-	$-	$-	$12,557	9.5%
BloomNet Wire Service	7,747	7,290	20	-	-	-	7,310	6.0%
Gourmet Food & Gift Baskets	(6,753)	(5,413)	955	-	-	-	(4,458)	-51.5%
Category Contribution Margin Subtotal	14,742	14,434	975	-	-	-	15,409	-4.3%
Corporate (a)	(20,432)	(22,847)	-	-	-	1,730	(21,117)	3.2%

EBITDA	$(5,690)	$(8,413)	$975	$-	$-	$1,730	$(5,708)	0.3%

Add: Stock-based compensation	1,650	1,623	-	-	-	-	1,623	-1.7%

EBITDA, excluding stock-based compensation	$(4,040)	$(6,790)	$975	$-	$-	$1,730	$(4,085)	+1.1%

	Nine Months Ended
	Reported March 27, 2016	Impact of Harry & David Integration Costs	As Adjusted March 27, 2016	Reported March 29, 2015	Impact of Warehouse Fire	Impact of Purchase Accounting Adjustment to Deferred Revenue	Impact of Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Impact of Harry & David Acquisition Costs	Impact of Harry & David Integration and Severance Costs	Impact of Annualization of Acquisition of Harry & David	As Adjusted March 29, 2015	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$280,956	$-	$280,956	$290,703	$-	$-	$-	$-	$-	$-	$290,703	-3.4%
BloomNet Wire Service	63,740	-	63,740	63,071	350	-	-	-	-	-	63,421	0.5%
Gourmet Food & Gift Baskets	595,006	-	595,006	539,979	16,934	1,621	-	-	-	29,393	587,927	1.2%
Corporate	817	-	817	795	-	-	-	-	-	-	795	2.8%
Intercompany eliminations	(1,890)	-	(1,890)	(1,333)	-	-	-	-	-	-	(1,333)	41.8%
Total net revenues	$938,629	$-	$938,629	$893,215	$17,284	$1,621	$-	$-	$-	$29,393	$941,513	-0.3%
Gross profit:
1-800-Flowers.com Consumer Floral	$112,961	$-	$112,961	$113,027	$-	$-	$-	$-	$-	$-	$113,027	-0.1%
	40.2%	-	40.2%	38.9%	-	-	-	-	-	-	38.9%	-
BloomNet Wire Service	35,360	-	35,360	34,725	70	-	-	-	-	-	34,795	1.6%
	55.5%	-	55.5%	55.1%	-	-	-	-	-	-	54.9%	-
Gourmet Food & Gift Baskets	267,650	-	267,650	240,645	6,745	1,621	4,760	-	-	12,701	266,472	0.4%
	45.0%	-	45.0%	44.6%	-	-	-	-	-	-	45.3%	-
Corporate (a)	842	-	842	663	-	-	-	-	-	-	663	27.0%
	103.1%	-	103.1%	83.4%	-	-	-	-	-	-	83.4%	-
Total gross profit	$416,813	$-	$416,813	$389,060	$6,815	$1,621	$4,760	$-	$-	$12,701	$414,957	0.4%
	44.4%	-	44.4%	43.6%	39.4%	-	-	-	-	-	44.1%
Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$33,031	$-	$33,031	$29,334	$-	$-	$-	$-	$-	$-	$29,334	12.6%
BloomNet Wire Service	22,017		22,017	20,455	70	-	-	-	-	-	20,525	7.3%
Gourmet Food & Gift Baskets	88,626		88,626	82,607	6,486	1,621	4,760	-	-	(7,441)	88,033	0.7%
Category Contribution Margin Subtotal	143,674	-	143,674	132,396	6,556	1,621	4,760	-	-	(7,441)	137,892	4.2%
Corporate (a)	(60,519)	828	(59,691)	(58,824)	-	-	-	4,062	2,135	(7,397)	(60,024)	-0.6%

EBITDA	$83,155	$828	$83,983	$73,572	$6,556	$1,621	$4,760	$4,062	$2,135	$(14,838)	$77,868	7.9%

Add: Stock-based compensation	4,831	-	4,831	4,405	-	-	-	-	-	-	4,405	-9.7%

EBITDA, excluding stock-based compensation	$87,986	$828	$88,814	$77,977	$6,556	$1,621	$4,760	$4,062	$2,135	$(14,838)	$82,273	8.0%

	Three Months Ended		Nine Months Ended
Reconciliation of net income (loss) to adjusted net income (loss) attributable to 1-800-FLOWERS.COM, Inc.:	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except per share data)

Net income (loss)	$(9,126)	$(10,813)	$46,922	$30,149
Less: Net loss attributable to noncontrolling interest		(318)	(1,007)	(877)
Income (loss) attributable to 1-800-FLOWERS.COM, Inc.	(9,126)	(10,495)	47,929	31,026
Add back: Annualization of net loss attributable to Harry & David (b)				(11,668)
Add back: Loss on sale/impairment of iFlorist			1,169
Add back: Impairment of foreign equity method investment, net of tax			1,089
Add back: Harry & David integration costs, net of tax		1,236	522	1,385
Add back: Harry & David acquisition costs, net of tax		77		2,636
Add back: Harry & David Purchase accounting adjustment to deferred revenue, net of tax				1,052
Add back: Harry & David Purchase accounting adjustment for inventory fair value step-up, net of tax				3,088
Add back: Impact of warehouse fire, net of tax		726		4,253
Deduct: Gain from insurance recovery on warehouse fire, net of tax			(12,361)
Adjusted income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(9,126)	$(8,456)	$38,348	$31,772

Income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.14)	$(0.16)	$0.74	$0.48
Diluted	$(0.14)	$(0.16)	$0.71	$0.46

Adjusted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.14)	$(0.13)	$0.59	$0.49
Diluted	$(0.14)	$(0.13)	$0.57	$0.47

Weighted average shares used in the calculation of net income (loss) and adjusted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	64,678	64,909	64,724	64,433
Diluted	64,678	64,909	67,053	67,134

	Three Months Ended		Nine Months Ended
Reconciliation of net income (loss) attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA, excluding stock-based compensation(b):	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except per share data)

Income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(9,126)	$(10,495)	$47,929	$31,026
Add:
Interest expense and other, net	1,384	1,631	5,903	5,022
Depreciation and amortization	7,546	7,825	24,279	21,605
Income tax expense			21,813	16,796
Loss on sale/impairment of iFlorist			2,121
Impairment of foreign equity method investment			1,728
Less:
Net loss attributable to noncontrolling interest		318	1,007	877
Income tax benefit	5,494	7,056
Gain from insurance recovery on warehouse fire			19,611
EBITDA	(5,690)	(8,413)	83,155	73,572
Add: Stock-based compensation	1,650	1,623	4,831	4,405
EBITDA, excluding stock-based compensation	(4,040)	(6,790)	87,986	77,977
Add: Impact of warehouse fire		975		6,556
Add: Purchase accounting adjustment to deferred revenue				1,621
Add: Purchase accounting adjustment for inventory fair value step-up				4,760
Add: Acquisition costs				4,062
Add: Integration & severance costs		1,730	828	2,135
Add: EBITDA attributable to Harry & David ( pre-acquisition: three months ended 9/28/14 (b) )				(14,838)
Adjusted EBITDA, excluding stock-based compensation	$(4,040)	$(4,085)	$88,814	$82,273

(a)

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

(b)

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

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$179,413	$177,903	0.8%	$696,371	$671,023	3.8%
Other	54,794	54,334	0.8%	242,258	222,192	9.0%
Total net revenues	234,207	232,237	0.8%	938,629	893,215	5.1%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 0.8% during the three months ended March 27, 2016, compared to the same period of the prior year as a result of the incremental revenue resulting from the earlier timing of the Easter holiday which occurred in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015 of approximately $7.4 million, and the recovery of Gourmet Foods & Gift Baskets revenue lost in the prior year period due to the Thanksgiving Day Fannie May warehouse fire of approximately $3.4 million, partially offset by the impact of the dispositions of Fine Stationery in June 2015 and iFlorist in October 2015, which, on a combined basis, generated $3.4 million of incremental revenues in the prior year period, and the decline in the Consumer Floral segment due to the Sunday date placement of Valentine’s Day.

Net Revenues increased 5.1% during the nine months ended March 27, 2016, compared to the same period of the prior year as a result of growth within the Gourmet Food and Gift Baskets segment, due to the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, organic growth of Cheryl’s and 1-800-Baskets wholesale gift business, and the incremental revenue resulting from the earlier Easter holiday, partially offset by the impact of the Sunday date placement of Valentine’s Day, as well as the dispositions of the iFlorist and Fine Stationery businesses during October 2015 and June 2015, respectively (which generated $10.4 million of incremental revenues in the prior year period).

E-commerce revenues (combined online and telephonic) increased by 0.8% during the three months ended March 27, 2016, compared to the same period of the prior year, as a result of the incremental revenue resulting from the timing of the Easter holiday which occurred on March 27, 2016 in fiscal 2016 compared to April 5, 2015 in fiscal 2015, and the recovery of Gourmet Foods & Gift Baskets revenue lost in the prior year period due to the Thanksgiving Day Fannie May warehouse fire, partially offset by the impact of the dispositions of Fine Stationery in June 2015 and iFlorist in October 2015, and the anticipated decline in the Consumer Floral segment, due to the Sunday date placement of Valentine’s Day. During the three months ended March 27, 2016, the Company fulfilled approximately 2,860,000 orders through its e-commerce sales channels (online and telephonic sales), compared to approximately 2,722,000 during the same period of the prior year, while the average order value decreased to $62.74 during the three months ended March 27, 2016 from $65.37 during the same period of the prior year.

E-commerce revenues increased 3.8%, during the nine months ended March 27, 2016 compared to the same period of the prior year, as a result of growth within the Gourmet Food and Gift Baskets segment, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, and the incremental revenue resulting from the earlier Easter holiday, partially offset by the impact of the dispositions of Fine Stationery in June 2015 and iFlorist in October 2015, and the anticipated decline in the Consumer Floral segment, due to the Sunday date placement of Valentine’s Day. The Company fulfilled approximately 9,508,000 orders during the nine months ended March 27, 2016, compared to approximately 9,243,000 during the same period of the prior year, through its e-commerce sales channels (online and telephonic sales), while the average order value increased to $73.24 during the nine months ended March 27, 2016 from $72.60 during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased by 0.8% during the three months ended March 27, 2016, compared to the same period of the prior year, primarily due to growth within the Gourmet Food and Gift Baskets segment, due to the incremental revenue resulting from the timing of the Easter holiday, and the impact on prior year revenues of the Thanksgiving 2014 Fannie May warehouse fire, partially offset by the Sunday date placement of Valentine’s Day.

Other revenues increased by 9.0% during the nine months ended March 27, 2016, compared to the same period of the prior year, due to growth within the Gourmet Food and Gift Baskets segment, resulting from the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the incremental revenue resulting from the timing of the Easter holiday, organic growth of Cheryl’s and 1-800-Baskets wholesale gift business, and the impact on prior year revenues of the Thanksgiving 2014 Fannie May warehouse fire, partially offset by the Sunday date placement of Valentine’s Day.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and royalties from its franchise operations, as well as iFlorist, a UK based e-commerce retailer of floral products (through the date of its disposition in October 2015), and Fine Stationery, an e-commerce retailer of stationery products (through the date of its disposition in June 2015). Net revenues decreased 3.0% and 3.4%, respectively, during the three and nine months ended March 27, 2016, in comparison to the same periods of the prior year, as a result of lower order volume resulting from the Sunday date placement of Valentine’s Day, and the dispositions of iFlorist and Fine Stationery, partially offset by the timing impact of the earlier Easter holiday of approximately $1.7 million.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues decreased 1.9% during the three months ended March 27, 2016 compared to the same period of the prior year primarily as a result of the Sunday date placement of Valentine’s Day. Net revenues for the for the nine months ended March 27, 2016, increased 1.1% compared to the same period of the prior year, due to a combination of higher wholesale volume and BloomNet initiatives including the implementation of a new florist transaction program in the 3rd quarter of fiscal 2015.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May, Harry London, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenues increased 6.6% during the three months ended March 27, 2016 compared to the same period of the prior year, due to the incremental revenue resulting from the earlier timing of the Easter holiday of approximately $5.8 million, and the impact on prior year revenues lost as a result of the Thanksgiving 2014 Fannie May warehouse fire, offset in part by the Sunday date placement of Valentine’s Day. Net revenues for the nine months ended March 27, 2016 increased 10.2% compared to the same period of the prior year, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, incremental revenue resulting from the earlier timing of the Easter holiday, and the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire.

Gross Profit

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)

Gross profit	96,721	95,322	1.5%	416,813	389,060	7.1%
Gross margin %	41.3%	41.0%		44.4%	43.6%

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

Gross profit increased 1.5% during the three months ended March 27, 2016, compared to the same period of the prior year, as a result of: (i) the aforementioned revenue growth resulting from the earlier timing of the Easter holiday, (ii) the recovery of Gourmet Foods & Gift Baskets revenues and associated gross profit lost in the prior year period due to the Thanksgiving Day Fannie May warehouse fire, and (iii) synergy savings resulting from the integration of Harry & David, partially offset by the anticipated decline in sales, and associated gross profit as a result of the Sunday date placement of Valentine’s Day, as well as the impact of the dispositions of Fine Stationery in June 2015 and iFlorist in October 2015. Gross margin percentage increased 30 basis points to 41.3% during the three months ended March 27, 2016, in comparison to the same period of the prior year due to synergy savings resulting from the integration of Harry & David, and the dispositions of iFlorist and Fine Stationery businesses which carried lower gross margins.

Gross profit increased 7.1% during the nine months ended March 27, 2016, compared to the same period of the prior year, primarily as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, the recovery from the Thanksgiving Day Fannie May warehouse fire, and the impact of the earlier timing of the Easter holiday, partially offset by the impact of the Sunday date placement of Valentine’s Day and the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively. Gross margin percentage increased 80 basis points to 44.4% during the nine months ended March 27, 2016, in comparison to the same period of the prior year due to synergy savings resulting from the integration of Harry & David, the mix of sales associated with the recovery from the warehouse fire, higher margins earned by Harry & David, and the dispositions of iFlorist and Fine Stationery businesses which carried lower gross margins.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 0.6% during the three months ended March 27, 2016, in comparison to the same period of the prior year, while gross margin percentage increased 140 basis points to 40.6% due to synergistic savings which reduced shipping costs, as well as sourcing improvements, and reductions in customer service issues and discounts, which more than offset the loss of margin caused by the Sunday date placement of Valentine’s Day (partially offset by the benefit from the timing of the Easter holiday) and the dispositions of Fine Stationery and iFlorist in June 2015 and October 2015, respectively.

The 1-800-Flowers.com Consumer Floral segment gross profit during the nine months ended March 27, 2016 was consistent with the same period of the prior year, while gross margin percentage increased 130 basis points as the timing of the earlier Easter Holiday and the benefit of synergy savings due to integration initiatives, which reduced shipping costs, as well as sourcing improvements and reductions in discounts, offset the loss of gross profit due to the dispositions of iFlorist and Fine Stationery, and the loss of margin caused by the Sunday date placement of Valentine’s Day.

The BloomNet Wire Service segment gross profit decreased by 1.5% during the three months ended March 27, 2016 due to the revenue decline related to the aforementioned Sunday date placement of Valentine’s Day, while gross margin percentage increased 20 basis points to 55.0%, as a result of sales mix. During the nine months ended March 27, 2016, gross profit increased 1.8% and gross margin percentage increased 40 basis points to 55.5%, as a result of sales mix, which included an increase in higher margin membership fees.

The Gourmet Food & Gift Baskets segment gross profit increased 3.2% during the three months ended March 27, 2016, compared to the same period of the prior year due to the incremental gross margin resulting from the earlier timing of the Easter holiday and recovery of revenues and associated gross profit lost in the prior year period due to the Thanksgiving Day Fannie May warehouse fire, partially offset by an unfavorable gross margin percentage which decreased 120 basis points to 38.4%, due to product mix and increased discounts and markdowns.

During the nine months ended March 27, 2016, Gourmet Food & Gift Baskets segment gross profit increased 11.2% and 40 basis points to 45.0%, compared to the same period of the prior year as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, the incremental gross margin resulting from the earlier timing of the Easter holiday, and the recovery from the Thanksgiving Day Fannie May warehouse fire.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)

Marketing and sales	71,502	70,574	1.3%	243,567	228,172	6.7%
Percentage of net revenues	30.5%	30.4%		25.9%	25.5%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 1.3% during the three months ended March 27, 2016, compared to the same period of the prior year, primarily due to the efforts of Harry & David and Fannie May to spur demand, partially offset by improved marketing efficiency within the Consumer Floral segment.

Marketing and sales expense increased 6.7% during the nine months ended March 27, 2016, compared to the same period of the prior year, as a result of the incremental marketing expenses of Harry & David, which was acquired on September 30, 2014. Similarly, as a percentage of net revenues, marketing and selling expenses increased from 25.5% during the nine months ended March 29, 2015 to 25.9% during the nine months ended March 27, 2016 as a result of the Harry & David business which was acquired on September 30, 2104.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)

Technology and development	9,903	10,389	-4.7%	29,059	25,318	14.8%
Percentage of net revenues	4.2%	4.5%		3.1%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses decreased 4.7% during the three months ended March 27, 2016, compared to the same period of the prior year, as a result of favorable labor costs, partially offset by increased license and maintenance costs.

Technology and development expenses increased 14.8% during the nine months ended March 27, 2016, compared to the same period of the prior year, primarily due to the technology and development costs of Harry & David, which was acquired on September 30, 2014. Similarly, as a percentage of net revenues, technology and development expenses increased from 2.8% during the nine months ended March 29, 2015 to 3.1% during the nine months ended March 27, 2016 as a result of the Harry & David business which was acquired on September 30, 2014.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)

General and administrative	21,006	22,772	-7.8%	61,032	61,998	-1.6%
Percentage of net revenues	9.0%	9.8%		6.5%	6.9%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 7.8% during the three months ended March 27, 2016 compared to the same period of the prior year, primarily as a result of integration expenses related to Harry & David of $1.7 million in the prior year. Similarly, as a percentage of net revenues, general and administrative expenses decreased from 9.8% during the three months ended March 29, 2015 to 9.0% during the three months ended March 27, 2016 as a result of the aforementioned Harry & David integration expenses incurred in the prior year period.

General and administrative expense decreased 1.6% during the nine months ended March 27, 2016, compared to the same period of the prior year, as result of synergistic savings, as well as a decreases in performance based bonuses, partially offset by the incremental general and administrative expenses of Harry & David, which was acquired on September 30, 2014. Similarly, as a percentage of net revenues, general and administrative expenses decreased from 6.9% during the nine months ended March 29, 2015 to 6.5% during the nine months ended March 27, 2016 as a result of synergy savings, a decrease in performance based bonuses and integration expenses incurred in the prior year period, partially offset by the incremental general and administrative expenses of Harry & David, which was acquired on September 30, 2014.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)

Depreciation and amortization	7,546	7,825	-3.6%	24,279	21,605	12.4%
Percentage of net revenues	3.2%	3.4%		2.6%	2.4%

Depreciation and amortization expense decreased by 3.6% during the three months ended March 27, 2016, in comparison to the same period of the prior year due to dispositions of Fine Stationery in June 2015 and iFlorist in October 2015. Depreciation and amortization expense increased 12.4% during the nine months ended March 27, 2016, in comparison to the same period of the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, including the impact of the additional intangibles amortization, as well as a result of the Company’s technology improvements.

Interest Expense, net

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)

Interest expense, net	1,239	1,513	-18.1%	5,292	4,322	22.4%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility, net of income earned on the Company’s available cash balances.

Interest expense, net decreased during the three months ended March 27, 2016 in comparison to the same period of the prior year, as a result of scheduled repayments of term debt used to finance the Harry & David acquisition.

Interest expense, net increased during the nine months ended March 27, 2016 in comparison to the same period of the prior year, as a result of the additional interest expense and deferred financing costs associated with the term debt used to finance the Harry & David acquisition, entered into on September 30, 2014 and the additional interest expense on the Company’s revolver to fund the working capital requirements of Harry & David during the first quarter of the current fiscal year.

Other (income) expense, net

	Three Months Ended			Nine Months Ended
	March 27, 2016	March 29, 2015	% Change	March 27, 2016	March 29, 2015	% Change
	(dollars in thousands)

Other (income) expense, net	145	118	22.9%	(15,151)	700	(2264.4%	)

Other (income) expense, net for the three months ended March 27, 2016 consists primarily of the Company’s Non-Qualified Deferred Compensation Plan and its equity interest in Flores Online.

Other (income) expense, net for the nine months ended March 27, 2016 consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire, offset by a $2.1 million impairment of iFlorist assets held for sale and loss on sale, a $1.7 million impairment of the Flores Online investment, and a decline in the value of Non-qualified deferred compensation investments.

Income Taxes

The Company recorded income tax benefit of $5.5 million and income tax expense of $21.8 million, during the three and nine months ended March 27, 2016, respectively, compared to income tax benefit of $7.1 million and income tax expense of $16.8 million, respectively for the same periods of the prior year. The Company’s effective tax rate from operations for the three months and nine months ended March 27, 2016 was 37.6% and 31.7% respectively, compared to 39.5% and 35.8% in the same periods of the prior year. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to the domestic production deduction and various tax credits such as employment credits and research and development credits that were renewed by U.S. Congress in December 2015, as well as the impact of the Company’s reduced effective foreign tax rate in the UK resulting from the sale of iFlorist in October 2015, partially offset by state income taxes. The effective rate for fiscal 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, partially offset by tax credits. At March 27, 2016 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Cash Flows

At March 27, 2016, the Company had working capital of $63.5 million, including cash and cash equivalents of $61.7 million, compared to working capital of $31.5 million, including cash and cash equivalents of $27.9 million, at June 28, 2015. Note that the June 28, 2015 working capital balance has been restated due to the adoption of ASU No. 2015-17, which reclassified $4.9 million of current deferred tax assets within long-term deferred tax liabilities, resulting in a corresponding reduction in working capital.

Net cash provided by operating activities of $77.0 million for the nine months ended March 27, 2016, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization, stock based compensation and the impairments/sale of iFlorist and a foreign equity investment, as well as seasonal changes in working capital, including cash provided by changes in accounts payable and accrued expenses and the collection of the Fannie May fire insurance settlement, partially offset by increases in accounts receivable primarily related to Easter sales and inventory as a result of pre-positioning of inventory.

Net cash used in investing activities of $20.0 million for the nine months ended March 27, 2016, was primarily attributable to capital expenditures related to the Company's technology infrastructure, as well as improvements and equipment purchases within the Gourmet Food & Gift Baskets segment.

Net cash used in financing activities of $23.2 million for the nine months ended March 27, 2016 was primarily for term debt repayments of $11.0 million and the acquisition of $13.0 million of treasury stock. As of March 27, 2016, there were no borrowings outstanding under the Company’s revolving credit facility.

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

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2014 Credit Facility will be a sufficient source of liquidity. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company generated significant cash from operations during its second quarter, which is utilizing for operating needs during its fiscal third and fourth quarters, after which time the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2017. Borrowings under the Revolver will typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to again enable the Company to repay working capital borrowings prior to the end of its second quarter of fiscal 2017.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of March 27, 2016, $14.3 million remains authorized under the plan.

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

In November 2015 the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for the Company’s fiscal year ending July 1, 2018, and interim periods within those annual periods. The FASB decided to allow all entities to early adopt the ASU for financial statements that had not been issued. Therefore, we adopted this ASU at March 27, 2016, and have reclassified all prior periods to be consistent with the requirements outlined in the ASU. The impact of the adoption was to reclassify and net $4.9 million of current deferred tax assets within long-term deferred tax liabilities, as of June 28, 2015.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year ending June 30, 2019. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for the Company’s fiscal year ending July 1, 2018. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 million and $0.6 million during the three and nine months ended March 27, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 27, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 27, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of March 27, 2016, $14.3 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2016, which includes the period June 29, 2015 through March 27, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
	(in thousands, except average price paid per share)

06/29/15 - 07/26/15	69.8	$10.40	69.8	$26,543
07/27/15 - 08/30/15	125.0	$9.86	125.0	$25,307
08/31/15 - 09/27/15	320.6	$8.56	320.6	$22,554
09/28/15 - 10/25/15	137.4	$9.50	137.4	$21,244
10/26/15 - 11/29/15	454.5	$9.87	454.5	$16,753
11/30/15 - 12/27/15	89.6	$7.95	89.5	$16,039
12/28/15 - 01/31/16	90.0	$6.92	90.0	$15,413
02/01/16 - 02/28/16	145.0	$7.56	145.0	$14,313
02/29/16 – 03/27/16	-	-	-	$14,313

Total	1,431.9	$9.03	1,431.9

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

1-800-FLOWERS.COM, Inc.
(Registrant)

Date: May 6, 2016	/s/ James F. McCann
James F. McCann
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 6, 2016	/s/ William E. Shea
William E. Shea
Senior Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)