Form 10-K
period 2016-07-03
1 800 FLOWERS COM INC
filed 2016-09-16
CIK 1084869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2016

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3117311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 27, 2015, was approximately $234,000,000.  The registrant has no non-voting common stock.

35,028,169

(Number of shares of class A common stock outstanding as of September 8, 2016)

29,983,004

(Number of shares of class B common stock outstanding as of September 8, 2016)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

 FORM 10-K

For the fiscal year ended July 3, 2016

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gourmet food and floral gifts for all occasions. For the past 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s Celebrations® suite of services including Celebrations Passport® Free Shipping program, Celebrations Rewards® and Celebrations RemindersSM, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. In 2016, 1-800-Flowers.com was awarded a Silver Stevie “e-Commerce Customer Service” Award, recognizing the Company’s innovative use of online technologies and social media to service the needs of customers. In addition, 1-800-FLOWERS.COM, Inc. was recognized as one of Internet Retailer’s Top 300 B2B e-commerce companies and was also recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. The Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM).

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

It should be noted that due to the timing of the acquisition, the revenues and EBITDA for fiscal 2015 do not include the results of Harry & David for the fiscal first quarter of 2015, which is typically the lowest in terms of revenues, but includes significant losses due to the seasonality of its business. Refer to Non-GAAP reconciliation tables included within Item 7 of MD&A which provide comparative pro forma information.

In order to finance the acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”). See Note 9. Long-Term Debt in Item 15 for details regarding the 2014 Credit Facility.

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited, impacting revenue and earnings during fiscal 2015. Although the entire enterprise came together and was able to return to full capabilities within 5 months of the fire, the Company experienced unforeseen longer term consequences on its revenue base, especially within the brand’s e-commerce and retail channels. With the benefit of 20/20 hindsight, it appears that the negative impact on revenues from the fire continued to drag beyond the Company's initial estimates, well into fiscal 2016. While the pace of Fannie May’s recovery was below expectations throughout the year, the Company was able to offset this impact to earnings as it recovered its inventory lost to the fire through its property and business interruption policies, recognizing a gain of $19.6 million upon settlement in the first quarter of fiscal 2016.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation in fiscal 2014.

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

The Origins of 1-800-FLOWERS.COM

The Company’s operations began in 1976 when James F. McCann, the Company’s founder and current Executive Chairman of the Board, acquired a single retail florist in New York City, which he subsequently expanded to a 14-store chain. Thereafter, the Company modified its business strategy to take advantage of the rapid emergence of toll-free calling. The Company acquired the right to use the toll-free telephone number 1-800-FLOWERS, adopted it as its corporate identity and began to aggressively build a national brand around it. The Company believes it was one of the first companies to embrace this new way of conducting business.

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

As the world’s leading florist and gift shop, 1-800-FLOWERS.COM offers a broad range of truly original gifts through a multi-channel strategy, making it easy for millions of customers to deliver smiles for every occasion. Complementing its retail, telephonic and ecommerce channels, 1-800-FLOWERS.COM is a pacesetter in social and mobile platforms, pioneering award-winning marketing programs and applications. As a result, the Company has developed relationships with customers who purchase products for both a broad range of celebratory gifting occasions as well as for everyday personal use. The Company offers a broad selection of unique products that a customer could expect to find in a high-end florist and gift shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware, gourmet gift baskets, and fruit bouquet arrangements. The Company has also significantly expanded its presence in the gourmet food and gift baskets category, which the Company has identified as having significant revenue and earnings growth potential, through a combination of organic initiatives and strategic acquisitions. The addition of Harry & David in September 2014 accelerated the Company’s strategy to leverage its leadership position built in the floral gifting category to create what is fast becoming a leading position in the growing Gourmet Foods and Gift Baskets category. The Gourmet Food & Gift Baskets segment now represents 57% of the Company’s overall revenues.

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

●

Delivery Capability. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis. Key to the Company’s fulfillment capability is an innovative “hybrid” model which combines BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchised stores), with its manufacturing and distribution centers located in California, Florida, Illinois, Massachusetts, Nevada, Ohio, Tennessee and Oregon, and third-party vendors who ship directly to the Company’s customers.

●

Selection. Over the course of a year, the Company offers more than 11,000 varieties of fresh-cut flowers, floral and fruit bouquets and plants, and more than 11,200 SKUs of gifts, gourmet foods and gift baskets, cookies and chocolates.

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

As part of the Company’s continuing effort to serve the thoughtful gifting needs of its customers, and leverage its business platform, the Company continues to execute its vision to build a “Celebratory Ecosystem”, including a collection of premium gifting brands, and an increasing suite of products and services designed to help our customers deliver smiles to the important people in their lives. The Company intends to accomplish this through organic development, and where appropriate, through acquisition of complementary businesses. A summary of the Company’s more significant brands and/or businesses follows:

CONSUMER FLORAL SEGMENT
Direct-to-consumer provider of fresh flowers, plants, fruit and gift basket products, balloons, candles, keepsake gifts and plush stuffed animals.
Direct-to-consumer provider of carved fresh fruit arrangements.
Franchisor and operator of retail flower shops, acquired in August 2011.

BLOOMNET WIRESERVICE SEGMENT
Provider of products and services to the professional florist.
Wholesale merchandiser and marketer of floral industry products, acquired in July 2008.

GOURMET FOOD & GIFT BASKETS SEGMENT

Multi-channel specialty retailer and producer of premium gift quality fruit, gourmet food products and other gifts marketed under the Harry & David®, and Wolferman’s® and Moose Munch® brands, acquired in September 2014.

Manufacturer and retailer of indulgent bakery gifts, including super-thick English muffins, toppings, and desserts.
Multi-channel retailer and manufacturer of small batch gourmet buttery caramel and chocolate covered popcorn.
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

When the Company launched its integration efforts of Harry & David in January of 2015, it created a holistic approach towards examining and operating the entire enterprise. A key feature of this approach is that the Company is proactively sharing best practices across all of its operational and functional areas, creating centers of excellence focused identifying initiatives designed to enhance top and bottom-line growth opportunities.

The Company believes that these initiatives and its continued focus on the following core values will drive long-term profitable growth:

●

Know and Take Care of Our Customer - by providing the right products and the best services with consistent, excellent quality and value to help them express themselves and deliver smiles. In 2016, 1-800-Flowers.com was awarded a Silver Stevie “e-Commerce Customer Service” Award, recognizing the company’s innovative use of online technologies and social media to service the needs of customers.

●

Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2015, the Company completed the purchase of Harry & David and in order to finance the acquisition entered into a credit agreement consisting of a term-loan and a new revolving credit facility, assuring capital availability and future flexibility. During fiscal 2016, the Company continued to pay off its long-term loan thereby strengthening the balance sheet.

●

Continue to Innovate and Invest for the Future - by investing in technology and new growth opportunities. 1-800-FLOWERS.COM, Inc. was recognized as one of Internet Retailer’s Top 300 B2B e-commerce companies and was also recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. The Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM). The Company also continues to be a “first mover” in adopting new technologies such as:

o	the launch of the first commerce “bot” on Facebook’s Messenger platform;
o	being one of the first external commerce brands on the Amazon Alexa voice-enabled platform;
o	the beta launch of “Gwyn” – the Company’s own Artificial Intelligence based gift concierge service, partnering with IBM’s Watson platform;
o	being among the first ecommerce partners to offer Apple Pay on desktop and mobile platforms.

Business Segments

The Company operates in the following three business segments: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service. The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, FruitBouquets.com and Flowerama, while the Gourmet Food and Gift Baskets segment includes the operations of Harry & David (which includes Wolferman’s®, Moose Munch and Stockyards.com), Fannie May Confections Brands (which includes Harry London), Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, DesignPac and 1-800-Baskets. The BloomNet Wire Service segment includes the operations of BloomNet and Napco.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation in fiscal 2014. For further details please see Note 16 under Item 15 of this Annual Report on Form 10-K.

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

During fiscal 2016, 2015, and 2014 approximately 1%, 2%, and 2% respectively, of consolidated net revenue came from international sources.

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

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, by continuing to provide product-related content and interactive features which will enable the Company to reach its customers during non-holiday periods, thereby increasing everyday purchases for birthdays, anniversaries, weddings, and sympathy. Examples of these efforts include the Company’s active social media presence, and use of new and innovative platforms to reach customers, whether it be GWYN's gift concierge functionality, which enables consumers to receive personalized gift suggestions, or Facebook’s Messenger, or Amazon’s Alexa voice-enabled platform. In addition, through customer panel research, the Company has a number of signature products designed to increase everyday purchases, including the “a DOG-able™” collection, a variety of dog-shaped floral arrangements, Cookie Flower arrangements, Cookie Cards, Fruit Bouquets, and with the recent acquisition of Harry & David, it’s signature Comice pears and MooseMunch popcorn, all of which build upon the Company’s efforts to offer unique products, a strategy which stems back to the Company’s earliest signature collections such as the still popular “Birthday Cake” and “Happy Hour” collections.

In order to attract new customers and to increase purchase frequency and average order value of existing customers, the Company markets and promotes its brands and products as follows:

Strategic Online Relationships. The Company promotes its products through strategic relationships with leading Internet portals, search engines, and mobile and online social networks.

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

The Company’s Websites

The Company offers floral, fruit, plant, gift baskets, gourmet foods, chocolate and candies, plush and specialty gift products through its multi-branded 1-800-FLOWERS.COM (www.1800flowers.com) website. The Company’s customers can access all of its family of brands through “tabs” on this URL, with full multi-brand functionality. Customers can come to the Company’s websites directly or be linked by one of the Company’s portal providers, search engine, affiliate or social media relationships. The Company also offers premium chocolates and confections from Fannie May Fine Chocolates (www.fanniemay.com and www.harrylondon.com), premium popcorn and specialty food products through The Popcorn Factory (www.thepopcornfactory.com), exceptional baked cookies and baked gifts from Cheryl’s (www.cheryls.com), gift-quality fruit from Harry & David (harryanddavid.com), which can be accessed directly, or through the Company’s multi-branded website. A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s Universal Resource Locators (“URL’s”).

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

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members and third party gift vendors, the Company developed BloomLink®, a proprietary and secure internet-based communications system which is available to all BloomNet members and third-party gift vendors. The Company also has the ability to arrange for international delivery of floral products through third-party relationships.

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

As of July 3, 2016, the Company operates one floral retail store in New York, and 8 floral retail stores in the mid-west. In addition, the Company has 175 floral franchised stores, located within the United States.

Gourmet Foods and Gift Baskets. In order to achieve improved margins, better control quality and to offer premium branded signature products in the Gourmet Food and Gift Baskets product category, the Company has acquired several gourmet food retailers with manufacturing operations, as well as one vertically integrated retailer (Harry & David). The Company’s premium chocolates are manufactured and distributed from its 225,000 square feet production facility in North Canton, Ohio and from its 276,000 square feet distribution facility in Maple Heights, Ohio. The Company’s cookie and baked gifts are fulfilled from its 88,000 square foot baking facility in Westerville, Ohio, and from its 176,000 square foot freezer and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company’s 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Harry & David products are grown, manufactured and distributed primarily from its 1,103,000 square foot facilities in Medford, Oregon, supplemented by a 331,000 square foot distribution center in Hebron, Ohio. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, through its 250,000 square foot distribution center located in Melrose Park, Illinois. As of July 3, 2016, the Company operates 80 Fannie May/Harry London, 9 Cheryl’s and 44 Harry & David retail stores. In June 2014, the Company terminated its Fannie May franchise agreement with GB Chocolates and acquired 16 stores GB had been operating under the agreement. As of July 3, 2016, the Company did not operate any franchises under the Fannie May brand.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. The Easter Holiday, which was on April 5th in fiscal 2015, fell on March 27, 2016 in fiscal 2016. As a result, during fiscal 2016, all revenue and EBITDA associated with the Easter Holiday was within the Company’s fiscal third quarter. Easter falls on April 16th in 2017, which will result in the shift of some revenue and EBITDA back to the Company’s fourth quarter in fiscal 2017.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFoods.com”, “The Popcorn Factory”, “Cheryl’s”, “Mrs. Beasley’s”, “Celebrations”, “Flowerama”, “DesignPac”, “Napco”, “Fannie May”, “Harry London”, “Harry & David”, “Wolferman’s", “MooseMunch” and “Cushman’s”. The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfoods.com, www.stockyards.com, www.cheryls.com, www.fanniemay.com, www.harrylondon.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com and www.wolfermans.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of July 3, 2016, the Company had a total of 4,490 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The financial and credit markets and consumer sentiment have and will experience significant volatility, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. In recent past, financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. We are currently operating in challenging macroeconomic conditions, which may continue during fiscal 2017.

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

A failure to establish and maintain strategic online and social media relationships that generate a significant amount of traffic could limit the growth of the Company’s business. Although the Company expects a significant portion of its online customers will continue to come directly to its website, it will also rely on third party websites, search engines and affiliates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company’s online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

Computer system disruption and cyber security threats could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business. We rely extensively on our computer systems for the successful operation of our business, including corporate email communications to and from employees, customers and retail operations, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Our systems are subject to damage or interruption from computer viruses, malicious attacks and other security breaches. The possibility of a cyber-attack on any one or all of these systems is always a serious threat and consumer awareness and sensitivity to privacy breaches and cyber security threats is at an all-time high.

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

If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to conduct our operations. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.

A privacy or data security breach could expose us to costly government enforcement actions and private litigation and adversely affect our business. An important component of our business involves the receipt and storage of information about our customers. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff.

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

If the Company’s telecommunications providers do not adequately maintain the Company’s service, the Company may experience system failures and its revenues may decrease. The Company is dependent on telecommunication providers to provide telephone services to its customer service centers and connectivity with its data centers. Although the Company maintains redundant telecommunications systems, if these providers experience system failures or fail to adequately maintain the Company’s systems, the Company may experience interruptions and will be unable to generate revenue. The Company depends upon these third-party relationships because it does not have the resources to maintain its service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company’s operations or require it to incur significant unanticipated costs.

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

If the Company is unable to hire and retain key personnel, its business may suffer. The Company’s success is dependent on its ability to hire, retain and motivate highly qualified personnel. In particular, the Company’s success depends on the continued efforts of its Chief Executive Officer, Christopher G. McCann, as well as its senior management team which help manage its business. The loss of the services of any of the Company’s executive management or key personnel or its inability to attract qualified additional personnel could cause its business to suffer and force it to expend time and resources in locating and training additional personnel.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 3, 2016 that remain unresolved.

Item 2.     PROPERTIES

The table below lists the Company’s properties at July 3, 2016:

Location	Type	Principal Use	Square Footage	Ownership
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
McCook, IL	Warehouse	Distribution - Holiday storage	200,000	leased
Carle Place, NY	Office	Headquarters	80,500	leased
Boston, MA	Fulfillment Center	Distribution	13,000	leased
Fort Lauderdale, FL	Fulfillment Center	Distribution	10,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
New York, NY	Office	Administrative	3,700	leased
Bethpage, NY	Warehouse	Storage	500	leased
Miami, FL	Office	Administrative	900	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Obetz, OH	Warehouse	Distribution	176,000	leased
Obetz, OH	Warehouse	Storage - Holiday	66,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	86,000	owned
Maple Heights, OH	Warehouse	Distribution	276,000	leased
Western Avenue, IL	Warehouse	Distribution	40,000	leased
North Lake, IL	Warehouse	Distribution	78,000	leased
North Canton, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	225,000	leased
Cedar Falls, IA	Office	Administrative	3,300	leased
Central Point, OR	Warehouse	Storage	17,000	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1684 (acres)	owned
Jackson County, OR	Land	Fallow land	1677 (acres)	owned
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,103,000	owned
Medford, OR	Warehouse	Storage	375,800	leased
Atlanta, GA	Showroom	Showroom	7,800	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased

In addition to the above properties, the Company leases approximately 313,000 square feet for owned or franchised retail stores with lease terms typically ranging from 2 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

Item 3.     LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business:

Edible Arrangements:

On November 20, 2014, a complaint was filed in the United States District Court for the District of Connecticut by Edible Arrangements LLC and Edible Arrangements International, LLC, alleging that the Company’s use of the terms “Fruit Bouquets,” “Edible,” “Bouquet,” “Edible Fruit Arrangements,” Edible Arrangements,” and “DoFruit” and its use of a six petal pineapple slice design in connection with marketing and selling edible fruit arrangements constitutes trademark infringement, false designation of origin, dilution, and contributory infringement under the federal Lanham Act, 29 USC § 1114 and 1125(a), common law unfair competition, and a violation of the Connecticut Unfair Trade Practices Act, Connecticut General Statutes § 42-110b (a). The Complaint alleged Edible Arrangements has been damaged in the amount of $97.4 million. The Complaint requested a declaratory judgment in favor of Edible Arrangements, an injunction against the Company’s use of the terms and design, an accounting and payment of the Company’s profits from its sale of edible fruit arrangements, a trebling of the Company’s profits from such sales or of any damages sustained by Edible Arrangements, punitive damages, and attorneys’ fees. On November 24, 2014, the Complaint was amended to add a breach of contract claim for use of these terms and the design, based on a contract that had been entered by one of the Company’s subsidiaries prior to its acquisition by the Company. On January 29, 2015, the Plaintiffs amended the Complaint to add one of the Company’s subsidiaries and to claim its damages were $101.4 million.

The Company filed an Answer and a Counterclaim on February 27, 2015. The Answer asserted substantial defenses, including fair use by the Company of generic and descriptive terms, as expressly permitted under the Lanham Act, invalidity of Edible Arrangements’ trademark registrations on grounds of fraud and trademark misuse, lack of exclusive rights on the part of Edible Arrangements, functionality of the claimed design mark, acquiescence, estoppel, and Edible Arrangements’ use of the claimed trademarks in violation of the antitrust laws. The Counterclaim sought a declaratory judgment of lack of infringement and invalidity of claimed marks, cancellation of Edible Arrangements’ registrations due to its fraud and misuse, genericism, and lack of secondary meaning as to any terms deemed descriptive, and damages in an amount to be determined for violation of the antitrust provisions of the federal Sherman Act and the Connecticut Unfair Trade Practices Act.

Following extensive discovery, the parties engaged in mediation and reached an agreement in principle to resolve all claims on June 30, 2016. The parties entered a Confidential Settlement Agreement on July 22, 2016, pursuant to which, among other things, the Company paid $1.5 million to Edible Arrangements and the Company agreed not to use “Edible”, “Edible Arrangements” or “Do Fruit’ in its marketing, except that the Company may refer to “Edible Arrangements” to comment on or compare the Company’s products to those of “Edible Arrangements”. The Company maintains its rights to market its products as “Fruit Bouquets” and “Bouquets,” and to the continued use of its branding of “Fruit Bouquets.com” and Fruit Bouquets by 1800Flowers.com. In addition, all claims and counterclaims in the case were dismissed with prejudice. The Company recorded the settlement paid to Edible Arrangements in the “General and administrative expense” line item in the consolidated statements of income for the year ended July 3, 2016.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were serving as executive officers of the Company and certain of its subsidiaries on September 16, 2016:

Name	Age	Position with the Company

James F. McCann	65	Executive Chairman of the Board

Christopher G. McCann	55	Chief Executive Officer, Director and President

Arnie Leap	48	Senior Vice President and Chief Information Officer

Gerard M. Gallagher	63	Senior Vice President, General Counsel and Corporate Secretary

Mark L. Nance	66	President, BloomNet

William E. Shea	57	Senior Vice President, Treasurer and Chief Financial Officer

David Taiclet	53	President, Gourmet Foods and Gift Baskets

Thomas Hartnett	53	President, Consumer Floral

James F. McCann has served as the Company's Chairman of the Board since inception and was the Chief Executive Officer from inception until June 2016. Mr. McCann has been in the floral industry since 1976 when he began a retail chain of flower shops in the New York metropolitan area. Mr. McCann is chairman of the board of directors of Willis Holdings Group and is a director on the board of directors for International Game Technology PLC and The Scotts Miracle-Gro Company. James F. McCann is the brother of Christopher G. McCann, a Director, President and the Chief Executive Officer of the Company. Effective June 30, 2016, Mr. J. McCann transitioned to Executive Chairman and will continue to be involved with the Company, overseeing its management talent evaluation and development, M&A and business development and long-term strategic planning.

Christopher G. McCann has added the title of the Company’s Chief Executive Officer as of June 2016. Mr. McCann has been the Company's President since September 2000 and prior to that had served as the Company's Senior Vice President. Mr. McCann has been a Director of the Company since inception. Mr. McCann is a member of the Board of Trustees of Marist College. Christopher G. McCann is the brother of James F. McCann, the Company's Executive Chairman of the Board.

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

David Taiclet has been the Company’s President of Gourmet Foods and Gift Baskets since June 2009. Mr. Taiclet served as Chief Executive Officer of the Fannie May Confections Brands from April 2006 to June 2009. Prior thereto and commencing in January 1995, Mr. Taiclet was a Co-Founder of a business that ultimately became known as Fannie May Confections Brands, Inc. (formerly Alpine Confections, Inc.), a multi-branded and multi-channel retailer, manufacturer, and distributor of confectionery and specialty food products. From May 1991 to January 1995, Mr. Taiclet served in a variety of management positions with Cargill, Inc., including the Strategy and Business Development Group. Cargill, Inc. is an international marketer, processor and distributor of food, financial and industrial products. Mr. Taiclet also served four years of active duty in the U.S. Army, attaining the rank of Captain.

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

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended July 3, 2016 and June 28, 2015.

	High	Low
Year ended July 3, 2016
June 29, 2015 – September 27, 2015	$10.90	$7.92
September 28, 2015 – December 27, 2015	$10.88	$6.80
December 28, 2015 – March 27, 2016	$8.42	$6.11
March 28, 2015 – July 3, 2016	$8.38	$6.74

Year ended June 28, 2015
June 30, 2014 – September 28, 2014	$7.49	$4.96
September 29, 2014 – December 28, 2014	$9.31	$7.12
December 29, 2014 – March 29, 2015	$13.46	$7.05
March 30, 2015 – June 28, 2015	$13.19	$9.36

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2016, 4,047,040 shares of Class B common stock were converted into shares of Class A common stock.

Holders

As of September 1, 2016, there were approximately 255 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 1, 2016, there were approximately 8 stockholders of record of the Company’s Class B common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock.  Although the Company has no current intent to do so, the Company may choose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. The Company repurchased a total of $15.2 million (1,714,550 shares), $8.4 million (1,056,038 shares) and $8.3 million (1,561,206 shares) during the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively, under this program. As of July 3, 2016, $12.0 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended July 3, 2016, which includes the period June 29, 2015 through July 3, 2016:

Period			Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
(in thousands, except average price paid per share)
						$27,273
06/29/15	-	07/26/15	69.8	$10.40	69.8	$26,543
07/27/15	-	08/30/15	125.0	$9.86	125.0	$25,307
08/31/15	-	09/27/15	320.6	$8.56	320.6	$22,554
09/28/15	-	10/25/15	137.4	$9.50	137.4	$21,244
10/26/15	-	11/29/15	454.5	$9.87	454.5	$16,753
11/30/15	-	12/27/15	89.6	$7.95	89.5	$16,039
12/28/15	-	01/31/16	90.0	$6.92	90.0	$15,413
02/01/16	-	02/28/16	145.0	$7.56	145.0	$14,313
02/29/16	-	03/27/16	-	-	-	$14,313
03/28/16	–	04/24/16	47.7	$7.63	47.7	$13,947
04/25/16	–	05/22/16	89.9	$7.65	89.9	$13,256
05/23/16	–	07/03/16	145.0	$8.30	145.0	$12,048
Total			1,714.6	$8.85	1,714.6

(1) Average price per share excludes commissions and other transaction fees.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 3, 2016, June 28, 2015 and June 29, 2014 and the consolidated balance sheet data as of July 3, 2016 and June 28, 2015, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 30, 2013 and July 1, 2012, and the selected consolidated balance sheet data as of June 29, 2014, June 30, 2013 and July 1, 2012, are derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of income and balance sheet data. The Company acquired Harry & David in September 2014, 16 franchised stores from GB Chocolates in June 2014, iFlorist in December 2013 (subsequently disposed in October 2015), Pingg Corp. in May 2013 (subsequently disposed of in June 2015), Flowerama in August 2011, and Fine Stationery, Inc. in May 2011 (subsequently disposed of in June 2015). The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. On September 6, 2011, the Company completed the sale of certain assets of its wine fulfillment services business operated by its Winetasting Network subsidiary. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. As a result, the Company has classified the results of its wine fulfillment services business as a discontinued operation for fiscal 2012, and the results of the e-commerce and procurement businesses as discontinued operations for fiscal 2014, 2013 and 2012. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	July 3, 2016	June 28, 2015	June 29, 2014	June 30, 2013	July 1, 2012
	(in thousands, except per share data)
Consolidated Statement of Income Data:

Net revenues	$1,173,024	$1,121,506	$756,345	$735,497	$707,517
Cost of revenues	655,566	634,311	440,672	430,305	414,940
Gross profit	517,458	487,195	315,673	305,192	292,577
Operating expenses:
Marketing and sales	318,175	299,801	194,847	186,720	181,199
Technology and development	39,234	34,745	22,518	21,700	20,426
General and administrative	84,383	85,908	54,754	52,188	51,474
Depreciation and amortization	32,384	29,124	19,848	18,798	19,540
Total operating expenses	474,176	449,578	291,967	279,406	272,639
Gain on sale of stores	-	-	-	-	3,789
Operating income	43,282	37,617	23,706	25,786	23,727
Interest expense, net	6,674	5,753	1,305	1,713	2,675
Other (income) expense, net	(14,839)	1,550	52	(722)	(40)
Income from continuing operations before income taxes	51,447	30,314	22,349	24,795	21,092
Income tax expense from continuing operations	15,579	10,930	8,403	9,073	7,771
Income from continuing operations	35,868	19,384	13,946	15,722	13,321
Income (loss) from discontinued operations, net of tax	-	-	729	(3,401)	4,325
Net income	35,868	19,384	14,675	12,321	17,646
Less: Net loss attributable to noncontrolling interest	(1,007)	(903)	(697)	-	-
Net income attributable to 1-800-FLOWERS.COM, Inc.	$36,875	$20,287	$15,372	$12,321	$17,646

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.57	$0.31	$0.23	$0.24	$0.21
From discontinued operations	-	$0.00	$0.01	(0.05)	0.07
Basic net income per common share	$0.57	$0.31	$0.24	$0.19	$0.27

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.55	$0.30	$0.22	$0.24	$0.20
From discontinued operations	-	$0.00	$0.01	(0.05)	0.07
Diluted net income per common share	$0.55	$0.30	$0.23	$0.19	$0.27

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,896	64,976	64,035	64,369	64,697
Diluted	67,083	67,602	66,460	66,792	66,239

	As of
	July 3, 2016	June 28, 2015	June 29, 2014	June 30, 2013	July 1, 2012
			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,826	$27,940	$5,203	$154	$28,854
Working capital	45,798	36,361	17,511	16,886	29,721
Total assets	506,514	501,946	267,569	250,073	262,213
Long-term liabilities	143,067	168,083	7,144	5,039	17,080
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	242,586	208,449	183,228	169,271	161,748

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

Business overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gourmet food and floral gifts for all occasions. For the past 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The company’s Celebrations® suite of services including Celebrations Passport® Free Shipping program, Celebrations Rewards® and Celebrations RemindersSM, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. In 2016, 1-800-Flowers.com was awarded a Silver Stevie “e-Commerce Customer Service” Award, recognizing the company’s innovative use of online technologies and social media to service the needs of customers. In addition, 1-800-FLOWERS.COM, Inc. was recognized as one of Internet Retailer’s Top 300 B2B e-commerce companies and was also recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. The Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-FLOWERS.COM was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM).

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

During fiscal 2016, the Company was able to achieve a number of operational and financial milestones:

●	Integration of Harry & David - During fiscal 2016, the Company made significant progress towards achieving its primary goal of integrating Harry & David, whose iconic brands have helped transform the Company into a source for premier gifting, executing upon identified initiatives that have been estimated to achieve over $20.0 million of annual synergy savings within three years of the acquisition.
●

Multi-Brand Customer Initiatives - The Company continued to expand its multi-brand customer initiatives, a key ingredient in our strategy to enhance customer engagement and long-term growth, by completing the migration of all of the Company’s brands onto the multi-brand website. This will provide the ability to enhance the customer experience by providing for cross-brand marketing and merchandising programs and ease of access to the Company’s Celebrations suite of services, including Celebrations Passport free shipping, Rewards and Reminders membership programs.

●

Strengthening balance sheet and investment in business platforms - Throughout fiscal 2016, the Company continued its responsible stewardship of shareholders’ capital, further strengthening its balance sheet by reducing long-term debt while continuing to invest in business platforms, category-leading mobile and social efforts, and the Company’s innovate focus as a “first mover” in the fast evolving areas of artificial intelligence and conversational commerce.

However, there were also a number of significant headwinds that the Company had to address during fiscal 2016. While working to integrate Harry & David and achieve synergy savings, the Company was still dealing with both the operational and financial ramifications of its Fannie May warehouse fire. Although the entire enterprise came together and was able to return to full capabilities within 5 months of the fire, the Company experienced unforeseen longer term consequences on its revenue base, especially within the brand’s e-commerce and retail channels. With the benefit of 20/20 hindsight, it appears that the negative impact on revenues from the fire continued to drag beyond the Company's initial estimates, well into fiscal 2016. While the pace of Fannie May’s recovery was below expectations throughout the year, the Company was able to offset this impact to earnings as it recovered its inventory lost to the fire through its property and business interruption policies, recognizing a gain of $19.6 million upon settlement in the first quarter of fiscal 2016. In addition to the lingering effects of the fire, the Company effectively steered its way through the challenging date placement of Valentine’s Day, which moved from Saturday in fiscal 2015, already a difficult date placement, to Sunday in fiscal 2016, recognized in the e-commerce floral industry as the worst date placement within the week. This shift presented not only logistical challenges related to Sunday deliveries, but also reduced overall demand as customers may forgo flowers in favor of other options such as dining out or going to the movies. Fiscal 2016 was also negatively impacted by a year-over-year reduction in store count, as well as significant increases in labor costs associated with the tightening employment market for seasonal workers and mandated minimum wage increases.

Recognizing the need to balance the Company’s short and long-term operating and financial objectives, a key tenet of the Company’s fiscal 2017 strategy, now that Harry & David has been substantially integrated, is to continue to focus on execution of its identified cost synergy savings opportunities, which are expected to generate annual savings in excess of $20.0 million by fiscal 2018, while now pursuing revenue generating synergies such as cross-brand marketing, mining of customer databases through our expanded suite of CRM tools and in business gift services and wholesale channels. Tempered by the continuing challenging economic climate, the Company expects consolidated revenue growth in the range of 4-to-5% during fiscal 2017. In terms of bottom-line results, the Company expects EBITDA growth in a range of 8-10%, and EPS growth in a range of 5-10%, compared with Adjusted EBITDA of $85.8 million and Adjusted EPS of $0.43 reported for fiscal 2016 (Fiscal 2016 Adjusted EBITDA and Adjusted EPS exclude the impact of certain one-time costs – see Category Information below for details of the adjustments).

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA. As noted previously, the Company’s e-commerce and procurement businesses of its Winetasting Network subsidiary, which had previously been included within its Gourmet Foods & Gift Baskets category, have been classified as discontinued operations and therefore excluded from category information below for fiscal 2014. (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A.)

	Years Ended
	Reported July 3, 2016	Harry & David Integration Costs	Litigation Settlement	Severance Costs	Adjusted July 3, 2016	Reported June 28, 2015	Impact of Warehouse Fire	Purchase Accounting Adjustment to Deferred Revenue	Purchase Accounting Adjustment for Inventory Fair Value Step-Up	Harry & David Acquisition Costs	Harry & David Integration Costs	Harry & David Severance Costs	Annualization of Acquisition of Harry & David	Adjusted June 28, 2015	Reported June 29, 2014
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$418,492	$-	$-	$-	$418,492	$422,199	$-	$-	$-	$-	$-	$-	$-	$422,199	$421,336
BloomNet Wire Service	85,483				85,483	85,968	350	-	-	-	-	-	-	86,318	84,199
Gourmet Food & Gift Baskets	670,453				670,453	613,953	16,934	1,621	-	-	-	-	29,393	661,901	251,990
Corporate	1,066				1,066	1,020	-	-	-	-	-	-	-	1,020	797
Intercompany eliminations	(2,470)				(2,470)	(1,634)	-	-	-	-	-	-	-	(1,634)	(1,977)
Total net revenues	$1,173,024	$-	$-	$-	$1,173,024	$1,121,506	$17,284	$1,621	$-	$-	$-	$-	$29,393	$1,169,804	$756,345

Gross profit:
1-800-Flowers.com Consumer Floral	$170,536	$-	$-	$-	$170,536	$165,677	$-	$-	$-	$-	$-	$-	$-	$165,677	$164,792
	40.8%				40.8%	39.2%	-	-	-	-	-	-	-	39.2%	39.1%

BloomNet Wire Service	48,169				48,169	47,924	70	-	-	-	-	-	-	47,994	44,900
	56.3%				56.3%	55.7%	-	-	-	-	-	-	-	55.6%	53.3%

Gourmet Food & Gift Baskets	297,782				297,782	272,690	6,745	1,621	4,760	-	-	-	12,701	298,517	105,092
	44.4%				44.4%	44.4%	-	-	-	-	-	-	-	45.1%	41.7%

Corporate (a)	971				971	904	-	-	-	-	-	-	-	904	889
	91.1%				91.1%	88.6%	-	-	-	-	-	-	-	88.6%	111.5%

Total gross profit	$517,458	$-	$-	$-	$517,458	$487,195	$6,815	$1,621	$4,760	$-	$-	$-	$12,701	$513,092	$315,673
	44.1%	-	-	-	44.1%	43.4%	39.4%	-	-	-			-	43.9%	41.7%

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$50,773	$-	$-	$-	$50,773	$43,529	$-	$-	$-	$-	$-	$-	$-	$43,529	$40,252
BloomNet Wire Service	30,629				30,629	29,398	70	-	-	-	-	-	-	29,468	26,715
Gourmet Food & Gift Baskets	79,398				79,398	74,889	6,486	1,621	4,760	1,238	-	1,989	(7,441)	83,542	27,122
Category Contribution Margin Subtotal	160,800	-	-	-	160,800	147,816	6,556	1,621	4,760	1,238	-	1,989	(7,441)	156,539	94,089
Corporate (a)	(85,134)	828	1,500	1,437	(81,369)	(81,075)	-	-	-	2,910	3,039	468	(7,397)	(82,055)	(50,535)
EBITDA	75,666	828	1,500	1,437	79,431	66,741	6,556	1,621	4,760	4,148	3,039	2,457	(14,838)	74,484	43,554

Add: Stock-based compensation	6,343				6,343	5,962	-	-	-	-			-	5,962	4,664
EBITDA, excluding stock-based compensation	$82,009	$828	$1,500	$1,437	$85,774	$72,703	$6,556	$1,621	$4,760	$4,148	$3,039	$2,457	$(14,838)	$80,446	$48,218

Reconciliation of GAAP net income to Adjusted income attributable to 1-800-FLOWERS.COM, Inc.:	Years Ended
	July 3, 2016	June 28, 2015	June 29, 2014
	(in thousands, except per share data)
GAAP net income	$35,868	$19,384	$13,946
Less: Net loss attributable to noncontrolling interest	(1,007)	(903)	(697)
Income attributable to 1-800-FLOWERS.COM, Inc.	36,875	20,287	14,643
Adjustments to reconcile income attributable to 1-800-FLOWERS.COM, Inc. to Adjusted income attributable to 1-800-FLOWERS.COM, Inc.
Add back: Annualization of net loss attributable to Harry & David		(18,812)
Add back: Loss on sale/impairment of iFlorist	2,121
Add back: Impairment of foreign equity investment	1,728
Add back: Litigation costs	1,500
Add back: Harry & David integration costs	828	3,039
Add back: Harry & David acquisition costs		4,148
Add back: Severance costs	1,437	2,457
Add back: Harry & David Purchase accounting adjustment to deferred revenue		1,621
Add: Purchase accounting adjustment for inventory fair value step-up		4,760
Add back: Impact of warehouse fire		6,556
Deduct: Gain from insurance recovery on warehouse fire	(19,611)
Income tax effect of adjustments	3,633	(1,369)
Adjusted income attributable to 1-800-FLOWERS.COM, Inc.	$28,511	$22,687	$14,643

GAAP income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.57	$0.31	$0.23
Diluted	$0.55	$0.30	$0.22

Adjusted income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.44	$0.35	$0.23
Diluted	$0.43	$0.34	$0.22

Weighted average shares used in the calculation of GAAP income and Adjusted income per common share attributable to 1-800-FLOWERS.COM, Inc
Basic	64,896	64,976	64,035
Diluted	67,083	67,602	66,460

	Years Ended
Discontinued operations:	July 3, 2016	June 28, 2015	June 29, 2014

Net revenues from discontinued operations	$-	$-	$1,669
Gross profit from discontinued operations	$-	$-	$429
EBITDA from discontinued operations	$-	$-	$(868)

	Years Ended
Reconciliation of GAAP net income attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA, excluding stock-based compensation(b):	July 3, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Income attributable to 1-800-FLOWERS.COM, Inc.	$36,875	$20,287	14,643
Add:
Interest expense and other, net	7,597	7,303	1,357
Depreciation and amortization	32,384	29,124	19,848
Income tax expense	15,579	10,930	8,403
Loss on sale/impairment of iFlorist	2,121
Impairment of foreign equity investment	1,728
Less:
Net loss attributable to noncontrolling interest	1,007	903	697
Income tax benefit
Gain from insurance recovery on warehouse fire	19,611
EBITDA	75,666	66,741	43,554
Add: Impact of warehouse fire		6,556
Add: Purchase accounting adjustment to deferred revenue		1,621
Add: Purchase accounting adjustment for inventory fair value step-up		4,760
Add: Litigation settlement	1,500
Add: Acquisition costs		4,148
Add: Integration costs	828	3,039
Add: Severance costs	1,437	2,457
Add: Harry & David Q1 2015 EBITDA loss ( pre-acquisition: 3 months ended 9/28/14)		(14,838)
Adjusted EBITDA	79,431	74,484	43,554
Add: Stock-based compensation	6,343	5,962	4,664
Adjusted EBITDA, excluding stock-based compensation	$85,774	$80,446	48,218

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

Results of Operations

 The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2016, which ended on July 3, 2016, consisted of 53 weeks, while fiscal years 2015 and 2014, which ended on June 28, 2015 and June 29, 2014, respectively, consisted of 52 weeks.

Net Revenues

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)
Net revenues:
E-Commerce	$882,782	3.9%	$849,853	54.8%	$548,976
Other	290,242	6.8%	271,653	31.0%	207,369
	$1,173,024	4.6%	$1,121,506	48.3%	$756,345

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the year ended July 3, 2016, net revenues increased 4.6% in comparison to the prior year, as a result of growth within the Gourmet Food and Gift Baskets segment due to the incremental revenue generated by Harry & David, which was acquired on September 30, 2014 (pre-acquisition revenues generated by Harry & David during the quarter ended September 28, 2014 was $29.4mm), the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire (estimated to be $17.3mm), organic growth of 1-800-Flowers.com, Cheryl’s and 1-800-Baskets wholesale gift business, and the impact of the 53rd week in fiscal 2016, partially offset by the impact of the Sunday date placement of Valentine’s Day, and the dispositions of the iFlorist and Fine Stationery businesses in October 2015 and June 2015, respectively (which generated a combined $12.1 million of incremental revenues in the prior year), slower recovery by the Fannie May brand after the fire, and a year-over-year reduction in the Harry & David store count. Adjusted for the impact of the timing of the Harry & David acquisition and purchase accounting adjustments in fiscal 2015, and the estimated revenue lost as a result of the fire in 2015, pro forma net revenues increased 2.8% compared to the prior year.

During the year ended June 28, 2015, net revenues increased 48.3% in comparison to the prior year primarily as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, as well as growth across all three of the Company’s business segments. After adjusting for lost revenue associated with the Thanksgiving Day fire at the Company’s Fannie May warehouse and distribution center, estimated to be $17.3 million during the year ended June 28, 2015, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue of $1.6 million during the year ended June 28, 2015, pro forma revenue increased by 50.8% during the year ended June 28, 2015. Excluding the impact of acquisitions, organic revenue, adjusted for the estimated lost revenue from the Fannie May warehouse fire, increased 2.8% during the year ended June 28, 2015, despite the loss of revenue from the shift in the Valentine’s Day Holiday to a Saturday in fiscal 2015.

E-commerce revenues (combined online and telephonic sales channels) increased 3.9%, during the year ended July 3, 2016 compared to the prior year, due to growth within the Gourmet Food and Gift Baskets segment, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, organic growth within the 1-800-Flowers.com Cheryl’s brands, and the impact of the 53rd week, and partially offset by the impact of the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively, and the anticipated decline in revenues due to the Sunday date placement of Valentine’s Day. The Company fulfilled approximately 12.2 million e-commerce orders, with an average order value of $72.64, representing increases of 1.4% and 2.4%, respectively, compared to fiscal 2015.

E-commerce revenues increased by 54.8% during the year ended June 28, 2015, primarily as a result of the incremental e-commerce revenue generated by the recent acquisition of Harry & David, as well as organic growth from the Company’s Gourmet Food and Gift Baskets segment, offset by the estimated loss of revenues from the warehouse fire. E-commerce revenues from the Consumer Floral segment were flat in comparison to fiscal 2014 as growth during the balance of the year was offset by a decline in Valentine’s Day revenue resulting from the shift in the date placement of holiday from Friday in fiscal 2014 to Saturday in fiscal 2015. Reflecting the incremental sales from Harry & David, during fiscal 2015, the Company fulfilled approximately 12.0 million e-commerce orders, with an average order value of $70.87, representing increases of 31.5% and 17.9%, respectively, compared to fiscal 2014.

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail sales channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments, increased by 6.8% and 31.0% during fiscal 2016 and fiscal 2015, respectively. The increase in fiscal 2016 was due to growth within the Gourmet Food and Gift Baskets segment, resulting from the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, organic growth of Cheryl’s and 1-800-Baskets wholesale gift business, and the impact on prior year revenues of the Thanksgiving 2014 Fannie May warehouse fire, partially offset by the Sunday date placement of Valentine’s Day and a year-over-year reduction in the Harry & David store count. The increase in fiscal 2015 was primarily due to the addition of Harry & David’s retail and wholesale operations, and to a lesser extent, growth within BloomNet, partially offset by the sales lost as a result of the Thanksgiving Day warehouse fire.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and royalties from its franchise operations, as well as iFlorist, a UK based e-commerce retailer of floral products (through the date of its disposition in October 2015), and Fine Stationery, an e-commerce retailer of stationery products (through the date of its disposition in June 2015). Net revenues during the fiscal year ended July 3, 2016 decreased 0.9% as a result of lower order volume resulting from the Sunday date placement of Valentine’s Day, and the dispositions of iFlorist and Fine Stationery, partially offset by organic growth by the 1-800-Flowers.com brand and the impact of the 53rd week. Adjusted for the sale of iFlorist and Fine Stationery, net revenues in this segment grew 2.0% in fiscal 2016 compared to the prior year. Net revenues during the fiscal year ended June 28, 2015 increased 0.2% primarily due to the incremental volume provided by iFlorist, which was acquired in December 2013, offset by lower order volume resulting from the Saturday placement of Valentine’s Day. Excluding the impact of the acquisition of iFlorist, revenue of the 1-800-Flowers.com Consumer Floral segment decreased by 0.2% in comparison to fiscal 2014.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the fiscal year ended July 3, 2016 decreased 0.6% due to lower transaction and ancillary fee revenues as a result of unfavorable shop to shop order volume sent through the network due in part to the Sunday date placement of Valentine’s Day, partially offset by increased revenue as a result of BloomNet initiatives including the annualization of a florist transaction program implemented in the 3rd quarter of fiscal 2015. Net revenues during the fiscal year ended June 28, 2015 increased 2.1%, as a result of higher membership and transaction fees, including the implementation of a new florist transaction program, and increased ancillary service revenue including directory advertising, partially offset by lower product sales as a result of decreased demand and the west coast dock strike.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May, Harry London, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenue during the fiscal year ended July 3, 2016 increased 9.2% in comparison to the prior year, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, and the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, organic growth of Cheryl’s and 1-800-Baskets wholesale gift business, and the impact of the 53rd week. Adjusted for the impact of the timing of the Harry & David acquisition and purchase accounting adjustments in fiscal 2015, and the estimated revenue lost as a result of the fire in 2015, pro forma net revenues increased 1.3% compared to the prior year, as post-fire recovery of the Fannie May brand has been slower than originally anticipated. Net revenue during the fiscal year ended June 28, 2015 increased 143.6% in comparison to the prior year, driven primarily by the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, complemented by strong organic e-commerce growth from Cheryl’s and 1-800-Baskets, partially offset by reduced revenue from Fannie May due to the Thanksgiving Day warehouse fire. After adjusting for the estimated lost revenue from the warehouse fire, and for the impact of purchase accounting adjustments to reduce the acquired value of Harry & David’s deferred revenue, pro forma revenue for the Gourmet Food & Gift Baskets segment increased 151.0% during the year ended June 28, 2015. Excluding the revenue contribution of Harry & David, Gourmet Food & Gift Baskets, revenue growth, adjusted for the estimated lost revenue from the Fannie May warehouse fire, increased 7.8% during the year ended June 28, 2015.

In fiscal 2017, the Company expects to grow revenues across all three of its business segments with consolidated revenue growth for the year anticipated to be in the range of 4-to-5 percent.

Gross Profit

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)

Gross profit	$517,458	6.2%	$487,195	54.3%	$315,673
Gross margin %	44.1%		43.4%		41.7%

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

Gross profit increased 6.2% during the fiscal year ended July 3, 2016 in comparison to the prior year, primarily as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year gross margin of the Thanksgiving Day Fannie May warehouse fire, organic revenue growth, the impact of the 53rd week, and sourcing and logistics synergy savings, partially offset by the impact of the Sunday date placement of Valentine’s Day, the dispositions of the iFlorist and Fine Stationery businesses during October 2015 and June 2015, respectively (which generated $4.4 million of incremental gross margin in the prior year period), and a year-over-year reduction in Harry & David store count. Adjusted for the impact of the timing of the Harry & David acquisition and purchase accounting adjustments in fiscal 2015, and the estimated revenue lost as a result of the fire in 2015, pro forma gross profit decreased 0.2% compared to the prior year, as post-fire recovery of the Fannie May brand has been slower than originally anticipated. Gross margin percentage increased 70 basis points to 44.1% during the fiscal year ended July 3, 2016, primarily due benefits of enhanced sourcing and logistics, the mix of sales associated with the recovery from the warehouse fire, higher margins earned by Harry & David, and the dispositions of iFlorist and Fine Stationery businesses which carried lower gross margins. Adjusted for the impact of the Harry & David acquisition, and the lost revenue from the fire in the prior year, pro forma gross margin increased 20 basis points to 44.1%.

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

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 2.9% during the fiscal year ended July 3, 2016 in comparison to the prior year, while gross margin percentage increased 160 basis points to 40.8% due to the benefit of synergy savings, which reduced shipping costs, as well as sourcing improvements and reductions in discounts, which more than offset the loss of margin caused by the Sunday date placement of Valentine’s Day and the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively. The 1-800-Flowers.com Consumer Floral segment gross profit increased by 0.5% during the fiscal year ended June 28, 2015 in comparison to the prior year, due to the higher revenue, as described above. Excluding the impact of the acquisition of iFlorist, gross profit within the 1-800-Flowers.com Consumer Floral segment increased by 0.3%. Gross margin percentage increased 10 basis points to 39.2% during the fiscal year ended June 28, 2015 in comparison to the prior year as sourcing and logistics improvements were offset by lower margins earned by iFlorist.

BloomNet Wire Service segment’s gross profit increased by 0.5% during the fiscal year ended July 3, 2016 in comparison to the prior year, while gross margin percentage increased 60 basis points, as a result of sales mix and lower rebates associated with the decline in shop-to-shop order volume. BloomNet Wire Service segment’s gross profit increased by 6.7% and gross margin percentage increased 240 basis points during the fiscal year ended June 28, 2015, as a result of an increase in higher margin BloomNet membership, directory and transaction fees, as well as newly implemented transaction fees, offset in part by a reduction in lower margin wholesale product revenues.

The Gourmet Food & Gift Baskets segment gross profit increased by 9.2% during the fiscal year ended July 3, 2016 in comparison to the prior year, as a result of the incremental revenue and associated gross margins generated by Harry & David, which was acquired on September 30, 2014, the recovery from the Thanksgiving Day Fannie May warehouse fire, the organic revenue growth referenced above, and synergy savings related to logistics and sourcing, while gross margin percentage was consistent at 44%. Adjusted for the impact of the Harry & David acquisition and the lost revenue from the fire in the prior year, pro forma gross profit decreased by 0.2%, while gross margin percentage decreased 70 basis points to 44.4%, reflecting the difficulties encountered by Fannie May in its efforts to recover after the fire.

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

In fiscal 2017, the Company expects its gross profit to improve relative to sales growth, as gross margin percentage in fiscal 2017 is expected to be consistent with fiscal 2016.

Marketing and Sales Expense

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)

Marketing and sales	$318,175	6.1%	$299,801	53.9%	$194,847
Percentage of sales	27.1%		26.7%		25.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expenses increased 6.1% (27.1% as a percentage of revenues) during the fiscal year ended July 3, 2016 compared to the prior year (26.7% as a percentage of revenues) primarily due to the incremental marketing expenses of Harry & David, which was acquired on September 30, 2014. During the fiscal year ended June 28, 2015, marketing and sales expenses increased 53.9% in comparison to the prior year primarily as a result of the incremental spend due to the acquisitions of Harry & David on September 30, 2014, as well as higher labor and facility costs associated with an increase in Fannie May store count. Adjusted for the impact of the Harry & David acquisition and the warehouse fire in the prior year, pro forma marketing and sales expense as a percentage of revenues was consistent with the prior year ratio. The increase in marketing and sales as a percentage of net revenues during the year ended June 28, 2015 was due to the impact of the Harry & David acquisitions, combined with the impact of the warehouse fire. Excluding the impact of the acquisitions, organic marketing and sales as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 25.9% during the year ended June 28, 2015, comparable with the prior year.

During the fiscal year ended July 3, 2016, the Company added approximately 3.5 million new e-commerce customers, compared to 3.5 million in fiscal 2015, and 2.4 million in fiscal 2014. Approximately 49% of customers who placed e-commerce orders during fiscal 2016 were repeat customers compared to 50% in fiscal 2015 and 49% in fiscal 2014.

Technology and Development Expense

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)

Technology and development	$39,234	12.9%	$34,745	54.3%	$22,518
Percentage of sales	3.3%		3.1%		3.0%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 12.9% (3.3% as a percentage of revenues) during the fiscal year ended July 3, 2016 compared to the prior year (3.1% as a percentage of revenues) primarily due to the incremental technology and development costs of Harry & David, which was acquired on September 30, 2014. Technology and development expenses increased 54.3% during the fiscal year ended July 3, 2016 compared to the prior year due to the technology and development costs of Harry & David, which was acquired on September 30, 2014. Adjusted for the impact of the Harry & David acquisition and the warehouse fire in the prior year, pro technology and development expense as a percentage of revenues was consistent with the prior year ratio. Technology spend as a percentage of net revenues increased to 3.1% during the fiscal year ended July 3, 2016, compared to the prior year. Excluding the impact of acquisitions, organic technology and development expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 3.0% during the fiscal year ended June 28, 2015.

During the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, the Company expended $60.6 million, $52.1 million and $36.6 million, respectively, on technology and development, of which $21.4 million, $17.4 million and $14.1 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)

General and administrative	$84,383	-1.8%	$85,908	56.9%	$54,754
Percentage of sales	7.2%		7.7%		7.2%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 1.8% (7.2% as a percentage of revenues) during the fiscal year ended July 3, 2016 in comparison to the prior year (7.7% as a percentage of revenues), as result of synergistic savings, integration expenses incurred in the prior year, and a decrease in performance based bonuses and integration expenses, partially offset by the incremental general and administrative expenses of Harry & David, which was acquired on September 30, 2014. General and administrative expense increased by 56.9% during the fiscal year ended June 28, 2015 in comparison to the prior year, as a result of incremental general and administrative expense of Harry & David, acquired on September 30, 2014, and the related acquisition and integration expenses of $9.6 million during the fiscal year ended June 28, 2015. Excluding the impact of acquisitions, organic general and administrative expense as a percentage of net revenues, adjusted for the estimated lost revenue from the warehouse fire, was 7.2% during the fiscal year ended June 28, 2015.

Depreciation and Amortization

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)

Depreciation and amortization	$32,384	11.2%	$29,124	46.7%	$19,848
Percentage of sales	2.8%		2.6%		2.6%

Depreciation and amortization expense increased by 11.2% during the fiscal year ended July 3, 2016 in comparison to the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, including the impact of the additional intangibles amortization, as well as a result of the Company’s technology improvements. Depreciation and amortization expense increased by 46.7% during the fiscal year ended June 28, 2015 in comparison to the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, including the impact of the additional intangibles amortization.

Interest Expense, net

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)

Interest expense, net	$6,674	16.0%	$5,753	340.8%	$1,305

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. Long-Term Debt in Item 15 for details regarding the 2014 Credit Facility), net of income earned on the Company’s available cash balances.

Interest expense, net increased 16.0% during the year ended July 3, 2016 in comparison to the prior year, as a result of the additional interest expense and deferred financing costs associated with the term debt used to finance the Harry & David acquisition, entered into on September 30, 2014 and the additional interest expense on the Company’s revolver to fund the working capital requirements of Harry & David during the first quarter of the current fiscal year. Interest expense, net increased 340.8% during the fiscal year ended June 28, 2015 in comparison to the prior year, as a result of the additional interest expense associated with the Term Loan used to finance the Harry & David acquisition and related working capital requirements of Harry & David.

Other (income) expense, net

	Years Ended
	July 3, 2016	% Change	June 28, 2015	% Change	June 29, 2014
	(dollars in thousands)

Other (income) expense, net	$(14,839)	1,057.4%	$1,550	2,880.8%	$52

Other (income) expense, net for the year ended July 3, 2016 consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire (see Note 18. Fire at the Fannie May Warehouse and Distribution Facility in Item 15 for details), offset by a $2.1 million impairment of iFlorist assets held for sale and loss on sale (see Note 4. Acquisitions and Dispositions in Item 15 for details), a $1.7 million impairment of the Company’s investment in Flores Online (see Note 2. Significant Accounting Policies in Item 15 for details), and a $0.7 million impairment of cost method investments (see Note 2. Significant Accounting Policies in Item 15 for details).

Other (income) expense, net for the year ended June 28, 2015 consists primarily of losses on the sale of the Company’s Fine Stationery ($0.5 million) and Pingg ($0.6 million) brands during June 2015, as well as losses from its equity interest in Flores Online, partially offset by an increase in investment income in the Company’s Non-Qualified Deferred Compensation Plan.

Income Taxes

During the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, the Company recorded income tax expense from continuing operations of $15.6 million, $10.9 million and $8.4 million, respectively, resulting in an effective tax rate of 30.3%, 36.1% and 37.6%, respectively. The Company’s effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, valuation allowance changes, rate differences, tax settlements, various tax credits/deductions as well as deductible stock-based compensation.

At July 3, 2016 the Company’s federal net operating loss carryforwards were $2.2 million, which if not utilized, will begin to expire in fiscal 2025. The federal net operating loss is subject to Section 382 limitations of $0.3 million per year. The Company’s foreign net operating loss carryforward was $10.5 million, while the state net operating losses were $5.7 million, before federal benefit, which if not utilized, will begin to expire in fiscal 2017.

Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the fiscal year ended June 29, 2014. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation for fiscal 2014.

Results for discontinued operations are as follows:

		Years Ended
	July 3, 2016	June 28, 2015	June 29, 2014
	(in thousands, except per share data)

Net revenues from discontinued operations	$-	$-	$1,669
Loss from discontinued operations, net of tax	$-	$-	$(86)
Gain on sale of discontinued operations, net of tax	$-	$-	$815
Income from discontinued operations	$-	$-	$729

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2016 and 2015. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jul. 3, 2016	Mar. 27, 2016	Dec. 27, 2015	Sep. 28, 2015	Jun. 28, 2015	Mar. 29, 2015	Dec. 28, 2014	Sep. 28, 2014
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	186,411	$179,413	$412,261	$104,697	$178,830	$177,903	$409,082	$84,038
Other	47,984	54,794	136,120	51,344	49,461	54,334	125,193	42,665
Total net revenues	234,395	234,207	548,381	156,041	228,291	232,237	534,275	126,703
Cost of revenues	133,750	137,486	295,798	88,532	130,156	136,915	293,850	73,390
Gross profit	100,645	96,721	252,583	67,509	98,135	95,322	240,425	53,313
Operating expenses:
Marketing and sales	74,608	71,502	119,539	52,526	71,629	70,574	122,026	35,572
Technology and development	10,175	9,903	9,845	9,311	9,427	10,389	9,329	5,600
General and administrative	23,351	21,006	20,055	19,971	23,910	22,772	25,558	13,668
Depreciation and amortization	8,105	7,546	8,761	7,972	7,519	7,825	8,679	5,101
Total operating expenses	116,239	109,957	158,200	89,780	112,485	111,560	165,592	59,941
Operating income (loss)	(15,594)	(13,236)	94,383	(22,271)	(14,350)	(16,238)	74,833	(6,628)
Interest expense, net	1,382	1,239	2,162	1,891
Other (income) expense, net	312	145	242	(15,538)	2,281	1,631	2,638	753
Income (loss) before income taxes	(17,288)	(14,620)	91,979	(8,624)	(16,631)	(17,869)	72,195	(7,381)
Income tax expense (benefit)	(6,234)	(5,494)	30,495	(3,188)	(5,866)	(7,056)	26,655	(2,803)
Net income (loss)	(11,054)	(9,126)	61,484	(5,436)	(10,765)	(10,813)	45,540	(4,578)
Less: Net loss attributable to noncontrolling interest	-	-	(55)	(952)	(26)	(318)	(231)	(328)
Net income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(11,054)	$(9,126)	$61,539	$(4,484)	$(10,739)	$(10,495)	$45,771	$(4,250)

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$(0.17)	$(0.14)	$0.95	$(0.07)	$(0.16)	$(0.16)	$0.71	$(0.07)
From discontinued operations	-	-	-	-	-	-	-	-
Basic net income per common share	$(0.17)	$(0.14)	$0.95	$(0.07)	$(0.16)	$(0.16)	$0.71	$(0.07)

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$(0.17)	$(0.14)	$0.92	$(0.07)	$(0.16)	$(0.16)	$0.68	$(0.07)
From discontinued operations	-	-	-	-	-	-	-	-
Diluted net income per common share	$(0.17)	$(0.14)	$0.92	$(0.07)	$(0.16)	$(0.16)	$0.68	$(0.07)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	65,376	64,687	64,669	64,825	65,188	64,909	64,443	63,948
Diluted	65,376	64,687	66,979	64,825	65,188	64,909	67,061	63,948

The Company’s quarterly results may experience seasonal fluctuations – see the Seasonality section in Item 1 for details.

Refer above to the Results of Operations section in Item 7 for a discussion of significant events and transactions.

Liquidity and Capital Resources

Cash Flows

At July 3, 2016, the Company had working capital of $45.8 million, including cash and cash equivalents of $27.8 million, compared to working capital of $31.5 million, including cash and cash equivalents of $27.9 million at June 28, 2015.

Net cash provided by operating activities of $57.7 million for the fiscal year ended July 3, 2016 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization, stock-based compensation, deferred income taxes, bad debt expense and the impairments/sale of iFlorist and foreign equity investments, partially offset by working capital changes primarily related to timing of collection of trade receivables (net of the collection of the Fannie May fire insurance settlement), inventory build to restore Fannie May product levels, and decreases in accounts payable and accrued expenses, primarily related to the timing of year end resulting from the 53rd week in fiscal 2016.

Net cash used in investing activities of $33.9 million was attributable to capital expenditures related to the Company's technology infrastructure, as well as improvements and equipment purchases within the Gourmet Food & Gift Baskets segment. Fiscal 2017 capital spending is expected to be consistent with fiscal 2016.

Net cash used in financing activities of $23.9 million for the fiscal year ended July 3, 2016 was for term debt repayment on borrowings under the Company’s 2014 Credit Facility of $14.5 million, and the acquisition of $15.2 million of treasury stock, partially offset by proceeds from exercises of employee stock options of $3.5 million and excess tax benefits from stock based compensation of $2.4 million. As of July 3, 2016 there were no borrowings outstanding under the Company’s Revolver.

Credit Facility

See Note 9. Long-Term Debt in Item 15 for details regarding the 2014 Credit Facility.

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

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. The Company repurchased a total of $15.2 million (1,714,550 shares), $8.4 million (1,056,038 shares) and $8.3 million (1,561,206 shares) during the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively, under this program. As of July 3, 2016, $12.0 million remains authorized under the plan.

Contractual Obligations

At July 3, 2016, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations (including interest)	$125,278	$22,643	$52,417	$50,218
Operating lease obligations	121,873	19,671	32,083	21,338	48,781
Purchase commitments (*)	93,519	89,677	3,823	19	—
Unrecognized tax liabilities	1,157	946	211	—
Total	$341,827	$132,937	$88,534	$71,575	$48,781

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

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary.

The first step (“Step 1”) of the two-step quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists and the second step (“Step 2”) is not performed. If the carrying value of the reporting unit is higher than the fair value, Step 2 must be performed to compute the amount of the goodwill impairment, if any. In Step 2, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

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

During fiscal 2016 the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During fiscal years 2015 and 2014, the Company performed the two-step quantitative impairment test.

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

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

During fiscal 2016 the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. During fiscal years 2015 and 2014, the Company performed the two-step quantitative impairment test.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for the Company’s fiscal year ending July 1, 2018. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year ending July 4, 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.7 million during year ended July 3, 2016.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of July 3, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2016.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 3, 2016..

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of July 3, 2016. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of July 3, 2016 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-Flowers.com, Inc.

Carle Place, NY

We have audited 1-800-Flowers.com, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of July 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 1-800-Flowers.com, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-Flowers.com, Inc. and subsidiaries as of July 3, 2016 and June 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2016, and our report dated September 16, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

September 16, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth in the Proxy Statement for the 2016 annual meeting of stockholders is incorporated herein by reference.

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

Item 11.	EXECUTIVE COMPENSATION

The information to be set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of July 3, 2016 and June 28, 2015	F-3
Consolidated Statements of Income for the years ended July 3, 2016, June 28, 2015, and June 29, 2014	F-4
Consolidated Statements of Comprehensive Income for the years ended July 3, 2016, June 28, 2015, and June 29, 2014	F-5
Consolidated Statements of Stockholders’ Equity for the years ended July 3, 2016, June 28, 2015, and June 29, 2014	F-6
Consolidated Statements of Cash Flows for the years ended July 3, 2016, June 28, 2015, and June 29, 2014	F-7
Notes to Consolidated Financial Statements	F-8

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

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

Dated: September 16, 2016	1-800-FLOWERS.COM, Inc. By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer Director, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 16, 2016	By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer Director, President (Principal Executive Officer)

Dated: September 16, 2016	By: /s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 16, 2016	By: /s/ James F. McCann James F. McCann Executive Chairman

Dated: September 16, 2016	By: /s/ Geralyn R. Breig Geralyn R. Breig Director

Dated: September 16, 2016	By: /s/ Lawrence Calcano Lawrence Calcano Director

Dated: September 16, 2016	By: /s/ James A. Cannavino James A. Cannavino Director

Dated: September 16, 2016	By: /s/ Eugene F. DeMark Eugene F. DeMark Director

Dated: September 16, 2016	By: /s/ Leonard J. Elmore Leonard J. Elmore Director

Dated: September 16, 2016	By: /s/ Sean Hegarty Sean Hegarty Director

Dated: September 16, 2016	By: /s/ Larry Zarin Larry Zarin Director

Dated: September 16, 2016	By: /s/ Celia R. Brown Celia R. Brown Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc. and Subsidiaries

Carle Place, NY

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 3, 2016 and June 28, 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 3, 2016 and June 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and Subsidiaries internal control over financial reporting as of July 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 16, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

September 16, 2016

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	July 3, 2016	June 28, 2015
Assets
Current assets:
Cash and cash equivalents	$27,826	$27,940
Trade receivables, net	19,123	16,191
Insurance receivable	-	2,979
Inventories	103,328	93,163
Prepaid and other	16,382	14,822
Total current assets	166,659	155,095

Property, plant and equipment, net	171,362	170,100
Goodwill	77,667	77,097
Other intangibles, net	79,000	82,125
Other assets	11,826	12,656
Total assets	$506,514	$497,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,201	$35,425
Accrued expenses	66,066	73,639
Current maturities of long-term debt	19,594	14,543
Total current liabilities	120,861	123,607

Long-term debt	97,969	117,563
Deferred tax liabilities	35,517	37,807
Other liabilities	9,581	7,840
Total liabilities	263,928	286,817

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	–	–
Class A common stock, $.01 par value, 200,000,000 shares authorized, 48,846,449 and 42,875,291 shares issued in 2016 and 2015, respectively	488	429
Class B common stock, $.01 par value, 200,000,000 shares authorized, 35,263,004 and 39,310,044 shares issued in 2016 and 2015, respectively	353	393
Additional paid-in capital	331,349	319,108
Retained deficit	(11,403)	(48,278)
Accumulated other comprehensive loss	(146)	(371)
Treasury stock, at cost, 13,589,025 and 11,874,475 Class A shares in 2016 and 2015, respectively, and 5,280,000 Class B shares in 2016 and 2015	(78,055)	(62,832)
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	242,586	208,449
Noncontrolling interest in subsidiary	-	1,807
Total equity	242,586	210,256
Total liabilities and equity	$506,514	$497,073

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	July 3, 2016	June 28, 2015	June 29, 2014

Net revenues	$1,173,024	$1,121,506	$756,345
Cost of revenues	655,566	634,311	440,672
Gross profit	517,458	487,195	315,673
Operating expenses:
Marketing and sales	318,175	299,801	194,847
Technology and development	39,234	34,745	22,518
General and administrative	84,383	85,908	54,754
Depreciation and amortization	32,384	29,124	19,848
Total operating expenses	474,176	449,578	291,967
Operating income	43,282	37,617	23,706
Interest expense, net	6,674	5,753	1,305
Other (income) expense, net	(14,839)	1,550	52
Income from continuing operations before income taxes	51,447	30,314	22,349
Income tax expense from continuing operations	15,579	10,930	8,403
Income from continuing operations	35,868	19,384	13,946

Loss from discontinued operations, net of tax	-	-	(86)
Gain on sale of discontinued operations, net of tax	-	-	815
Income from discontinued operations, net of tax	-	-	729
Net income	35,868	19,384	14,675
Less: Net loss attributable to noncontrolling interest	(1,007)	(903)	(697)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$36,875	$20,287	$15,372

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.57	$0.31	$0.23
From discontinued operations	-	-	$0.01
Basic net income per common share	$0.57	$0.31	$0.24

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.55	$0.30	$0.22
From discontinued operations	-	-	$0.01
Diluted net income per common share	$0.55	$0.30	$0.23

Weighted average shares used in the calculation of net income per common share:
Basic	64,896	64,976	64,035
Diluted	67,083	67,602	66,460

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	July 3, 2016	June 28, 2015	June 29, 2014
Net income	$35,868	$19,384	$14,675
Other comprehensive income/(loss) (currency translation)	252	(505)	(75)
Comprehensive income	36,120	18,879	14,600

Less:
Net loss attributable to noncontrolling interest	(1,007)	(903)	(697)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	87	(180)	(29)
Comprehensive net loss attributable to noncontrolling interest	(920)	(1,083)	(726)

Comprehensive income attributable to 1-800-FLOWERS.COM, Inc.	$37,040	$19,962	$15,326

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended July 3, 2016, June 28, 2015 and June 29, 2014

(in thousands, except share data)

										Total
	Common Stock				Additional		Accumulated Other			1-800- FLOWERS. COM, Inc.
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interest	Equity

Balance at June 30, 2013	36,280,425	$362	42,125,465	$421	$298,580	$(83,937)	$-	14,537,231	$(46,155)	$169,271	-	$169,271

Net income	-	-	-	-	-	15,372	-	-	-	15,372	(697)	14,675
Translation adjustment	-	-	-	-	-	-	(46)	-	-	(46)	(29)	(75)
Conversion of Class B stock into Class A stock	66,871	1	(66,871)	(1)	-	-	-	-	-	-	-	-
Stock-based compensation	1,608,052	16	-	-	4,648	-	-	-	-	4,664	-	4,664
Exercise of stock options	164,050	2			525					527	-	527
Excess tax benefit from stock-based compensation	-	-	-	-	1,757	-	-	-	-	1,757	-	1,757
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,561,206	(8,317)	(8,317)	-	(8,317)
Noncontrolling interest	-	-	-	-	-	-	-	-	-	-	3,616	3,616
Balance at June 29, 2014	38,119,398	381	42,058,594	420	305,510	(68,565)	(46)	16,098,437	(54,472)	183,228	2,890	186,118

Net income	-	-	-	-	-	20,287	-	-	-	20,287	(903)	19,384
Translation adjustment	-	-	-	-	-	-	(325)	-	-	(325)	(180)	(505)
Conversion of Class B stock into Class A stock	2,748,550	27	(2,748,550)	(27)	-	-	-	-	-	-	-	-
Stock-based compensation	1,154,173	12	-	-	5,950	-	-	-	-	5,962	-	5,962
Exercise of stock options	853,170	9			5,533					5,542	-	5,542
Excess tax benefit from stock-based compensation	-	-	-	-	2,115	-	-	-	-	2,115	-	2,115
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,056,038	(8,360)	(8,360)	-	(8,360)
Balance at June 28, 2015	42,875,291	429	39,310,044	393	319,108	(48,278)	(371)	17,154,475	(62,832)	208,449	1,807	210,256
Net income	-	-	-	-	-	36,875	-	-	-	36,875	(1,007)	35,868
Translation adjustment	-	-	-	-	-	-	165	-	-	165	87	252
Noncontrolling interest write-off							60			60	(887)	(827)
Conversion of Class B stock into Class A stock	4,047,040	40	(4,047,040)	(40)	-	-	-	-	-	-	-	-
Stock-based compensation	879,863	9	-	-	6,334	-	-	-	-	6,343	-	6,343
Exercise of stock options	1,044,255	10			3,507					3,517	-	3,517
Excess tax benefit from stock-based compensation	-	-	-	-	2,400	-	-	-	-	2,400	-	2,400
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,714,550	(15,223)	(15,223)	-	(15,223)
Balance at July 3, 2016	48,846,449	$488	35,263,004	$353	$331,349	$(11,403)	$(146)	18,869,025	$(78,055)	$242,586	-	$242,586

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	July 3, 2016	June 28, 2015	June 29, 2014

Operating activities:
Net income	$35,868	$19,384	$14,675
Reconciliation of net income to net cash provided by operating activities, net of acquisitions/dispositions:
Operating activities of discontinued operations	-	-	1,587
Gain on sale of discontinued operations	-	-	(1,300)
Depreciation and amortization	32,384	29,124	19,848
Amortization of deferred financing costs	1,791	1,501	306
Deferred income taxes	(3,000)	2,471	1,454
Foreign equity investment impairment	2,278	-	-
Loss on sale/impairment of iFlorist	1,990	-	-
Non-cash impact of write-offs related to warehouse fire	-	29,522	-
Bad debt expense	1,278	1,295	1,656
Stock-based compensation	6,343	5,962	4,664
Excess tax benefit from stock-based compensation	(2,400)	(2,550)	(1,837)
Other non-cash items	517	1,439	755
Changes in operating items:
Trade receivables	(4,210)	8,331	(1,893)
Insurance receivable	2,979	(2,979)	-
Inventories	(10,216)	26,390	(2,564)
Prepaid and other	(1,560)	8,047	436
Accounts payable and accrued expenses	(6,429)	(2,235)	2,660
Other assets	(29)	(1,058)	(262)
Other liabilities	89	1,089	2,355
Net cash provided by operating activities	57,673	125,733	42,539
Investing activities:
Acquisitions, net of cash acquired	-	(131,994)	(9,000)
Capital expenditures, net of non-cash expenditures	(33,938)	(32,572)	(22,985)
Other	-	963	(3)
Investing activities of discontinued operations	-	-	500
Net cash used in investing activities	(33,938)	(163,603)	(31,488)
Financing activities:
Acquisition of treasury stock	(15,223)	(8,360)	(8,317)
Excess tax benefit from stock based compensation	2,400	2,550	1,837
Proceeds from exercise of employee stock options	3,517	5,542	527
Proceeds from bank borrowings	178,000	239,500	127,000
Repayment of notes payable and bank borrowings	(192,543)	(172,983)	(127,052)
Debt issuance costs	-	(5,642)	-
Other			3
Net cash (used in) provided by financing activities	(23,849)	60,607	(6,002)

Net change in cash and cash equivalents	(114)	22,737	5,049
Cash and cash equivalents:
Beginning of year	27,940	5,203	154
End of year	$27,826	$27,940	$5,203

Supplemental Cash Flow Information:

-	Interest paid amounted to $5.0 million, $4.3 million and $1.0 million, for the years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively.
-

The Company paid income taxes of approximately $13.4 million, $5.1 million and $7.0 million, net of tax refunds received, for the years ended July 3, 2016, June 28, 2015, and June 29, 2014, respectively.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. During fiscal 2016, 2015, and 2014 approximately 1%, 2%, and 2% respectively, of consolidated net revenue came from international sources.

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation in fiscal 2014.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2016, which ended on July 3, 2016, consisted of 53 weeks, while fiscal years 2015 and 2014, which ended on June 28, 2015 and June 29, 2014, respectively, consisted of 52 weeks.

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

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary.

The first step (“Step 1”) of the two-step quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists and the second step (“Step 2”) is not performed. If the carrying value of the reporting unit is higher than the fair value, Step 2 must be performed to compute the amount of the goodwill impairment, if any. In Step 2, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During fiscal 2016 the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During fiscal years 2015 and 2014, the Company performed the two-step quantitative impairment test.

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

Definite-lived intangibles are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

During fiscal 2016 the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. During fiscal years 2015 and 2014, the Company performed the two-step quantitative impairment test.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalogs over a period not to exceed 12 months. Included within prepaid and other current assets was $3.0million and $2.5million at July 3, 2016 and June 28, 2015 respectively, relating to prepaid catalog expenses.

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

The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.1 million as of July 3, 2016 and $2.9 million as of June 28, 2015, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net income (loss) of Flores Online for the years ended July 3, 2016 and June 28, 2015 was $(0.1) million and $(0.3) million, respectively. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online ($1.2 million) was below its carrying value ($2.9 million) and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within the “Other (income) expense, net” line items in the Company’s consolidated statements of income.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within the “Other assets” line item within the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of July 3, 2016 (including a $1.5 million investment in Euroflorist – see Note 4) and $0.7 million as of June 28, 2015. During the quarter ended July 3, 2016, the Company determined that the fair value of one of its cost method investments was below its carrying value and that the decline was other-than-temporary. As a result the Company recorded an impairment charge of $0.5 million, which is included within the “Other (income) expense, net” line items in the Company’s consolidated statements of income.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.1 million at July 3, 2016 and $2.2 million at June 28, 2015) have been recorded based upon previous experience and management’s evaluation.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $133.1 million, $130.6 million and $83.0 million for the years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivatives and hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at July 3, 2016 and June 28, 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for the Company’s fiscal year ending July 1, 2018. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year ending July 4, 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year. See “Recent Accounting Pronouncements” above regarding the impact of our adoption of ASU No. 2015-17 upon the classification of deferred tax assets in our consolidated balance sheets.

Note 3 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

		Years Ended
	July 3, 2016	June 28, 2015	June 29, 2014
	(in thousands, except per share data)
Numerator:
Income from continuing operations	$35,868	$19,384	$13,946
Less: Net loss attributable to noncontrolling interest	(1,007)	(903)	(697)
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$36,875	$20,287	$14,643

Denominator:
Weighted average shares outstanding	64,896	64,976	64,035
Effect of dilutive securities:
Employee stock options (1)	1,294	1,561	1,083
Employee restricted stock awards	893	1,065	1,342
	2,187	2,626	2,425

Adjusted weighted-average shares and assumed conversions	67,083	67,602	66,460

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.57	$0.31	$0.23
Diluted	$0.55	$0.30	$0.22

Note (1): The effect of options to purchase 0.1 million, 0.1 million and 1.2 million shares for the years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The market approach was considered for certain assets with active secondary markets including agricultural equipment, automobiles, computer equipment, and general equipment, mobile equipment, packaging machinery and semi-tractors. Under the market approach market, comparables for the assets are obtained from equipment dealers, resellers, industry databases, and published price guides. The market comparables are then adjusted to the subject assets based on age, condition or type of transaction. All applicable direct and indirect costs are also considered and reflected in the final fair value determination.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the year ended June 28, 2015, gives effect to the Harry & David acquisition as if it had been completed on July 1, 2013. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Years Ended
	July 3, 2016 (Actuals)	June 28, 2015 (unaudited) (Pro-forma)	June 29, 2014 (unaudited) (Pro-forma)
Net revenues from continuing operations	$1,173,024	$1,152,103	$1,142,946
Income from continuing operations attributable to 1-800-FLOWERS.COM, Inc.	$36,875	$17,812	$19,439
Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.55	$0.26	$0.29

The unaudited pro forma amounts above include the following adjustments:

(1)

An increase of net revenues and a decrease of cost of sales by $1.6 million and $4.8 million, to reflect the impact of purchase accounting adjustments related to Harry & David’s deferred revenue and inventory fair value step-up in the year ended June 28, 2015.

(2)

A decrease of operating expenses by $17.4 million during the year ended June 28, 2015, to eliminate acquisition costs ($11.9 million during the year ended June 28, 2015), integration costs ($3.0 million during the year ended June 28, 2015) and severance costs ($2.5 million during the year ended June 28, 2015) directly related to the transaction.

(3)	A decrease of operating expenses by $0.4 million during the year ended June 29, 2014, to eliminate acquisition costs directly related to the transaction.
(4)	An increase of operating expenses by $0.2 million during the year ended June 29, 2014, to reflect the additional amortization expense related to the increase in definite lived intangibles.
(5)

An increase to interest expense by $1.1 million for the year ended June 28, 2015 to reflect the incremental impact of the 2014 Credit Facility utilized to finance the acquisition, assuming our new credit facility was in place on July 1, 2013.

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

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	July 3, 2016	June 28, 2015
	(in thousands)
Finished goods	$44,264	$43,254
Work-in-process	24,573	16,020
Raw materials	34,491	33,889
	$103,328	$93,163

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total

Balance at June 29, 2014	$16,691	$-	$43,475	$60,166
Harry & David acquisition			16,042	16,042
iFlorist measurement period adjustment	1,320			1,320
iFlorist translation adjustment	(429)			(429)
Other			(2)	(2)
Balance at June 28, 2015	$17,582	$-	$59,515	$77,097
Other	(141)		711	570
Balance at July 3, 2016	$17,441	$-	$60,226	$77,667

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the GFGB segment during fiscal 2009.

There were no goodwill impairment charges in any segment during the years ended July 3, 2016, June 28, 2015 and June 29, 2014.

The Company’s other intangible assets consist of the following:

				July 3, 2016			June 28, 2015
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
					(in thousands)

Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,832	$1,588	$7,420	$5,727	$1,693
Customer lists	3	-	10	21,144	15,960	5,184	21,815	14,595	7,220
Other	5	-	14	3,665	2,698	967	3,665	2,597	1,068
				32,229	24,490	7,739	32,900	22,919	9,981

Trademarks with indefinite lives				71,261	-	71,261	72,144	-	72,144
Total identifiable intangible assets				$103,490	$24,490	$79,000	$105,044	$22,919	$82,125

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended July 3, 2016, June 28, 2015 and June 29, 2014.

The amortization of intangible assets for the years ended July 3, 2016, June 28, 2015 and June 29, 2014 was $1.9 million, $2.1 million and $1.6 million, respectively. Future estimated amortization expense is as follows: 2017 - $1.5 million, 2018 – $1.3 million, 2019 - $0.7million, 2020 - $0.6 million, 2021 - $1.0 million and thereafter - $2.6 million.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment

	July 3, 2016	June 28, 2015
	(in thousands)
Land	$30,789	$31,077
Orchards in production and land improvements	9,483	9,028
Building and building improvements	54,950	55,121
Leasehold improvements	21,584	19,459
Production equipment and furniture and fixtures	72,912	63,132
Computer and telecommunication equipment	52,737	56,582
Software	136,333	150,695
Capital projects in progress - orchards	8,513	7,335
Property, plant and equipment, gross	387,301	392,429
Accumulated depreciation and amortization	(215,939)	(222,329)
Property, plant and equipment, net	$171,362	$170,100

Depreciation expense for the years ended July 3, 2016, June 28, 2015 and June 29, 2014 was $30.5 million, $27.0 million and $18.2 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	July 3, 2016	June 28, 2015
	(in thousands)
Payroll and employee benefits	$25,892	$36,370
Other	40,174	37,269
Accrued Expenses	$66,066	$73,639

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	July 3, 2016	June 28, 2015
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	117,563	131,813
Bank loan (2)	-	293
Total debt	117,563	132,106
Less: current maturities of long-term debt	19,594	14,543
Long-term debt	$97,969	$117,563

(1)

In order to finance the Harry & David acquisition, on September 30, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank as administrative agent, and a group of lenders (the “2014 Credit Facility”), consisting of a $142.5 million five-year term loan (the “Term Loan”) with a maturity date of September 30, 2019, and a co-terminus revolving credit facility (the “Revolver”), with a seasonally adjusted limit ranging from $100.0 to $200.0 million, which may be used for working capital (subject to applicable sublimits) and general corporate purposes. The Term Loan is payable in 20 quarterly installments of principal and interest beginning in December 2014, with escalating principal payments at the rate of 10% in years one and two, 15% in years three and four, and 20% in year five, with the remaining balance of $42.75 million due upon maturity. Upon closing of the acquisition, the Company borrowed $136.7 million under the Revolver to repay amounts outstanding under the Company’s and Harry & David’s previous credit agreements, as well as to pay acquisition-related transaction costs. There were no amounts outstanding under the Revolver as of July 3, 2016 or June 28, 2015.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of July 3, 2016. Outstanding amounts under the 2014 Credit Facility bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $19.6 million – 2017, $21.4 million – 2018, $26.7 million – 2019 and $49.9 million– 2020.

(2)	Bank loan assumed through the Company’s acquisition of a majority interest in iFlorist. The Company repaid this loan during the quarter ended December 27, 2015.

Note 10. Fair Value Measurements

Cash and cash equivalents, trade and other receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of July 3, 2016:
Trading securities held in a “rabbi trust” (1)	$4,852	$4,852	$-	$-
	$4,852	$4,852	$-	$-

Assets (liabilities) as of June 28, 2015:
Trading securities held in a “rabbi trust” (1)	$3,118	$3,118	$-	$-
	$3,118	$3,118	$-	$-

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

Note 11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently being audited by the Internal Revenue Service for fiscal year 2014, while fiscal years 2012, 2013 and 2015 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states also remain open from fiscal 2012. The Company’s foreign income tax filings are open for examination by its respective foreign tax authorities in Canada, Brazil, and the United Kingdom from fiscal 2012.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At July 3, 2016, the Company has an unrecognized tax position of approximately $1.2 million, including accrued interest and penalties of $0.1 million. The Company believes that $0.9 million of unrecognized tax positions will be resolved over the next twelve months.

Significant components of the income tax provision from continuing operations are as follows:

	Years ended
	July 3, 2016	June 28, 2015	June 29, 2014
	(in thousands)

Current provision (benefit):
Federal	$15,876	$6,630	$6,439
State	2,703	1,840	1,247
Foreign	-	(11)	11
Current Income tax expense	18,579	8,459	7,697

Deferred provision (benefit):
Federal	(2,949)	1,970	773
State	(7)	631	28
Foreign	(44)	(130)	(95)
Deferred income tax expenses (benefit)	(3,000)	2,471	706
Income tax expense	$15,579	$10,930	$8,403

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	July 3, 2016	June 28, 2015	June 29, 2014

Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	3.8	3.7
Valuation allowance change	1.3	2.6	1.5
Rate differences	(2.6)	1.1	1.2
Tax settlements	1.1	1.4	(1.0)
Deductible stock-based compensation	(0.2)	(1.3)	(0.2)
Domestic production deduction	(2.6)	(2.2)	(1.9)
Tax credits	(4.2)	(3.9)	(1.7)
Other, net	(0.9)	(0.4)	1.0
Effective tax rate	30.3%	36.1%	37.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	July 3 , 2016	June 28, 2015
	(in thousands)
Deferred income tax assets:
Net operating loss and credit carryforwards	$6,901	$6,743
Accrued expenses and reserves	7,267	5,921
Stock-based compensation	4,531	3,622
Gross deferred income tax assets	18,699	16,286
Less: Valuation allowance	(4,936)	(4,589)
Deferred tax assets, net	13,763	11,697

Deferred income tax liabilities:
Other intangibles	(24,357)	(23,307)
Tax in excess of book depreciation	(24,923)	(26,197)
Deferred tax liabilities	(49,280)	(49,504)
Net deferred income tax liabilities	$(35,517)	$(37,807)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and its United Kingdom, Brazilian and Canadian subsidiaries. At July 3, 2016 the Company’s federal net operating loss carryforwards were $2.2 million, which if not utilized, will begin to expire in fiscal 2025. The federal net operating loss is subject to Section 382 limitations of $0.3 million per year. The Company’s foreign net operating loss carryforward was $10.5 million, while the state net operating losses were $5.7 million, before federal benefit, which if not utilized, will begin to expire in fiscal 2017.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2016 and 2015, 4,047,040 and 2,748,550 shares of Class B common stock, respectively, were converted into shares of Class A common stock.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. The Company repurchased a total of $15.2 million (1,714,550 shares), $8.4 million (1,056,038 shares) and $8.3 million (1,561,206 shares) during the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively, under this program. As of July 3, 2016, $12.0 million remains authorized under the plan.

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

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the “Committee”). At July 3, 2016, the Company has reserved approximately 10.5 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Years Ended
	July 3, 2016	June 28, 2015	June 29, 2014
	(in thousands, except per share data)
Stock options	$432	$459	$420
Restricted stock awards	5,911	5,503	4,244
Total	6,343	5,962	4,664
Deferred income tax benefit	1,987	2,087	1,738
Stock-based compensation expense, net	$4,356	$3,875	$2,926

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 3, 2016	June 28, 2015	July 29, 2014
	(in thousands)
Marketing and sales	$2,306	$1,866	$1,261
Technology and development	493	392	298
General and administrative	3,544	3,704	3,105
Total	$6,343	$5,962	$4,664

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	July 3, 2016 (1)	June 28, 2015	June 29, 2014

Weighted average fair value of options granted	n/a	$4.86	$3.16
Expected volatility	n/a	52%	61%
Expected life (in years)	n/a	7.3	6.6
Risk-free interest rate	n/a	1.9%	1.6%
Expected dividend yield	n/a	0.0%	0.0%

(1)	No options were granted during the fiscal year ended July 3, 2016.

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

The following table summarizes stock option activity during the year ended July 3, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding beginning of period	3,345,146	$2.93
Granted	-	$-
Exercised	(1,044,255)	$3.36
Forfeited/Expired	(118,657)	$7.33
Outstanding end of period	2,182,234	$2.49	4.8	$14,236

Options vested or expected to vest at end of period	2,117,259	$2.49	4.8	$13,821
Exercisable at July 3, 2016	1,261,234	$2.45	4.6	$8,271

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2016. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended July 3, 2016, June 28, 2015 and June 29, 2014 was $4.2 million, $3.6 million, and $0.4 million, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at July 3, 2016:

			Options Outstanding			Options Exercisable
Exercise Price			Options Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.69	–	1.79	1,001,000	4.3	$1.79	626,000	$1.79
$2.22	–	2.44	42,000	6.3	$2.43	42,000	$2.43
$2.63	–	2.63	1,010,000	0.9	$2.63	508,000	$2.63
$2.88	–	10.20	129,234	4.1	$6.85	85,234	$6.23
			2,182,234	4.8	$2.49	1,261,234	$2.45

As of July 3, 2016, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $1.2 million and the weighted average period over which these awards are expected to be recognized was 2.9 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended July 3, 2016:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	2,342,052	$5.62
Granted	1,027,706	$9.01
Vested	(879,863)	$5.21
Forfeited	(472,826)	$8.85
Non-vested - end of period	2,017,069	$6.78

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of July 3, 2016, there was $7.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.1 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal years 2016, 2015 and 2014.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. The Company will match 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected. As of July 3, 2016 and June 28, 2015, these plan liabilities, which are included in the “Other liabilities” line item within the Company’s consolidated balance sheets, totaled $4.9 million and $3.1 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” line item within the Company’s consolidated balance Sheets. Company contributions during the years ended July 3, 2016, June 28, 2015 and June 29, 2014 were less than $0.1 million. Gains (losses) on these investments, were ($0.1) million, $0.2 million and $0.3 million for the years ended July 3, 2016, June 28, 2015 and June 29, 2014, are included in Other (income) expense, net, within the Company’s consolidated statements of income.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•         1-800-Flowers.com Consumer Floral,

•         BloomNet Wire Service, and

•         Gourmet Food and Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (a) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation which is included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Years ended
Net revenues	July 3, 2016	June 28, 2015	June 29, 2014
		(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$418,492	$422,199	$421,336
BloomNet Wire Service	85,483	85,968	84,199
Gourmet Food & Gift Baskets	670,453	613,953	251,990
Corporate	1,066	1,020	797
Intercompany eliminations	(2,470)	(1,634)	(1,977)
Total net revenues	$1,173,024	$1,121,506	$756,345

	Years ended
Operating Income from Continuing Operations	July 3, 2016	June 28, 2015	June 29, 2014
		(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$50,773	$43,529	$40,252
BloomNet Wire Service	30,629	29,398	26,715
Gourmet Food & Gift Baskets	79,398	74,889	27,122
Segment Contribution Margin Subtotal	160,800	147,816	94,089
Corporate (a)	(85,134)	(81,075)	(50,535)
Depreciation and amortization	(32,384)	(29,124)	(19,848)
Operating income	$43,282	$37,617	$23,706

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Discontinued Operations

During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its e-commerce and procurement businesses on December 31, 2013. The Company had originally estimated a loss of $2.3 million ($1.5 million, net of tax), which was provided for during the fourth quarter of fiscal 2013, but the loss was reduced to $1.0 million, upon finalization of terms and closing on the sale. As a result, the Company reversed $1.3 million ($0.8 million, net of tax) of its accrual for the estimated loss during the fiscal year ended June 29, 2014. The Company has classified the results of the e-commerce and procurement business of The Winetasting Network as a discontinued operation in fiscal 2014.

Results for discontinued operations are as follows:

		Years Ended
	July 3, 2016	June 28, 2015	June 29, 2014
	(in thousands, except per share data)

Net revenues from discontinued operations	$-	$-	$1,669

Loss from discontinued operations, net of tax	$-	$-	$(86)

Gain (loss) on sale of discontinued operations, net of tax	$-	$-	$815

Income (loss) from discontinued operations	$-	$-	$729

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

As of July 3, 2016 future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)

2017	$19,671
2018	16,990
2019	15,093
2020	11,611
2021	9,727
Thereafter	48,781
Total minimum lease payments	$121,873

At July 3, 2016, the total future minimum sublease rentals under non-cancelable operating sub-leases for land and buildings were $2.3 million. Rent expense was approximately $33.4 million, $28.3 million and $17.7 million for the years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of July 3, 2016, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $3.8 million, primarily related to the Company’s technology infrastructure.

The Company had approximately $2.5 million in unused stand-by letters of credit as of July 3, 2016.

Litigation

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business:

Edible Arrangements:

On November 20, 2014, a complaint was filed in the United States District Court for the District of Connecticut by Edible Arrangements LLC and Edible Arrangements International, LLC, alleging that the Company’s use of the terms “Fruit Bouquets,” “Edible,” “Bouquet,” “Edible Fruit Arrangements,” Edible Arrangements,” and “DoFruit” and its use of a six petal pineapple slice design in connection with marketing and selling edible fruit arrangements constitutes trademark infringement, false designation of origin, dilution, and contributory infringement under the federal Lanham Act, 29 USC § 1114 and 1125(a), common law unfair competition, and a violation of the Connecticut Unfair Trade Practices Act, Connecticut General Statutes § 42-110b (a). The Complaint alleged Edible Arrangements has been damaged in the amount of $97.4 million. The Complaint requested a declaratory judgment in favor of Edible Arrangements, an injunction against the Company’s use of the terms and design, an accounting and payment of the Company’s profits from its sale of edible fruit arrangements, a trebling of the Company’s profits from such sales or of any damages sustained by Edible Arrangements, punitive damages, and attorneys’ fees. On November 24, 2014, the Complaint was amended to add a breach of contract claim for use of these terms and the design, based on a contract that had been entered by one of the Company’s subsidiaries prior to its acquisition by the Company. On January 29, 2015, the Plaintiffs amended the Complaint to add one of the Company’s subsidiaries and to claim its damages were $101.4 million.

The Company filed an Answer and a Counterclaim on February 27, 2015. The Answer asserted substantial defenses, including fair use by the Company of generic and descriptive terms, as expressly permitted under the Lanham Act, invalidity of Edible Arrangements’ trademark registrations on grounds of fraud and trademark misuse, lack of exclusive rights on the part of Edible Arrangements, functionality of the claimed design mark, acquiescence, estoppel, and Edible Arrangements’ use of the claimed trademarks in violation of the antitrust laws. The Counterclaim sought a declaratory judgment of lack of infringement and invalidity of claimed marks, cancellation of Edible Arrangements’ registrations due to its fraud and misuse, genericism, and lack of secondary meaning as to any terms deemed descriptive, and damages in an amount to be determined for violation of the antitrust provisions of the federal Sherman Act and the Connecticut Unfair Trade Practices Act.

Following extensive discovery, the parties engaged in mediation and reached an agreement in principle to resolve all claims on June 30, 2016. The parties entered a Confidential Settlement Agreement on July 22, 2016, pursuant to which, among other things, the Company paid $1.5 million to Edible Arrangements and the Company agreed not to use “Edible”, “Edible Arrangements” or “Do Fruit’ in its marketing, except that the Company may refer to “Edible Arrangements” to comment on or compare the Company’s products to those of “Edible Arrangements”. The Company maintains its rights to market its products as “Fruit Bouquets” and “Bouquets,” and to the continued use of its branding of “Fruit Bouquets.com” and Fruit Bouquets by 1800Flowers.com. In addition, all claims and counterclaims in the case were dismissed with prejudice. The Company recorded the settlement paid to Edible Arrangements in the “General and administrative expense” line item in the consolidated statements of income for the year ended July 3, 2016.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table reflects the costs related to the fire and the insurance recovery and associated gain as of July 3, 2016:

Fire-related Insurance Recovery
(in thousands)
Loss on inventory	$29,587
Other fire related costs	5,802
Total fire related costs	35,389
Less: fire related insurance recoveries	(55,000)
Fire related gain	$(19,611)

During the three months ended September 27, 2015, the Company and its insurance carrier reached final agreement, and during the three months ended December 27, 2015, the Company received all remaining proceeds from its Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which were incurred by the Company until the move back into its leased facility once the landlord completed repairs, during the Company’s third quarter of fiscal 2016. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the consolidated statements of income for the year ended July 3, 2016.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended July 3, 2016	$2,235,000	$1,278,000	$-	$(1,409,000)	$2,104,000

Year Ended June 28, 2015	$2,443,000	$1,295,000	$-	$(1,503,000)	$2,235,000

Year Ended June 29, 2014	$2,488,000	$1,656,000	$-	$(1,701,000)	$2,443,000

(a)	Reduction in reserve due to write-off of accounts/notes receivable balances.