Form 10-Q
period 2016-10-02
1 800 FLOWERS COM INC
filed 2016-11-14
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

or

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3117311
(State of incorporation)	(I.R.S. Employer Identification No.)

One Old Country Road, Carle Place, New York 11514	(516) 237-6000
(Address of principal executive offices)(Zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer	☑ Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 7, 2016:

Class A common stock: 35,298,682

Class B common stock: 29,983,004

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	October 2, 2016 (unaudited)	July 3, 2016

Assets
Current assets:
Cash and cash equivalents	$6,755	$27,826
Trade receivables, net	42,821	19,123
Inventories	191,382	103,328
Prepaid and other	27,852	16,382
Total current assets	268,810	166,659

Property, plant and equipment, net	168,186	171,362
Goodwill	77,667	77,667
Other intangibles, net	78,709	79,000
Other assets	9,291	8,253
Total assets	$602,663	$502,941

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,448	$35,201
Accrued expenses	63,301	66,066
Current debt	146,375	19,594
Total current liabilities	242,124	120,861

Long-term debt	89,425	94,396
Deferred tax liabilities	34,814	35,517
Other liabilities	10,578	9,581
Total liabilities	376,941	260,355
Total equity	225,722	242,586
Total liabilities and equity	$602,663	$502,941

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	October 2, 2016	September 27, 2015
Net revenues	165,829	156,041
Cost of revenues	94,442	88,532
Gross profit	71,387	67,509
Operating expenses:
Marketing and sales	55,078	52,526
Technology and development	9,488	9,311
General and administrative	21,933	19,971
Depreciation and amortization	7,997	7,972
Total operating expenses	94,496	89,780
Operating loss	(23,109)	(22,271)
Interest expense, net	1,451	1,891
Other income, net	(150)	(15,538)
Loss before income taxes	(24,410)	(8,624)
Income tax benefit	(8,639)	(3,188)
Net loss	(15,771)	(5,436)
Less: Net loss attributable to noncontrolling interest	-	(952)
Net loss attributable to 1-800-FLOWERS.COM, Inc.	$(15,771)	$(4,484)

Basic and diluted net loss per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.24)	$(0.07)

Basic and diluted weighted average shares used in the calculation of net loss per common share	65,081	64,825

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	October 2, 2016	September 27, 2015

Net loss	$(15,771)	$(5,436)
Other comprehensive income (currency translation)	95	158
Comprehensive loss	(15,676)	(5,278)

Less:
Net loss attributable to noncontrolling interest	-	(952)
Other comprehensive income (currency translation) attributable to noncontrolling interest	-	87
Comprehensive net loss attributable to noncontrolling interest	-	(865)

Comprehensive loss attributable to 1-800-FLOWERS.COM, Inc.	$(15,676)	$(4,413)

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	October 2, 2016	September 27, 2015

Operating activities:
Net loss	$(15,771)	$(5,436)
Reconciliation of net loss to net cash used in operating activities, net of acquisitions/dispositions:
Depreciation and amortization	7,997	7,972
Amortization of deferred financing costs	374	414
Deferred income taxes	(703)	(740)
Foreign equity method investment impairment	-	1,728
Impairment of iFlorist	-	1,879
Fire related gain	-	(19,611)
Bad debt expense	188	454
Stock-based compensation	1,774	1,518
Other non-cash items	264	181
Changes in operating items:
Trade receivables	(23,886)	(13,152)
Insurance receivable	-	(449)
Inventories	(88,054)	(94,756)
Prepaid and other	(11,470)	(4,861)
Accounts payable and accrued expenses	(5,518)	(15,342)
Other assets	-	(75)
Other liabilities	(37)	45
Net cash used in operating activities	(134,842)	(140,231)

Investing activities:
Capital expenditures, net of non-cash expenditures	(4,703)	(6,224)
Net cash used in investing activities	(4,703)	(6,224)

Financing activities:
Acquisition of treasury stock	(2,964)	(4,717)
Proceeds from exercise of employee stock options	1	1
Proceeds from bank borrowings	125,000	141,903
Repayment of notes payable and bank borrowings	(3,563)	(16,685)
Net cash provided by financing activities	118,474	120,502

Net change in cash and cash equivalents	(21,071)	(25,953)
Cash and cash equivalents:
Beginning of period	27,826	27,940
End of period	$6,755	$1,987

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2016.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David Holdings, Inc. (“Harry & David”) on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2016, the Easter Holiday was on March 27th, and as a result, all revenue and EBITDA associated with this holiday was within the Company’s fiscal third quarter. In fiscal 2017, Easter falls on April 16th, which will result in the shift of some revenue and EBITDA from the Company’s third quarter to its fourth quarter.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. The Company adopted this standard prospectively to arrangements entered into, or materially modified, beginning on July 4, 2016. This adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” In order to simplify the presentation of debt issuance costs, ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, and not recorded as a separate asset. The Company adopted this standard effective July 4, 2016 and applied it retrospectively to all periods presented. The impact of the adoption of the new guidance was to reclassify $3.6 million of deferred financing costs previously included within “Other Assets” to “Long-term debt” in the consolidated balance sheets as of July 3, 2016.

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

In November 2015 the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for the Company’s fiscal year ending July 1, 2018, and interim periods within those annual periods. However, the FASB allowed early adoption of the standard, and the Company adopted this ASU as of December 27, 2015, and has reclassified all prior periods to be consistent with the requirements outlined in the ASU. This adoption had no impact on the financial statements presented within this form 10-Q.

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

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year. See “Recent Accounting Pronouncements” above regarding the impact of our adoption of ASU No. 2015-03 and ASU No. 2015-17.

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share attributable to 1-800-FLOWERS.COM, Inc. is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share attributable to 1-800-FLOWERS.COM, Inc. is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss attributable to 1-800-FLOWERS.COM, Inc. for the three months ended October 2, 2016 and September 27, 2015, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Stock options	$114	$90
Restricted stock	1,660	1,428
Total	1,774	1,518
Deferred income tax benefit	703	561
Stock-based compensation expense, net	$1,071	$957

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Marketing and sales	$547	$607
Technology and development	100	228
General and administrative	1,127	683
Total	$1,774	$1,518

The following table summarizes stock option activity during the three months ended October 2, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 3, 2016	2,182,234	$2.49
Granted	-	$-
Exercised	(500)	$2.88
Forfeited	-	$-
Outstanding at October 2, 2016	2,181,734	$2.49	4.5	$14,616

Options vested or expected to vest at October 2, 2016	2,132,653	$2.49	4.5	$14,295
Exercisable at October 2, 2016	1,262,734	$2.45	4.3	$8,503

As of October 2, 2016, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.1 million and the weighted average period over which these awards are expected to be recognized was 2.7 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended October 2, 2016:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 3, 2016	2,017,069	$6.78
Granted	38,442	$9.45
Vested	(8,832)	$5.42
Forfeited	-	$-
Non-vested at October 2, 2016	2,046,679	$6.84

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of October 2, 2016, there was $6.0 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.8 years.

Note 4 – Disposition of Colonial Gifts Limited

During the quarter ended September 27, 2015, the Company’s management committed to a plan to sell its iFlorist business in order to focus its internal resources and capital on integrating and achieving synergy savings with respect to its acquisition of Harry & David, which was completed on September 30, 2014. As a result, the Company determined that the iFlorist business (disposal group) met the held for sale criteria, as prescribed by FASB ASC 360-10-45-9, as of September 27, 2015. As such, the Company compared iFlorist’s carrying amount ($3.4 million) to its fair value less cost to sell ($1.5 million), and recorded an impairment charge of $1.9 million during the period ended September 27, 2015. The Company recorded this impairment charge within “Other (income) expense, net” in the condensed consolidated statements of operations. During October 2015, the Company completed the sale of substantially all of the assets of iFlorist to Euroflorist AB (“Euroflorist”), a pan-European floral and gifting company headquartered in Malmo, Sweden. As consideration for the assets sold, the Company received an investment in Euroflorist with a fair value on the date of sale of approximately $1.5 million. (The Company will account for this investment using the cost method as it does not possess the ability to exercise significant influence over Euroflorist.) Upon completion of the sale of iFlorist during the quarter ended December 27, 2015, the Company recorded an additional loss on sale of $0.2 million.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	October 2, 2016	July 3, 2016
	(in thousands)
Finished goods	$107,689	$44,264
Work-in-process	29,162	24,573
Raw materials	54,531	34,491
	$191,382	$103,328

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)
Balance at October 2, 2016 and July 3, 2016	$17,441	$-	$60,226	$77,667

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

				October 2, 2016			July 3, 2016
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,858	$1,562	$7,420	$5,832	$1,588
Customer lists	3	-	10	21,144	16,266	4,878	21,144	15,960	5,184
Other	5	-	14	3,665	2,707	958	3,665	2,698	967
				32,229	24,831	7,398	32,229	24,490	7,739

Trademarks with indefinite lives				71,311	-	71,311	71,261	-	71,261
Total identifiable intangible assets				$103,540	$24,831	$78,709	$103,490	$24,490	$79,000

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2017 - $1.2 million, fiscal 2018 - $1.3 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million, fiscal 2021 - $1.0 million and thereafter - $2.6 million.

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

The Company’s equity method investments are comprised of a 32% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.1 million as of October 2, 2016 and July 3, 2016, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the quarters ended October 2, 2016 and September 27, 2015 was less than $0.1 million. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online ($1.2 million) was below its carrying value ($2.9 million) and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within the “Other (income) expense, net” line items in the Company’s consolidated statements of operations for the period ended September 27, 2015.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within the “Other assets” line item within the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million (including a $1.5 million investment in Euroflorist – see Note 4 above) as of October 2, 2016 and July 3, 2016.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the condensed consolidated balance sheets (see Note 10 below).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations.

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	October 2, 2016	July 3, 2016
	(in thousands)

Revolver (1)	$125,000	$-
Term Loan (1)	114,000	117,563
Deferred financing costs	(3,200)	(3,573)
Total debt	235,800	113,990
Less: current debt	146,375	19,594
Long-term debt	$89,425	$94,396

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

The 2014 Credit Facility requires that while any borrowings are outstanding the Company comply with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with these covenants as of October 2, 2016. Outstanding amounts under the 2014 Credit Facility bear interest at the Company’s option at either: (i) LIBOR, plus a spread of 175 to 250 basis points, as determined by the Company’s leverage ratio, or (ii) ABR, plus a spread of 75 to 150 basis points. The 2014 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $16.0 million – remainder of 2017, $21.4 million – 2018, $26.7 million – 2019 and $49.9 million– 2020.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	October 2, 2016	July 3, 2016
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	9,512	9,483
Building and building improvements	55,746	54,950
Leasehold improvements	21,717	21,584
Production equipment and furniture and fixtures	66,275	72,912
Computer and telecommunication equipment	60,957	52,737
Software	137,987	136,333
Capital projects in progress - orchards	8,957	8,513
Property, plant and equipment, gross	391,940	387,301
Accumulated depreciation and amortization	(223,754)	(215,939)
Property, plant and equipment, net	$168,186	$171,362

Note 10 - Fair Value Measurements

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements - Assets (Liabilities)
	Carrying Value	Level 1	Level 2	Level 3
			(in thousands)
Assets (liabilities) as of October 2, 2016:
Trading securities held in a “rabbi trust” (1)	$5,887	$5,887	$-	$-
	$5,887	$5,887	$-	$-
Assets (liabilities) as of July 3, 2016:
Trading securities held in a “rabbi trust” (1)	$4,852	$4,852	$-	$-
	$4,852	$4,852	$-	$-

(1)

The Company has established a Non-qualified Deferred Compensation Plan for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended October 2, 2016 was 35.4%, compared to 37.0% in the same period of the prior year. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits.  The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, partially offset by tax credits.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently being audited by the Internal Revenue Service for fiscal year 2014, however, fiscal years 2013 and 2015 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2012. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At October 2, 2016 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million.  The Company believes that $0.3 million of its unrecognized tax positions will be resolved over the next twelve months.

Note 12 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•     1-800-Flowers.com Consumer Floral,

•     BloomNet Wire Service, and

•     Gourmet Food and Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (*) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation and certain acquisition/integration costs, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Three Months Ended
Net Revenues:	October 2, 2016	September 27, 2015
	(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$75,215	$72,948
BloomNet Wire Service	20,964	21,549
Gourmet Food & Gift Baskets	69,814	61,592
Corporate	263	257
Intercompany eliminations	(427)	(305)
Total net revenues	$165,829	$156,041

	Three Months Ended
Operating Loss:	October 2, 2016	September 27, 2015
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$8,181	$7,549
Bloomnet Wire Service	7,279	6,915
Gourmet Food & Gift Baskets	(9,304)	(8,494)
Segment Contribution Margin Subtotal	6,156	5,970
Corporate (a)	(21,268)	(20,269)
Depreciation and amortization	(7,997)	(7,972)
Operating loss	$(23,109)	$(22,271)

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

Note 14. Fire at the Fannie May Warehouse and Distribution Facility

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during its fiscal 2015 holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited, impacting revenue and earnings during fiscal 2015, and lingering into fiscal 2016.

The following table reflects the costs related to the fire and the insurance recovery and associated gain as of September 27, 2015:

Fire-related Insurance Recovery
(in thousands)
Loss on inventory	$29,587
Other fire related costs	5,802
Total fire related costs	35,389
Less: fire related insurance recoveries	(55,000)
Fire related gain	$(19,611)

During the three months ended September 27, 2015, the Company and its insurance carrier reached final agreement regarding the Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which will be incurred until the Company moves back into its leased facility once the landlord completes repairs in December 2015. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the condensed consolidated statements of operations for the period ended September 27, 2015, as all the contingencies surrounding the payment have been resolved. Through September 27, 2015, the Company had received $30.0 million of the settlement from its insurance carrier, and received the remaining $25.0 million balance in October 2015.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA and adjusted net income (loss). (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A. In order to present comparable information, certain financial information for the three months ended September 27, 2015 is also being presented on a pro-forma basis.)

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$75,215	$72,948	3.1%
BloomNet Wire Service	20,964	21,549	-2.7%
Gourmet Food & Gift Baskets	69,814	61,592	13.3%
Corporate	263	257	2.3%
Intercompany eliminations	(427)	(305)	40.0%
Total net revenues	$165,829	$156,041	6.3%

Gross profit:
1-800-Flowers.com Consumer Floral	$30,499	$28,769	6.0%
	40.5%	39.4%

BloomNet Wire Service	11,794	11,766	0.2%
	56.3%	54.6%

Gourmet Food & Gift Baskets	28,751	26,632	8.0%
	41.2%	43.2%

Corporate (a)	343	342	0.3%
	130.4%	133.1%

Total gross profit	$71,387	$67,509	5.7%
	43.0%	43.3%

	Three Months Ended
EBITDA, excluding stock- based compensation:	October 2, 2016	Reported September 27, 2015	Integration Costs	Adjusted September 27, 2015	As Adjusted % Change

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$8,181	$7,549	$-	$7,549	8.4%
BloomNet Wire Service	7,279	6,915	-	6,915	5.3%
Gourmet Food & Gift Baskets	(9,304)	(8,494)	-	(8,494)	-9.5%
Category Contribution Margin Subtotal	6,156	5,970	-	5,970	3.1%
Corporate (a)	(21,268)	(20,269)	828	(19,441)	-9.4%
EBITDA	$(15,112)	$(14,299)	$828	$(13,471)	-12.2%
Add: Stock-based compensation	1,774	1,518	-	1,518	-16.9%
EBITDA, excluding stock-based compensation	$(13,338)	$(12,781)	$828	$(11,953)	-11.6%

Reconciliation of GAAP net loss to Adjusted loss attributable to 1-800-FLOWERS.COM, Inc.:
	Three Months Ended
	October 2, 2016	September 27, 2015

GAAP net loss	$(15,771)	$(5,436)
Less: Net loss attributable to noncontrolling interest	-	(952)
Loss attributable to 1-800-FLOWERS.COM, Inc.	(15,771)	(4,484)
Adjustments to reconcile loss attributable to 1-800-FLOWERS.COM, Inc. to Adjusted loss attributable to 1-800-FLOWERS.COM, Inc.
Add back: Loss on sale/impairment of iFlorist	-	1,879
Add back: Impairment of foreign equity method investment	-	1,728
Add back: Harry & David integration costs	-	828
Deduct: Gain from insurance recovery on warehouse fire	-	(19,611)
Deduct income tax effect of adjustments	-	5,352
Adjusted loss attributable to 1-800-FLOWERS.COM, Inc.	$(15,771)	$(14,308)

GAAP loss per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic and diluted	$(0.24)	$(0.07)

Adjusted loss per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic and diluted	$(0.24)	$(0.22)

Weighted average shares used in the calculation of GAAP loss and Adjusted loss per common share attributable to 1-800-FLOWERS.COM, Inc
Basic and diluted	65,081	64,825

Reconciliation of GAAP net loss attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA, excluding stock-based compensation(b):
	Three Months Ended
	October 2, 2016	September 27, 2015

Loss attributable to 1-800-FLOWERS.COM, Inc.	$(15,771)	$(4,484)
Add:
Interest expense, net	1,301	2,357
Depreciation and amortization	7,997	7,972
Loss on sale/impairment of iFlorist	-	1,879
Impairment of foreign equity method investment	-	1,728
Less:
Net loss attributable to noncontrolling interest	-	952
Income tax benefit	8,639	3,188
Gain from insurance recovery on warehouse fire	-	19,611
EBITDA	(15,112)	(14,299)
Add: Integration costs	-	828
Adjusted EBITDA	(15,112)	(13,471)
Add: Stock-based compensation	1,774	1,518
Adjusted EBITDA, excluding stock-based compensation	$(13,338)	$(11,953)

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

Results of Operations

Net Revenues

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$107,084	$104,697	2.3%
Other	58,745	51,344	14.4%
Total net revenues	$165,829	$156,041	6.3%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 6.3% during the three months ended October 2, 2016, compared to the same period of the prior year as a result of revenue growth within the Gourmet Foods & Gift Baskets and Consumer Floral segments, partially offset by a decline within the BloomNet Wire Service segment. Adjusting for the impact of the disposition of iFlorist in October 2015, pro-forma net revenues increased 6.8% during the three months ended October 2, 2016, in comparison to the same period of the prior year.

E-commerce revenues (combined online and telephonic) increased by 2.3% during the three months ended October 2, 2016, compared to the same period of the prior year, as a result of growth within the Consumer Floral and Gourmet Foods & Gift Baskets segments. During the three months ended October 2, 2016, the Company fulfilled approximately 1,572,000 orders through its e-commerce sales channels (online and telephonic sales), compared to approximately 1,545,000 during the same period of the prior year, while the average order value increased to $68.13 during the three months ended October 2, 2016 from $67.76 during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased by 14.4% during the three months ended October 2, 2016, compared to the same period of the prior year, as a result of growth within the Gourmet Food and Gift Baskets segment, attributable to a combination of timing of wholesale shipments and wholesale/retail comp store growth. This increase was partially offset by a timing related decline in BloomNet wholesale product volume.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations, as well as iFlorist, a UK based e-commerce retailer of floral products (through the date of its disposition in October 2015). Net revenues increased 3.1%, during the three months ended October 2, 2016, in comparison to the same period of the prior year, as a result of an increase in order volume for the Company’s 1-800-Flowers.com brand. Adjusting for the impact of the disposition of iFlorist in October 2015, for the three months ended October 2, 2016, pro-forma net revenues for the 1800-Flowers.com Consumer Floral segment increased 4.2% in comparison to the same period of the prior year.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues decreased 2.7% during the three months ended October 2, 2016 compared to the same period of the prior year primarily reflecting the timing of some product shipments to wholesale accounts which shifted from the first quarter into the second quarter.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May, Harry London, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenues increased 13.3% during the three months ended October 2, 2016 compared to the same period of the prior year. Approximately half of the revenue growth within the segment was attributable to the early shipment of holiday gift basket orders at the request of some of the Company’s wholesale customers. Revenue growth for the period also benefited from double digit increases at the Company’s Cheryl’s and The Popcorn Factory brands as well as positive same store sales in its Fannie May business where initiatives to enhance the brand’s performance have begun to take hold.

Gross Profit

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)

Gross profit	$71,387	$67,509	5.7%
Gross margin %	43.0%	43.3%

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

Gross profit increased 5.7% during the three months ended October 2, 2016, compared to the same period of the prior year, as a result of the aforementioned revenue growth. Gross margin percentage decreased 30 basis points to 43.0% during the three months ended October 2, 2016, primarily due to the product mix shift associated with the aforementioned early shipment of gift basket orders to Gourmet Foods and Gift Baskets wholesale customers, in comparison to the same period of the prior year

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 6.0% during the three months ended October 2, 2016, in comparison to the same period of the prior year, while gross margin percentage increased 110 basis points to 40.5% reflecting the efficient use of promotional marketing programs as well as reductions in shipping costs.

The BloomNet Wire Service segment gross profit during the three months ended October 2, 2016 was consistent with the same period of the prior year, as the revenue decline referred to above was offset by gross margin percentage improvement of 170 basis points to 56.3%, as a result of sales mix.

The Gourmet Food & Gift Baskets segment gross profit increased 8.0% during the three months ended October 2, 2016, compared to the same period of the prior year, due to the increase in revenue noted above. Gross profit margin of 41.2%, reflects the product mix associated with the aforementioned early shipment of gift basket orders to wholesale customers, resulting in a decrease of 200 basis points in comparison to the same period of the prior year.

Marketing and Sales Expense

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)

Marketing and sales	$55,078	$52,526	4.9%
Percentage of net revenues	33.2%	33.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 4.9% during the three months ended October 2, 2016, compared to the same period of the prior year, primarily due to increased marketing spending in preparation for the upcoming holiday season, as well as increases in service center and other labor costs.

Technology and Development Expense

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)

Technology and development	$9,488	$9,311	1.9%
Percentage of net revenues	5.7%	6.0%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 1.9% during the three months ended October 2, 2016, compared to the same period of the prior year, as a result of increased license and maintenance costs related to system monitoring, security and website platforms.

General and Administrative Expense

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)

General and administrative	$21,933	$19,971	9.8%
Percentage of net revenues	13.2%	12.8%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 9.8% during the three months ended October 2, 2016, compared to the same period of the prior year, primarily as a result of increased labor and health insurance costs in fiscal 2017, partially offset by one-time integration costs incurred during the three months ended September 27, 2015.

Depreciation and Amortization Expense

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)

Depreciation and amortization	$7,997	$7,972	0.3%
Percentage of net revenues	4.8%	5.1%

Depreciation and amortization expense for the three months ended October 2, 2016 was consistent with the same period of the prior year.

Interest Expense, net

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)

Interest expense, net	$1,451	$1,891	-23.3%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt for details regarding the 2014 Credit Facility), net of income earned on the Company’s available cash balances.

Interest expense, net decreased during the three months ended October 2, 2016 in comparison to the same period of the prior year, as a result of scheduled repayments of term debt.

Other income, net

	Three Months Ended
	October 2, 2016	September 27, 2015	% Change
	(dollars in thousands)

Other income, net	$(150)	$(15,538)	-99.0%

Other income, net for the three months ended October 2, 2016 consists primarily of an increase in the value of assets within the Company’s Non-Qualified Deferred Compensation Plan, partially offset by a decrease in the Company’s equity interest in Flores Online.

Other income, net for the three months ended September 27, 2015 consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire, offset by a $1.9 million impairment of iFlorist assets held for sale (see Note 4 ), a $1.7 million impairment of the Flores Online investment, and a decline in the value of Non-Qualified Deferred Compensation Plan investments.

Income Taxes

The Company recorded income tax benefit of $8.6 million and $3.2 million during the three months ended October 2, 2016, and September 27, 2015, respectively. The Company’s effective tax rate during the three months ended October 2, 2016 was 35.4%, compared to 37.0% in the same period of the prior year. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, offset by tax credits. At October 2, 2016 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that $0.3 million of its unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Cash Flows

At October 2, 2016, the Company had working capital of $26.7 million, including cash and cash equivalents of $6.8 million, compared to working capital of $45.8 million, including cash and cash equivalents of $27.8 million, at July 3, 2016.

Net cash used in operating activities of $134.8 million for the three months ended October 2, 2016, was primarily attributable to the Company’s net loss during the period, as well as seasonal changes in working capital, including increases in inventory, receivables and prepaid expenses related to the upcoming holiday season and timing of accounts payable and accrued expense payments, partially offset by non-cash charges for depreciation/amortization and stock based compensation.

Net cash used in investing activities of $4.7 million for the three months ended October 2, 2016, was primarily attributable to capital expenditures related to the Company's technology infrastructure, and Gourmet Foods & Gift Baskets production equipment.

Net cash provided by financing activities of $118.5 million for the three months ended October 2, 2016 was primarily from net revolving credit facility borrowings of $125.0 million required to fund working capital needs, partially offset by the acquisition of $3.0 million of treasury stock and $3.6mm of term debt repayment. The Company expects that all borrowings under its revolving credit facility will be repaid by the end of the fiscal second quarter.

Credit Facility

See Note 8 - Debt in Item 1 for details regarding the 2014 Credit Facility.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2014 Credit Facility will be a sufficient source of liquidity. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of October 2, 2016, $9.1 million remained authorized under the plan. On October 4, 2016 the Company’s Board of Directors authorized an additional increase to the stock repurchase plan, restoring the amount available for repurchase to $25 million.

Contractual Obligations

There have been no material changes outside the ordinary course of business related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended July 3, 2016.

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to revenue recognition, accounts receivable, inventory, goodwill, other intangible assets and long-lived assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since July 3, 2016.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. The Company adopted this standard prospectively to arrangements entered into, or materially modified, beginning on July 4, 2016. This adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” In order to simplify the presentation of debt issuance costs, ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, and not recorded as a separate asset. The Company adopted this standard effective July 4, 2016 and applied it retrospectively to all periods presented. The impact of the adoption of the new guidance was to reclassify $3.6 million of deferred financing costs previously included within “Other Assets” to “Long-term debt” in the consolidated balance sheets as of July 3, 2016.

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

In November 2015 the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for the Company’s fiscal year ending July 1, 2018, and interim periods within those annual periods. However, the FASB allowed early adoption of the standard, and the Company adopted this ASU as of December 27, 2015, and has reclassified all prior periods to be consistent with the requirements outlined in the ASU. This adoption had no impact on the financial statements presented within this form 10-Q.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended July 3, 2016 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 million during the quarter ended October 2, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of October 2, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended October 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 3, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In June 2015, the Company’s Board of Directors authorized an increase of $25 million to its stock repurchase plan. As of October 2, 2016, $9.1 million remained authorized under the plan. On October 4, 2016 the Company’s Board of Directors authorized an additional increase to the stock repurchase plan, restoring the amount available for repurchase to $25 million.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2017, which includes the period July 4, 2016 through October 2, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)

	(in thousands, except average price paid per share)

07/04/16 - 07/31/16	95.0	$9.31	95.0	$11,161
08/01/16 - 08/28/16	100.0	$9.31	100.0	$10,227
08/29/16 - 10/02/16	123.6	$9.21	123.6	$9,085

Total	318.6	$9.27	318.6

(1) Average price per share excludes commissions and other transaction fees.

(2) Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.24	Nonqualified Supplemental Deferred Compensation Plan dated December 21, 2010. *
10.25	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and James F. McCann** (Current report on form 8-K filed on October 6, 2016, Exhibit 10.1)
10.26	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and Christopher G. McCann** (Current report on form 8-K filed on October 6, 2016, Exhibit 10.2)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

* Filed herewith.

** Incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 14, 2016	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: November 14, 2016	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)