Form 10-Q
period 2017-01-01
1 800 FLOWERS COM INC
filed 2017-02-10
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

or

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

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 6, 2017:

Class A common stock: 35,586,054

Class B common stock: 29,983,004

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	January 1, 2017	July 3, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,992	$27,826
Trade receivables, net	57,866	19,123
Inventories	93,412	103,328
Prepaid and other	19,597	16,382
Total current assets	284,867	166,659

Property, plant and equipment, net	168,655	171,362
Goodwill	77,667	77,667
Other intangibles, net	78,368	79,000
Other assets	9,443	8,253
Total assets	$619,000	$502,941

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,538	$35,201
Accrued expenses	127,033	66,066
Current maturities of long-term debt	5,750	19,594
Total current liabilities	182,321	120,861

Long-term debt	105,270	94,396
Deferred tax liabilities	34,137	35,517
Other liabilities	10,504	9,581
Total liabilities	332,232	260,355
Total equity	286,768	242,586
Total liabilities and equity	$619,000	$502,941

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net revenues	$554,553	$548,381	$720,382	$704,422
Cost of revenues	297,559	295,798	392,001	384,330
Gross profit	256,994	252,583	328,381	320,092
Operating expenses:
Marketing and sales	119,876	119,539	174,954	172,065
Technology and development	9,849	9,845	19,337	19,156
General and administrative	21,551	20,055	43,484	40,026
Depreciation and amortization	9,167	8,761	17,164	16,733
Total operating expenses	160,443	158,200	254,939	247,980
Operating income	96,551	94,383	73,442	72,112
Interest expense, net	2,154	2,162	3,605	4,053
Other (income) expense, net	1	242	(149)	(15,296)
Income before income taxes	94,396	91,979	69,986	83,355
Income tax expense	31,467	30,495	22,828	27,307
Net income	62,929	61,484	47,158	56,048
Less: Net loss attributable to noncontrolling interest	-	(55)	-	(1,007)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$62,929	$61,539	47,158	$57,055

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.97	$0.95	$0.72	$0.88

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.93	$0.92	$0.70	$0.85

Weighted average shares used in the calculation of net income per common share:
Basic	65,172	64,669	65,112	64,747
Diluted	67,754	66,979	67,778	67,220

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27,2015
Net income	$62,929	$61,484	$47,158	$56,048
Other comprehensive income/(loss) (currency translation)	(14)	79	81	237
Comprehensive income	62,915	61,563	47,239	56,285

Less:
Net loss attributable to noncontrolling interest	-	(55)	-	(1,007)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	-	-	-	87
Comprehensive net loss attributable to noncontrolling interest	-	(55)	-	(920)

Comprehensive income attributable to 1-800-FLOWERS.COM, Inc.	$62,915	$61,618	$47,239	$57,205

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	January 1, 2017	December 27, 2015

Operating activities:
Net income	$47,158	$56,048
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	17,164	16,733
Amortization of deferred financing costs	1,050	817
Deferred income taxes	(1,380)	(1,527)
Foreign equity method investment impairment	-	1,728
Loss on sale/impairment of iFlorist	-	2,138
Bad debt expense	656	641
Stock-based compensation	3,498	3,181
Other non-cash items	(400)	181
Changes in operating items:
Trade receivables	(39,399)	(62,657)
Insurance receivable	-	4,940
Inventories	9,916	(2,266)
Prepaid and other	(3,215)	1,572
Accounts payable and accrued expenses	75,304	90,290
Other assets	(35)	(106)
Other liabilities	(324)	(69)
Net cash provided by operating activities	109,993	111,644

Investing activities:
Capital expenditures, net of non-cash expenditures	(13,253)	(13,052)
Net cash used in investing activities	(13,253)	(13,052)

Financing activities:
Acquisition of treasury stock	(6,822)	(11,232)
Proceeds from exercise of employee stock options	267	563
Proceeds from bank borrowings	181,000	178,000
Repayment of notes payable and bank borrowings	(183,563)	(185,419)
Debt issuance costs	(1,456)	-
Net cash used in financing activities	(10,574)	(18,088)

Net change in cash and cash equivalents	86,166	80,504
Cash and cash equivalents:
Beginning of period	27,826	27,940
End of period	$113,992	$108,444

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2016.

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

In March 2016 the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has elected to early adopt the amendments in ASU 2016-09, beginning in the second quarter of fiscal year 2017. As a result, starting this quarter, stock-based compensation excess tax benefits are reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they were previously recognized in equity. This change resulted in the recognition of excess tax benefits against income tax expenses, rather than additional paid-in capital, of $0.8 million for the three and six months ended January 1, 2017. There was no impact on earnings per share since approximately 700,000 tax benefit shares for the three and six months ended January 1, 2017, previously associated with the APIC pool calculation, are no longer considered in the diluted share computation. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity. This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted.  Further, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. This change has been applied on a modified retrospective basis. The cumulative effect adjustment to retained earnings was not material to the financial statements. In addition, this ASU allows entities to withhold an amount up to an employees’ maximum individual statutory tax rate in the relevant jurisdiction, up from the minimum statutory requirement, without resulting in liability classification of the award. We adopted this change on a modified retrospective basis, with no impact to our consolidated financial statements. Finally, this ASU clarified that the cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This change does not have an impact on the Company’s consolidated financials as it conforms with its current practice.

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

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands, except per share data)
Numerator:
Net income	$62,929	$61,484	$47,158	$56,048
Less: Net loss attributable to noncontrolling interest	-	(55)		(1,007)
Income attributable to 1-800-FLOWERS.COM, Inc.	$62,929	$61,539	$47,158	$57,055

Denominator:
Weighted average shares outstanding	65,172	64,669	65,112	64,747
Effect of dilutive securities:
Employee stock options (1)	1,526	1,449	1,503	1,477
Employee restricted stock awards	1,056	861	1,163	996
	2,582	2,310	2,666	2,473

Adjusted weighted-average shares and assumed conversions	67,754	66,979	67,778	67,220

Net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.97	$0.95	$0.72	$0.88
Diluted	$0.93	$0.92	$0.70	$0.85

Note (1): The effect of options to purchase 0.0 and 0.1 million shares for the three and six months ended January 1, 2017 and 0.1 million shares for both the three and six months ended December 27, 2015, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
		(in thousands)
Stock options	$113	$112	$227	$202
Restricted stock	1,611	1,551	3.271	2,979
Total	1,724	1,663	3,498	3,181
Deferred income tax benefit	438	481	1,141	1,042
Stock-based compensation expense, net	$1,286	$1,182	$2,357	$2,139

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
		(in thousands)
Marketing and sales	$495	$588	$1,042	$1,195
Technology and development	96	92	196	319
General and administrative	1,133	983	2,260	1,667
Total	$1,724	$1,663	$3,498	$3,181

The following table summarizes stock option activity during the six months ended January 1, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 3, 2016	2,182,234	$2.49
Granted	-	$-
Exercised	(51,500)	$5.20
Forfeited	-	$-
Outstanding at January 1, 2017	2,130,734	$2.43		$17,632

Options vested or expected to vest at January 1, 2017	2,130,734	$2.43		$17,632
Exercisable at January 1, 2017	1,461,734	$2.31		$12,261

As of January 1, 2017, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.1 million and the weighted average period over which these awards are expected to be recognized was 2.4 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended January 1, 2017:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 3, 2016	2,017,069	$6.78
Granted	793,728	$9.89
Vested	(720,519)	$6.70
Forfeited	(421,656)	$9.84
Non-vested at January 1, 2017	1,668,622	$7.52

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of January 1, 2017, there was $8.3 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

Note 4 – Disposition of Colonial Gifts Limited ("iFlorist")

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	January 1, 2017	July 3, 2016
	(in thousands)
Finished goods	$43,612	$44,264
Work-in-process	18,459	24,573
Raw materials	31,341	34,491
Total inventory	$93,412	$103,328

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)
Balance at January 1, 2017 and July 3, 2016	$17,441	$-	$60,226	$77,667

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

				January 1, 2017			July 3, 2016
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,884	$1,536	$7,420	$5,832	$1,588
Customer lists	3	-	10	21,144	15,664	5,480	21,144	15,960	5,184
Other	5	-	14	3,665	3,624	41	3,665	2,698	967
Total intangible assets with determinable lives				32,229	25,172	7,057	32,229	24,490	7,739

Trademarks with indefinite lives				71,311	-	71,311	71,261	-	71,261
Total identifiable intangible assets				$103,540	$25,172	$78,368	$103,490	$24,490	$79,000

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2017 - $0.8 million, fiscal 2018 - $1.3 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million, fiscal 2021 - $1.0 million and thereafter - $2.7 million.

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

The Company’s equity method investments are comprised of a 29.0% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.1 million as of January 1, 2017 and July 3, 2016, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and six months ended January 1, 2017 and December 27, 2015 was less than $0.1 million. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online ($1.2 million) was below its carrying value ($2.9 million) and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within the “Other (income) expense, net” line items in the Company’s consolidated statements of operations for the period ended December 27, 2015.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within the “Other assets” line item within the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million (including a $1.5 million investment in Euroflorist – see Note 4 above) as of January 1, 2017 and July 3, 2016.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	January 1, 2017	July 3, 2016
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	115,000	117,563
Deferred financing costs	(3,980)	(3,573)
Total debt	111,020	113,990
Less: current debt	5,750	19,594
Long-term debt	$105,270	$94,396

(1) On December 23, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Amended Credit Agreement”) with JPMorgan Chase Bank as administrative agent, and a group of lenders. The 2016 Amended Credit Agreement amends and restates the Company’s existing credit agreement, dated as of September 30, 2014 (the “2014 Agreement”) to, among other things, extend the maturity date of the $115.0 million outstanding term loan ("Term Loan") and the revolving credit facility (the "Revolver") by approximately two years to December 23, 2021. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on April 2, 2017, with escalating principal payments, at the rate of 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four, and 15% in year five, with the remaining balance of $61.8 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%,  based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investmetns and make certain restricted payments. The Company was in compliance with these covenants as of January 1, 2017. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $2.9 million – remainder of fiscal 2017, $7.2 million – fiscal 2018, $10.1 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 million thereafter.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	January 1, 2017	July 3, 2016
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	9,564	9,483
Building and building improvements	55,915	54,950
Leasehold improvements	21,934	21,584
Production equipment and furniture and fixtures	67,639	72,912
Computer and telecommunication equipment	63,024	52,737
Software	142,634	136,333
Capital projects in progress - orchards	8,486	8,513
Property, plant and equipment, gross	399,985	387,301
Accumulated depreciation and amortization	(231,330)	(215,939)
Property, plant and equipment, net	$168,655	$171,362

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements - Assets (Liabilities)
	Carrying Value	Level 1	Level 2		Level 3
		(in thousands)
Assets (liabilities) as of January 1, 2017:
Trading securities held in a “rabbi trust” (1)	$6,098	$6,098	$		$
	$6,098	$6,098	$		$
Assets (liabilities) as of July 3, 2016:
Trading securities held in a “rabbi trust” (1)	$4,852	$4,852		$-		$-
	$4,852	$4,852		$-		$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and six months ended January 1, 2017 was 33.3% and 32.6% respectively, compared to 33.2% and 32.8% in the same periods of the prior year. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate of 35% due to state income taxes, which were more than offset by various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company’s early adoption of ASU 2016-09. (see Note 1 above). The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, which were more than offset by tax credits, including, but not limited to, research and development credits.

.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company concluded its U.S. federal examination for fiscal 2014, however, fiscal years 2013 and 2015 remain subject to U.S. federal examination. Due to ongoing state examinations and non-conformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2012. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At January 1, 2017 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that $0.3 million of its unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Six Months Ended
Net Revenues:	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
		(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$97,808	$94,826	$173,023	$167,774
BloomNet Wire Service	20,502	19,674	41,466	41,223
Gourmet Food & Gift Baskets	436,870	434,317	506,684	495,910
Corporate	316	298	579	555
Intercompany eliminations	(943)	(734)	(1,370)	(1,040)
Total net revenues	$554,553	$548,381	$720,382	$704,422

	Three Months Ended		Six Months Ended
Operating Income:	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
		(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$13,128	$11,733	$21,309	$19,283
Bloomnet Wire Service	8,189	7,355	15,468	14,270
Gourmet Food & Gift Baskets	104,624	103,874	95,320	95,379
Segment Contribution Margin Subtotal	125,941	122,962	132,097	128,932
Corporate (a)	(20,223)	(19,818)	(41,491)	(40,087)
Depreciation and amortization	(9,167)	(8,761)	(17,164)	(16,733)
Operating income	$96,551	$94,383	$73,442	$72,112

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

During the three months ended September 27, 2015, the Company and its insurance carrier reached final agreement, and during the three months ended December 27, 2015, the Company received all remaining proceeds from its Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which was incurred until the Company moved back into its leased facility. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the condensed consolidated statements of operations for the period ended December 27, 2015, as all the contingencies surrounding the payment had been resolved.

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA and adjusted net income. (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A. In order to present comparable information, certain financial information for the six months ended December 27, 2015, is also being presented on a pro-forma basis.)

	Three Months Ended
	January 1, 2017	December 27, 2015	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$97,808	$94,826	3.1%
BloomNet Wire Service	20,502	19,674	4.2%
Gourmet Food & Gift Baskets	436,870	434,317	0.6%
Corporate	316	298	6.0%
Intercompany eliminations	(943)	(734)	-28.5%
Total net revenues	$554,553	$548,381	1.1%

Gross profit:
1-800-Flowers.com Consumer Floral	$40,300	$38,218	5.4%
	41.2%	40.3%

BloomNet Wire Service	12,310	11,204	9.9%
	60.0%	56.9%

Gourmet Food & Gift Baskets	204,185	202,976	0.6%
	46.7%	46.7%

Corporate (a)	199	185	7.6%
	63.0%	62.1%

Total gross profit	$256,994	$252,583	1.7%
	46.3%	46.1%

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$13,128	$11,733	11.9%
BloomNet Wire Service	8,189	7,355	11.3%
Gourmet Food & Gift Baskets	104,624	103,874	0.7%
Category Contribution Margin Subtotal	125,941	122,962	2.4%
Corporate (a)	(20,223)	(19,818)	-2.0%

EBITDA	105,718	$103,144	2.5%

Add: Stock-based compensation	1,724	1,663	-3.7%

EBITDA, excluding stock-based compensation	$107,442	$104,807	2.5%

	Six Months Ended
	January 1, 2017	December 27, 2015	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$173,023	$167,774	3.1%
BloomNet Wire Service	41,466	41,223	0.6%
Gourmet Food & Gift Baskets	506,684	495,910	2.2%
Corporate	579	555	4.4%
Intercompany eliminations	(1,370)	(1,040)	-31.7%
Total net revenues	$720,382	$704,422	2.3%

Gross profit:
1-800-Flowers.com Consumer Floral	$70,799	$66,987	5.7%
	40.9%	39.9%

BloomNet Wire Service	24,104	22,970	4.9%
	58.1%	55.7%

Gourmet Food & Gift Baskets	232,936	229,607	1.4%
	46.0%	46.3%

Corporate (a)	542	528	2.7%
	93.6%	95.1%

Total gross profit	$328,381	$320,092	2.6%
	45.6%	45.4%

	Six Months Ended
EBITDA, excluding stock-based compensation	January 1, 2017	Reported December 27, 2015	Harry & David Integration Costs	As Adjusted December 27, 2015	As Adjusted % Change

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$21,309	$19,283	$-	$19,283	10.5%
BloomNet Wire Service	15,468	14,270	-	14,270	8.4%
Gourmet Food & Gift Baskets	95,320	95,379	-	95,379	-0.1%
Category Contribution Margin Subtotal	132,097	128,932	-	128,932	2.5%
Corporate (a)	(41,491)	(40,087)	828	(39,259)	-5.7%
					-
EBITDA	90,606	88,845	828	89,673	1.0%

Add: Stock-based compensation	3,498	3,181		3,181	-10.0%

EBITDA, excluding stock-based compensation	$94,104	$92,026	$828	$92,854	1.3%

Reconciliation of GAAP net income to Adjusted income attributable to 1-800-FLOWERS.COM, Inc.:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015

GAAP net income	$62,929	$61,484	$47,158	$56,048
Less: Net income attributable to noncontrolling interest	-	(55)	-	(1,007)
Income attributable to 1-800-FLOWERS.COM, Inc.	62,929	61,539	47,158	57,055
Adjustments to reconcile income attributable to 1-800-FLOWERS.COM, Inc. to adjusted income attributable to 1-800-FLOWERS.COM, Inc.
Deduct: Gain from insurance recovery on warehouse fire	-	-	-	19,611
Add back: Loss on sale/impairment of iFlorist	-	242	-	2,121
Add back: Impairment of foreign equity method investment	-	-	-	1,728
Add back: Harry & David integration costs	-	-	-	828
Add back: income tax expense effect of adjustments	-	-	-	5,353
Adjusted income attributable to 1-800-FLOWERS.COM, Inc.	$62,929	$61,781	$47,158	$47,474

GAAP income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.97	$0.95	$0.72	$0.88
Diluted	$0.93	$0.92	$0.70	$0.85

Adjusted income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.97	$0.96	$0.72	$0.73
Diluted	$0.93	$0.92	$0.70	$0.71

Weighted average shares used in the calculation of GAAP income and Adjusted income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	65,172	64,669	65,112	64,747
Diluted	67,754	66,979	67,778	67,220

Reconciliation of GAAP income attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA, excluding stock-based compensation (b):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015

Income attributable to 1-800-FLOWERS.COM, Inc.	$62,929	$61,539	$47,158	$57,055
Add:
Interest expense, net	2,155	2,162	3,456	4,519
Depreciation and amortization	9,167	8,761	17,164	16,733
Income tax expense	31,467	30,495	22,828	27,307
Loss on sale/impairment of iFlorist	-	242	-	2,121
Impairment of foreign equity method investment	-	-	-	1,728
Less:
Net loss attributable to noncontrolling interest	-	55	-	1,007
Gain from insurance recovery on warehouse fire	-	-	-	19,611
EBITDA	105,718	103,144	90,606	88,845
Add: Integration costs	-	-	-	828
Adjusted EBITDA	105,718	103,144	90,606	89,673
Add: Stock-based compensation	1,724	1,663	3,498	3,181
Adjusted EBITDA, excluding stock-based compensation	$107,442	$104,807	$94,104	$92,854

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

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$420,594	$412,261	2.0%	$527,678	$516,958	2.1%
Other	133,959	136,120	-1.6%	192,704	187,464	2.8%
Total net revenues	$554,553	$548,381	1.1%	$720,382	$704,422	2.3%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. Net revenues increased 1.1% and 2.3% during the three  and six months ended January 1, 2017, compared to the same periods of the prior year, reflecting growth across all three of the Company's segments, particularly within 1-800-Flowers.com Consumer Floral and BloomNet. While the Gourmet Food & Gift Baskets segment recorded revenue growth during the quarter, and on a year-to-date basis, even while scaling back its seasonal store counts, total revenue growth in this segment, and for the Company as a whole, was muted by slower growth within the Harry & David brand, which accounts for approximately half of the Company's total revenues during the quarter.

E-commerce revenues (combined online and telephonic) increased by 2.0% and 2.1%, during the three and six months ended January 1, 2017, respectively, compared to the same periods of the prior year, as a result of growth within the Consumer Floral and Gourmet Foods & Gift Baskets segments, as discussed in further detail below. During the three months ended January 1, 2017, the Company fulfilled approximately 5,263,000 orders through its e-commerce sales channels (online and telephonic sales) at an average value of $79.92, compared to approximately 5,304,000 orders at an average order value of $77.73 during the same period of the prior year.  During the six months ended January 1, 2017, the Company fulfilled approximately 6,780,000 orders through its e-commerce sales channels (online and telephonic sales) at an average order value of $77.83, compared to  approximately 6,786,000 orders at an average value of $76.18 during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues decreased by 1.6% during the three months ended January 1, 2017, compared to the same period of the prior year, as a result of lower sales within the Gourmet Food and Gift Baskets segment, attributable to the timing of orders for certain customers who requested delivery of product in the Company's first quarter, as well as a reduction in Harry & David seasonal store locations in comparison to the prior year, partially offset by an increases in the BloomNet segment revenues driven by improvements in membership fees and ancillary services. Other revenues increased by 2.8% during the six months ended January 1, 2017, compared to the same period of the prior year, due to wholesale growth within the Gourmet Food and Gift Baskets segment and membership and ancillary service increases within the Bloomnet segment.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations, as well as iFlorist, a UK based e-commerce retailer of floral products (through the date of its disposition in October 2015). Net revenues increased 3.1%, during the three and six months ended January 1, 2017, in comparison to the same periods of the prior year, primarily as a result of improved Holiday volume due to enhanced merchandise assortments, and efforts to increase its "everyday" business, including birthdays, anniversaries, and "just because".  Adjusting for the dispostion of iFlorist in October 2015, for the six months ended January 1, 2017, pro-forma net revenues for the 1-800-Flowers Consumer Floral segment increased 3.7% in comparison to the same period of the prior year.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 4.2% and 0.6% during the three and six months ended January 1, 2017, respectively, compared to the same periods of the prior year, primarily due to increased order volumes and an expanded offering of digital marketing and advertising programs, partially offset by a decline in wholesale products, due to unfavorable Christmas holiday volume.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May, Harry London, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May brand names, as well as wholesale operations. Net revenues increased 0.6% during the three months ended January 1, 2017, compared to the same period of the prior year, due to e-commerce growth in the Company’s Harry & David, Cheryl’s, 1-800-Baskets and The Popcorn Factory brands, partially offset by lower Harry & David retail store sales, reflecting a combination of a planned reduction in seasonal store count and declining customer traffic, as well as the timing of certain wholesale orders, which at customer request, were delivered in the first quarter of fiscal 2017. During the six months ended January 1, 2017, net revenues increased 2.2%, compared to the same period of the prior year, reflecting the aforementioned e-commerce growth across all brands, as well as higher wholesale volumes within the Fannie May and Harry & David brands, partially offset by  lower retail volume primarily due to the reduction in seasonal store count.

Gross Profit

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)

Gross profit	$256,994	$252,583	1.7%	$328,381	$320,092	2.6%
Gross margin %	46.3%	$46.1%		45.6%	45.4%

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

Gross profit increased 1.7% during the three months ended January 1, 2017, compared to the same period of the prior year, as a result of the aforementioned revenue growth and a 20 basis point improvement in gross margin percentage, to 46.3%, due to logistical and operational improvements within the Consumer Floral and Bloomnet segments. Gross margin percentage within the Gourmet Food and Gift Baskets segment of 46.7% was consistent with the prior year. Gross profit increased 2.6% during the six months ended January 1, 2017, compared to the same period of the prior year, as a result of the aforementioned revenue growth and a 20 basis point improvement in gross margin percentage, to 45.6%, due to logistical and operational improvements within the Consumer Floral and Bloomnet segments, partially offset by a decline in gross margin percentage within the Gourmet Food and Gift Baskets segment.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 5.4% and 5.7%, respectively, during the three and six months ended January 1, 2017, in comparison to the same periods of the prior year, while gross margin percentage increased 90 and 100 basis points to 41.2% and 40.9%, respectively, reflecting improved product sourcing and reductions in shipping costs due to continued improvements in ground transportation coverage.

The BloomNet Wire Service segment gross profit during the three and six months ended January 1, 2017 increased by 9.9% and 4.9%, respectively, in comparison with the same periods of the prior year, as the revenue increase referred to above was supplemented by gross margin percentage improvements of 300 and 40 basis points, to 60.1% and 58.1%, respectively, as a result of product mix.

The Gourmet Food & Gift Baskets segment gross profit increased 0.6% during the three months ended January 1, 2017, compared to the same period of the prior year, due to the increase in revenue noted above. Gross profit margin of 46.7% during the three months ended January 1, 2017 was consistent with the same period of the prior year. Gross profit increased 1.4% during the six months ended January 1, 2017, compared to the same period of the prior year, due to the increase in revenues noted above, partially offset by a 30 basis point decrease in gross margin percentage, reflecting product and channel mix, as well as increased promotions during the competitive holiday selling season.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)

Marketing and sales	$119,876	$119,539	0.3%	$174,954	$172,065	1.7%
Percentage of net revenues	21.6%	21.8%		24.3%	24.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 0.3% and 1.7%, respectively, during the three and six months ended January 1, 2017, compared to the same periods of the prior year, primarily due to increased advertising and marketing spending during the holiday season, partially offset by a decrease in labor costs due to a reduction in performance based bonuses, as well as reductions in retail store labor and facility costs associated with the year-over-year decrease in temporary "pop-up" retail store locations during the holiday period.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)

Technology and development	$9,849	$9,845	0.0%	$19,337	$19,156	0.9%
Percentage of net revenues	1.8%	1.8%		2.7%	2.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses during the three and six months ended January 1, 2017 were relatively consistent with the same periods of the prior year as increased license and maintenance costs related to system monitoring, security and website platforms were offset by reductions in labor costs.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)

General and administrative	$21,551	$20,055	7.5%	$43,484	$40,026	8.6%
Percentage of net revenues	3.9	3.7%		6.0%	5.7%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 7.5% and 8.6%, respectively, during the three and six months ended January 1, 2017, compared to the same periods of the prior year, primarily as a result of increased health insurance costs, partially offset by lower labor costs as a result of decreases in performance based bonuses, as well as one-time integration costs incurred during the three months ended September 27, 2015.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)

Depreciation and amortization	$9,167	$8,761	4.6%	$17,164	$16,733	2.6%
Percentage of net revenues	1.7	1.6%		2.4%	2.4%

Depreciation and amortization expense for the three and six months ended January 1, 2017 increased 4.6% and 2.6%, respectively, in comparison to the same periods of the prior year, as a result of recent increases in capital expenditures, primarily in support of the Company’s technology infrastructure.

Interest Expense, net

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)

Interest expense, net	$2,154	$2,162	-0.4%	$3,605	$4,053	-11.1%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (see Note 8 above for details), net of income earned on the Company’s available cash balances.

Interest expense, net during the three months ended January 1, 2017 was consistent with the same period of the prior year, as reductions in interest expense due to scheduled Term Loan re-payments was offset by a $0.3 million write-off of deferred financing costs as a result of amending the Company's 2014 credit facility.  Interest expense, net decreased 11.1% during the six months ended January 1, 2017 in comparison to the same period of the prior year, due to the reduction in the outstanding Term Debt due to principal payments during the year, partially offset by the aforementioned write-off of deferred financing costs.

Other (income) expense, net

	Three Months Ended			Six Months Ended
	January 1, 2017	December 27, 2015	% Change	January 1, 2017	December 27, 2015	% Change
	(dollars in thousands)

Other (income) expense, net	$1	$242	-99.6%	$(149)	$(15,296)	-99.0%

Other (income) expense, net for the three months ended January 1, 2017 primarily consists of income from the increase in the value of the Non-Qualified Deferred Compensation Plan investments, offset by a decrease in the Company’s equity interest in Flores Online. Other (income) expense, net for the three months ended December 27, 2015 consists primarily of a $0.2 million loss on the sale of iFlorist (see Note 4 above).

Other (income) expense, net for the six months ended January 1, 2017 consists primarily of income from the increase in the value of the Non-Qualified Deferred Compensation Plan investments, partially offset by a decrease in the Company’s equity interest in Flores Online. Other (income) expense, net for the six months ended September 27, 2015 consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire, offset by a $2.1 million impairment related to the sale of iFlorist (see Note 4 above), a $1.7 million impairment of the Flores Online investment (see Note 7 above), and a decline in the value of Non-Qualified Deferred Compensation Plan investments.

Income Taxes

The Company recorded income tax expense of $31.5 million and $22.8 million, respectively, during the three and six months ended January 1, 2017 and income tax expense of $30.5 million and $27.3 million, respectively during the three and six months ended December 27, 2015. The Company’s effective tax rate from operations for the three months and six months ended January 1, 2017 was 33.3% and 32.6% respectively, compared to 33.2% and 32.8% in the same periods of the prior year. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate of 35% due to state income taxes, which were more than offset by various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company’s early adoption of ASU 2016-09 (see Note 1 above). The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, and other permanent differences, which were more than offset by tax credits, including, but not limited to, research and development credits. At January 1, 2017 the Company has remaining unrecognized tax positions of approximately $0.6 million, including accrued interest and penalties of $0.1 million. The Company believes that $0.3 million of its unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Cash Flows

At January 1, 2017, the Company had working capital of $102.5 million, including cash and cash equivalents of $114.0 million, compared to working capital of $45.8 million, including cash and cash equivalents of $27.8 million, at July 3, 2016.

Net cash provided by operating activities of $110.0 million for the six months ended January 1, 2017, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization and stock based compensation, as well as seasonal changes in working capital, including holiday related inceases in accounts payable and accrued expenses, and reductions in inventory, partially offset by increases in receivables related to holiday season sales.

Net cash used in investing activities of $13.3 million for the six months ended January 1, 2017, was primarily attributable to capital expenditures related to the Company's technology infrastructure, and Gourmet Foods & Gift Baskets production equipment.

Net cash used in financing activities of $10.6 million for the six months ended January 1, 2017 was primarily due to net Term Loan repayments of $2.6 million, the acquisition of $6.8 million of treasury stock and $1.5mm of additional debt issuance costs related to the 2016 Amended Credit Agreement (see Note 8 above for details). All borrowings under the Company's revolving credit facility were repaid by the end of the fiscal second quarter.

Credit Facility

See Note 8 - Debt in Item 1 for details regarding the 2016 Amended Credit Agreement.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2016 Amended Credit Agreement will be a sufficient source of liquidity. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2018. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. As of January 1, 2017, $21.1 million remained authorized under the plan.

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

In March 2016 the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We have elected to early adopt the amendments in ASU 2016-09, beginning in the second quarter of fiscal year 2017. As a result, starting this quarter, stock-based compensation excess tax benefits are reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they were previously recognized in equity. This change resulted in the recognition of excess tax benefits against income tax expenses, rather than additional paid-in capital, of $0.8 million for the three and six months ended January 1, 2017. There was no impact on earnings per share since approximately 700,000 tax benefit shares for the three and six months ended January 1, 2017, previously associated with the APIC pool calculation, are no longer considered in the diluted share computation. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity. This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted.  Further, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. This change has been applied on a modified retrospective basis, nevertheless, the cumulative effect adjustment to retained earnings was not material to the financial statements. In addition, this ASU increased the threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction, up from the minimum statutory requirement. We adopted this change on a modified retrospective basis, with no impact to our consolidated financial statements. Finally, this ASU clarified that the cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity, whereas no such guidance previously existent. This change does not have an impact to our consolidated financials as it conforms with our current policies.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 million and $0.4 million during the three and six months ended January 1, 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of January 1, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended January 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. As of January 1, 2017, $21.1 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2017, which includes the period July 4, 2016 through January 1, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	(in thousands, except average price paid per share)

07/04/16 - 07/31/16	95.0	$9.31	95.0	$11,161
08/01/16 - 08/28/16	100.0	$9.31	100.0	$10,227
08/29/16 - 10/02/16	123.6	$9.21	123.6	$9,085
10/03/16 – 10/30/16	119.3	$9.33	119.3	$23,883
10/31/16 - 11/27/16	286.9	$9.41	286.9	$21,184
11/28/16 - 01/01/17	4.1	$10.48	4.1	$21,141

Total	728.9	$9.34	728.9

(1) Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation*
3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)**
3.3	Amendment No. 2 to Third Amended and Restated Certificate of Incorporation (Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2016, Exhibit 3.1)**
3.4	Amended and Restated By-laws (Registration Statement on Form S-1 (No. 333-78985) filed on May 21, 1999, Exhibit 3.3)**
3.5	Amendment No. 1 to Amended and Restated By-laws (Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2016, Exhibit 3.2)**
4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1	2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009, as amended as of October 28, 2011 and September 14, 2016)*
10.2	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of September 14, 2016)*
10.3

Amended and Restated Credit Agreement dated as of December 23, 2016 among 1-800-FLOWERS.COM, Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent*

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 10, 2017	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: February 10, 2017	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)