Form 10-Q
period 2017-04-02
1 800 FLOWERS COM INC
filed 2017-05-12
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "everging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 4, 2017:

Class A common stock: 35,352,095

Class B common stock: 29,983,004

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	April 2, 2017	July 3, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,765	$27,826
Trade receivables, net	21,549	19,123
Inventories	63,713	103,328
Prepaid and other	17,388	16,382
Assets held for sale	91,822	-
Total current assets	251,237	166,659

Property, plant and equipment, net	154,668	171,362
Goodwill	62,767	77,667
Other intangibles, net	61,441	79,000
Other assets	9,685	8,253
Total assets	$539,798	$502,941

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,457	$35,201
Accrued expenses	87,921	66,066
Current maturities of long-term debt	6,469	19,594
Liabilities held for sale	4,428	-
Total current liabilities	118,275	120,861

Long-term debt	103,300	94,396
Deferred tax liabilities	33,628	35,517
Other liabilities	9,225	9,581
Total liabilities	264,428	260,355
Total stockholders' equity	275,370	242,586
Total liabilities and stockholders' equity	$539,798	$502,941

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net revenues	$233,715	$234,207	$954,097	$938,629
Cost of revenues	140,134	137,486	532,135	521,816
Gross profit	93,581	96,721	421,962	416,813
Operating expenses:
Marketing and sales	70,158	71,502	245,112	243,567
Technology and development	10,254	9,903	29,591	29,059
General and administrative	20,962	21,006	64,446	61,032
Depreciation and amortization	8,492	7,546	25,656	24,279
Total operating expenses	109,866	109,957	364,805	357,937
Operating income (loss)	(16,285)	(13,236)	57,157	58,876
Interest expense, net	1,191	1,239	4,796	5,292
Other (income) expense, net	(421)	145	(570)	(15,151)
Income (loss) before income taxes	(17,055)	(14,620)	52,931	68,735
Income tax expense (benefit)	(5,925)	(5,494)	16,903	21,813
Net income (loss)	(11,130)	(9,126)	36,028	46,922
Less: Net loss attributable to noncontrolling interest	-	-	-	(1,007)
Net income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(11,130)	$(9,126)	$36,028	$47,929

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.17)	$(0.14)	$0.55	$0.74

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.	$(0.17)	$(0.14)	$0.53	$0.71

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	65,199	64,687	65,169	64,724
Diluted	65,199	64,687	67,747	67,053

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net income (loss)	$(11,130)	$(9,126)	$36,028	$46,922
Other comprehensive income/(loss) (currency translation)	(100)	(6)	(19)	231
Comprehensive income (loss)	(11,230)	(9,132)	36,009	47,153

Less:
Net loss attributable to noncontrolling interest	-	-	-	(1,007)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	-	-	-	87
Comprehensive net loss attributable to noncontrolling interest	-	-	-	(920)

Comprehensive income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(11,230)	$(9,132)	$36,009	$48,073

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	April 2, 2017	March 27, 2016

Operating activities:
Net income	$36,028	$46,922
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	25,656	24,279
Amortization of deferred financing costs	1,285	1,209
Deferred income taxes	(1,889)	(1,793)
Foreign equity method investment impairment	-	1,728
Loss on sale/impairment of iFlorist	-	2,121
Bad debt expense	935	973
Stock-based compensation	4,784	4,831
Other non-cash items	(227)	299
Changes in operating items:
Trade receivables	(13,595)	(15,090)
Insurance receivable	-	3,053
Inventories	892	(2,488)
Prepaid and other	(2,030)	156
Accounts payable and accrued expenses	9,670	10,453
Other assets	(34)	(47)
Other liabilities	(267)	412
Net cash provided by operating activities	61,208	77,018

Investing activities:
Capital expenditures, net of non-cash expenditures	(18,753)	(20,022)
Net cash used in investing activities	(18,753)	(20,022)

Financing activities:
Acquisition of treasury stock	(8,277)	(12,958)
Proceeds from exercise of employee stock options	268	700
Proceeds from bank borrowings	181,000	178,000
Repayment of notes payable and bank borrowings	(185,000)	(188,980)
Debt issuance costs	(1,507)	-
Other	-	(2)
Net cash used in financing activities	(13,516)	(23,240)

Net change in cash and cash equivalents	28,939	33,756
Cash and cash equivalents:
Beginning of period	27,826	27,940
End of period	$56,765	$61,696

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 2, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2016.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2016, the Easter Holiday was on March 27th, and as a result, all revenue and EBITDA associated with this holiday was within the Company’s fiscal third quarter. In fiscal 2017, Easter falls on April 16th, which will result in the shift of associated revenue and EBITDA from the Company’s third quarter to its fourth quarter.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year ending June 30, 2019. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has elected to early adopt the amendments in ASU 2016-09, beginning in the second quarter of fiscal year 2017. As a result, stock-based compensation excess tax benefits are reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they were previously recognized in equity. This change resulted in the recognition of excess tax benefits against income tax expenses, rather than additional paid-in capital, of $0.1 million and $0.9 million for the three and nine months ended April 2, 2017. There was no impact on earnings per share since approximately 700,000 tax benefit shares for the nine months ended April 2, 2017, previously associated with the APIC pool calculation, are no longer considered in the diluted share computation. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity. This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted.  Further, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The cumulative effect of this change, which was recorded as compensation expense in fiscal 2017, was not material to the financial statements. In addition, this ASU allows entities to withhold an amount up to an employees’ maximum individual statutory tax rate in the relevant jurisdiction, up from the minimum statutory requirement, without resulting in liability classification of the award. We adopted this change on a modified retrospective basis, with no impact to our consolidated financial statements. Finally, this ASU clarified that the cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This change does not have an impact on the Company’s consolidated financials as it conforms with its current practice.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01)," which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for the Company's fiscal year ending June 30, 2019, with early adoption permitted, and should be applied prospectively, We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04)," which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal year ending July 4, 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year. See “Recent Accounting Pronouncements” above regarding the impact of our adoption of ASU No. 2015-03 and ASU No. 2015-17.

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(in thousands, except per share data, unaudited)
Numerator:
Net income (loss)	$(11,130)	$(9,126)	$36,028	$46,922
Less: Net loss attributable to noncontrolling interest	-	-		(1,007)
Income attributable to 1-800-FLOWERS.COM, Inc.	$(11,130)	$(9,126)	$36,028	$47,929

Denominator:
Weighted average shares outstanding	65,199	64,687	65,169	64,724
Effect of dilutive securities:
Employee stock options (1)	-	-	1,511	1,428
Employee restricted stock awards	-	-	1,067	901
	-	-	2,578	2,329

Adjusted weighted-average shares and assumed conversions	65,199	64,687	67,747	67,053

Net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.17)	$(0.14)	$0.55	$0.74
Diluted	$(0.17)	$(0.14)	$0.53	$0.71

Note (1): The effect of options to purchase 0.0 and 0.1 million shares for the three and nine months ended April 2, 2017 and 0.1 million shares for both the three and nine months ended March 27, 2016, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note (2): As a result of the net loss from continuing operations attributable to 1-800-FLOWERS.COM, Inc. for the three months ended April 2, 2017 and March 27, 2016, there is no dilutive impact to the net loss per share calculation for the respective periods.

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
		(in thousands, unaudited)
Stock options	$110	$112	$337	$314
Restricted stock	1,176	1,538	4,447	4,517
Total	1,286	1,650	4,784	4,831
Deferred income tax benefit	387	491	1,528	1,533
Stock-based compensation expense, net	$899	$1,159	$3,256	$3,298

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
		(in thousands, unaudited)
Marketing and sales	$342	$586	$1,384	$1,781
Technology and development	71	91	267	411
General and administrative	873	973	3,133	2,639
Total	$1,286	$1,650	$4,784	$4,831

The following table summarizes stock option activity during the nine months ended April 2, 2017 (unaudited):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 3, 2016	2,182,234	$2.49
Granted	-	$-
Exercised	(51,500)	$5.20
Forfeited	-	$-
Outstanding at April 2, 2017	2,130,734	$2.43		$16,566

Options vested or expected to vest at April 2, 2017	2,130,734	$2.43		$16,566
Exercisable at April 2, 2017	1,471,734	$2.37		$11,530

As of April 2, 2017, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $1.0 million and the weighted average period over which these awards are expected to be recognized was 2.2 years.

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended April 2, 2017 (unaudited):

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 3, 2016	2,017,069	$6.78
Granted	814,406	$9.88
Vested	(885,502)	$6.83
Forfeited	(473,494)	$9.77
Non-vested at April 2, 2017	1,472,479	$7.50

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of April 2, 2017, there was $6.9 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

 Note 4 - Dispositions

Pending disposition of Fannie May

On March 15, 2017, the Company and Ferrero International S.A., a Luxembourg corporation (“Ferrero”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Ferrero will purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) (the “Acquisition”).  The aggregate consideration payable to the Company in exchange for all of the outstanding equity of Fannie May is $115.0 million in cash (subject to adjustment for seasonal working capital). The Purchase Agreement contains customary representations, warranties and covenants by the Company and Ferrero. The closing of the Acquisition is expected to be on May 30, 2017 and is subject to customary closing conditions, including applicable regulatory approvals, covenants to enter into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May related to the business of Fannie May and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

The Company determined that the Fannie May business (disposal group) met the held for sale criteria, as prescribed by FASB ASC 360-10-45-9, but did not meet the criteria to qualify as a discontinued operation. Further, per ASC 360-10-35-43, a disposal group classified as held for sale is initially measured at the lower of its carrying amount or fair value less cost to sell. The Company compared Fannie May's carrying amount to its fair value less estimated costs to sell, and determined that the disposal group should be measured at its carrying amount as of April 2, 2017.

The assets and liabilities of Fannie May are presented as "Assets held for sale" and "Liabilities held for sale" in the Company's condensed consolidated balance sheets as of April 2, 2017. The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Fannie May business to be disposed of as of April 2, 2017:

Fannie May - Held for sale assets and liabilities
(in thousands, unaudited)
Assets:
Trade receivables, net	9,325
Inventories	38,724
Prepaid and other	1,024
Property, plant and equipment, net	11,087
Goodwill (Note 1)	14,900
Other intangibles, net	16,572
Other assets	190
Total assets held for sale	$91,822

Liabilities:
Accounts payable	$1,387
Accrued expenses	1,264
Other liabilities	1,777
Total liabilities held for sale	$4,428

Note (1) - Per FASB ASC 350-20-40, when a portion of reporting unit that constitutes a business is to be disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal. The amount of goodwill to be included in that carrying amount shall be based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Fannie May represents a business as defined by FASB and is included in the Company's Gourmet Food & Gift Baskets reporting unit. As a result, we allocated goodwill of $14.9 million to the Fannie May business based on the relative fair value of Fannie May to the remaining Gourmet Food & Gift Baskets reporting unit. The Company estimated the fair value of the Gourmet Food & Gift Baskets reporting unit in a manner consistent with its significant accounting policy for goodwill, described in Item 15, Note 1 of the  Company’s annual report on Form 10-K for the fiscal year ended July 3, 2016.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	April 2, 2017	July 3, 2016
	(in thousands)
Finished goods	$30,602	$44,264
Work-in-process	26,800	24,573
Raw materials	6,311	34,491
Total inventory	$63,713	$103,328

Inventories to be disposed of as a result of the Fannie May disposition were included in "Assets held for sale" on the condensed consolidated balance sheet as of April 2, 2017, and accordingly, are not included in this table (see Note 4).

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets (1)	Total
	(in thousands)
Balance at July 3, 2016	$17,441	$-	$60,226	$77,667
Goodwill reclassified to assets held for sale (see Note 4)	-	-	14,900	14,900
Balance at April 2, 2017	$17,441	$-	$45,326	$62,767

(1)

The total carrying amount of goodwill for all periods in the table above is reflected net of $71.1 million of accumulated impairment charges, which were recorded in the Gourmet Food & Gift Baskets segment during fiscal 2009.

The Company’s other intangible assets consist of the following:

				April 2, 2017			July 3, 2016
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$5,911	$1,509	$7,420	$5,832	$1,588
Customer lists	3	-	10	12,184	7,920	4,264	21,144	15,960	5,184
Other	5	-	14	2,946	2,017	929	3,665	2,698	967
Total intangible assets with determinable lives				22,550	15,848	6,702	32,229	24,490	7,739

Trademarks with indefinite lives				54,739	-	54,739	71,261	-	71,261
Total identifiable intangible assets				$77,289	$15,848	$61,441	$103,490	$24,490	$79,000

Trademarks and customer lists to be disposed of as a result of the Fannie May disposition were included in "Assets held for sale" on the condensed consolidated balance sheet as of April 2, 2017, and accordingly, are not included in this table (see Note 4).

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2017 - $0.4 million, fiscal 2018 - $1.3 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million, fiscal 2021 - $0.6million and thereafter - $3.1million.

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

The Company’s equity method investment is comprised of a 29.0% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.1 million as of April 2, 2017 and July 3, 2016, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and nine months ended April 2, 2017 and March 27, 2016 was less than $0.1 million. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online ($1.2 million) was below its carrying value ($2.9 million) and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within the “Other (income) expense, net” line items in the Company’s consolidated statements of operations for the nine-months ended March 27, 2016.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within the “Other assets” line item within the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million (including a $1.5 million investment in Euroflorist – see Note 4) as of April 2, 2017 and July 3, 2016.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the condensed consolidated balance sheets (see Note 10).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations.

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	April 2, 2017	July 3, 2016
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	113,563	117,563
Deferred financing costs	(3,794)	(3,573)
Total debt	109,769	113,990
Less: current debt	6,469	19,594
Long-term debt	$103,300	$94,396

(1) On December 23, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Amended Credit Agreement”) with JPMorgan Chase Bank as administrative agent, and a group of lenders. The 2016 Amended Credit Agreement amended and restated the Company’s credit agreement dated as of September 30, 2014 (the “2014 Agreement”) to, among other things, extend the maturity date of the $115.0 million outstanding term loan ("Term Loan") and the revolving credit facility (the "Revolver") by approximately two years to December 23, 2021. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on April 2, 2017, with escalating principal payments, at the rate of 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four, and 15% in year five, with the remaining balance of $61.8 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%,  based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of April 2, 2017. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $1.5 million – remainder of fiscal 2017, $7.2 million – fiscal 2018, $10.1 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 million thereafter.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	April 2, 2017	July 3, 2016
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	9,564	9,483
Building and building improvements	56,407	54,950
Leasehold improvements	11,378	21,584
Production equipment and furniture and fixtures	44,887	72,912
Computer and telecommunication equipment	53,609	52,737
Software	123,800	136,333
Capital projects in progress - orchards	8,615	8,513
Property, plant and equipment, gross	339,049	387,301
Accumulated depreciation and amortization	(184,381)	(215,939)
Property, plant and equipment, net	$154,668	$171,362

Property, plant and equipment to be disposed of as a result of the Fannie May disposition were included in "Assets held for sale" on the condensed consolidated balance sheet as of April 2, 2017, and accordingly, are not included in this table (see Note 4).

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements - Assets (Liabilities)
	Carrying Value	Level 1	Level 2		Level 3
		(in thousands)
Assets (liabilities) as of April 2, 2017:
Trading securities held in a “rabbi trust” (1)	$6,538	$6,538	$		$
	$6,538	$6,538	$		$
Assets (liabilities) as of July 3, 2016:
Trading securities held in a “rabbi trust” (1)	$4,852	$4,852		$-		$-
	$4,852	$4,852		$-		$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company's effective tax rate from operations for the three months and nine months ended April 2, 2017 was 34.7% and 31.9% respectively, compared to 37.6% and 31.7% in the same respective periods of the prior year. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate of 35% due to various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company's early adoption of ASU 2016-09 (see Note 1), domestic production deductions and research and development credits, partially offset by state income taxes. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to the domestic production deduction and various tax credits such as employment credits and research and development credits that were renewed by U.S. Congress in December 2015, as well as the impact of the Company's reduced effective foreign tax rate in the UK resulting from the sale of iFlorist in October 2015, partially offset by state income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company concluded its U.S. federal examination for fiscal 2014, however, fiscal years 2015 and 2016 remain subject to U.S. federal examination. Due to ongoing state examinations and non-conformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2012. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At April 2, 2017 the Company has remaining unrecognized tax positions of approximately $0.4 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

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

Net revenues:	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$124,684	$113,182	$297,707	$280,956
BloomNet Wire Service	24,091	22,517	65,557	63,740
Gourmet Food & Gift Baskets	85,611	99,096	592,295	595,006
Corporate	260	262	839	817
Intercompany eliminations	(931)	(850)	(2,301)	(1,890)
Total net revenues	$233,715	$234,207	$954,097	$938,629

Operating Income:	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$15,863	$13,748	$37,172	$33,031
BloomNet Wire Service	8,245	7,747	23,713	22,017
Gourmet Food & Gift Baskets	(10,776)	(6,753)	84,544	88,626
Segment Contribution Margin Subtotal	13,332	14,742	145,429	143,674
Corporate (a)	(21,125)	(20,432)	(62,616)	(60,519)
Depreciation and amortization	8,492	7,546	25,656	24,279
Operating income (loss)	$(16,285)	$(13,236)	$57,157	$58,876

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

Note 14. Fire at the Fannie May Warehouse and Distribution Facility

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during its fiscal 2015 holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited, impacting revenue and earnings during fiscal 2015, and lingering into fiscal 2016.

The following table reflects the costs related to the fire and the insurance recovery and associated gain as of September 27, 2015:

Fire-related Insurance Recovery
(in thousands)
Loss on inventory	$29,587
Other fire related costs	5,802
Total fire related costs	35,389
Less: fire related insurance recoveries	(55,000)
Fire related gain	$(19,611)

During the three months ended September 27, 2015, the Company and its insurance carrier reached final agreement, and during the three months ended December 27, 2015, the Company received all remaining proceeds from its Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which was incurred until the Company moved back into its leased facility. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the condensed consolidated statements of operations for nine months ended March 27, 2016.

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

On March 15, 2017, the Company and Ferrero International S.A. entered into a Stock Purchase Agreement pursuant to which Ferrero will purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc.  The aggregate consideration payable to the Company in exchange for all of the outstanding equity of Fannie May is $115.0 million in cash (subject to adjustment for seasonal working capital). The closing of the Acquisition is expected to be on May 30, 2017 (see Note 4).

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA and adjusted net income. (Due to certain one-time items, the following Non-GAAP reconciliation tables have been included within MD&A. In order to present comparable information, certain financial information for the nine months ended March 27, 2016, is also being presented on a pro-forma basis.)

	Three Months Ended
	April 2, 2017	March 27, 2016	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$124,684	$113,182	10.2%
BloomNet Wire Service	24,091	22,517	7.0%
Gourmet Food & Gift Baskets	85,611	99,096	-13.6%
Corporate	260	262	-0.8%
Intercompany eliminations	(931)	(850)	-9.5%
Total net revenues	$233,715	$234,207	-0.2%

Gross profit:
1-800-Flowers.com Consumer Floral	$50,584	$45,974	10.0%
	40.6%	40.6%

BloomNet Wire Service	12,915	12,390	4.2%
	53.6%	55.0%

Gourmet Food & Gift Baskets	29,780	38,043	-21.7%
	34.8%	38.4%

Corporate (a)	302	314	-3.8%
	116.2%	119.8%

Total gross profit	$93,581	$96,721	-3.2%
	40.0%	41.3%

EBITDA, excluding stock-based compensation

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$15,863	$13,748	15.4%
BloomNet Wire Service	8,245	7,747	6.4%
Gourmet Food & Gift Baskets	(10,776)	(6,753)	-59.6%
Category Contribution Margin Subtotal	13,332	14,742	-9.6%
Corporate (a)	(21,125)	(20,432)	-3.4%
EBITDA	$(7,793)	$(5,690)	-37.0%
Add: Stock-based compensation	1,286	1,650	22.1%
EBITDA, excluding stock-based compensation	$(6,507)	$(4,040)	-61.1%

	Nine Months Ended
	April 2, 2017	March 27, 2016	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$297,707	$280,956	6.0%
BloomNet Wire Service	65,557	63,740	2.9%
Gourmet Food & Gift Baskets	592,295	595,006	-0.5%
Corporate	839	817	2.7%
Intercompany eliminations	(2,301)	(1,890)	-21.7%
Total net revenues	$954,097	$938,629	1.6%

Gross profit:
1-800-Flowers.com Consumer Floral	$121,383	$112,961	7.5%
	40.8%	40.2%

BloomNet Wire Service	37,019	35,360	4.7%
	56.5%	55.5%

Gourmet Food & Gift Baskets	262,716	267,650	-1.8%
	44.4%	45.0%

Corporate (a)	844	842	0.2%
	100.6%	103.1%

Total gross profit	$421,962	$416,813	1.2%
	44.2%	44.4%

	Nine Months Ended
EBITDA, excluding stock-based compensation	April 2, 2017	Reported March 27, 2016	Harry & David Integration Costs	As Adjusted March 27, 2016	As Adjusted % Change

Category Contribution Margin:
1-800-Flowers.com Consumer Floral	$37,172	$33,031	$-	$33,031	12.5%
BloomNet Wire Service	23,713	22,017	-	$22,017	7.7%
Gourmet Food & Gift Baskets	84,544	88,626	-	88,626	-4.6%
Category Contribution Margin Subtotal	145,429	143,674	-	143,674	1.2%
Corporate (a)	(62,616)	(60,519)	828	(59,691)	-4.9%
EBITDA	$82,813	$83,155	$828	$83,983	-1.4%
Add: Stock-based compensation	4,784	4,831	-	$4,831	1.0%
EBITDA, excluding stock-based compensation	$87,597	$87,986	$828	$88,814	-1.4%

Reconciliation of GAAP net income (loss) to Adjusted income (loss) attributable to 1-800-FLOWERS.COM, Inc.:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

GAAP net income (loss)	$(11,130)	$(9,126)	$36,028	$46,922
Less: Net income (loss) attributable to noncontrolling interest	-	-	-	(1,007)
Income (loss) attributable to 1-800-FLOWERS.COM, Inc.	(11,130)	(9,126)	36,028	47,929
Adjustments to reconcile income (loss) attributable to 1-800-FLOWERS.COM, Inc. to adjusted income (loss) attributable to 1-800-FLOWERS.COM, Inc.
Deduct: Gain from insurance recovery on warehouse fire				19,611
Add back: Loss on sale/impairment of iFlorist				2,121
Add back: Impairment of foreign equity method investment				1,728
Add back: Harry & David integration costs				828
Add back: income tax expense effect of adjustments				5,353
Adjusted income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(11,130)	$(9,126)	$36,028	$38,348

GAAP income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.17)	$(0.14)	$0.55	$0.74
Diluted	$(0.17)	$(0.14)	$0.53	$0.71

Adjusted income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.17)	$(0.14)	$0.55	$0.59
Diluted	$(0.17)	$(0.14)	$0.53	$0.57

Weighted average shares used in the calculation of GAAP income (loss) and Adjusted income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	65,199	64,687	65,169	64,724
Diluted	65,199	64,687	67,747	67,053

Reconciliation of GAAP income (loss) attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA, excluding stock-based compensation (b):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$(11,130)	$(9,126)	$36,028	$47,929
Add:
Interest expense, net	770	1,384	4,226	5,903
Depreciation and amortization	8,492	7,546	25,656	24,279
Income tax expense			16,903	21,813
Loss on sale/impairment of iFlorist				2,121
Impairment of foreign equity method investment				1,728
Less:
Net loss attributable to noncontrolling interest				1,007
Income tax benefit	5,925	5,494
Gain from insurance recovery on warehouse fire				19,611
EBITDA	(7,793)	(5,690)	82,813	83,155
Add: Integration costs				828
Adjusted EBITDA	(7,793)	(5,690)	82,813	83,983
Add: Stock-based compensation	1,286	1,650	4,784	4,831
Adjusted EBITDA, excluding stock-based compensation	$(6,507)	$(4,040)	$87,597	$88,814

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

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$177,729	$179,413	-0.9%	$705,407	$696,371	1.3%
Other	55,986	54,794	2.2%	248,690	242,258	2.7%
Total net revenues	$233,715	$234,207	-0.2%	$954,097	$938,629	1.6%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues during the three months ended April 2, 2017 were consistent with the same period of the prior year. This reflects lower year-over-year revenues in the Company's Gourmet Food & Gift Baskets segment, primarily due to the impact of the Easter holiday shifting into the Company's fiscal fourth quarter of Fiscal 2017, compared to Fiscal 2016, when Easter was in the Company's fiscal third quarter. The unfavorable revenues within the Gourmet Food & Gift Baskets segment were largely offset by strong revenue growth in the Company's Consumer Floral and BloomNet segments, driven by "everyday" gifting and leveraging the benefit of the favorable placement of the Valentine's Day holiday. Net revenues increased 1.6% during the nine months ended April 2, 2017, compared to the same period of the prior year, as a result of growth within the Company's Consumer Floral and BloomNet segments, due to "everyday" gifting and the favorable placement of the Valentine's Day holiday, partially offset by lower revenue within the Company's Gourmet Food and Gift Baskets segment due to the impact of the Easter holiday shift, in addition to a reduction in the number of Harry & David seasonal kiosks and pop-up locations and the closure of several underperforming retail stores. The revenue impact of the shift of the Easter holiday on the three and nine months ended April 2, 2017, in comparison to the same periods of the prior year, is approximately $13.0 million.

E-commerce revenues (combined online and telephonic) decreased by 0.9% during the three months ended April 2, 2017, compared to the same period of the prior year, as a result of lower year-over-year revenues in the Company's Gourmet Food and Gift Baskets segment, primarily due to the impact of the Easter holiday shifting into the Company's fiscal fourth quarter of Fiscal 2017, compared to Fiscal 2016, when Easter was in the Company's fiscal third quarter. This impact was largely offset by strong revenue growth in the Company's Consumer Floral segment, primarily attributable to the favorable placement of the Valentine's Day holiday. E-commerce revenues increased 1.3%, during the nine months ended April 2, 2017, compared to the same period of the prior year, as a result of growth in the Company's Consumer Floral segment, primarily attributable to increases in "everyday" volume, as well as the favorable placement of the Valentine's Day holiday. Growth within the Consumer Floral segment was partially offset by lower revenues within the Gourmet Food & Gift Baskets segment, primarily due to the impact of the Easter holiday shifting into the Company's fiscal fourth quarter this year. During the three months ended April 2, 2017, the Company fulfilled approximately 2,703,000 orders through its e-commerce sales channels (online and telephonic sales) at an average value of $65.75, compared to approximately 2,860,000 orders at an average order value of $62.74 during the same period of the prior year.  During the nine months ended April 2, 2017, the Company fulfilled approximately 9,395,000 orders through its e-commerce sales channels (online and telephonic sales) at an average order value of $75.08, compared to approximately 9,550,000 orders at an average value of $72.92 during the same period of the prior year.

Other revenues are comprised of the Company's BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues increased by 2.2% and 2.7% during the three and nine months ended April 2, 2017, respectively, compared to the same periods of the prior year, as a result of wholesale growth within the Gourmet Food and Gift Baskets segment and membership and ancillary service increases within the Bloomnet segment, partially offset by the timing of the Easter holiday and a reduction in the number of Harry & David seasonal kiosks and pop-up locations and the closure of several underperforming retail stores.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations, as well as iFlorist, a UK based e-commerce retailer of floral products (through the date of its disposition in October 2015). Net revenues increased 10.2% and 6.0%, during the three and nine months ended April 2, 2017, in comparison to the same periods of the prior year, primarily as a result higher order volume driven by the Company's ability to leverage the Tuesday date placement of Valentine's Day, in comparison to the prior year when Valentine's Day fell on a Sunday, as well as enhanced merchandise assortments, including the Flirty Feline® floral arrangement, and efforts to increase its "everyday" business, including birthdays, anniversaries, sympathy and "just because," partially offset by the timing of the Easter holiday, which shifted approximately $2.5 million of revenue into the fourth quarter of Fiscal 2017.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 7.0% and 2.9% during the three and nine months ended April 2, 2017, respectively, compared to the same periods of the prior year, primarily due to increased order volumes, partly due to the favorable Valentine's Day placement, and an expanded offering of digital marketing and advertising programs. Growth during the nine months ended April 2, 2017 was partially offset by a decline in wholesale products, due to unfavorable Christmas holiday volume.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman's, Stockyards, Cheryl's, Fannie May, Harry London, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company's e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl's and Fannie May brand names, as well as wholesale operations. Net revenues decreased 13.6% and 0.5% during the three and nine months ended April 2, 2017, compared to the same period of the prior year, as a result of the timing of the Easter holiday,  which shifted approximately $10.5 million of revenue into the fourth quarter of Fiscal 2017, as well as the timing of some Harry & David revenues related to the brand's Fruit of the Month Club shipments and a reduction in the number of Harry & David seasonal kiosks and pop-up locations and the closure of several underperforming retail stores, partially offset by e-commerce revenue growth across most brands, as well as higher wholesale volumes within the Fannie May, Harry & David and DesignPac brands.

Gross Profit

	Three Months Ended			Nine Months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change
	(dollars in thousands)

Gross profit	$93,581	$96,721	-3.2%	$421,962	$416,813	1.2%
Gross margin %	40.0%	41.3%		44.2%	44.4%

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

Gross profit decreased 3.2% during the three months ended April 2, 2017, compared to the same period of the prior year, as a result of the aforementioned revenue decline and a 130 basis point decrease in gross margin percentage, both the result of the later Easter, which shifted higher margin e-commerce and retail revenues into the fourth quarter of Fiscal 2017, in comparison to Fiscal 2016 when Easter fell in the third quarter. Gross profit increased 1.2% during the nine months ended April 2, 2017, compared to the same period of the prior year, as a result of the aforementioned revenue growth within the Consumer Floral and BloomNet segments, partially offset by a 20 basis point decline in gross margin percentage attributable to the Gourmet Food & Gift Baskets segment.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 10.0% and 7.5%, respectively, during the three and nine months ended April 2, 2017, in comparison to the same periods of the prior year, due to the revenue growth noted above. Gross margin percentage of 40.6% for the three months ended April 2, 2017 was consistent with the same period of the prior year, but increased 60 basis points to 40.8%, during the nine months ended April 2, 2017, as a result of improved product sourcing and reductions in shipping costs, due to improvements in ground transportation coverage.

The BloomNet Wire Service segment gross profit during the three and nine months ended April 2, 2017 increased by 4.2% and 4.7%, respectively, in comparison to the same periods of the prior year, due to the revenue increase referred to above. During the three months and nine months ended April 2, 2017, gross margin percentage was 53.6% and 56.5%, respectively, representing a decrease of 140 basis points, and an increase of 100 basis points, during the same periods of the prior year, as a result of product mix.

The Gourmet Food & Gift Baskets segment gross profit decreased 21.7% and 1.8%, while gross margin percentage declined 360 and 60 basis points, during the three and nine months ended April 2, 2017, compared to the same periods of the prior year, as a result of the aforementioned shift of the Easter Holiday, while gross margin percentage was also impacted by channel and product mix, and a decline in manufacturing productivity.

Marketing and Sales Expense

	Three Months Ended			Nine months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change
	(dollars in thousands)

Marketing and sales	$70,158	$71,502	-1.9%	$245,112	$243,567	0.6%
Percentage of net revenues	30.0%	30.5%		25.7%	25.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company's departments engaged in marketing, selling and merchandising activities.

Marketing and sales expenses decreased 1.9% during the three months ended April 2, 2017, primarily due to the shift of advertising and variable costs associated with the Easter selling season which moved into the Company's fiscal fourth quarter of Fiscal 2017, compared to Fiscal 2016, when Easter was in the Company's fiscal third quarter. As a percentage of net revenues, marketing and sales expenses decreased 50 and 20 basis points, to 30.0% and 25.7%, during the three and nine months ended April 2, 2017, respectively, compared to the same periods of the prior year, as a result of a decrease in labor costs due to a reduction in performance based bonuses, as well as reductions in labor and facility costs associated with the year-over-year decrease in the number of Harry & David seasonal kiosks and pop-up locations, and the closure of several underperforming retail stores.

Technology and Development Expense

	Three Months Ended			Nine months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change
	(dollars in thousands)

Technology and development	$10,254	$9,903	3.5%	$29,591	$29,059	1.8%
Percentage of net revenues	4.4%	4.2%		3.1%	3.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company's information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company's order entry, customer service, fulfillment and database systems.

Technology and development expenses, during the three and nine months ended April 2, 2017, increased 3.5% and 1.8%, respectively, compared to the same periods of the prior year, primarily due to increased license and maintenance costs related to system monitoring and security, and platform improvements, partially offset by lower labor costs, due to reduced headcount and a reduction in performance based bonuses.

General and Administrative Expense

	Three Months Ended			Nine months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change
	(dollars in thousands)

General and administrative	$20,962	$21,006	-0.2%	$64,446	$61,032	5.6%
Percentage of net revenues	9.0%	9.0%		6.8%	6.5%

General and administrative expense consists of payroll and other expenses in support of the Company's executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense, during the three months ended April 2, 2017, was consistent with the same period of the prior year, but increased 5.6%, during the nine months ended April 2, 2017, compared to the same period of the prior year, primarily as a result of increased health insurance costs, and an increase in headcount, partially offset by lower labor costs as a result of decreases in performance based bonuses, as well as one-time Harry and David integration costs incurred during the prior year.

Depreciation and Amortization Expense

	Three Months Ended			Nine months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change
	(dollars in thousands)

Depreciation and amortization	$8,492	$7,546	12.5%	$25,656	$24,279	5.7%
Percentage of net revenues	3.6	3.2%		2.7%	2.6%

Depreciation and amortization expense for the three and nine months ended April 2, 2017 increased 12.5% and 5.7%, respectively, in comparison to the same periods of the prior year, as a result of recent increases in capital expenditures, primarily in support of the Company's technology infrastructure.

Interest Expense, net

	Three Months Ended			Nine months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change
	(dollars in thousands)

Interest expense, net	$1,191	$1,239	-3.9%	$4,796	$5,292	-9.4%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company's credit facility (see Note 8), net of income earned on the Company's available cash balances.

Interest expense, net decreased 3.9% and 9.4% during the three and nine months ended April 2, 2017, respectively in comparison to the same periods of the prior year, due to the reduction in the outstanding Term Debt due to principal payments during the year, partially offset by a $0.3 million write-off of deferred financing costs as a result of amending the Company's credit facility in December 2016, and an overall increase in interest rates.

Other (income) expense, net

	Three Months Ended			Nine months Ended
	April 2, 2017	March 27, 2016	% Change	April 2, 2017	March 27, 2016	% Change

	(dollars in thousands)

Other (income) expense, net	$(421)	$145	-390.3%	$(570)	$(15,151)	-96.2%

Other (income) expense, net for the three months ended April 2, 2017 and March 27, 2016 consists primarily of income and losses resulting from changes in the value of the Company's Non-Qualified Deferred Compensation Plan investments.

Other (income) expense, net for the nine months ended April 2, 2017 consists primarily of income from the increase in the value of the Company's Non-Qualified Deferred Compensation Plan investments, partially offset by a decrease in the Company's equity interest in Flores Online, while Other (income) expense, net for the nine months ended September 27, 2015 consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire, offset by a $2.1 million impairment related to the sale of iFlorist (see Note 4), a $1.7 million impairment of the Company's investment in Flores Online (see Note 7), and a decline in the value of Non-Qualified Deferred Compensation Plan investments.

Income Taxes

The Company recorded income tax benefit of $5.9 million, and income tax expense of $16.9 million, respectively, during the three and nine months ended April 2, 2017, compared to an income tax benefit of $5.5 million and income tax expense of $21.8 million, respectively during the three and nine months ended March 27, 2016. The Company's effective tax rate from operations for the three months and nine months ended April 2, 2017 was 34.7% and 31.9% respectively, compared to 37.6% and 31.7% in the same respective periods of the prior year. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate of 35% due to various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company's early adoption of ASU 2016-09 (see Note 1), domestic production deductions and research and development credits, partially offset by state income taxes. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to the domestic production deduction and various tax credits such as employment credits and research and development credits that were renewed by U.S. Congress in December 2015, as well as the impact of the Company's reduced effective foreign tax rate in the UK resulting from the sale of iFlorist in October 2015, partially offset by state income taxes. At April 2, 2017 the Company has remaining unrecognized tax positions of approximately $0.4 million, including accrued interest and penalties of $0.1 million. The Company believes that none of its unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Cash Flows

At April 2, 2017, the Company had working capital of $133.0 million, including cash and cash equivalents of $56.8 million, and $87.4 million of net assets held for sale relating to the pending Fannie May transaction, compared to working capital of $45.8 million, including cash and cash equivalents of $27.8 million, at July 3, 2016.

Net cash provided by operating activities of $61.2 million for the nine months ended April 2, 2017, was primarily attributable to the Company's net income during the period, adjusted by non-cash charges for depreciation/amortization and stock based compensation, partially offset by seasonal changes in working capital, including an increase in trade receivables and prepaids, partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities of $18.8 million for the nine months ended April 2, 2017, was primarily attributable to capital expenditures related to the Company's technology infrastructure and Gourmet Foods & Gift Baskets production equipment.

Net cash used in financing activities of $13.5 million for the nine months ended April 2, 2017 was primarily due to net Term Loan repayments of $4.0 million, the acquisition of $8.3 million of treasury stock and $1.5mm of additional debt issuance costs related to the 2016 Amended Credit Agreement (see Note 8). All borrowings under the Company's revolving credit facility were repaid by the end of the fiscal second quarter.

Credit Facility

See Note 8 - Debt for details regarding the 2016 Amended Credit Agreement.

Despite the current challenging economic environment, the Company believes that cash flows from operations along with available borrowings from its 2016 Amended Credit Agreement will be a sufficient source of liquidity. Due to the seasonal nature of the Company's business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company's second fiscal quarter, is expected to generate nearly 50% of the Company's annual revenues, and all of its earnings. As a result, the Company generates significant cash from operations during its second quarter, and then utilizes that cash for operating needs during its fiscal third and fourth quarters. During the fourth quarter of Fiscal 2017, the Company expects to close on the sale of its Fannie May transaction (see Note 4 - Dispositions for details regarding the pending sale of Fannie May).  The terms of the Company's 2016 Credit Facility provide for the reinvestment of such sale proceeds within a 24 month period following closing.  Until such time, or until the Company reinvests such proceeds, the proceeds  from the sale will be used for working capital needs, reducing the amount that the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases during its first and second quarter of fiscal 2018. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season is expected to enable the Company to repay any working capital borrowings prior to the end of December.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. As of April 2, 2017, $19.7 million remained authorized under the plan.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year ending June 30, 2019. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has elected to early adopt the amendments in ASU 2016-09, beginning in the second quarter of fiscal year 2017. As a result, stock-based compensation excess tax benefits are reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they were previously recognized in equity. This change resulted in the recognition of excess tax benefits against income tax expenses, rather than additional paid-in capital, of $0.1 million and $0.9 million for the three and nine months ended April 2, 2017. There was no impact on earnings per share since approximately 700,000 tax benefit shares for the nine months ended April 2, 2017, previously associated with the APIC pool calculation, are no longer considered in the diluted share computation. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity. This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted.  Further, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The cumulative effect of this change, which was recorded as compensation expense in fiscal 2017, was not material to the financial statements. In addition, this ASU allows entities to withhold an amount up to an employees’ maximum individual statutory tax rate in the relevant jurisdiction, up from the minimum statutory requirement, without resulting in liability classification of the award. We adopted this change on a modified retrospective basis, with no impact to our consolidated financial statements. Finally, this ASU clarified that the cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This change does not have an impact on the Company’s consolidated financials as it conforms with its current practice

.In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year ending July 4, 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01)," which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for the Company's fiscal year ending June 30, 2019, with early adoption permitted, and should be applied prospectively, We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04)," which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal year ending July 4, 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 million and $0.6 million during the three and nine months ended April 2, 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of April 2, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended April 2, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. As of April 2, 2017, $19.7 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2017, which includes the period July 4, 2016 through April 2, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	(in thousands, except average price paid per share)

07/04/16 - 07/31/16	95.0	$9.31	95.0	$11,161
08/01/16 - 08/28/16	100.0	$9.31	100.0	$10,227
08/29/16 - 10/02/16	123.6	$9.21	123.6	$9,085
10/03/16 – 10/30/16	119.3	$9.33	119.3	$23,883
10/31/16 - 11/27/16	286.9	$9.41	286.9	$21,184
11/28/16 - 01/01/17	4.1	$10.48	4.1	$21,141
01/02/17 - 01/29/17	59.5	$10.11	59.5	$20,538
01/30/17 - 02/26/17	90.3	$9.43	90.3	$19,656
02/27/17 - 04/02/17	-	$-	-	$19,656

Total	878.7	$9.40	878.7

(1) Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Stock purchase agreement dated as of March 15, 2017, by and among 1-800-Flowers.com, Inc. and Ferrero International S.A. (Current Report on Form 8-k filed with the Securities and Exchange Commision on March 20, 2017, Exhibit 2.1)**
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

* Filed herewith.

** Incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 12, 2017	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: May 12, 2017	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)