Form 10-K
period 2017-07-02
1 800 FLOWERS COM INC
filed 2017-09-15
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3117311 (I.R.S. Employer Identification No.)
One Old Country Road, Carle Place, New York, 11514 (Address of principal executive offices) (Zip code)	(516) 237-6000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Class A common stock, par value $0.01 per share	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 30, 2016, was approximately $359,428,000. The registrant has no non-voting common stock.

36,297,731

(Number of shares of class A common stock outstanding as of September 5, 2017)

28,581,203

(Number of shares of class B common stock outstanding as of September 5, 2017)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended July 2, 2017

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gourmet food and floral gifts for all occasions. For the past 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s Celebrations suite of services including Celebrations Passport Free Shipping Program, Celebrations Rewards and Celebrations Reminders, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. In 2017, 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers list. This prestigious list, compiled annually by the National Retail Federation (NRF), ranks the nation’s fastest-growing retailers by year-over-year domestic sales growth. Earlier in the year, the Company was named as the Gold Winner for The Golden Bridge Awards in the “New Products and Services” category for the company’s groundbreaking implementation of an artificial intelligence-powered online gift concierge, GWYN, and was awarded the Gold Stevie “e-Commerce Customer Service” Award, recognizing the company’s innovative use of online technologies and social media to service the needs of customers. In addition, 1-800-FLOWERS.COM, Inc. was recognized as one of Internet Retailer’s Top 300 B2B e-commerce companies in 2015 and was also recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. The Company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-Flowers.com was named a winner of the “Best Companies to Work for in New York State” Award by The New York Society for Human Resource Management (NYS-SHRM).

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200) or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541- 2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); gift baskets and towers from 1-800- Baskets.com® (www.1800baskets.com); premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); and top quality steaks and chops from Stock Yards® (www.stockyards.com).

On May 30, 2017, the Company completed the sale of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) to Ferrero International S.A., a Luxembourg corporation (“Ferrero”), for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. The working capital adjustment was finalized prior to the issuance of these financial statements and resulted in a reduction in the purchase price by $11.4 million. The Company recorded a gain on the sale of $14.6 million, which is included within “Other (income) expense, net” in the Company’s consolidated statements of income for the fiscal year 2017. The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May related to the business of Fannie May and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

On November 27, 2014, a fire occurred at the Company's Maple Heights, Ohio warehouse and distribution facility. While the fire did not cause any injuries, the building was severely damaged, rendering it inoperable for the key calendar 2014 holiday season, and all Fannie May and Harry London confections in the facility were destroyed. As a result, the Company had limited supplies of its Fannie May Fine Chocolates and Harry London Chocolates products available in its retail stores as well as for its ecommerce and wholesale channels during the fiscal 2015 holiday season. While the Company implemented contingency plans to increase production for Fannie May Fine Chocolates and Harry London Chocolates products at its production facility in Canton, Ohio and to shift warehousing and distribution operations to alternate Company facilities, product availability was severely limited, impacting subsequent revenue and earnings. The Company recovered the retail value of its inventory lost to the fire through its property and business interruption policies, recognizing a gain of $19.6 million upon settlement of the claim in fiscal 2016. As noted above, on May 30, 2017, the Company sold its Fannie May subsidiary to Ferrero.

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

1-800-FLOWERS.COM, a leading florist and gift shop, offers a broad range of truly original gifts through a multi-channel strategy, making it easy for millions of customers to deliver smiles for every occasion. Complementing its retail, telephonic and ecommerce channels, 1-800-FLOWERS.COM is a pacesetter in social and mobile platforms, pioneering award-winning marketing programs and applications. As a result, the Company has developed relationships with customers who purchase products for both a wide range of celebratory gifting occasions as well as for everyday personal use. The Company offers a broad selection of unique products that a customer could expect to find in a high-end florist and gift shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware, gourmet gift baskets, and fruit bouquet arrangements. The Company has also significantly expanded its presence in the gourmet food and gift baskets category, which the Company has identified as having significant revenue and earnings growth potential, through a combination of organic initiatives and strategic acquisitions. The addition of Harry & David in September 2014 accelerated the Company’s strategy to leverage its leadership position built in the floral gifting category to create what is fast becoming a leading position in the growing Gourmet Foods and Gift Baskets category.

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

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, as well as gift-quality fruit baskets. This extension of gift offerings helps our customers in all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. The Company’s consolidated customer database and multi-brand website is designed to benefit all of its brands by further enhancing the Company’s position as the leading, one-stop destination for all of our customers’ gifting and celebratory needs.

The Company believes its brands are characterized by:

●

Convenience. All of the Company’s product offerings can be purchased through the Company’s website via desktop or mobile devices, as well as through Alexa, Facebook Messenger, or through the Company’s own, AI powered gift concierge “Gwyn”, which leverages IBM’s Watson platform to engage customers in a natural-language conversation to help guide them to the perfect gift across all of our brands. For those customers who prefer a personal gift advisor to assist them, the Company’s toll-free telephone numbers are available 24 hours a day, seven days a week.

●

Quality. High-quality products are critical to the Company’s continued brand strength and are integral to the brand loyalty that it has built over the years. The Company offers its customers a 100% satisfaction guarantee on all of its products.

●

Delivery Capability. The Company has developed a market-proven fulfillment infrastructure that allows delivery on a same-day, next-day and any-day basis throughout the world. Key to the Company’s fulfillment capability is an innovative “hybrid” model which combines BloomNet (comprised of independent florists operating retail flower shops, Company-owned stores, and franchised stores), with its manufacturing and distribution centers located across the country, and third-party vendors who ship directly to the Company’s customers.

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
Direct-to-consumer provider of creatively carved fresh fruit arrangements.
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

Although the Company’s family of brands maintain their own sense of identity, the Company has created a holistic approach towards examining and operating the entire enterprise. A key feature of this approach is that the Company proactively shares best practices across all of its operational and functional areas, utilizing centers of excellence focused identifying initiatives designed to enhance top and bottom-line growth opportunities.

The Company believes that these initiatives and its continued focus on the following core values will drive long-term profitable growth:

●

Know and Take Care of Our Customer - by providing the right products and the best services with consistent, excellent quality and value to help them express themselves and deliver smiles In 2017, 1-800-Flowers.com was awarded the Gold Stevie “e-Commerce Customer Service” Award, recognizing the company’s innovative use of online technologies and social media to service the needs of customers.

●

Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2015, the Company completed the purchase of Harry & David and in order to finance the acquisition entered into a credit agreement consisting of a term loan and a new revolving credit facility, assuring capital availability and future flexibility. In December 2016, the Company amended and restated the previous credit agreement to, among other things, extend the maturity date of the $115.0 million outstanding term loan and the revolving credit facility by approximately two years to December 23, 2021. In May 2017, the Company sold its underperforming Fannie May business, providing more than $100 million in cash.

●

Continue to Innovate and Invest for the Future - by investing in technology and new growth opportunities. During 2017, 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers list. This prestigious list, compiled annually by the National Retail Federation (NRF), ranks the nation’s fastest-growing retailers by year-over-year domestic sales growth. Earlier in the year, the Company was named the Gold Bridge winner for The Golden Bridge Awards in the “New Products and Services” category for the Company’s groundbreaking implementation of an artificial intelligence-powered online gift concierge, GYWN. 1-800-Flowers was named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites, and one of Internet Retailer’s Top 300 B2B e-commerce companies in 2015. In 2015, 1-800-FLOWERS.COM was named a winner of the “Best Companies to Work for in New York State” award by The New York Society for Human Resource Management (NYS-SHRM). The Company also continues to build on its reputation as an “innovator” and an “early adopter” of new technologies that can enhance customer engagement. This is illustrated by the Company’s initiatives in conversational commerce such as:

o	industry-first applications on Facebook’s Messenger platform;
o	voice-enabled skill on Amazon’s Alexa platform, and
o

the Company’s own, A.I.-powered, gift concierge “Gwyn” – which leverages IBM’s Watson platform to help us engage customers in a natural-language conversation to help guide them to the perfect gift across all of the Company’s brands.

Business Segments

The Company operates in the following three business segments: Consumer Floral, Gourmet Food and Gift Baskets, and BloomNet Wire Service. The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, FruitBouquets.com and Flowerama, while the Gourmet Food and Gift Baskets segment includes the operations of Harry & David (which includes Wolferman’s®, Moose Munch and Stockyards.com), Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, DesignPac and 1-800-Baskets. The BloomNet Wire Service segment includes the operations of BloomNet and Napco.

On May 30, 2017 the Company sold its Fannie May subsidiary which was previously included within the Gourmet Food and Gift Baskets segment – see Note 4. in Item 15 below for details.

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

During fiscal 2017, 2016 and 2015 approximately 1%, 1% and 2% respectively, of consolidated net revenue came from international sources.

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

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift baskets and containers, providing customers with a variety of assortments to choose from. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM® brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Harry & David is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® and MooseMunch® brands. The Company also licenses the Stockyards name through which it sells premium meats. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

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

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, increase customer acquisition, build customer loyalty, and encourage repeat purchases. The Company’s goal is to create a celebratory ecosystem that makes its brands synonymous with thoughtful gifting and to help our customers “send smiles” every day. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations and strategic relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base.

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities. For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for all of its brands to receive broad national exposure in front of an estimated 15 million viewers, while also being included in the Walk of Shame movie. Our “Imagine the Smiles” program recognizes and celebrates members of our local communities, who are deserving of a smile, while our “Summer of a Million Smiles” charitable efforts deliver smiles to local charities, communities and service initiatives across the country. And, in what can be considered one of the best compliments a brand can receive, 1-800-Flowers.com’s place in America’s cultural fabric was confirmed when the brand was featured in a great spoof on Mother’s Day family relations during a Saturday Night Live skit.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, by providing value-added loyalty programs such as Celebrations Rewards, Reminders and Passport and always investing and innovating how and where we engage with our customers. Examples of these efforts include the Company’s active social media presence, and use of new and innovative platforms to reach customers, whether it be GWYN's gift concierge functionality, which enables consumers to receive personalized gift suggestions, or Facebook’s Messenger, or Amazon’s Alexa voice-enabled platform. In addition, through customer panel research, the Company has created a number of signature products designed to increase everyday purchases, including the “a DOG-able™” and “Fabulous Feline™” collections, Cookie Flower and Emoji arrangements, Cookie Cards, Fruit Bouquets, as well as Harry & David’s signature Comice pears and MooseMunch popcorn, all of which build upon the Company’s efforts to offer unique products, a strategy which stems back to the Company’s earliest signature collections such as the still popular “Birthday Cake” and “Happy Hour” collections.

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

The Company’s Websites

The Company offers its products through its multi-branded 1-800-FLOWERS.COM (www.1800flowers.com) website. The Company’s customers can access all of its family of brands through “tabs” on this URL, as well as through the URL of any of our family of brands, all with full multi-brand functionality. Customers can come directly to the Company’s websites or be linked by one of the Company’s portal providers, search engine, affiliate or social media relationships. A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s Universal Resource Locators (“URL’s”).

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

Fulfillment and Manufacturing Operations

The Company’s customers primarily place their orders either online or over the telephone. The Company’s development of a hybrid fulfillment system, which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops and franchise florist shops), with the Company-owned distribution centers and vendors who ship directly to the Company’s customers. While providing a significant competitive advantage in terms of delivery options, the Company’s fulfillment system also has the added benefit of reducing the Company’s capital investments in inventory and infrastructure. All of the Company’s products are backed by a 100% satisfaction guarantee, and the Company’s business is not dependent on any single third-party supplier.

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

In addition to its florist designed product, the Company also offers its customers an alternative to florist designed products through its direct ship products fresh from the farm.

Gourmet Foods and Gift Baskets. The Company offers a wide array of premium branded signature baked products, confections, gift baskets, gourmet popcorn, giftable fruit towers and baskets through its Gourmet Food and Gift Baskets’ brands. The Company’s cookie and baked gifts are fulfilled from its 88,000 square foot baking facility in Westerville, Ohio, and from its 176,000 square foot freezer and distribution center in Obetz, Ohio, while its premium popcorn and related snack products are shipped from the Company’s 148,000 square foot manufacturing and distribution center located in Lake Forest, Illinois. Harry & David products are grown, manufactured and distributed primarily from its 1,103,000 square foot facilities in Medford, Oregon, supplemented by a 331,000 square foot distribution center in Hebron, Ohio. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, through its 250,000 square foot distribution center located in Melrose Park, Illinois. As of July 2, 2017, the Company operates 9 Cheryl’s and 44 Harry & David retail stores.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David on September 30, 2014, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2016 the Easter Holiday was on March 27th , and as a result, all revenue and EBITDA associated with this holiday was within the Company’s fiscal third quarter. In fiscal 2017, Easter was on April 16th, which resulted in the shift of some revenue and EBITDA from the Company’s third quarter to its fourth quarter. Easter falls on April 1st in 2018, which will result in the shift of all Easter-related revenue and EBITDA back to the Company’s third quarter of fiscal 2018.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFoods.com”, “The Popcorn Factory”, “Cheryl’s”, “Mrs. Beasley’s”, “Celebrations”, “Flowerama”, “DesignPac”, “Napco”, “Harry & David”, “Wolferman’s", “MooseMunch” and “Cushman’s”. The Company also has rights to numerous domain names, including www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.greatfoods.com, www.stockyards.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com and www.wolfermans.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of July 2, 2017, the Company had a total of 4,633 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The Company’s quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company’s future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

●	seasonality;
●	the retail economy;
●	the timing and effectiveness of marketing programs;
●	the timing of the introduction of new products and services;
●	the Company’s ability to find and maintain reliable sources for certain of its products;
●	the impact of severe weather or natural disasters on consumer demand;
●	the timing and effectiveness of capital expenditures;
●	the Company’s ability to enter into or renew online marketing agreements; and
●	competition.

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

Competition in the floral, plant, gift basket, gourmet food, and specialty gift industries is intense and a failure to respond to competitive pressure could result in lost revenues. There are many companies that offer products in these categories. In the floral category, the Company’s competitors include:

● retail floral shops, some of which maintain toll-free telephone numbers, and websites
● online floral retailers;
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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 2, 2017 that remain unresolved.

Item 2.     PROPERTIES

The table below lists the Company’s properties at July 2, 2017:

Location	Type	Principal Use	Square Footage	Ownership
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
McCook, IL	Warehouse	Distribution - Holiday storage	200,000	leased
Carle Place, NY	Office	Headquarters	80,500	leased
Boston, MA	Fulfillment Center	Distribution	13,000	leased
Fort Lauderdale, FL	Fulfillment Center	Distribution	10,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
New York, NY	Office	Administrative	3,700	leased
Bethpage, NY	Warehouse	Storage	500	leased
Miami, FL	Office	Administrative	900	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Obetz, OH	Warehouse	Distribution	176,000	leased
Obetz, OH	Warehouse	Storage - Holiday	62,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Cedar Falls, IA	Office	Administrative	3,300	leased
Central Point, OR	Warehouse	Storage	17,000	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1644 (acres)	owned
Jackson County, OR	Land	Fallow land	1677 (acres)	owned
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,103,000	owned
Medford, OR	Warehouse	Storage	411,000	leased
Atlanta, GA	Showroom	Showroom	7,800	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased

In addition to the above properties, the Company leases approximately 202,000 square feet for Company operated or franchised retail stores with lease terms typically ranging from 2 to 20 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended July 2, 2017 and July 3, 2016.

	High	Low
Year ended July 2, 2017
July 4, 2016 – October 2, 2016	$9.99	$8.78
October 3, 2016 – January 1, 2017	$11.40	$8.06
January 2, 2017 – April 2, 2017	$11.05	$8.67
April 3, 2017 – July 2, 2017	$11.30	$9.38

Year ended July 3, 2016
June 29, 2015 – September 27, 2015	$10.90	$7.92
September 28, 2015 – December 27, 2015	$10.88	$6.80
December 28, 2015 – March 27, 2016	$8.42	$6.11
March 28, 2016 – July 3, 2016	$8.38	$6.74

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2017 and fiscal 2016, 1,361,401 and 4,047,040 shares of Class B common stock, respectively, were converted into shares of Class A common stock.

Holders

As of September 5, 2017, there were approximately 255 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 5, 2017, there were approximately 8 stockholders of record of the Company’s Class B common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock.  Although the Company has no current intent to do so, the Company may choose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. The Company repurchased a total of $10.7 million (1,120,706 shares), $15.2 million (1,714,550 shares) and $8.4 million (1,056,038 shares) during the fiscal years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively, under this program. As of July 2, 2017, $17.2 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended July 2, 2017, which includes the period July 4, 2016 through July 2, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
	(in thousands, except average price paid per share)

07/04/16 - 07/31/16	95.0	$9.31	95.0	$11,161
08/01/16 - 08/28/16	100.0	$9.31	100.0	$10,227
08/29/16 - 10/02/16	123.6	$9.21	123.6	$9,085
10/03/16 - 10/30/16	119.3	$9.33	119.3	$23,883
10/31/16 - 11/27/16	286.9	$9.41	286.9	$21,184
11/28/16 - 01/01/17	4.1	$10.48	4.1	$21,141
01/02/17 - 01/29/17	59.5	$10.11	59.5	$20,538
01/30/17 - 02/26/17	90.3	$9.43	90.3	$19,686
02/27/17 - 04/02/17	-	$-	-	$19,656
04/03/17 - 04/30/17	-	$-	-	$19,656
05/01/17 - 05/28/17	92.4	$10.50	92.4	$18,713
05/29/17- 07/02/17	149.6	$9.89	149.6	$17,229
Total	1,120.7	$9.56	1,120.7

(1) Average price per share excludes commissions and other transaction fees.

(2) On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 2, 2017, July 3, 2016 and June 28, 2015 and the consolidated balance sheet data as of July 2, 2017 and July 3, 2016, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 29, 2014 and June 30, 2013, and the selected consolidated balance sheet data as of June 28, 2015, June 29, 2014 and June 30, 2013, are derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of income and balance sheet data. The Company acquired Harry & David in September 2014, acquired iFlorist in December 2013 (subsequently disposed in October 2015), Pingg Corp. in May 2013 (subsequently disposed of in June 2015), and Fine Stationery, Inc. in May 2011 (subsequently disposed of in June 2015). The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. In May 2017, the Company completed the disposition of its Fannie May business. The following data reflects the results of operations of these subsidiaries until their dates of disposition. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods and Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. As a result, the Company has classified the results of Winetasting Network as discontinued operations for fiscal 2014, 2013 and 2012. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	July 2, 2017	July 3, 2016	June 28, 2015	June 29, 2014	June 30, 2013
Consolidated Statement of Income Data:	(in thousands, except per share data)

Net revenues	$1,193,625	$1,173,024	$1,121,506	$756,345	$735,497
Cost of revenues	673,344	655,566	634,311	440,672	430,305
Gross profit	520,281	517,458	487,195	315,673	305,192
Operating expenses:
Marketing and sales	317,527	318,175	299,801	194,847	186,720
Technology and development	38,903	39,234	34,745	22,518	21,700
General and administrative	84,116	84,383	85,908	54,754	52,188
Depreciation and amortization	33,376	32,384	29,124	19,848	18,798
Total operating expenses	473,922	474,176	449,578	291,967	279,406
Operating income	46,359	43,282	37,617	23,706	25,786
Interest expense, net	5,821	6,674	5,753	1,305	1,713
Other (income) expense, net	(15,471)	(14,839)	1,550	52	(722)
Income from continuing operations before income taxes	56,009	51,447	30,314	22,349	24,795
Income tax expense from continuing operations	11,968	15,579	10,930	8,403	9,073
Income from continuing operations	44,041	35,868	19,384	13,946	15,722
Income (loss) from discontinued operations, net of tax	-	-	-	729	(3,401)
Net income	44,041	35,868	19,384	14,675	12,321
Less: Net loss attributable to noncontrolling interest	-	(1,007)	(903)	(697)	-
Net income attributable to 1-800-FLOWERS.COM, Inc.	$44,041	$36,875	$20,287	$15,372	$12,321

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.68	$0.57	$0.31	$0.23	$0.24
From discontinued operations	-	-	$0.00	$0.01	(0.05)
Basic net income per common share	$0.68	$0.57	$0.31	$0.24	$0.19

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.65	$0.55	$0.30	$0.22	$0.24
From discontinued operations	-	-	$0.00	$0.01	(0.05)
Diluted net income per common share	$0.65	$0.55	$0.30	$0.23	$0.19

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	65,191	64,896	64,976	64,035	64,369
Diluted	67,735	67,083	67,602	66,460	66,792

	As of
	July 2, 2017	July 3, 2016		June 28, 2015	June 29, 2014	June 30, 2013
				(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$149,732	$27,826		$27,940	$5,203	$154
Working capital	132,227	45,798		36,361	17,511	16,886
Total assets	552,470	502,941	*	501,946	267,569	250,073
Long-term liabilities	145,056	139,494	*	168,083	7,144	5,039
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	282,239	242,586		208,449	183,228	169,271

* In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” The Company adopted this ASU in fiscal 2017, and the impact of the adoption of the new guidance was to reclassify $3.6 million of deferred financing costs previously included within “Other Assets” to “Long-term debt” in the consolidated balance sheets as of July 3, 2016 – see Note 2. in Item 15 below for details. We have not reclassified other fiscal years for the purposes of this presentation.

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

Business overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gourmet food and floral gifts for all occasions. For the past 40 years, 1-800-FLOWERS® (1-800-356-9377 or www.1800flowers.com) has been helping deliver smiles for our customers with gifts for every occasion, including fresh flowers and the finest selection of plants, gift baskets, gourmet foods, confections, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s Celebrations suite of services including Celebrations Passport Free Shipping Program, Celebrations Rewards and Celebrations Reminders, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. In 2017, 1-800-FLOWERS.COM, Inc. was named as the Gold Winner for The Golden Bridge Awards in the “New Products and Services” category for the company’s groundbreaking implementation of an artificial intelligence-powered online gift concierge, GWYN. Earlier in the year, 1-800-Flowers.com was awarded the Gold Stevie “e-Commerce Customer Service” Award, recognizing the company’s innovative use of online technologies and social media to service the needs of customers. In addition, 1-800-FLOWERS.COM, Inc. was recognized as one of Internet Retailer’s Top 300 B2B e-commerce companies in 2015 and was also recently named in Internet Retailer’s 2016 Top Mobile 500 as one of the world’s leading mobile commerce sites. The company was included in Internet Retailer’s 2015 Top 500 for fast growing e-commerce companies. In 2015, 1-800-Flowers.com was named a winner of the “Best Companies to Work for in New York State” Award by The New York Society for Human Resource Management (NYS-SHRM).

The Company’s BloomNet® international floral wire service (www.mybloomnet.net) provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. “Gift Shop” also includes gourmet gifts such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200) or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541- 2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com); premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); and top quality steaks and chops from Stock Yards® (www.stockyards.com).

As a provider of gifts to consumers and wholesalers for resale to consumers, the Company is subject to changes in consumer confidence and the economic conditions that impact our customers. Demand for the Company’s products is affected by the financial health of our customers, which, in turn, is influenced by macro economic issues such as unemployment, fuel and energy costs, trends in the housing market and availability of consumer credit. As such, the Company expects that its revenues will continue to be closely tied to changes in consumer sentiment.

The Company has organized its operations into three categories, or segments: Consumer Floral, BloomNet Wire Service and Gourmet Foods & Gift Baskets, reflecting the way the Company evaluates its business performance and manages its operations.

On May 30, 2017, the Company completed the sale of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) to Ferrero International S.A., a Luxembourg corporation (“Ferrero”). The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May related to the business of Fannie May and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

On September 30, 2014, the Company completed its acquisition of Harry & David Holdings, Inc. (“Harry & David”), a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands.

During fiscal 2017, the Company was able to achieve a number of operational and financial milestones:

●

Continued improved operating results – Overall revenues were $1.194 billion, an increase of 1.8% in comparison to fiscal 2016 (up 3.1% after adjusting for several issues affecting year over year comparability, discussed in more detail below within results of operations). Income from operations improved from $43.3 million in fiscal 2016 to $46.4 million in fiscal 2017, while Adjusted EBITDA improved from $85.7 million in fiscal 2016 to $87.2 million in fiscal 2017. These results were driven by revenue growth and improved operating performance within the Consumer Floral and BloomNet Wire Service segments, despite the competitive and promotional environment in which these businesses operate. These favorable results were partially offset by underperformance within the Gourmet Foods & Gift Baskets segment, primarily reflecting revenue declines within the Harry & David brand during the December 2016 holiday season.

●

Strengthened balance sheet - Throughout fiscal 2017, the Company continued its responsible stewardship of shareholders’ capital. On May 30, 2017, the Company completed the sale of its Fannie May and Harry London brands, at a price of $115.0 million, which, when adjusted for a seasonal working capital reduction of $11.4 million, resulted in a gain of $14.6 million, while adding approximately $103.6 million of cash to its balance sheet. When combined with the Company’s improved operating results and amended credit facility, which in December 2016 was extended by approximately two years, to December 23, 2021, the Company believes that its strong balance sheet, and growing cash flows, provide it with significant liquidity and flexibility to invest and enhance future growth, both organically, as well as through potential acquisitions.

●	Investment in business operations – In fiscal 2017, the Company continued to invest in the key areas that will allow for accelerated growth in the future, including:
(i)	Manufacturing, production and distribution - expanded production capacity for Cheryl’s, Harry & David orchard plantings and manufacturing, as well as fulfillment technology upgrades,
(ii)	Technology – improved multi-brand website functionality and industry award winning mobile transactional platforms, and
(iii)	Business Intelligence – customer database mining to effectively market and target key demographics
●

Multi-Brand Customer Initiatives - The Company continued to expand its multi-brand customer initiatives, a key ingredient in our strategy to enhance customer engagement and facilitate long-term growth. The multi-brand website provides the customer with an enriched shopping experience using cross-brand marketing and merchandising programs and through the use of the Company’s Celebrations suite of services, including Celebrations Passport free shipping, Rewards and Reminders membership programs.

●

Innovation and positioning for emerging technologies – The Company has built a reputation as an innovator and an early adopter of new technologies. This was illustrated by the Company’s initiatives in Conversational Commerce, including:

(i)	Floral industry-first applications on Facebook’s Messenger platform
(ii)	Voice enabled skill on Amazon’s Alexa platform
(iii)

Our own, Artificial Intelligence (“A.I.”) -powered gift concierge “Gwyn” – which leverages IBM’s Watson platform to help us engage customers in a natural-language conversation to help guide them to the perfect gift across all of our brands.

Recognizing the need to balance the Company’s short and long-term operating and financial objectives, a key tenet of the Company’s fiscal 2018 strategy, now that the sale of Fannie May has been completed, is to refocus efforts to grow revenues in the Gourmet Foods & Gift Baskets segment, with specific emphasis on re-invigorating growth within Harry & David, while continuing to extend the 1-800-Flowers brand’s market leadership position.

Reflecting the sale of the Fannie May business in fiscal 2017, the Company expects fiscal 2018 consolidated revenues to be in a range of $1.14 billion - to - $1.16 billion. In terms of bottom-line results, the Company expects EPS in a range of $0.46 - to - $0.48 (anticipating a normalized effective tax rate of 35 percent), and EBITDA in a range of $90 million - to - $93 million.

Definitions of non-GAAP financial measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for the definitions and the reasons we use these non-GAAP financial measures. Where applicable, see the Category Information and the Results of Operations sections below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures.

Comparable revenues:

Comparable revenues measures GAAP revenues adjusted for the effects of acquisitions, dispositions, timing factors and other items affecting period to period comparability – see Results of Operations section below for details on how comparable revenues were calculated in each of the fiscal years presented.

We believe that this measure provides management and investors with a more complete understanding of underlying revenue trends of established, ongoing operations by excluding the effect of activities which are subject to volatility and can obscure underlying trends.

Management recognizes that the term "comparable revenues" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the Company and its segments, and may therefore be a useful tool in assessing period-to-period performance trends.

EBITDA and Adjusted EBITDA:

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA, adjusted for certain items affecting period to period comparability. Adjusted EBITDA for fiscal 2017 excludes certain charges including severance and investment gains associated with the Company’s non-qualified 401k executive compensation plan, EBITDA and Adjusted EBITDA for fiscal 2016 exclude investment losses associated with the Company’s non-qualified 401k executive compensation plan, litigation settlement costs, as well as final integration costs, including severance expenses, associated with Harry & David and the rightsizing of the Fannie May operations, prior to disposition.

The Company presents EBITDA and Adjusted EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and Adjusted EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and Adjusted EBITDA to measure compliance with covenants, such as leverage and coverage. EBITDA and Adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.

EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of the limitations are: (a) EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and EBITDA does not reflect any cash requirements for such capital expenditures. EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Category contribution margin:

We define category contribution margin as earnings before interest, taxes, depreciation and amortization, before the allocation of corporate overhead expenses.

When viewed together with our GAAP results, we believe that category contribution margin provides management and users of the financial statements information about the performance of our business segments.

Category contribution margin is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of the category contribution margin is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

Adjusted net income and Adjusted net income per common share:

We define Adjusted net income and Adjusted net income per common share as net income and net income per common share adjusted for certain items affecting period to period comparability. Adjusted net income and Adjusted net income per common share for fiscal 2017 exclude certain charges including Harry & David severance and the gain on the sale of Fannie May. Adjusted net income and Adjusted net income per common share for fiscal 2016 exclude: (i) the gain from insurance recovery on the Fannie May warehouse fire, (ii) loss on the sale of iFlorist, and the impairment of a foreign equity method investment, (iii) Harry & David integration costs, (iv) litigation settlement costs as well as (vi) severance expenses associated with Harry & David and the rightsizing of the Fannie May operations, prior to disposition.

We believe that Adjusted net income and Adjusted net income per common share are meaningful measures because they increase the comparability of period to period results.

Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, GAAP Net income and net income per common share as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA.

	Years Ended
	July 2, 2017	Compensation Charge related to NQ Plan Investment Appreciation	Severance Costs	Adjusted (non-GAAP) July 2, 2017	July 3, 2016	Harry & David Integration Costs	Litigation Settlement	Compensation Charge related to NQ Plan Investment Appreciation	Severance Costs	Adjusted (non-GAAP) July 3, 2016
	(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$437,132	$-	$-	$437,132	$418,492	$-	$-	$-	$-	$418,492
BloomNet Wire Service	87,700			87,700	85,483					85,483
Gourmet Food & Gift Baskets	670,677			670,677	670,453					670,453
Corporate	1,102			1,102	1,066					1,066
Intercompany eliminations	(2,986)			(2,986)	(2,470)					(2,470)
Total net revenues	$1,193,625	$-	$-	$1,193,625	$1,173,024	$-	$-	$-	$-	$1,173,024

Gross profit:
1-800-Flowers.com Consumer Floral	$177,488	$-	$-	$177,488	$170,536	$-	$-	$-	$-	$170,536
	40.6%			40.6%	40.8%					40.8%

BloomNet Wire Service	49,562			49,562	48,169					48,169
	56.5%			56.5%	56.3%					56.3%

Gourmet Food & Gift Baskets	292,199			292,199	297,782					297,782
	43.6%			43.6%	44.4%					44.4%

Corporate (a)	1,032			1,032	971					971
	93.6%			93.6%	91.1%					91.1%

Total gross profit	$520,281	$-	$-	$520,281	$517,458	$-	$-	$-	$-	$517,458
	43.6%			43.6%	44.1%					44.1%

Category Contribution Margin (non-GAAP):
1-800-Flowers.com Consumer Floral	$51,860	$-	$-	$51,860	$50,773	$-	$-	$-	$-	$50,773
BloomNet Wire Service	32,383			32,383	30,629					30,629
Gourmet Food & Gift Baskets	77,312		756	78,068	79,398					79,398
Category Contribution Margin Subtotal	161,555		756	162,311	160,800					160,800
Corporate (a)	(81,820)	988		(80,832)	(85,134)	828	1,500	(122)	1,437	(81,491)

EBITDA (non-GAAP)	$79,735	$988	$756	$81,479	$75,666	$828	$1,500	$(122)	$1,437	$79,309

Add: Stock-based compensation	5,694			5,694	6,343					6,343

EBITDA, excluding stock-based compensation (Non-GAAP)	$85,429	$988	$756	$87,173	$82,009	$828	$1,500	$(122)	$1,437	$85,652

Reconciliation of Net income to Adjusted (non-GAAP) income attributable to 1-800-FLOWERS.COM, Inc.:

	Years Ended
	July 2, 2017	July 3, 2016
	(in thousands)

Net income	$44,041	$35,868
Less: Net loss attributable to noncontrolling interest	-	(1,007)
Income attributable to 1-800-FLOWERS.COM, Inc.	44,041	36,875
Adjustments to reconcile income attributable to 1-800-FLOWERS.COM, Inc. to Adjusted (non-GAAP) income attributable to 1-800-FLOWERS.COM, Inc.
Deduct: Gain from sale of Fannie May	14,607	-
Deduct: Gain from insurance recovery on warehouse fire	-	19,611
Add back: Loss on sale/impairment of iFlorist	-	2,121
Add back: Impairment of foreign equity method investment	-	1,728
Add back: Harry & David integration costs	-	828
Add back: Litigation costs	-	1,500
Add back: Severance costs	756	1,437
Add back: income tax expense/(benefit) effect on adjustments	(1,025)	3,633
Adjusted (non-GAAP) income attributable to 1-800-FLOWERS.COM, Inc.	$29,165	$28,511

Net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.68	$0.57
Diluted	$0.65	$0.55

Adjusted (non-GAAP) net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.45	$0.44
Diluted	$0.43	$0.43

Weighted average shares used in the calculation of GAAP income and Adjusted (non-GAAP) income per common share attributable to 1-800-FLOWERS.COM, Inc
Basic	65,191	64,896
Diluted	67,735	67,083

Reconciliation of income attributable to 1-800-Flowers.com, Inc. to Adjusted EBITDA (Non-GAAP), excluding stock-based compensation:

	Years Ended
	July 2, 2017	July 3, 2016
	(in thousands)

Income attributable to 1-800-FLOWERS.COM, Inc.	$44,041	$36,875
Add:
Interest expense and other, net	4,957	7,597
Depreciation and amortization	33,376	32,384
Income tax expense	11,968	15,579
Loss on sale/impairment of iFlorist	-	2,121
Impairment of foreign equity method investment	-	1,728
Less:
Net loss attributable to noncontrolling interest	-	1,007
Income tax benefit	-	-
Gain from sale of Fannie May	14,607	-
Gain from insurance recovery on warehouse fire	-	19,611
EBITDA (non-GAAP)	79,735	75,666
Add: Integration costs	-	828
Add: Litigation settlement	-	1,500
Add: Compensation Charge related to NQ Plan Investment Appreciation	988	(122)
Add: Severance costs	756	1,437
Adjusted EBITDA (non-GAAP)	81,479	79,309
Add: Stock-based compensation	5,694	6,343
Adjusted EBITDA (non-GAAP), excluding stock-based compensation	$87,173	$85,652

(a)    Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, and Executive and Customer Service Center functions, as well as Stock-Based Compensation. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific segment.

 Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2017 and 2015, which ended on July 2, 2017 and June 28, 2015, respectively consisted of 52 weeks. Fiscal year 2016, which ended on July 3, 2016, consisted of 53 weeks.

Net Revenues

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)
Net revenues:
E-Commerce	$896,762	1.6%	$882,782	3.9%	$849,853
Other	296,863	2.3%	290,242	6.8%	271,653
	$1,193,625	1.8%	$1,173,024	4.6%	$1,121,506

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the year ended July 2, 2017, net revenues increased 1.8% in comparison to the prior year, as a result of growth within the Company's Consumer Floral and BloomNet segments, with the 1-800-Flowers.com brand continuing to extend its market leadership position, driven by increased demand throughout the year, particularly during the Valentine's Day holiday. The increases above were partially offset by a decline in Harry & David revenues, due to the closure of a number of underperforming retail locations, and a reduction in e-commerce demand, primarily during the Christmas holiday selling season, and the timing of certain factors including: (i) the closing of the Company’s sale of the Fannie May Confection Brands business on May 30, 2017, (ii) a 52-week fiscal year in fiscal 2017 versus 53-week fiscal year in fiscal 2016, reflecting the Company’s retail calendar, and (iii) the shift of Harry & David’s Fruit of the Month Club® cherries shipment out of the Company’s fiscal fourth quarter in fiscal 2017, due to a late harvest, into the first quarter of fiscal 2018. On a comparable basis, adjusting fiscal year 2016 GAAP revenues to remove: (i) the 53rd week ($8.0 million), (ii) Fannie May’s June 2016 revenues ($4.8 million) and (iii) the June 2016 Harry & David Fruit of the Month Club® cherry shipment ($2.4 million), net revenues during fiscal 2017 increased 3.1% in comparison to fiscal 2016.

During the year ended July 3, 2016, net revenues increased 4.6% in comparison to the prior year, as a result of growth within the Gourmet Food and Gift Baskets segment due to the incremental revenue generated by Harry & David, which was acquired on September 30, 2014 (pre-acquisition revenues generated by Harry & David during the quarter ended September 28, 2014 was $29.4mm), the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire (estimated to be $17.3mm), organic growth of 1-800-Flowers.com, Cheryl’s and 1-800-Baskets wholesale gift business, and the impact of the 53rd week in fiscal 2016, partially offset by the impact of the Sunday date placement of Valentine’s Day, and the dispositions of the iFlorist and Fine Stationery businesses in October 2015 and June 2015, respectively (which generated a combined $12.1 million of incremental revenues in the prior year), slower recovery by the Fannie May brand after the fire, and a year-over-year reduction in the Harry & David store count. On a comparable basis, adjusting fiscal year 2016 GAAP revenues to remove the 53rd week ($8.3 million) and adjust fiscal year 2015 GAAP revenues to: (i) add Harry & David, first quarter of 2015 revenues ($29.4 million), (ii) add the estimated revenue impact of the Fannie May fire ($17.3 million), (iii) add Harry & David purchase accounting adjustments ($1.6 million), and (iv) remove Fine Stationery and iFlorist revenues ($12.1 million), net revenues during fiscal 2016 increased 0.6% in comparison to fiscal 2015.

E-commerce revenues (combined online and telephonic sales channels) increased 1.6% during the year ended July 2, 2017 compared to the prior year, as a result of the aforementioned e-commerce growth within the Company's Consumer Floral segment, partially offset by unfavorable e-commerce growth within the Gourmet Foods & Gift Baskets segment due to the Company’s sale of the Fannie May Confection Brands business on May 30, 2017, a decrease in demand within the Harry & David brand during the Christmas Holidays, and the shift of Harry & David’s Fruit of the Month Club® cherries shipment out of the Company’s fiscal fourth quarter in fiscal 2017, due to a late harvest, into the first quarter of fiscal 2018, as well as the impact of the 53rd week in fiscal 2016. The Company fulfilled approximately 12.3 million e-commerce orders, with an average order value of $73.12, during fiscal 2017, representing increases of 0.6% and 1.0%, respectively, compared to fiscal 2016.

E-commerce revenues increased 3.9%, during the year ended July 3, 2016 compared to the prior year, due to growth within the Gourmet Food and Gift Baskets segment, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, organic growth within the 1-800-Flowers.com Cheryl’s brands, and the impact of the 53rd week, and partially offset by the impact of the dispositions of iFlorist and Fine Stationery in October 2015 and June 2015, respectively, and the anticipated decline in revenues due to the Sunday date placement of Valentine’s Day. The Company fulfilled approximately 12.2 million e-commerce orders, with an average order value of $72.64,  during fiscal 2016, representing increases of 1.4% and 2.4%, respectively, compared to fiscal 2015.

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail sales channels of the 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments, increased by 2.3% and 6.8% during fiscal 2017 and fiscal 2016, respectively. The increase in fiscal 2017 was attributable to the BloomNet segment which increased revenues through improvements in membership, transaction and ancillary service fees, as well as from the Gourmet Food and Gift Baskets segment, resulting from wholesale growth within the Fannie May, Harry & David and 1-800-Baskets wholesale gift businesses. This favorability was partially offset by a decrease in retail store sales within Fannie May, due to a decline in customer traffic, as well as a decline in Harry & David retail store sales due to the closure of several underperforming locations. The increase in fiscal 2016 was due to growth within the Gourmet Food and Gift Baskets segment, resulting from the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, organic growth of Cheryl’s and 1-800-Baskets wholesale gift business, and the impact on prior year revenues of the Thanksgiving 2014 Fannie May warehouse fire, partially offset by the Sunday date placement of Valentine’s Day and a year-over-year reduction in the Harry & David store count.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and royalties from its franchise operations, as well as iFlorist, a UK based e-commerce retailer of floral products (through the date of its disposition in October 2015), and Fine Stationery, an e-commerce retailer of stationery products (through the date of its disposition in June 2015). Net revenues during the fiscal year ended July 2, 2017 increased 4.5%, as a result of increased order demand throughout the year, and during the Valentine’s Day holiday in particular, when the Company was able to leverage the holiday’s Tuesday date placement, in comparison to the prior year when Valentine's Day fell on a Sunday. The brand was successful at growing its “everyday” business , including birthdays, anniversaries, sympathy and "just because," due to expanded merchandise assortments, including the Flirty Feline® floral arrangement, and efforts to capitalize on its same day/next day delivery capabilities. These increases were partially offset by the impact of the 53rd week fiscal 2016, reflecting the Company’s retail calendar. On a comparable basis, adjusting fiscal 2016 GAAP revenues to remove the 53rd week ($4.8 million), fiscal 2017 net revenues increased 5.7% in comparison to fiscal 2016. Net revenues during the fiscal year ended July 3, 2016 decreased 0.9% as a result of lower order volume resulting from the Sunday date placement of Valentine’s Day, and the dispositions of iFlorist and Fine Stationery, partially offset by organic growth by the 1-800-Flowers.com brand and the impact of the 53rd week. On a comparable basis, adjusting fiscal year 2016 GAAP revenues to remove the 53rd week ($4.8 million) and adjust fiscal year 2015 GAAP revenues to remove Fine Stationery and iFlorist revenues ($12.1 million), fiscal 2016 net revenues increased 0.8% in comparison to fiscal 2015.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during the fiscal year ended July 2, 2017 increased 2.6% in comparison to the prior year, due to an increase in order volume processed through the network, driven primarily by the increase in 1-800-Flowers volume noted above, which enabled BloomNet to generate increased membership, transaction and ancillary revenue improvements. These improvements were partially offset by lower wholesale product revenue as a result of decreased demand and network shop count. Net revenues during the fiscal year ended July 3, 2016 decreased 0.6% due to lower transaction and ancillary fee revenues as a result of unfavorable shop to shop order volume sent through the network due in part to the Sunday date placement of Valentine’s Day, partially offset by increased revenue as a result of BloomNet initiatives including the annualization of a florist transaction program implemented in the 3rd quarter of fiscal 2015.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May (through the date of its disposition in May 2017), The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May (through the date of its disposition in May 2017) brand names, as well as wholesale operations. Net revenue during the fiscal year ended July 2, 2017 was consistent with fiscal 2016, as revenue growth within the Popcorn Factory, 1-800-Baskets/DesignPac, Fannie May and Cheryl’s brands was offset by a decline in Harry & David revenues, due to the closure of a number of underperforming retail locations, and a reduction in e-commerce demand, primarily during the Christmas holiday selling season, and the timing of certain factors including: (i) the Company’s sale of the Fannie May Confection Brands business on May 30, 2017, (ii) a 52-week fiscal year in fiscal 2017 versus 53-week fiscal year in fiscal 2016, reflecting the Company’s retail calendar, and (iii) the shift of Harry & David’s Fruit of the Month Club® cherries shipment out of the Company’s fiscal fourth quarter in fiscal 2017, due to a late harvest, into the first quarter of fiscal 2018. On a comparable basis, adjusting fiscal year 2016 GAAP revenues to remove: (i) the 53rd week ($3.2 million), (ii) Fannie May’s June 2016 revenues ($4.8 million) and (iii) the June 2016 Harry & David Fruit of the Month Club® cherry shipment ($2.4 million), net revenues during fiscal 2017 increased 1.6% in comparison to fiscal 2016.

Net revenue during the fiscal year ended July 3, 2016 increased 9.2% in comparison to the prior year, as a result of the incremental revenue generated by Harry & David, which was acquired on September 30, 2014, and the impact on prior year revenues of the Thanksgiving Day Fannie May warehouse fire, organic growth of Cheryl’s and 1-800-Baskets wholesale gift business, and the impact of the 53rd week. On a comparable basis, adjusting fiscal year 2016 GAAP revenues to remove the 53rd week ($3.5 million) and adjust fiscal year 2015 GAAP revenues to: (i) add Harry & David, first quarter of 2015 revenues ($29.3 million), (ii) add estimated revenue impact of the Fannie May fire ($16.9 million), (iii) add Harry & David purchase accounting adjustments ($1.6 million), net revenues during fiscal 2016 increased 0.8% in comparison to fiscal 2015.

In fiscal 2018, the Company expects to grow revenues across all three of its business segments with consolidated revenue in a range of $1.14 billion - to - $1.16 billion.

Gross Profit

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)

Gross profit	$520,281	0.5%	$517,458	6.2%	$487,195
Gross margin %	43.6%		44.1%		43.4%

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

Gross profit increased 0.5% during the fiscal year ended July 2, 2017 in comparison to the prior year, primarily as a result of the incremental revenue noted above, partially offset by a decline in gross profit margin as a result of annual shipping rate increases, product mix, and increased promotions during the year.

Gross profit increased 6.2% during the fiscal year ended July 3, 2016 in comparison to the prior year, primarily as a result of the incremental revenue noted above, as well as a 70 basis points increase in gross profit margin due to sourcing and logistics synergy savings, the mix of sales associated with the recovery from the Thanksgiving Day Fannie May warehouse fire, and the impact of purchase accounting adjustments related to Harry & David’s inventory fair value step-up in the year ended June 28, 2015.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 4.1% during the fiscal year ended July 2, 2017, in comparison to the prior year, as a result of the increase in revenues noted above, partially offset by a 20 basis point decrease in gross profit margin, from 40.8% to 40.6%. This decrease in gross profit margin was primarily due to annual shipping rate increases, as well as increased promotional activity during the year. The 1-800-Flowers.com Consumer Floral segment gross profit increased by 2.9% during the fiscal year ended July 3, 2016 in comparison to the prior year, due to an improvement in gross profit percentage of 160 basis points driven by the benefit of synergy savings, which reduced shipping costs, as well as sourcing improvements and reductions in discounts, partially offset by the decrease in revenues noted above.

BloomNet Wire Service segment’s gross profit increased by 2.9% during the fiscal year ended July 2, 2017 in comparison to the prior year, as a result of the increase in sales noted above, as well as a 20 basis point increase in gross margin percentage, from 56.3% to 56.5%, related to sales mix. BloomNet Wire Service segment’s gross profit increased by 0.5% during the fiscal year ended July 3, 2016, in comparison to the prior year, while gross margin percentage increased 60 basis points, as a result of sales mix and lower rebates associated with the decline in shop-to-shop order volume.

The Gourmet Food & Gift Baskets segment gross profit decreased by 1.9% during the fiscal year ended July 2, 2017, in comparison to the prior year, due to a decrease of 80 basis points in gross profit margins, from 44.4% to 43.6%, as revenues were consistent with the prior year. The decrease in gross profit margin percentage was due to declines at Harry & David and Fannie May as a result of product mix and unfavorable volume-related absorption, partially offset by favorable gross profit margins at Cheryl’s and DesignPac due to production process improvements and reduced shipping expenses due to improved ground shipping conversion rates.

The Gourmet Food & Gift Baskets segment gross profit increased by 9.2% during the fiscal year ended July 3, 2016 in comparison to the prior year, as a result of the increase in revenues noted above. Gross margin percentage of 44.4% was consistent with the prior year as the difficulties encountered by Fannie May in its efforts to recover after the fire were offset by the impact of purchase accounting adjustments related to Harry & David’s inventory fair value step-up in the year ended June 28, 2015.

In fiscal 2018, the Company expects its gross profit to improve due to sales growth and stronger gross profit margin as a result of various initiatives we are implementing in manufacturing and the supply/fulfillment chain.

Marketing and Sales Expense

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)

Marketing and sales	$317,527	-0.2%	$318,175	6.1%	$299,801
Percentage of sales	26.6%		27.1%		26.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expenses declined slightly and decreased a as percentage of revenues (26.6% in fiscal 2017 vs. 27.1% in fiscal 2016), as a result of a decrease in labor costs due to a reduction in performance based bonuses, as well as reductions in labor and facility costs associated with closure of a number of underperforming Harry & David retail locations, partially offset by higher marketing spend within the Consumer Floral segment, primarily around the Mother’s Day holiday.

Marketing and sales expenses increased 6.1% (27.1% as a percentage of revenues) during the fiscal year ended July 3, 2016 compared to the prior year (26.7% as a percentage of revenues) primarily due to the incremental marketing expenses of Harry & David, which was acquired on September 30, 2014.

During the fiscal year ended July 2, 2017, the Company added approximately 3.6 million new e-commerce customers, compared to 3.5 million in both fiscal 2016 and 2015. Approximately 48% of customers who placed e-commerce orders during fiscal 2017 were repeat customers compared to approximately 50% in both fiscal 2016 and fiscal 2015.

Technology and Development Expense

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)

Technology and development	$38,903	-0.8%	$39,234	12.9%	$34,745
Percentage of sales	3.3%		3.3%		3.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses decreased 0.8% (3.3% as a percentage of revenues) during the fiscal year ended July 2, 2017 compared to the prior year (3.3% as a percentage of revenues) primarily due to lower labor costs, due to reduced headcount and a reduction in performance based bonuses, partially offset by increased license and maintenance costs related to system security, and platform improvements.

Technology and development expenses increased 12.9% (3.3% as a percentage of revenues) during the fiscal year ended July 3, 2016 compared to the prior year (3.1% as a percentage of revenues) primarily due to the incremental technology and development costs of Harry & David, which was acquired on September 30, 2014.

During the fiscal years ended July 2, 2017, July 3, 2016 and June 28, 2015, the Company expended $59.2 million, $60.6 million and $52.1 million, respectively, on technology and development, of which $20.3 million, $21.4 million, and $17.4 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)

General and administrative	$84,116	-0.3%	$84,383	-1.8%	$85,908
Percentage of sales	7.0%		7.2%		7.7%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 0.3% (7.0% as a percentage of revenues) during the fiscal year ended July 2, 2017 in comparison to the prior year (7.2% as a percentage of revenues), as result of lower labor costs due to decreases in performance based bonuses, as well as certain prior year expenses that were not incurred in the current year, including Harry and David integration costs and the Edible Arrangements litigation settlement. These decreases were partially offset by increased health insurance costs, headcount and expense related to the Company’s Non-Qualified Deferred Compensation Plan ("NQDC")(The Company has established an NQDC for certain members of senior management. The plan assets are classified as trading securities - see Note 10. in Item 15 for details – in fiscal 2017, the Company recorded labor expense of approximately $1.0 million (compared to a benefit of $0.1 million during fiscal 2016), within "General and administrative" expenses, associated with an increase in amounts owed to participants due to the appreciation of the fair value of participant directed investments. The corresponding offset to this expense is an equivalent amount of investment income, which is recorded in "Other (income) expense, net". Trading securities held in the NQDC are measured using quoted market prices at the reporting date and are included in the “Other assets,” with the corresponding liability to participants included in the “Other liabilities” within the consolidated balance sheets.

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

Depreciation and Amortization

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)

Depreciation and amortization	$33,376	3.1%	$32,384	11.2%	$29,124
Percentage of sales	2.8%		2.8%		2.6%

Depreciation and amortization expense increased by 3.1% during the fiscal year ended July 2, 2017 in comparison to the prior year, as a result of recent increases in capital expenditures, primarily in support of the Company's technology infrastructure, partially offset by the impact of the disposition of Fannie May.

Depreciation and amortization expense increased by 11.2% during the fiscal year ended July 3, 2016 in comparison to the prior year, as a result of the incremental depreciation and amortization expenses of Harry & David, acquired on September 30, 2014, including the impact of the additional intangibles amortization, as well as a result of the Company’s technology improvements.

Interest Expense, net

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)
Interest expense, net	$5,821	-12.8%	$6,674	16.0%	$5,753

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. in Item 15 for details regarding the 2016 Credit Facility), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 12.8% during the year ended July 2, 2017 in comparison to the prior year, due to the reduction in the outstanding Term Debt due to principal payments during the year, partially offset by a $0.3 million write-off of deferred financing costs as a result of amending the Company's credit facility in December 2016, and an overall increase in interest rates.

Interest expense, net increased 16.0% during the year ended July 3, 2016 in comparison to the prior year, as a result of the additional interest expense and deferred financing costs associated with the term debt used to finance the Harry & David acquisition, entered into on September 30, 2014 and the additional interest expense on the Company’s revolver to fund the working capital requirements of Harry & David during the first quarter of the fiscal year.

Other (income) expense, net

	Years Ended
	July 2, 2017	% Change	July 3, 2016	% Change	June 28, 2015
	(dollars in thousands)
Other (income) expense, net	$(15,471)	4.3%	$(14,839)	1,057.4%	$1,550

Other (income) expense, net for the year ended July 2, 2017 consists primarily of a $14.6 million gain on the sale of Fannie May (see Note 4. in Item 15 for details), a $1.0 million investment gain related to the Company’s Non-Qualified Deferred Compensation Plan (see “General and Administrative” expense above), partially offset by a $0.1 million loss related to the Company’s equity in the net loss of Flores Online (see Note 2. in Item 15 for details).

Other (income) expense, net for the year ended July 3, 2016 consists primarily of a $19.6 million gain on insurance recoveries related to the Fannie May warehouse fire (see Note 17. in Item 15 for details), offset by a $2.1 million loss on sale of iFlorist (see Note 4. in Item 15 for details), a $1.7 million impairment of the Company’s investment in Flores Online (see Note 2. in Item 15 for details), and a $0.7 million impairment of cost method investments (see Note 2. in Item 15 for details).

Income Taxes

During the fiscal years ended July 2, 2017, July 3, 2016 and June 28, 2015, the Company recorded income tax expense from continuing operations of $12.0 million, $15.6 million and $10.9 million, respectively, resulting in an effective tax rate of 21.4%, 30.3% and 36.1%, respectively. The Company’s effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, valuation allowance changes, rate differences, tax settlements, various tax credits/deductions as well as deductible stock-based compensation, as well as the tax effect of the Fannie May disposition (see Note 11. in Item 15 for details).

At July 2, 2017 the Company’s total federal capital loss carryforwards were $23.7 million, which if not utilized, will expire in fiscal 2022. The Company’s state capital loss carryforwards was $1.0 million, which if not utilized, will begin to expire in fiscal 2022.The Company’s foreign net operating loss carryforward was $2.4 million, while the state net operating losses were $4.6 million, before federal benefit, which if not utilized, will begin to expire in fiscal 2018.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2017 and 2016. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jul. 2, 2017	Apr. 2, 2017	Jan. 1, 2017	Oct. 2, 2016	Jul. 3, 2016	Mar. 27, 2016	Dec. 27, 2015	Sep. 28, 2015
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$191,355	$177,729	$420,594	$107,084	$186,411	$179,413	$412,261	$104,697
Other	48,173	55,986	133,959	58,745	47,984	54,794	136,120	51,344
Total net revenues	239,528	233,715	554,553	165,829	234,395	234,207	548,381	156,041
Cost of revenues	141,209	140,134	297,559	94,442	133,750	137,486	295,798	88,532
Gross profit	98,319	93,581	256,994	71,387	100,645	96,721	252,583	67,509
Operating expenses:
Marketing and sales	72,415	70,158	119,876	55,078	74,608	71,502	119,539	52,526
Technology and development	9,312	10,254	9,849	9,488	10,175	9,903	9,845	9,311
General and administrative	19,670	20,962	21,551	21,933	23,351	21,006	20,055	19,971
Depreciation and amortization	7,720	8,492	9,167	7,997	8,105	7,546	8,761	7,972
Total operating expenses	109,117	109,866	160,443	94,496	116,239	109,957	158,200	89,780
Operating income (loss)	(10,798)	(16,285)	96,551	(23,109)	(15,594)	(13,236)	94,383	(22,271)
Interest expense, net	1,025	1,191	2,154	1,451	1,382	1,239	2,162	1,891
Other (income) expense, net	(14,901)	(421)	1	(150)	312	145	242	(15,538)
Income (loss) before income taxes	3,078	(17,055)	94,396	(24,410)	(17,288)	(14,620)	91,979	(8,624)
Income tax expense (benefit)	(4,935)	(5,925)	31,467	(8,639)	(6,234)	(5,494)	30,495	(3,188)
Net income (loss)	8,013	(11,130)	62,929	(15,771)	(11,054)	(9,126)	61,484	(5,436)
Less: Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(55)	(952)
Net income (loss) attributable to 1-800-FLOWERS.COM, Inc.	$8,013	$(11,130)	$62,929	$(15,771)	$(11,054)	$(9,126)	$61,539	$(4,484)

Basic net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.12	$(0.17)	$0.97	$(0.24)	$(0.17)	$(0.14)	$0.95	$(0.07)

Diluted net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.12	$(0.17)	$0.93	$(0.24)	$(0.17)	$(0.14)	$0.92	$(0.07)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	65,255	65,199	65,172	65,081	65,376	64,687	64,669	64,825
Diluted	67,604	65,199	67,754	65,081	65,376	64,687	66,979	64,825

The Company’s quarterly results may experience seasonal fluctuations – see the Seasonality section in Item 1 for details. Refer above to the Results of Operations section in Item 7 for a discussion of significant events and transactions.

Liquidity and Capital Resources

Cash Flows

At July 2, 2017, the Company had working capital of $132.2 million, including cash and cash equivalents of $149.7 million, compared to working capital of 45.8 million, including cash and cash equivalents of $27.8 million at July 3, 2016.

Net cash provided by operating activities of $61.0 million for the fiscal year ended July 2, 2017 was primarily related to net income, adjusted for non-cash charges for depreciation and amortization, stock-based compensation, deferred income taxes, bad debt expense and the gain on the sale of Fannie May, partially offset by working capital changes primarily related to timing of collection of trade receivables, accelerated inventory production to mitigate the impact of labor shortages experienced during the prior holiday season, partially offset by decreases in accounts payable and accrued expenses as a result of the timing of the inventory build.

Net cash provided by investing activities of $78.3 million was attributable to the proceeds from the sale of Fannie May, partially offset by capital expenditures related to the Company's technology infrastructure and Gourmet Foods & Gift Baskets production equipment. Cash proceeds from the sale of Fannie May excludes an $8.5 million of seasonal working capital adjustment, paid by the Company, to Ferrero, in the first quarter of fiscal 2018. Fiscal 2018 capital spending is expected to be consistent with fiscal 2017.

Net cash used in financing activities of $17.4 million for the fiscal year ended July 2, 2017 was for term debt repayment on borrowings under the Company’s Credit Facility of $5.5 million, and the acquisition of $10.7 million of treasury stock, and $1.5 million of debt issuance costs related to the 2016 Amended Credit Agreement (see Note 9. in Item 15 for details), partially offset by proceeds from exercises of employee stock options of $0.3 million. As of July 2, 2017 there were no borrowings outstanding under the Company’s Revolver.

Credit Facility

See Note 9. in Item 15 for details regarding the 2016 Credit Facility.

The Company believes that cash on hand, combined with cash flows from operations and available borrowings from its 2016 Credit Facility, will be a sufficient source of liquidity during fiscal 2018. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver, which will be significantly lower than prior year as a result of cash generated from the sale of Fannie May, typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. The Company repurchased a total of $10.7 million (1,120,706 shares), $15.2 million (1,714,550 shares) and $8.4 million (1,056,038 shares) during the fiscal years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively, under this program. As of July 2, 2017, $17.2 million remains authorized under the plan. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million.

Contractual Obligations

At July 2, 2017, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations (including interest)	$123,657	$10,275	$28,397	$84,985	-
Operating lease obligations	88,471	13,772	20,387	14,903	39,409
Purchase commitments (*)	74,251	71,549	2,683	19	-
Unrecognized tax liabilities	400	-	200	200	-
Total	$286,779	$95,597	$51,666	$100,106	$39,409

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

Revenue Recognition

Net revenues are generated by e-commerce operations from the Company’s online and telephonic sales channels as well as other operations (retail/wholesale) and primarily consist of the selling price of merchandise, service or outbound shipping charges, net of discounts, returns and credits. Net revenues are recognized primarily upon product delivery and do not include sales tax. Net revenues generated by the Company’s BloomNet Wire Service operations include membership fees as well as other product and service offerings to florists. Membership fees are recognized monthly in the period earned, and products sales are recognized upon product shipment with shipping terms primarily FOB shipping point.

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

During fiscal 2017 and fiscal 2016 the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During fiscal 2015, the Company performed the two-step quantitative impairment test and determined that the estimated fair value of the Company’s reporting units significantly exceeded their respective carrying values (including goodwill allocated to each respective reporting unit). Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. However, as a measure of sensitivity, a 34% decrease in the fair value of the Company’s reporting units as of July 2, 2017, would have had no impact on the carrying value of the Company’s goodwill. In addition, a decrease of 100 basis points in our terminal (perpetual) growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units.

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

During fiscal 2017 and fiscal 2016 the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. During fiscal 2015, the Company performed the quantitative impairment test and determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. As we continue to evaluate the impact of this ASU, we have determined that the new standard will impact the following areas: the costs of producing and distributing the Company’s catalogs will be expensed upon shipment, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be estimated based on the historical pattern of gift card redemption, rather than when redemption is considered remote; the Company will defer revenue at the time the Celebrations Reward loyalty points are earned using a relative fair value approach, rather than accruing a liability equal to the incremental cost of fulfilling its obligations. We have further identified the timing of revenue recognition for e-commerce orders (shipping point versus destination) as a potential issue in our analysis, which is not expected to change the total amount of revenue recognized, but could accelerate the timing of when revenue is recognized. We plan to adopt this guidance beginning with the first quarter in the fiscal year ending June 30, 2019 on a retrospective basis with a cumulative adjustment to retained earnings. We are continuing to evaluate the impact that this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements, including the related disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance will become effective for the Company's fiscal year ending June 30, 2019. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. We are currently evaluating the impact and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt the amendments in ASU 2016-09, in fiscal 2017. As a result, stock-based compensation excess tax benefits are reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they were previously recognized in equity. This change resulted in the recognition of excess tax benefits against income tax expenses, rather than additional paid-in capital, of $1.0 million for the year ended July 2, 2017. There was no impact on earnings per share since approximately 700,000 tax benefit shares for the year ended July 2, 2017, previously associated with the APIC pool calculation, are no longer considered in the diluted share computation. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity. This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Further, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The cumulative effect of this change, which was recorded as compensation expense in fiscal 2017, was not material to the financial statements. In addition, this ASU allows entities to withhold an amount up to an employees’ maximum individual statutory tax rate in the relevant jurisdiction, up from the minimum statutory requirement, without resulting in liability classification of the award. We adopted this change on a modified retrospective basis, with no impact to our consolidated financial statements. Finally, this ASU clarified that the cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This change does not have an impact on the Company’s consolidated financials as it conforms with its current practice.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01)," which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for the Company's fiscal year ending June 30, 2019, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal year ending July 4, 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.” This update clarifies the scope of accounting for the derecognition or partial sale of nonfinancial assets to exclude all businesses and nonprofit activities. ASU 2017-05 also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets. This guidance will be effective for the Company’s fiscal year ending June 30, 2019 and may be applied retrospectively. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for the Company's fiscal year ending June 30, 2019, with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.8 million during year ended July 2, 2017.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.

 Selected Quarterly Financial Data: See Part II, Item 7 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  N/A

Item 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e)   of the Securities Exchange Act of 1934, as of July 2, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of July   2, 2017.

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

●   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made in accordance with authorization of management and directors of the Company; an

●    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 2, 2017..

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of July 2, 2017. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of July 2, 2017 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-Flowers.com, Inc.

Carle Place, NY

We have audited 1-800-Flowers.com, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of July 2, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 1-800-Flowers.com, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 1-800-Flowers.com, Inc. and Subsidiaries as of July 2, 2017 and July 3, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2017, and our report dated September 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

September 15, 2017

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

The Company maintains a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees on the Investor Relations-Corporate Governance tab of the Company’s investor relations website (investor.1800flowers.com), which is also accessible through a link at the bottom of the main Company page at www.1800flowers.com. Any amendment or waiver to the Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K to the extent required by applicable law or the regulations of any exchange applicable to the Company. A copy of the Code of Business Conduct and Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, New York 11514.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) Index to Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.1, 10.2, 10.3, 10.4. 10.5, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11 are management contracts or compensatory plans or arrangements.

Exhibit	Description

*3.1	Third Amended and Restated Certificate of Incorporation. (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amendment No. 2 to Third Amended and Restated Certificate of Incorporation (Current Report on Form 8-K filed on December 15, 2016, Exhibit 3.1)
*3.4	Amended and Restated By-laws. (Registration Statement on Form S-1 (No 333-78985) filed on May 21, 1999, Exhibit 3.3)
*3.5	Amendment No. 1 to Amended and Restated By-laws (Current Report on Form 8-K filed on December 15, 2016, Exhibit 3.2)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
*4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
*10.1	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and James F. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.1)
*10.2	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and Christopher G. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.2)
*10.3	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of September 14, 2016) (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.2)
*10.4	Nonqualified Supplemental Deferred Compensation Plan dated December 21, 2010 (Quarterly Report on Form 10-Q filed on November 14, 2016, Exhibit 10.24)
*10.5

2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009, as amended as of October 28, 2011 and September 14, 2016)  (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.1)

*10.6	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.15)
*10.7

Form of Incentive Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.16)

*10.8

Form of Non-statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.17)

*10.9	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.20)
*10.10	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.21)
*10.11	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.22)
*10.12

Credit Agreement dated as of September 30, 2014 among 1-800-Flowers.com, Inc., the Subsidiary Borrowers party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (Quarterly Report on Form 10-Q filed on November 7, 2014, Exhibit 10.24)

*10.13

Amended and Restated Credit Agreement dated as of December 23, 2016 among 1-800-FLOWERS.COM, Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.3)

*10.14	Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)
*10.15	Stock Purchase Agreement dated as of March 15, 2017, by and among 1-800-Flowers.com, Inc. and Ferrero International S.A. (Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2017, Exhibit 2.1)
10.16	First Amendment to the Stock Purchase Agreement dated May 29, 2017 by and between 1-800-Flowers.com, Inc. and Ferrero International S.A

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

______________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2017	1-800-FLOWERS.COM, Inc. By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer Director, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 15, 2017	By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer Director, President (Principal Executive Officer)
Dated: September 15, 2017	By:__/s/ William E. Shea________ William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: September 15, 2017	By:_/s/ James F. McCann___ James F. McCann Executive Chairman
Dated: September 15, 2017	By:_/s/ Geralyn R. Breig________ Geralyn R. Breig Director
Dated: September 15, 2017	By: /s/ Celia R. Brown Celia R. Brown Director
Dated: September 15, 2017	By: /s/ James A. Cannavino James A. Cannavino Director
Dated: September 15, 2017	By: /s/ Eugene F. DeMark Eugene F. DeMark Director
Dated: September 15, 2017	By: /s/ Leonard J. Elmore Leonard J. Elmore Director
Dated: September 15, 2017	By: /s/ Sean Hegarty Sean Hegarty Director
Dated: September 15, 2017	By: /s/ Katherine Oliver Katherine Oliver Director
Dated: September 15, 2017	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Carle Place, NY

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 2, 2017 and July 3, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2017. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1-800-FLOWERS.COM, Inc. and Subsidiaries at July 2, 2017 and July 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1-800-FLOWERS.COM, Inc. and Subsidiaries internal control over financial reporting as of July 2, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

September 15, 2017

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	July 2, 2017	July 3, 2016
Assets
Current assets:
Cash and cash equivalents	$149,732	$27,826
Trade receivables, net	14,073	19,123
Inventories	75,862	103,328
Prepaid and other	17,735	16,382
Total current assets	257,402	166,659

Property, plant and equipment, net	161,381	171,362
Goodwill	62,590	77,667
Other intangibles, net	61,090	79,000
Other assets	10,007	8,253
Total assets	$552,470	$502,941

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,781	$35,201
Accrued expenses	90,206	66,066
Current maturities of long-term debt	7,188	19,594
Total current liabilities	125,175	120,861

Long-term debt	101,377	94,396
Deferred tax liabilities	33,868	35,517
Other liabilities	9,811	9,581
Total liabilities	270,231	260,355

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	–	–
Class A common stock, $.01 par value, 200,000,000 shares authorized, 51,227,779 and 48,846,449 shares issued in 2017 and 2016, respectively	513	488
Class B common stock, $.01 par value, 200,000,000 shares authorized, 33,901,603 and 35,263,004 shares issued in 2017 and 2016, respectively	339	353
Additional paid-in capital	337,726	331,349
Retained earnings (deficit)	32,638	(11,403)
Accumulated other comprehensive loss	(187)	(146)
Treasury stock, at cost, 14,709,731 and 13,589,025 Class A shares in 2017 and 2016, respectively, and 5,280,000 Class B shares in 2017 and 2016	(88,790)	(78,055)
Total equity	282,239	242,586
Total liabilities and equity	$552,470	$502,941

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	July 2, 2017	July 3, 2016	June 28, 2015

Net revenues	$1,193,625	$1,173,024	$1,121,506
Cost of revenues	673,344	655,566	634,311
Gross profit	520,281	517,458	487,195
Operating expenses:
Marketing and sales	317,527	318,175	299,801
Technology and development	38,903	39,234	34,745
General and administrative	84,116	84,383	85,908
Depreciation and amortization	33,376	32,384	29,124
Total operating expenses	473,922	474,176	449,578
Operating income	46,359	43,282	37,617
Interest expense, net	5,821	6,674	5,753
Other (income) expense, net	(15,471)	(14,839)	1,550
Income before income taxes	56,009	51,447	30,314
Income tax expense	11,968	15,579	10,930
Net Income	$44,041	35,868	19,384
Less: Net loss attributable to noncontrolling interest	-	(1,007)	(903)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$44,041	$36,875	$20,287

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.68	$0.57	$0.31

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.65	$0.55	$0.30

Weighted average shares used in the calculation of net income per common share:
Basic	65,191	64,896	64,976
Diluted	67,735	67,083	67,602

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	July 2, 2017	July 3, 2016	June 28, 2015

Net income	$44,041	$35,868	$19,384
Other comprehensive income/(loss) (currency translation)	(41)	252	(505)
Comprehensive income	44,000	36,120	18,879

Less:
Net loss attributable to noncontrolling interest	-	(1,007)	(903)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	-	87	(180)
Comprehensive net loss attributable to noncontrolling interest	-	(920)	(1,083)

Comprehensive income attributable to 1-800-FLOWERS.COM, Inc.	$44,000	$37,040	$19,962

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended July 2, 2017, July 3, 2016 and June 28, 2015

(in thousands, except share data)

							Accumulated			Total
	Common Stock				Additional	Retained	Other			1-800-FLOWERS. COM, Inc.
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity	Interest	Equity

Balance at June 29, 2014	38,119,398	$381	42,058,594	$420	$305,510	$(68,565)	$(46)	16,098,437	$(54,472)	$183,228	$2,890	$186,118

Net income	-	-	-	-	-	20,287	-	-	-	20,287	(903)	19,384
Translation adjustment	-	-	-	-	-	-	(325)	-	-	(325)	(180)	(505)
Conversion of Class B stock into Class A stock	2,748,550	27	(2,748,550)	(27)	-	-	-	-	-	-	-	-
Stock-based compensation	1,154,173	12	-	-	5,950	-	-	-	-	5,962	-	5,962
Exercise of stock options	853,170	9			5,533					5,542	-	5,542
Excess tax benefit from stock-based compensation	-	-	-	-	2,115	-	-	-	-	2,115	-	2,115
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,056,038	(8,360)	(8,360)	-	(8,360)
Balance at June 28, 2015	42,875,291	429	39,310,044	393	$319,108	(48,278)	(371)	17,154,475	(62,832)	208,449	1,807	210,256

Net income	-	-	-	-	-	36,875	-	-	-	36,875	(1,007)	35,868
Translation adjustment	-	-	-	-	-	-	165	-	-	165	87	252
Noncontrolling interest write-off							60			60	(887)	(827)
Conversion of Class B stock into Class A stock	4,047,040	40	(4,047,040)	(40)	-	-	-	-	-	-	-	-
Stock-based compensation	879,863	9	-	-	6,334	-	-	-	-	6,343	-	6,343
Exercise of stock options	1,044,255	10			3,507					3,517	-	3,517
Excess tax benefit from stock-based compensation	-	-	-	-	2,400	-	-	-	-	2,400	-	2,400
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,714,550	(15,223)	(15,223)	-	(15,223)
Balance at July 3, 2016	48,846,449	488	35,263,004	353	331,349	(11,403)	(146)	18,869,025	(78,055)	242,586	-	242,586

Net income	-	-	-	-	-	44,041	-	-	-	44,041	-	44,041
Translation adjustment	-	-	-	-	-	-	(41)	-	-	(41)	-	(41)
Conversion of Class B stock into Class A stock	1,361,401	14	(1,361,401)	(14)	-	-	-	-	-	-	-	-
Stock-based compensation	965,429	10	-	-	6,092	-	-	-	-	6,102	-	6,102
Exercise of stock options	54,500	1	-	-	285	-	-	-	-	286	-	286
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,120,706	(10,735)	(10,735)	-	(10,735)
Balance at July 2, 2017	51,227,779	$513	33,901,603	$339	$337,726	$32,638	$(187)	19,989,731	$(88,790)	$282,239	-	$282,239

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	July 2, 2017	July 3, 2016	June 28, 2015

Operating activities:
Net income	$44,041	$35,868	$19,384
Reconciliation of net income to net cash provided by operating activities, net of acquisitions/dispositions:
Gain on sale of Fannie May	(14,607)	-	-
Depreciation and amortization	33,376	32,384	29,124
Amortization of deferred financing costs	1,532	1,791	1,501
Deferred income taxes	(1,649)	(3,000)	2,471
Foreign equity investment impairment	-	2,278	-
Loss on sale/impairment of iFlorist	-	1,990	-
Non-cash impact of write-offs related to warehouse fire	-	-	29,522
Bad debt expense	1,158	1,278	1,295
Stock-based compensation	6,102	6,343	5,962
Excess tax benefit from stock-based compensation	-	(2,400)	(2,550)
Other non-cash items	133	517	1,439
Changes in operating items:
Trade receivables	(6,220)	(4,210)	8,331
Insurance receivable	-	2,979	(2,979)
Inventories	(9,277)	(10,216)	26,390
Prepaid and other	(2,609)	(1,560)	8,047
Accounts payable and accrued expenses	9,132	(6,429)	(2,235)
Other assets	(36)	(29)	(1,058)
Other liabilities	(66)	89	1,089
Net cash provided by operating activities	61,010	57,673	125,733

Investing activities:
Acquisitions, net of cash acquired	-	-	(131,994)
Proceeds from sale of business	111,955	-	-
Capital expenditures, net of non-cash expenditures	(33,653)	(33,938)	(32,572)
Other	-	-	963
Net cash provided by (used in) investing activities	78,302	(33,938)	(163,603)

Financing activities:
Acquisition of treasury stock	(10,735)	(15,223)	(8,360)
Excess tax benefit from stock based compensation	-	2,400	2,550
Proceeds from exercise of employee stock options	286	3,517	5,542
Proceeds from bank borrowings	181,000	178,000	239,500
Repayment of notes payable and bank borrowings	(186,451)	(192,543)	(172,983)
Debt issuance costs	(1,506)	-	(5,642)
Net cash (used in) provided by financing activities	(17,406)	(23,849)	60,607

Net change in cash and cash equivalents	121,906	(114)	22,737
Cash and cash equivalents:
Beginning of year	27,826	27,940	5,203
End of year	$149,732	$27,826	$27,940

Supplemental Cash Flow Information:

-	Interest paid amounted to $4.4 million, $5.0 million and $4.3 million, for the years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively.
-

The Company paid income taxes of approximately $6.8 million, $13.4 million and $5.1 million, net of tax refunds received, for the years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. During fiscal 2017, 2016 and 2015 approximately 1%, 1% and 2% respectively, of consolidated net revenue came from international sources.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2017 and 2015, which ended on July 2, 2017 and June 28, 2015, respectively consisted of 52 weeks. Fiscal year 2016, which ended on July 3, 2016, consisted of 53 weeks.

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

Building and building improvements (years)	10-40
Leasehold improvements (years)	3-10
Furniture, fixtures and production equipment (years)	3-10
Software (years)	3-7
Orchards in production and land improvements	15-35

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

During fiscal 2017 and fiscal 2016 the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During fiscal 2015, the Company performed the two-step quantitative impairment test and determined that the estimated fair value of the Company’s reporting units significantly exceeded their respective carrying values (including goodwill allocated to each respective reporting unit). Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill.

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

During fiscal 2017 and fiscal 2016 the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. During fiscal 2015, the Company performed the quantitative impairment test and determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalogs over a period not to exceed 12 months. Included within prepaid and other current assets was $2.7 million and $3.0million at July 2, 2017 and July 3, 2016 respectively, relating to prepaid catalog expenses.

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

The Company’s equity method investments consist of a 30.0% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.0 million as of July 2, 2017 and $1.1 million as of July 3, 2016, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for both the years ended July 2, 2017 and July 3, 2016 was $0.1 million. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within the “Other (income) expense, net” line item in the Company’s consolidated statement of income in fiscal 2016.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within the “Other assets” line item within the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of July 2, 2017 (including a $1.5 million investment in Euroflorist – see Note 4. for details) and $1.7 million as of July 3, 2016. During the year ended July 3, 2016, the Company determined that the fair value of one of its cost method investments was below its carrying value and that the decline was other-than-temporary. As a result the Company recorded an impairment charge of $0.5 million, which is included within the “Other (income) expense, net” line items in the Company’s consolidated statements of income in fiscal 2016.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included in Other assets in the condensed consolidated balance sheets (see Note 10. for details).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($1.8 million at July 2, 2017 and $2.1 million at July 3, 2016) have been recorded based upon previous experience and management’s evaluation.

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

Marketing and Sales

Marketing and sales expense consists primarily of advertising expenses, catalog costs, online portal and search expenses, retail store and fulfillment operations (other than costs included in cost of revenues), and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $137.5 million, $133.1 million and $130.6 million for the years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively.

Technology and Development

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, typically three to seven years. Costs associated with repair maintenance or the development of website content are expensed as incurred, as the useful lives of such software modifications are less than one year.

Stock-Based Compensation

The Company records compensation expense associated with restricted stock awards and other forms of equity compensation based upon the fair value of stock-based awards as measured at the grant date. The cost associated with share-based awards that are subject solely to time-based vesting requirements is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards is recognized for each tranche over the service period, based on an assessment of the likelihood that the applicable performance goals will be achieved.

Derivatives and hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at July 2, 2017 and July 3, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. As we continue to evaluate the impact of this ASU, we have determined that the new standard will impact the following areas: the costs of producing and distributing the Company’s catalogs will be expensed upon shipment, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be estimated based on the historical pattern of gift card redemption, rather than when redemption is considered remote; the Company will defer revenue at the time the Celebrations Reward loyalty points are earned using a relative fair value approach, rather than accruing a liability equal to the incremental cost of fulfilling its obligations. We have further identified the timing of revenue recognition for e-commerce orders (shipping point versus destination) as a potential issue in our analysis, which is not expected to change the total amount of revenue recognized, but could accelerate the timing of when revenue is recognized. We plan to adopt this guidance beginning with the first quarter in the fiscal year ending June 30, 2019 on a retrospective basis with a cumulative adjustment to retained earnings. We are continuing to evaluate the impact that this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements, including the related disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance will become effective for the Company's fiscal year ending June 30, 2019. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. We are currently evaluating the impact and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt the amendments in ASU 2016-09, in fiscal 2017. As a result, stock-based compensation excess tax benefits are reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they were previously recognized in equity. This change resulted in the recognition of excess tax benefits against income tax expenses, rather than additional paid-in capital, of $1.0 million for the year ended July 2, 2017. There was no impact on earnings per share since approximately 700,000 tax benefit shares for the year ended July 2, 2017, previously associated with the APIC pool calculation, are no longer considered in the diluted share computation. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity. This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Further, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The cumulative effect of this change, which was recorded as compensation expense in fiscal 2017, was not material to the financial statements. In addition, this ASU allows entities to withhold an amount up to an employees’ maximum individual statutory tax rate in the relevant jurisdiction, up from the minimum statutory requirement, without resulting in liability classification of the award. We adopted this change on a modified retrospective basis, with no impact to our consolidated financial statements. Finally, this ASU clarified that the cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This change does not have an impact on the Company’s consolidated financials as it conforms with its current practice.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01)," which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for the Company's fiscal year ending June 30, 2019, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal year ending July 4, 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.” This update clarifies the scope of accounting for the derecognition or partial sale of nonfinancial assets to exclude all businesses and nonprofit activities. ASU 2017-05 also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets. This guidance will be effective for the Company’s fiscal year ending June 30, 2019 and may be applied retrospectively. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for the Company's fiscal year ending June 30, 2019, with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year. See “Recent Accounting Pronouncements” above regarding the impact of our adoption of ASU No. 2015-13.

Note 3 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

		Years Ended
	July 2, 2017	July 3, 2016	June 28, 2015

	(in thousands, except per share data)
Numerator:
Net income	$44,041	$35,868	$19,384
Less: Net loss attributable to noncontrolling interest	-	(1,007)	(903)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$44,041	$36,875	$20,287

Denominator:
Weighted average shares outstanding	65,191	64,896	64,976

Effect of dilutive securities:
Employee stock options (1)	1,519	1,294	1,561
Employee restricted stock awards	1,025	893	1,065
Total effect of dilutive securities	2,544	2,187	2,626

Adjusted weighted-average shares and assumed conversions	67,735	67,083	67,602

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.68	$0.57	$0.31
Diluted	$0.65	$0.55	$0.30

Note (1): The effect of options to purchase 0.0 million, 0.1 million and 0.1 million shares for the years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 4. Acquisitions and Dispositions

Disposition of Fannie May Confections Brands, Inc.

On March 15, 2017, the Company and Ferrero International S.A., a Luxembourg corporation (“Ferrero”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Ferrero agreed to purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) for total consideration of $115.0 million in cash, subject to seasonal working capital adjustment. At that time, the Company determined that the Fannie May business met the held for sale criteria, as prescribed by FASB ASC 360-10-45-9, but did not meet the criteria to qualify as a discontinued operation.

On May 30, 2017, the Company completed the disposition of Fannie May, and in August 2017, the working capital adjustment was finalized, resulting in an $11.4 million reduction to the purchase price. The resulting gain on sale, in the amount of $14.6 million, is included within “Other (income) expense, net” in the Company’s consolidated statements of income for the fiscal year 2017. In connection with the working capital adjustment of $11.4 million, the Company has an $8.5 million payable to Ferrero, included in the“Accrued expenses” line item in the Company’s consolidated balance sheet as of July 2, 2017.

Per FASB ASC 350-20-40, when a portion of reporting unit that constitutes a business is to be disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal. The amount of goodwill to be included in that carrying amount shall be based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Fannie May represented a business, as defined by FASB, and was included in the Company's Gourmet Food & Gift Baskets reporting unit. As a result, we allocated $15.1 million of goodwill to the Fannie May business based on the relative fair value of Fannie May to the Gourmet Food & Gift Baskets reporting unit. The Company estimated the fair value of the Gourmet Food & Gift Baskets reporting unit in a manner consistent with its significant accounting policy for goodwill, described in Note 1 above.

The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May for a period of approximately 18 months, related to the business of Fannie May, and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

Operating results of Fannie May are reflected in the Company’s consolidated financial statements through May 30, 2017, the date of its disposition, within its Gourmet Food & Gift Baskets segment. During fiscal 2017, Fannie May contributed net revenues of $85.6 million. Operating and pre-tax income during such period were not material.

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

Disposition of Colonial Gifts Limited ("iFlorist")

During October 2015, the Company completed the sale of substantially all of the assets of iFlorist to Euroflorist AB (“Euroflorist”), a pan-European floral and gifting company headquartered in Malmo, Sweden. As consideration for the assets sold, the Company received an investment in Euroflorist with a fair value on the date of sale of approximately $1.5 million. (The Company will account for this investment using the cost method as it does not possess the ability to exercise significant influence over Euroflorist.). The Company recorded a loss on the sale in the amount of $2.1 million which is included within “Other (income) expense, net” in the condensed consolidated statements of operations.

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	July 2, 2017	July 3, 2016
	(in thousands)

Finished goods	$34,476	$44,264
Work-in-process	11,933	24,573
Raw materials	29,453	34,491
Total inventory	$75,862	$103,328

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total

Balance at June 28, 2015	$17,582	$-	$59,515	$77,097
Other	(141)		711	570
Balance at July 3, 2016	$17,441	$-	$60,226	$77,667
Sale of Fannie May	-	-	(15,077)	(15,077)
Balance at July 2, 2017	$17,441	$-	$45,149	$62,590

There were no goodwill impairment charges in any segment during the years ended July 2, 2017, July 3, 2016 and June 28, 2015.

The Company’s other intangible assets consist of the following:

		July 2, 2017			July 3, 2016
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)

Intangible assets with determinable lives
Investment in licenses	14 - 16 years	$7,420	$5,937	$1,483	$7,420	$5,832	$1,588
Customer lists	3 - 10 years	12,184	8,227	3,957	21,144	15,960	5,184
Other	5 - 14 years	2,946	2,045	901	3,665	2,698	967
Total intangible assets with determinable lives		22,550	16,209	6,341	32,229	24,490	7,739

Trademarks with indefinite lives		54,749	-	54,749	71,261	-	71,261
Total identifiable intangible assets		$77,299	$16,209	$61,090	$103,490	$24,490	$79,000

Intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended July 2, 2017, July 3, 2016 and June 28, 2015.

The amortization of intangible assets for the years ended July 2, 2017, July 3, 2016 and June 28, 2015 was $1.4 million, $1.9 million and $2.1 million, respectively. Future estimated amortization expense is as follows: 2018 – $1.3 million, 2019 - $0.7 million, 2020 - $0.6 million, 2021 - $0.6 million, 2022 - $0.5 million, and thereafter - $2.6 million.

Note 7. Property, Plant and Equipment

	July 2, 2017	July 3, 2016
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	9,703	9,483
Building and building improvements	56,791	54,950
Leasehold improvements	11,950	21,584
Production equipment and furniture and fixtures	47,293	72,912
Computer and telecommunication equipment	45,026	52,737
Software	119,177	136,333
Capital projects in progress - orchards	9,971	8,513
Property, plant and equipment, gross	330,700	387,301
Accumulated depreciation and amortization	(169,319)	(215,939)
Property, plant and equipment, net	$161,381	$171,362

Depreciation expense for the years ended July 2, 2017, July 3, 2016 and June 28, 2015 was $32.0 million, $30.5 million and $27.0 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	July 2, 2017	July 3, 2016
	(in thousands)
Payroll and employee benefits	$22,767	$25,892
Deferred revenue	13,865	10,366
Accrued marketing expenses	11,974	8,071
Gift card liability	8,835	8,309
Fannie May working capital adjustment	8,500	-
Accrued florist payout	6,576	6,746
Other	17,689	6,682
Accrued Expenses	$90,206	$66,066

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	July 2, 2017	July 3, 2016
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	112,125	117,563
Deferred Financing Costs	(3,560)	(3,573)
Total debt	108,565	113,990
Less: current maturities of long-term debt	7,188	19,594
Long-term debt	$101,377	$94,396

(1) On December 23, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Amended Credit Agreement”) with JPMorgan Chase Bank as administrative agent, and a group of lenders. The 2016 Amended Credit Agreement amended and restated the Company’s credit agreement dated as of September 30, 2014 to, among other things, extend the maturity date of the $115.0 million outstanding term loan ("Term Loan") and the revolving credit facility (the "Revolver") by approximately two years to December 23, 2021. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on April 2, 2017, with escalating principal payments, at the rate of 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four, and 15% in year five, with the remaining balance of $61.8 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%, based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of July 2, 2017. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of July 2, 2017:
Trading securities held in a “rabbi trust” (1)	$6,916	$6,916	$-	$-
	$6,916	$6,916	$-	$-

Assets (liabilities) as of July 3, 2016:
Trading securities held in a “rabbi trust” (1)	$4,852	$4,852	$-	$-
	$4,852	$4,852	$-	$-

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

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	July 2, 2017	July 3, 2016	June 28, 2015
	(in thousands)

Current provision (benefit):
Federal	$11,859	$15,876	$6,630
State	1,758	2,703	1,840
Foreign	-	-	(11)
Current income tax expense	13,617	18,579	8,459
Deferred provision (benefit):
Federal	(1,563)	(2,949)	1,970
State	(90)	(7)	631
Foreign	4	(44)	(130)
Deferred income tax expense (benefit)	(1,649)	(3,000)	2,471

Income tax expense	$11,968	$15,579	$10,930

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	July 2, 2017	July 3, 2016	June 28, 2015

Tax at U.S. statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	3.4	3.8
Valuation allowance change (*)	14.9	1.3	2.6
Foreign rate differences	0.1	(2.6)	1.1
Deductible stock-based compensation	(1.6)	(0.2)	(1.3)
Domestic production deduction	(2.1)	(2.6)	(2.2)
Tax credits	(1.7)	(4.2)	(3.9)
Tax effect of disposition (*)	(25.3)	-	-
Other, net	(0.2)	0.2	1.0
Effective tax rate	21.4%	30.3%	36.1%

(*) rate impact due to the disposition of Fannie May – see discussion below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	July 2, 2017	July 3, 2016
	(in thousands)
Deferred income tax assets:
Loss and credit carryforwards	$12,717	$6,901
Accrued expenses and reserves	4,626	7,267
Stock-based compensation	2,565	2,991
Deferred compensation	1,950	1,540
Gross deferred income tax assets	21,858	18,699
Less: Valuation allowance	(11,772)	(4,936)
Deferred tax assets, net	10,086	13,763

Deferred income tax liabilities:
Other intangibles	(20,537)	(24,357)
Tax in excess of book depreciation	(23,417)	(24,923)
Deferred tax liabilities	(43,954)	(49,280)
Net deferred income tax liabilities	$(33,868)	$(35,517)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances, primarily for net operating loss and capital loss carryforwards in federal, certain states, and for its Brazilian and Canadian subsidiaries. During fiscal 2017, the Company’s valuation allowance increased primarily as a result of the disposition of Fannie May (see Note 4. above for details), which generated a federal capital loss carryforward of $23.6 million, partially offset by a write-off of tax attributes of foreign dissolved entities consisting mainly of net operating losses which previously had a full valuation allowance. The Company does not expect to utilize the capital loss carryforward prior to expiration and has therefore provided for a full valuation allowance. At July 2, 2017, the Company’s total federal and state capital loss carryforwards were $23.7 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $2.4 million, which if not utilized, will begin to expire in fiscal 2034.

The Company files income tax returns in the U .S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company concluded its U.S. federal examination for fiscal 2014, however, fiscal years 2015 and 2016 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2012. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities, mainly Canada and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At July 2, 2017, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.4 million. During fiscal 2017, the unrecognized tax benefit decreased by $0.8 million as a result of federal and state tax settlements. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2017 and fiscal 2016, 1,361,401 and 4,047,040 shares of Class B common stock, respectively, were converted into shares of Class A common stock.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. The Company repurchased a total of $10.7 million (1,120,706 shares), $15.2 million (1,714,550 shares) and $8.4 million (1,056,038 shares) during the fiscal years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively, under this program. As of July 2, 2017, $17.2 million remains authorized under the plan. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million.

The Company has stock options and restricted stock awards outstanding to participants under the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009, as amended as of October 28, 2011 and September 14, 2016) (the “Plan”). The Plan is a broad-based, long-term incentive program that is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve the Company’s long-term growth and profitability objectives. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively “Awards”).

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the “Committee”). At July 2, 2017, the Company has reserved approximately 6.2 million shares of common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized within operating income (*) in the periods presented are as follows:

	Years Ended
	July 2, 2017	July 3, 2016	June 28, 2015

	(in thousands, except per share data)

Stock options	$446	$432	$459
Restricted stock awards	5,248	5,911	5,503
Total	5,694	6,343	5,962
Deferred income tax benefit	2,213	1,987	2,087
Stock-based compensation expense, net	$3,481	$4,356	$3,875

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 2, 2017(*)	July 3, 2016	June 28, 2015

	(in thousands)

Marketing and sales	$1,624	$2,306	$1,866
Technology and development	315	493	392
General and administrative	3,755	3,544	3,704
Total	$5,694	$6,343	$5,962

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (Refer to Note 15. Business Segments).

(*)

Excludes approximately $0.4mm of stock-based compensation expense recorded within the gain on the sale of Fannie May, resulting from the acceleration of vesting of shares for Fannie May personnel, upon completion of the disposition.

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	July 2, 2017 (1)	July 3, 2016 (1)	June 28, 2015

Weighted average fair value of options granted	n/a	n/a	$4.86
Expected volatility	n/a	n/a	52%
Expected life (in years)	n/a	n/a	7.3
Risk-free interest rate	n/a	n/a	1.9%
Expected dividend yield	n/a	n/a	0.0%
(1)	No options were granted during the fiscal years ended July 2, 2017 and July 3, 2016.

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

The following table summarizes stock option activity during the year ended July 2, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding beginning of period	2,182,234	$2.49
Granted	-	$-
Exercised	(54,500)	$5.22
Forfeited/Expired	-	$-
Outstanding end of period	2,127,734	$2.42	3.8 years	$15,608

Options vested or expected to vest at end of period	2,127,734	$2.42	3.8 years	$15,608
Exercisable at July 2, 2017	1,478,734	$2.38	3.7 years	$10,910

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2017. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended July 2, 2017, July 3, 2016 and June 28, 2015 was $0.5, $4.2 million and $3.6 million, respectively.

The following table summarizes information about stock options outstanding at July 2, 2017:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$1.79	1,000,000	3.3	$1.79	750,000	$1.79
$2.22 – 2.44	32,000	2.5	$2.43	32,000	$2.43
$2.63	1,010,000	4.3	$2.63	635,000	$2.63
$3.26 – 10.20	85,734	4.4	$7.31	61,734	$6.92

	2,127,734	3.8	$2.42	1,478,734	$2.38

As of July 2, 2017, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $0.8 million and the weighted average period over which these awards are expected to be recognized was 1.9 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended July 2, 2017:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	2,017,069	$6.78
Granted	819,406	$9.88
Vested	(965,429)	$6.90
Forfeited	(518,173)	$9.72
Non-vested - end of period	1,352,873	$7.44

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of July 2, 2017, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 1.9 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal years 2017, 2016 and 2015.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. Up until December 31, 2016, the Company matched 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Effective January 1, 2017, the Company suspended contributions. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected. As of July 2, 2017 and July 3, 2016, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $6.9 million and $4.9 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. Company contributions during the years ended July 2, 2017, July 3, 2016 and June 28, 2015 were less than $0.1 million. Gains (losses) on these investments, were $1.0 million, ($0.1) million and $0.2 million for the years ended July 2, 2017, July 3, 2016 and June 28, 2015, are included in “Other (income) expense, net,” within the Company’s consolidated statements of income.

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

	Years ended
Net revenues	July 2, 2017	July 3, 2016	June 28, 2015
		(in thousands)

Net revenues:
1-800-Flowers.com Consumer Floral	$437,132	$418,492	$422,199
BloomNet Wire Service	87,700	85,483	85,968
Gourmet Food & Gift Baskets	670,677	670,453	613,953
Corporate	1,102	1,066	1,020
Intercompany eliminations	(2,986)	(2,470)	(1,634)
Total net revenues	$1,193,625	$1,173,024	$1,121,506

	Years ended
Operating Income from Continuing Operations	July 2, 2017	July 3, 2016	June 28, 2015
		(in thousands)

Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$51,860	$50,773	$43,529
BloomNet Wire Service	32,383	30,629	29,398
Gourmet Food & Gift Baskets	77,312	79,398	74,889
Segment Contribution Margin Subtotal	161,555	160,800	147,816
Corporate (a)	(81,820)	(85,134)	(81,075)
Depreciation and amortization	(33,376)	(32,384)	(29,124)
Operating income	$46,359	$43,282	$37,617

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

As of July 2, 2017 future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)
2018	$13,772
2019	11,683
2020	8,704
2021	7,776
2022	7,126
Thereafter	39,410
Total minimum lease payments	$88,471

At July 2, 2017, the total future minimum sublease rentals under non-cancelable operating sub-leases for land and buildings were $4.2 million. Rent expense was approximately $32.6 million, $34.3 million and $28.3 million for the years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively.

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of July 2, 2017, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $2.7 million, primarily related to the Company’s technology infrastructure.

The Company had approximately $1.8 million in unused stand-by letters of credit as of July 2, 2017.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended July 2, 2017	$2,104,000	$1,158,000	$-	$(1,416,000)	$1,846,000
Year Ended July 3, 2016	$2,235,000	$1,278,000	$-	$(1,409,000)	$2,104,000
Year Ended June 28, 2015	$2,443,000	$1,295,000	$-	$(1,503,000)	$2,235,000

(a)	Reduction in reserve due to write-off of accounts/notes receivable balances.