Form 10-Q
period 2017-10-01
1 800 FLOWERS COM INC
filed 2017-11-09
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

or

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

Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 3, 2017:

Class A common stock: 36,057,399

Class B common stock: 28,567,063

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	October 1, 2017	July 2, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,139	$149,732
Trade receivables, net	35,710	14,073
Inventories	148,420	75,862
Prepaid and other	26,943	17,735
Total current assets	220,212	257,402

Property, plant and equipment, net	157,473	161,381
Goodwill	62,590	62,590
Other intangibles, net	60,729	61,090
Other assets	11,329	10,007
Total assets	$512,333	$552,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,435	$27,781
Accrued expenses	67,014	90,206
Current maturities of long-term debt	7,906	7,188
Total current liabilities	102,355	125,175

Long-term debt	99,461	101,377
Deferred tax liabilities	33,482	33,868
Other liabilities	11,237	9,811
Total liabilities	246,535	270,231

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000 shares authorized, 51,292,319 and 51,227,779 shares issued at October 1, 2018 and July 2, 2017, respectively	513	513
Class B common stock, $0.01 par value, 200,000 shares authorized, 33,847,063 and 33,901,603 shares issued at October 1, 2018 and July 2, 2017, respectively	338	339
Additional paid-in-capital	338,829	337,726
Retained earnings	19,416	32,638
Accumulated other comprehensive loss	(188)	(187)
Treasury stock, at cost, 15,167,290 and 14,709,731 Class A shares at October 1, 2017 and July 2, 2017, respectively, and 5,280,000 Class B shares at October 1, 2017 and July 2, 2017	(93,110)	(88,790)
Total stockholders’ equity	265,798	282,239
Total liabilities and stockholders’ equity	$512,333	$552,470

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	October 1, 2017	October 2, 2016

Net revenues	$157,349	$165,829
Cost of revenues	90,071	94,442
Gross profit	67,278	71,387
Operating expenses:
Marketing and sales	49,722	55,078
Technology and development	9,670	9,488
General and administrative	19,405	21,933
Depreciation and amortization	8,084	7,997
Total operating expenses	86,881	94,496
Operating loss	(19,603)	(23,109)
Interest expense, net	1,031	1,451
Other income, net	(260)	(150)
Loss before income taxes	(20,374)	(24,410)
Income tax benefit	(7,152)	(8,639)
Net loss	$(13,222)	$(15,771)

Basic and diluted net loss per common share	$(0.20)	$(0.24)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,954	65,081

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	October 1, 2017	October 2, 2016

Net loss	$(13,222)	$(15,771)
Other comprehensive income/(loss) (currency translation)	(1)	95
Comprehensive loss	$(13,223)	$(15,676)

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	October 1, 2017	October 2, 2016

Operating activities:
Net loss	$(13,222)	$(15,771)
Reconciliation of net loss to net cash used in operating activities, net of acquisitions/dispositions:
Depreciation and amortization	8,084	7,997
Amortization of deferred financing costs	240	374
Deferred income taxes	(386)	(703)
Bad debt expense	200	188
Stock-based compensation	1,101	1,774
Other non-cash items	239	264
Changes in operating items:
Trade receivables	(21,837)	(23,886)
Inventories	(72,558)	(88,054)
Prepaid and other	(9,207)	(11,470)
Accounts payable and accrued expenses	(15,038)	(5,518)
Other assets	(14)	-
Other liabilities	96	(37)
Net cash used in operating activities	(122,302)	(134,842)

Investing activities:
Working capital adjustment related to sale of business	(8,500)	-
Capital expenditures, net of non-cash expenditures	(4,034)	(4,703)
Net cash used in investing activities	(12,534)	(4,703)

Financing activities:
Acquisition of treasury stock	(4,320)	(2,964)
Proceeds from exercise of employee stock options	-	1
Proceeds from bank borrowings	-	125,000
Repayment of notes payable and bank borrowings	(1,437)	(3,563)
Net cash (used in) provided by financing activities	(5,757)	118,474

Net change in cash and cash equivalents	(140,593)	(21,071)
Cash and cash equivalents:
Beginning of period	149,732	27,826
End of period	$9,139	$6,755

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2017.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2017, Easter was on April 16th, which resulted in the shift of some revenue and EBITDA from the Company’s third quarter of fiscal 2016. In fiscal 2018, Easter falls on April 1st, which will result in the shift of all Easter-related revenue and EBITDA into the Company’s third quarter of fiscal 2018.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. The Company adopted this standard effective July 3, 2017. The adoption of ASU 2015-11 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for the Company’s fiscal year ending June 30, 2019, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 2 – Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss attributable to 1-800-FLOWERS.COM, Inc. for the three months ended October 1, 2017 and October 2, 2016, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Stock options	$108	$114
Restricted stock	993	1,660
Total	1,101	1,774
Deferred income tax benefit	386	703
Stock-based compensation expense, net	$715	$1,071

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Marketing and sales	$298	$547
Technology and development	60	100
General and administrative	743	1,127
Total	$1,101	$1,774

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (Refer to Note 12-Business Segments.)

Stock Options

The following table summarizes stock option activity during the three months ended October 1, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 2, 2017	2,127,734	$2.42
Granted	-	$-
Exercised	-	$-
Forfeited	(7,500)	$9.95
Outstanding at October 1, 2017	2,120,234	$2.39	3.6	$15,817

Options vested or expected to vest at October 1, 2017	2,120,234	$2.39	3.6	$15,817
Exercisable at October 1, 2017	1,471,234	$2.37	3.5	$11,057

As of October 1, 2017, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.7 million and the weighted average period over which these awards are expected to be recognized was 1.7 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended October 1, 2017:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 2, 2017	1,352,873	$7.44
Granted	99,821	$8.81
Vested	(10,000)	$7.91
Forfeited	(5,000)	$9.03
Non-vested at October 1, 2017	1,437,634	$7.53

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of October 1, 2017, there was $5.2 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.8 years.

 Note 4 – Disposition

On March 15, 2017, the Company and Ferrero International S.A., a Luxembourg corporation (“Ferrero”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Ferrero agreed to purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. The working capital adjustment was finalized in August 2017, resulting in an $11.4 million reduction to the purchase price. The resulting gain on sale of $14.6 million, is included within “Other (income) expense, net” in the Company’s consolidated statements of income for the fiscal year 2017.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	October 1, 2017	July 2, 2017
	(in thousands)
Finished goods	$85,141	$34,476
Work-in-process	11,776	11,933
Raw materials	51,503	29,453
Total inventory	$148,420	$75,862

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at October 1, 2017 and July 2, 2017	$17,441	$-	$45,149	$62,590

The Company’s other intangible assets consist of the following:

		October 1, 2017			July 2, 2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives

Investment in licenses	14-16	$7,420	$5,963	$1,457	$7,420	$5,937	$1,483
Customer lists	3-10	12,184	8,533	3,651	12,184	8,227	3,957
Other	5-14	2,946	2,074	872	2,946	2,045	901
Total intangible assets with determinable lives		22,550	16,570	5,980	22,550	16,209	6,341

Trademarks with indefinite lives		54,749	-	54,749	54,749	-	54,749

Total identifiable intangible assets		$77,299	$16,570	$60,729	$77,299	$16,209	$61,090

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2018 - $1.0 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million, fiscal 2021 - $0.6million, fiscal 2022 - $0.5 million and thereafter - $2.6million.

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

The Company’s equity method investment is comprised of a 29.6% interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company made on May 31, 2012. The book value of this investment was $1.0 million as of October 1, 2017 and July 2, 2017, and is included within “Other assets” in the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three months ended October 1, 2017 and October 2, 2016 was less than $0.1 million.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of October 1, 2017 and July 2, 2017.

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

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	October 1, 2017	July 2, 2017
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	110,688	112,125
Deferred financing costs	(3,321)	(3,560)
Total debt	107,367	108,565
Less: current debt	7,906	7,188
Long-term debt	$99,461	$101,377

(1) On December 23, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Amended Credit Agreement”) with JPMorgan Chase Bank as administrative agent, and a group of lenders. The 2016 Amended Credit Agreement amended and restated the Company’s credit agreement dated as of September 30, 2014 (the “2014 Agreement”) to, among other things, extend the maturity date of its $115.0 million outstanding term loan ("Term Loan") and revolving credit facility (the "Revolver") by approximately two years to December 23, 2021. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on April 2, 2017, with escalating principal payments, at the rate of 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four, and 15% in year five, with the remaining balance of $61.8 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%,  based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was incompliance with these covenants as of October 1, 2017. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $5.7 million – remainder of fiscal 2018, $10.1 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 – fiscal 2022.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	October 1, 2017	July 2, 2017
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	9,703	9,703
Building and building improvements	57,275	56,791
Leasehold improvements	11,966	11,950
Production equipment and furniture and fixtures	47,763	47,293
Computer and telecommunication equipment	46,071	45,026
Software	120,990	119,177
Capital projects in progress - orchards	10,178	9,971
Property, plant and equipment, gross	334,735	330,700
Accumulated depreciation and amortization	(177,262)	(169,319)
Property, plant and equipment, net	$157,473	$161,381

Note 10 - Fair Value Measurements

Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of October 1, 2017:
Trading securities held in a “rabbi trust” (1)	$8,241	$8,241	$-	$-
	$8,241	$8,241	$-	$-

Assets (liabilities) as of July 2, 2017:
Trading securities held in a “rabbi trust” (1)	$6,916	$6,916	$-	$-
	$6,916	$6,916	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended October 1, 2017 was 35.1%, compared to 35.4% in the same period of the prior year. The effective rate for fiscal years 2018 and 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company completed its audit by the Internal Revenue Service for fiscal year 2014, however, fiscal years 2015 and 2016 remain subject to federal examination. Due to ongoing state examinations and non-conformity with the federal statute of limitations for assessment, certain states remain open from fiscal 2012. The Company commenced operations in foreign jurisdictions in 2012. The Company's foreign income tax filings are open for examination by its respective foreign tax authorities.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At October 1, 2017, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.4 million. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

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

Net revenues:	Three Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)

1-800-Flowers.com Consumer Floral	$76,610	$75,215
BloomNet Wire Service	19,764	20,964
Gourmet Food & Gift Baskets	60,986	69,814
Corporate	270	263
Intercompany eliminations	(281)	(427)
Total net revenues	$157,349	$165,829

Operating Loss:	Three Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$6,971	$8,181
BloomNet Wire Service	6,701	7,279
Gourmet Food & Gift Baskets	(4,987)	(9,304)
Segment Contribution Margin Subtotal	8,685	6,156
Corporate (a)	(20,204)	(21,268)
Depreciation and amortization	(8,084)	(7,997)
Operating loss	(19,603)	$(23,109)

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts for all celebratory occasions. For the past 40 years, 1-800-Flowers.com® has been helping deliver smiles to customers with a 100% Smile Guarantee® backing every gift. In addition to the 1-800-Flowers.com brand, which offers fresh flowers, plants, fruit and gift baskets, as well as balloons, plush and keepsake gifts, the Company’s BloomNet® international floral wire service (www.mybloomnet.net) and Napco brands provide a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. family of brands also offers everyday gifting and entertaining products such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200) or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541- 2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); gift baskets and towers from 1-800- Baskets.com® (www.1800baskets.com) and DesignPac; premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); and top quality steaks and chops from Stock Yards® (www.stockyards.com).

Service offerings such as Celebrations Passport®, Celebrations Rewards® and Celebrations Reminders® are designed to deepen relationships with customers across all brands. 1-800-FLOWERS.COM was named to the Stores® 2017 Hot 100 Retailers List by the National Retail Federation and also received the 2017 Gold Winner for The Golden Bridge Awards for the Company's groundbreaking implementation of an artificial intelligence-powered online gift concierge, GWYN. 1-800-Flowers.com was awarded the 2017 Gold Stevie "e-Commerce Customer Service" Award, recognizing the brand's innovative use of online technologies and social media to serve the needs of customers.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

On May 30, 2017, the Company completed the sale of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) to Ferrero International S.A., a Luxembourg corporation (“Ferrero”), for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. The working capital adjustment was finalized in August 2017, resulting in an $11.4 million reduction to the purchase price. The resulting gain on sale of $14.6 million, is included within “Other (income) expense, net” in the Company’s consolidated statements of income for the fiscal year 2017.

The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May for a period of approximately 18 months, related to the business of Fannie May, and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

Operating results of Fannie May are reflected in the Company’s consolidated financial statements through May 30, 2017, the date of its disposition, within its Gourmet Food & Gift Baskets segment. Refer to Category Information and Results of Operations below for a comparison of fiscal 2018 results to fiscal 2017, adjusted to exclude the operations of Fannie May.

Definitions of non-GAAP Financial Measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Category Information below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures.

Comparable revenues

Comparable revenues measure GAAP revenues adjusted for the effects of acquisitions, dispositions, and other items affecting period to period comparability. See Category Information for details on how comparable revenues were calculated for each period presented.

We believe that this measure provides management and investors with a more complete understanding of underlying revenue trends of established, ongoing operations by excluding the effect of activities which are subject to volatility and can obscure underlying trends.

Management recognizes that the term "comparable revenues" may be interpreted differently by other companies and under different circumstances. Although this may influence comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the Company and its segments, and may therefore be a useful tool in assessing period-to-period performance trends.

EBITDA and adjusted EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock based compensation, Non-Qualified Plan Investment appreciation/depreciation, and for certain items affecting period to period comparability. See Category Information for details on how EBITDA and adjusted EBITDA were calculated for each period presented.

The Company presents EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and adjusted EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and adjusted EBITDA to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.

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

Category contribution margin and adjusted category contribution margin

We define category contribution margin as earnings before interest, taxes, depreciation and amortization, before the allocation of corporate overhead expenses. Adjusted category contribution margin is defined as category contribution margin adjusted for certain items affecting period to period comparability. See Category Information for details on how category contribution margin and comparable category contribution margin were calculated for each period presented.

When viewed together with our GAAP results, we believe category contribution margin and comparable category contribution margin provide management and users of the financial statements information about the performance of our business segments.

Category contribution margin and comparable category contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of the category contribution margin and adjusted category contribution margin is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

Adjusted net loss and adjusted net loss per common share

We define adjusted net loss and adjusted net loss per common share as net loss and net loss per common share adjusted for certain items affecting period to period comparability. See Category Information below for details on how adjusted net loss and adjusted net loss per common share were calculated for each period presented.

We believe that Adjusted Net Loss and Adjusted EPS are meaningful measures because they increase the comparability of period to period results.

Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, GAAP net loss and net loss per common share, as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

Category Information

The following table presents the net revenues, gross profit and category contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, Adjusted EBITDA and adjusted net income.

	Three Months Ended
	October 1, 2017	October 2, 2016	Exclude Operating Results of Fannie May	As Adjusted (non-GAAP) October 2, 2016	As Adjusted (non-GAAP) % Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$76,610	$75,215	$-	$75,215	1.9%
BloomNet Wire Service	19,764	20,964		20,964	-5.7%
Gourmet Food & Gift Baskets	60,986	69,814	(11,373)	58,441	4.4%
Corporate	270	263		263	2.7%
Intercompany eliminations	(281)	(427)	169	(258)	-8.9%
Total net revenues	$157,349	$165,829	$(11,204)	$154,625	1.8%

Gross profit:
1-800-Flowers.com Consumer Floral	$30,734	$30,499		$30,499	0.8%
	40.1%	40.5%		40.5%

BloomNet Wire Service	11,058	11,794		11,794	-6.2%
	56.0%	56.3%		56.3%

Gourmet Food & Gift Baskets	25,152	28,751	(4,486)	24,265	3.7%
	41.2%	41.2%		41.5%

Corporate (a)	334	343		343	-2.6%
	123.7%	130.4%		130.4%

Total gross profit	$67,278	$71,387	$(4,486)	$66,901	0.6%
	42.8%	43.0%	-	43.3%

EBITDA (non-GAAP):

Category Contribution Margin (b) (non-GAAP):
1-800-Flowers.com Consumer Floral	$6,971	$8,181		$8,181	-14.8%
BloomNet Wire Service	6,701	7,279		7,279	-7.9%
Gourmet Food & Gift Baskets	(4,987)	(9,304)	3,201	(6,103)	18.3%
Category Contribution Margin Subtotal	8,685	6,156	3,201	9,357	-7.2%
Corporate (a)	(20,204)	(21,268)	406	(20,862)	3.2%
EBITDA (non-GAAP)	(11,519)	(15,112)	3,607	(11,505)	-0.1%

Add: Stock-based compensation	1,101	1,774		1,774	37.9%
Add: Comp charge related to NQ Plan Investment Appreciation	275	262		262
Adjusted EBITDA (non-GAAP)	$(10,143)	$(13,076)	$3,607	$(9,469)	-7.1%

	Three Months Ended
Reconciliation of Net Loss to Adjusted Net Loss (non-GAAP):	October 1, 2017	October 2, 2016
	(in thousands)

Net Loss	$(13,222)	$(15,771)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Deduct: Fannie May operating results	-	(4,416)
Add back: income tax (benefit) on Fannie May operating result adjustment	-	(1,561)
Adjusted Net Loss (non-GAAP)	$(13,222)	$(12,916)

Basic and Diluted Net Loss per common share	$(0.20)	$(0.24)

Basic and Diluted Adjusted Net Loss per common share (non-GAAP)	$(0.20)	$(0.20)

Weighted average shares used in the calculation of Net Loss and Adjusted net loss (non-GAAP) per common share	64,954	65,081

Reconciliation of Net Loss to Adjusted EBITDA (non-GAAP):

Net Loss	$(13,222)	$(15,771)
Add:
Interest expense, net	771	1,301
Depreciation and amortization	8,084	7,188
Less:
Fannie May operating results		(4,416)
Income tax benefit	7,152	8,639
EBITDA (non-GAAP)	(11,519)	(11,505)
Add: Compensation Charge related to NQ Plan Investment Appreciation	275	262
Add: Stock-based compensation	1,101	1,774
Adjusted EBITDA (non-GAAP)	$(10,143)	$(9,469)

a)

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

b)

Segment performance is measured based on segment contribution margin or segment Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segments, both of which are non-GAAP measurements. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), and other items that we do not consider indicative of our core operating performance.

Results of Operations

Net Revenues

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$108,771	$107,084	1.6%
Other	48,578	58,745	-17.3%
Total net revenues	$157,349	$165,829	-5.1%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 5.1% during the three months ended October 1, 2017, compared to the same period of the prior year due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal 2017 net revenues to exclude the revenues of Fannie May, net revenues increased 1.8% during the three months ended October 1, 2017, compared to the same period of the prior year. This increase was attributable to growth within the Gourmet Foods & Gift Baskets segment, reflecting year-over-year increases in most of its food gift brands, particularly Harry & David, and growth within the Consumer Floral segment, despite the impact of hurricanes Harvey and Irma, partially offset by lower revenues within the BloomNet Wire Service segment. The impact of hurricanes Harvey and Irma on fiscal 2018 first quarter revenues, including both lost e-commerce revenues and waived florist fees, was estimated to be approximately $1.1 million.

E-commerce revenues (combined online and telephonic) increased by 1.6% during the three months ended October 1, 2017, compared to the same period of the prior year, as a result of growth within the Consumer Floral and Gourmet Foods & Gift Baskets segments. During the three months ended October 1, 2017, the Company fulfilled approximately 1,569,000 orders through its e-commerce sales channels (online and telephonic sales), compared to approximately 1,568,000 during the same period of the prior year, while average order value increased to $69.29 during the three months ended October 1, 2017, from $68.28 during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues decreased by 17.3% during the three months ended October 1, 2017, compared to the same period of the prior year, primarily as a result of the Fannie May disposition during May 2017, partially offset by the combined growth of all other brands within the Gourmet Food and Gift Baskets segment.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 1.9%, during the three months ended October 1, 2017, in comparison to the same period of the prior year, due to increased demand, partially offset by the impact of hurricanes Harvey and Irma, which was estimated to be approximately $0.8mm.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues decreased 5.7% during the three months ended October 1, 2017 compared to the same period of the prior year, primarily due to lower wholesale product revenue, as well as lower membership, transaction fees and ancillary revenues resulting from a decline in network shop count. These decreases were exacerbated by the impact of hurricanes Harvey and Irma, as BloomNet provided financial aid to florists in the affected areas, and waived membership fees of approximately $0.2 million.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May (through the date of its disposition on May 30, 2017), The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May (through the date of its disposition) brand names, as well as wholesale operations. Net revenues decreased 12.6% during the three months ended October 1, 2017 compared to the same period of the prior year due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal year 2017 revenues to exclude Fannie May, net revenues increased 4.4% during the three months ended October 1, 2017, compared to the same period of the prior year. This increase was due to growth by the Harry & David, Cheryl’s and DesignPac brands, partially offset by the impact of hurricanes Harvey and Irma, estimated to be approximately $0.2 million. Segment growth, excluding Fannie May, was due to several initiatives implemented during the second half of fiscal 2017, including increased emphasis on digital marketing, improvements to the navigational flow for Harry & David’s online gift list functionality, and an increased focus on cross-brand marketing and merchandising programs for everyday gifting.

Gross Profit

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)

Gross profit	$67,278	$71,387	-5.8%
Gross margin %	42.8%	43.0%

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

Gross profit and gross margin percentage decreased 5.8% and 20 basis points, respectively, during the three months ended October 1, 2017, compared to the same period of the prior year. On a comparable basis, adjusting prior year gross profit to exclude Fannie May, which was disposed of on May 30, 2017, gross profit during the three months ended October 1, 2017 increased 0.6% compared to the same period of the prior year, due to the increase in comparable revenues noted above, partially offset by a 50 basis point decrease in gross margin percentage across the segments.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 0.8% during the three months ended October 1, 2017, in comparison to the same period of the prior year, due to the increase in revenues noted above, partially offset by a decrease in gross margin percentage of 40 basis points to 40.1%, reflecting an increase in Passport program participation, as well as slightly higher shipping costs.

The BloomNet Wire Service segment gross profit and gross margin percentage decreased 6.2% and 30 basis points, respectively, during the three months ended October 1, 2017, compared to the same period of the prior year, as a result of the revenue miss noted above, including the impact of waived fees for shops impacted by hurricanes Harvey and Irma of approximately $0.2 million.

The Gourmet Food & Gift Baskets segment gross profit decreased 12.6% during the three months ended October 1, 2017, compared to the same period of the prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal year 2017 gross profit to exclude Fannie May, gross profit during the three months ended October 1, 2017 increased 3.7% compared to the same period of the prior year. This increase was attributable to the growth in comparable revenues noted above, partially offset by a 30 basis points decrease in gross margin percentage resulting from sales mix, and an increase in shipping costs.

Marketing and Sales Expense

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)

Marketing and sales	$49,722	$55,078	-9.7%
Percentage of net revenues	31.6%	33.2%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 9.7% during the three months ended October 1, 2017, compared to the same period of the prior year, primarily due to the disposition of Fannie May on May 30, 2017, partially offset by increased marketing spend within the Consumer Floral segment due to efforts by the 1-800-Flowers brand to test search, video and display marketing strategies in advance of the holiday season.

 Technology and Development Expense

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)

Technology and development	$9,670	$9,488	1.9%
Percentage of net revenues	6.1%	5.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 1.9% during the three months ended October 1, 2017, compared to the same period of the prior year, as a result of increased license and maintenance costs related to contact centers, payment gateways, order management and security platforms.

General and Administrative Expense

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)

General and administrative	$19,405	$21,933	-11.5%
Percentage of net revenues	12.3%	13.2%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 11.5% during the three months ended October 1, 2017, compared to the same period of the prior year, primarily due to the disposition of Fannie May on May 30, 2017, as well as lower labor costs, partially offset by an increase in health insurance costs.

Depreciation and Amortization Expense

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)

Depreciation and amortization	$8,084	$7,997	1.1%
Percentage of net revenues	5.1%	4.8%

Depreciation and amortization expense for the three months ended October 1, 2017 increased 1.1% in comparison to the same period of the prior year, due to recent IT capital expenditures, partially offset by the reduction in depreciation related to the disposition of Fannie May.

Interest Expense, net

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)

Interest expense, net	$1,031	$1,451	-28.9%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details regarding the 2016 Amended Credit Facility), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 28.9% during the three months ended October 1, 2017 in comparison to the same period of the prior year, as a result of scheduled repayment of term loan borrowings and funding fiscal 2018 working capital requirements utilizing cash on hand from the sale of Fannie May, in comparison to fiscal 2017, when the Company funded working capital requirements through its revolving credit facility.

Other income, net

	Three Months Ended
	October 1, 2017	October 2, 2016	% Change
	(dollars in thousands)

Other income, net	$(260)	$(150)	-73.3%

Other income, net for the three months ended October 1, 2017 and October 2, 2016, consisted primarily of investment earnings of the Company’s Non-Qualified Deferred Compensation Plan assets.

Income Taxes

The Company recorded an income tax benefit of $7.2 million and $8.6 million during the three months ended October 1, 2017 and October 2, 2016, respectively. The Company’s effective tax rate from operations for the three months ended October 1, 2017 was 35.1%, compared to 35.4% in the same period of the prior year. The effective rate for fiscal years 2018 and 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, which were partially offset by various permanent differences and tax credits. At October 1, 2017, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.4 million. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Cash Flows

At October 1, 2017, the Company had working capital of $117.9 million, including cash and cash equivalents of $9.1 million, compared to working capital of $132.2 million, including cash and cash equivalents of $149.7 million, at July 2, 2017.

Net cash used in operating activities of $122.3 million for the three months ended October 1, 2017, was primarily attributable to the Company’s net loss during the period, as well as seasonal changes in working capital, including increases in inventory, receivables and prepaid expenses related to the upcoming holiday season and timing of payments related to accounts payable and accrued expenses, partially offset by non-cash charges for depreciation/amortization and stock based compensation.

Net cash used in investing activities of $12.5 million for the three months ended October 1, 2017, was primarily attributable to the working capital adjustment related to the sale of Fannie May, of which $8.5 million was still due to Ferrero at July 2, 2017 and to capital expenditures related to the Company's technology initiatives and Gourmet Foods & Gift Basket segment manufacturing production and orchard planting equipment.

Net cash used in financing activities of 5.8 million for the three months ended October 1, 2017 was primarily related to the acquisition of $4.3 million of treasury stock and term loan repayments of $1.4 million. Due to cash on hand from the sale of Fannie May, during the quarter ended October 1, 2017, the Company did not need to draw from its revolving credit facility during the current quarter, as it did in the prior year. The Company expects that it will be required to draw down on its revolver during the second quarter of the fiscal year 2018, although to a much more limited extent in comparison to prior year due to the use of cash generated from the sale of Fannie May, and expects that all borrowings under its revolving credit facility will be repaid by the end of the fiscal second quarter.

Credit Facility

See Note 8 - Debt in Item 1 for details regarding the 2016 Amended Credit Agreement.

The Company believes that cash on hand, combined with cash flows from operations and available borrowings from its 2016 Credit Facility, will be a sufficient source of liquidity during fiscal 2018. Borrowings under the Revolver, which will be significantly lower than prior year as a result of cash generated from the sale of Fannie May, are expected to peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, which, after re-paying all borrowings outstanding under its Revolver, is expected to be sufficient to provide for operating needs until the second quarter of fiscal 2019, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of October 1, 2017, $27.9 million remained authorized under the plan.

Contractual Obligations

There have been no material changes outside the ordinary course of business related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended July 2, 2017.

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to revenue recognition, accounts receivable, inventory, goodwill, other intangible assets and long-lived assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since July 2, 2017.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. The Company adopted this standard effective July 3, 2017. The adoption of ASU 2015-11 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for the Company’s fiscal year ending June 30, 2019, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended July 2, 2017 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 million during the three months ended October 1, 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of October 1, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended October 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 2, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of October 1, 2017, $27.9 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2018, which includes the period July 3, 2017 through October 1, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/03/17 - 07/30/17	89.3	$9.66	89.3	$16,363
07/31/16 - 08/27/17	99.6	$9.08	99.6	$15,456
08/28/17 - 10/01/17	268.7	$9.43	268.7	$27,859
Total	457.6	$9.40	457.6

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 9, 2017	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: November 9, 2017	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)