Form 10-Q
period 2017-12-31
1 800 FLOWERS COM INC
filed 2018-02-09
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 2, 2018:

Class A common stock:	35,969,913
Class B common stock:	28,567,063

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	July 2, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,589	$149,732
Trade receivables, net	44,424	14,073
Inventories	60,567	75,862
Prepaid and other	22,007	17,735
Total current assets	359,587	257,402

Property, plant and equipment, net	154,606	161,381
Goodwill	62,590	62,590
Other intangibles, net	60,460	61,090
Other assets	11,520	10,007
Total assets	$648,763	$552,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,252	$27,781
Accrued expenses	123,504	90,206
Current maturities of long-term debt	8,625	7,188
Total current liabilities	187,381	125,175

Long-term debt	97,545	101,377
Deferred tax liabilities	21,530	33,868
Other liabilities	11,565	9,811
Total liabilities	318,021	270,231

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 51,879,967 and 51,227,779 shares issued at December 31, 2017 and July 2, 2017, respectively	519	513
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,847,063 and 33,901,603 shares issued at December 31, 2017 and July 2, 2017, respectively	338	339
Additional paid-in-capital	339,805	337,726
Retained earnings	90,115	32,638
Accumulated other comprehensive loss	(160)	(187)
Treasury stock, at cost, 15,877,054 and 14,709,731 Class A shares at December 31, 2017 and July 2, 2017, respectively, and 5,280,000 Class B shares at December 31, 2017 and July 2, 2017	(99,875)	(88,790)
Total stockholders’ equity	330,742	282,239
Total liabilities and stockholders’ equity	$648,763	$552,470

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net revenues	$526,093	$554,553	$683,442	$720,382
Cost of revenues	290,834	297,559	380,905	392,001
Gross profit	235,259	256,994	302,537	328,381
Operating expenses:
Marketing and sales	113,771	119,876	163,493	174,954
Technology and development	9,175	9,849	18,845	19,337
General and administrative	19,170	21,551	38,575	43,484
Depreciation and amortization	8,677	9,167	16,761	17,164
Total operating expenses	150,793	160,443	237,674	254,939
Operating income	84,466	96,551	64,863	73,442
Interest expense, net	1,226	2,154	2,257	3,605
Other (income) expense, net	(86)	1	(346)	(149)
Income before income taxes	83,326	94,396	62,952	69,986
Income tax expense	12,627	31,467	5,475	22,828
Net income	$70,699	$62,929	$57,477	$47,158

Basic net income per common share	$1.09	$0.97	$0.89	$0.72

Diluted net income per common share	$1.06	$0.93	$0.86	$0.70

Weighted average shares used in the calculation of net income per common share:
Basic	64,601	65,172	64,778	65,112
Diluted	66,782	67,754	67,037	67,778

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net income	$70,699	$62,929	$57,477	$47,158
Other comprehensive income/(loss) (currency translation & other miscellaneous items)	26	(14)	27	81
Comprehensive income	$70,725	$62,915	$57,504	$47,239

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	December 31, 2017	January 1, 2017

Operating activities:
Net income	$57,477	$47,158
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	16,761	17,164
Amortization of deferred financing costs	480	1,050
Deferred income taxes	(12,338)	(1,380)
Bad debt expense	418	656
Stock-based compensation	2,069	3,498
Other non-cash items	(103)	(400)
Changes in operating items:
Trade receivables	(30,769)	(39,399)
Inventories	15,295	9,916
Prepaid and other	(4,272)	(3,215)
Accounts payable and accrued expenses	69,269	75,304
Other assets	(97)	(35)
Other liabilities	(24)	(324)
Net cash provided by operating activities	114,166	109,993

Investing activities:
Working capital adjustment related to sale of business	(8,500)	-
Capital expenditures, net of non-cash expenditures	(8,864)	(13,253)
Net cash used in investing activities	(17,364)	(13,253)

Financing activities:
Acquisition of treasury stock	(11,085)	(6,822)
Proceeds from exercise of employee stock options	15	267
Proceeds from bank borrowings	30,000	181,000
Repayment of bank borrowings	(32,875)	(183,563)
Debt issuance costs	-	(1,456)
Net cash used in financing activities	(13,945)	(10,574)

Net change in cash and cash equivalents	82,857	86,166
Cash and cash equivalents:
Beginning of period	149,732	27,826
End of period	$232,589	$113,992

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. As we continue to evaluate the impact of this ASU, we have determined that the new standard will impact the following areas: the costs of producing and distributing the Company’s catalogs will be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be estimated based on the historical pattern of gift card redemption, rather than when redemption is considered remote; the Company will defer revenue at the time the Celebrations Reward loyalty points are earned using a relative fair value approach, rather than accruing a liability equal to the incremental cost of fulfilling its obligations. We have further identified the timing of revenue recognition for e-commerce orders (shipping point versus destination) as a potential issue in our analysis, which is not expected to change the total amount of revenue recognized, but could accelerate the timing of when revenue is recognized. We plan to adopt this guidance beginning with the first quarter in the fiscal year ending June 30, 2019, on a retrospective basis, with a cumulative adjustment to retained earnings. We are continuing to evaluate the impact that this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements, including the related disclosures.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted significant changes to the U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates from 35% to 21%. As the Company’s fiscal year ends on July 1, 2018, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for the current fiscal year and 21% for subsequent fiscal years. The Tax Act also eliminates the domestic production activities deduction and introduces limitations on certain business expenses and executive compensation deductions. See Note 11 – Income taxes for the impact of the Tax Act on the Company’s financial statements.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company’s estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts.

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(in thousands, except per share data)
Numerator:
Net income	$70,699	$62,929	$57,477	$47,158

Denominator:
Weighted average shares outstanding	64,601	65,172	64,778	65,112
Effect of dilutive securities:
Employee stock options	1,549	1,526	1,528	1,503
Employee restricted stock awards	632	1,056	731	1,163
	2,181	2,582	2,259	2,666

Adjusted weighted-average shares and assumed conversions	66,782	67,754	67,037	67,778

Net income per common share
Basic	$1.09	$0.97	$0.89	$0.72
Diluted	$1.06	$0.93	$0.86	$0.70

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
		(in thousands)
Stock options	$107	$113	$215	$227
Restricted stock	861	1,611	1,854	3.271
Total	968	1,724	2,069	3,498
Deferred income tax (expense) benefit	206	438	592	1,141
Stock-based compensation expense, net	$762	$1,286	$1,477	$2,357

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
		(in thousands)
Marketing and sales	$258	$495	$556	$1,042
Technology and development	51	96	111	196
General and administrative	659	1,133	1,402	2,260
Total	$968	$1,724	$2,069	$3,498

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (see Note 12 - Business Segments.)

Stock Options

The following table summarizes stock option activity during the six months ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 2, 2017	2,127,734	$2.42
Granted	-	$-
Exercised	(4,000)	$3.71
Forfeited	(17,500)	$9.83
Outstanding at December 31, 2017	2,106,234	$2.36	3.4	$17,573

Options vested or expected to vest at December 31, 2017	2,106,234	$2.36	3.4	$17,573
Exercisable at December 31, 2017	1,707,234	$2.27	3.3	$14,389

As of December 31, 2017, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.6 million and the weighted average period over which these awards are expected to be recognized was 1.5 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 2, 2017	1,352,873	$7.44
Granted	881,473	$9.47
Vested	(593,648)	$7.76
Forfeited	(628,946)	$9.50
Non-vested at December 31, 2017	1,011,752	$7.74

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 31, 2017, there was $5.8 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

 Note 4 – Disposition

On March 15, 2017, the Company and Ferrero International S.A., a Luxembourg corporation (“Ferrero”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Ferrero agreed to purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. The working capital adjustment was finalized in August 2017, resulting in an $11.4 million reduction to the purchase price. The resulting gain on sale of $14.6 million, is included within “Other (income) expense, net” in the Company’s consolidated statements of income in the fourth quarter of fiscal year 2017.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	December 31, 2017	July 2, 2017
	(in thousands)
Finished goods	$26,853	$34,476
Work-in-process	4,559	11,933
Raw materials	29,155	29,453
Total inventory	$60,567	$75,862

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at December 31, 2017 and July 2, 2017	$17,441	$-	$45,149	$62,590

The Company’s other intangible assets consist of the following:

		December 31, 2017			July 2, 2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives:
Investment in licenses	14-16	$7,420	$5,990	$1,430	$7,420	$5,937	$1,483
Customer lists	3-10	12,184	8,840	3,344	12,184	8,227	3,957
Other	5-14	2,946	2,102	844	2,946	2,045	901
Total intangible assets with determinable lives		22,550	16,932	5,618	22,550	16,209	6,341

Trademarks with indefinite lives		54,842	-	54,842	54,749	-	54,749

Total identifiable intangible assets		$77,392	$16,932	$60,460	$77,299	$16,209	$61,090

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2018 - $0.6 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million, fiscal 2021 - $0.6 million, fiscal 2022 - $0.5 million and thereafter - $2.6million.

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

The Company’s equity method investment is comprised of an interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company originally acquired on May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.6 million as of December 31, 2017 and $1.0 million as of July 2, 2017, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and six months ended December 31, 2017 and January 1, 2017 was less than $0.1 million. During the quarter ended December 31, 2017, Flores Online entered into a share exchange agreement with Isabella Flores, whereby among other changes, the Company exchanged 5% of its interest in Flores Online for a 5% interest in Isabella Flores. This new investment of approximately $0.1 million is currently being accounted as a cost method investment and is immaterial to the financial statements. In conjunction with this share exchange, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $0.2 million, which is included within the “Other (income) expense, net” line item in the Company’s consolidated statement of income during the quarter ended December 31, 2017.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.8 million as of December 31, 2017 and $1.7 million as of July 2, 2017.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	December 31, 2017	July 2, 2017
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	109,250	112,125
Deferred financing costs	(3,080)	(3,560)
Total debt	106,170	108,565
Less: current debt	8,625	7,188
Long-term debt	$97,545	$101,377

(1) On December 23, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Amended Credit Agreement”) with JPMorgan Chase Bank as administrative agent, and a group of lenders. The 2016 Amended Credit Agreement amended and restated the Company’s credit agreement dated as of September 30, 2014 (the “2014 Agreement”) to, among other things, extend the maturity date of its $115.0 million outstanding term loan ("Term Loan") and revolving credit facility (the "Revolver") to December 23, 2021. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on April 2, 2017, with escalating principal payments, at the rate of 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four, and 15% in year five, with the remaining balance of $61.8 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%, based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of December 31, 2017. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $4.4 million – remainder of fiscal 2018, $10.1 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 – fiscal 2022.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	December 31, 2017	July 2, 2017
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	10,773	9,703
Building and building improvements	57,803	56,791
Leasehold improvements	12,305	11,950
Production equipment and furniture and fixtures	48,889	47,293
Computer and telecommunication equipment	46,890	45,026
Software	123,001	119,177
Capital projects in progress - orchards	9,114	9,971
Property, plant and equipment, gross	339,564	330,700
Accumulated depreciation and amortization	(184,958)	(169,319)
Property, plant and equipment, net	$154,606	$161,381

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of December 31, 2017:
Trading securities held in a “rabbi trust” (1)	$8,693	$8,693	$-	$-
	$8,693	$8,693	$-	$-

Assets (liabilities) as of July 2, 2017:
Trading securities held in a “rabbi trust” (1)	$6,916	$6,916	$-	$-
	$6,916	$6,916	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and six months ended December 31, 2017 was 15.2% and 8.7% respectively, compared to 33.3% and 32.6% in the same periods of the prior year. The effective rates for fiscal 2018 were impacted by changes associated with the Tax Act (see Note 1 - Accounting Policies above). During the quarter ended December 31, 2017, the Company recognized a benefit of $15.9 million, or $0.24 per diluted share related to the impact of the Tax Act, consisting of a discrete tax benefit of $12.2 million, or $0.18 per diluted share, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21%, and a benefit of $3.7 million, or $0.06 per diluted share, reflecting the Company’s lower transitional federal tax rate in fiscal 2018 of 28.0 percent. In addition, fiscal 2018 effective rates were impacted by state income taxes, which were partially offset by various permanent differences and tax credits. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate due to state income taxes, which were more than offset by various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company’s adoption of ASU 2016-09.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2017, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.4 million. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

 Note 12 – Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•     1-800-Flowers.com Consumer Floral,

•     BloomNet Wire Service, and

•     Gourmet Food and Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (a) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation, both of which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Three Months Ended		Six Months Ended
Net Revenues:	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
		(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$100,064	$97,808	$176,674	$173,023
BloomNet Wire Service	20,375	20,502	40,139	41,466
Gourmet Food & Gift Baskets	405,964	436,870	466,950	506,684
Corporate	317	316	587	579
Intercompany eliminations	(627)	(943)	(908)	(1,370)
Total net revenues	$526,093	$554,553	$683,442	$720,382

	Three Months Ended		Six Months Ended
Operating Income:	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
		(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$10,791	$13,128	$17,762	$21,309
BloomNet Wire Service	7,692	8,189	14,393	15,468
Gourmet Food & Gift Baskets	93,496	104,624	88,509	95,320
Segment Contribution Margin Subtotal	111,979	125,941	120,664	132,097
Corporate (a)	(18,836)	(20,223)	(39,040)	(41,491)
Depreciation and amortization	(8,677)	(9,167)	(16,761)	(17,164)
Operating income	$84,466	$96,551	$64,863	$73,442

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

Note 13 – Commitments and Contingencies

Litigation

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts for all celebratory occasions. For the past 40 years, 1-800-Flowers.com® has been helping deliver smiles to customers with a 100% Smile Guarantee® backing every gift. In addition to the 1-800-Flowers.com brand, which offers fresh flowers, plants, fruit and gift baskets, as well as balloons, plush and keepsake gifts, the Company’s BloomNet® international floral wire service (www.mybloomnet.net) and Napco brands provide a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. family of brands also offers everyday gifting and entertaining products such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200 or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com) and DesignPac; premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); artisanal and specialty chocolates from Simply ChocolateSM (www.simplychocolate.com), carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com), and personalized gifts from Personalization Universe® (www.personalizationuniverse.com).

Service offerings such as Celebrations Passport®, Celebrations Rewards® and Celebrations Reminders® are designed to deepen relationships with customers across all brands. 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers List by the National Retail Federation and received the Gold award in the “Best Artificial Intelligence” category at the Data & Marketing Association’s 2017 International ECHO Awards for the Company’s groundbreaking implementation of an artificial intelligence-powered online gift concierge, GWYN.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

On May 30, 2017, the Company completed the sale of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) to Ferrero International S.A., a Luxembourg corporation (“Ferrero”), for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. The working capital adjustment was finalized in August 2017, resulting in an $11.4 million reduction to the purchase price. The resulting gain on sale of $14.6 million, is included within “Other (income) expense, net” in the Company’s consolidated statements of income in the fourth quarter of fiscal year 2017.

The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May for a period of approximately 18 months, related to the business of Fannie May, and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

Operating results of Fannie May are reflected in the Company’s consolidated financial statements through May 30, 2017, the date of its disposition, within its Gourmet Food & Gift Baskets segment. See Segment Information and Results of Operations below for a comparison of fiscal 2018 results to fiscal 2017, adjusted to exclude the operations of Fannie May.

Definitions of non-GAAP Financial Measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “adjusted" or “on a comparable basis” below, as these terms are used interchangeably.

Adjusted revenues

Adjusted revenues measure GAAP revenues adjusted for the effects of acquisitions, dispositions, and other items affecting period to period comparability. See Segment Information for details on how adjusted revenues were calculated for each period presented.

We believe that this measure provides management and investors with a more complete understanding of underlying revenue trends of established, ongoing operations by excluding the effect of activities which are subject to volatility and can obscure underlying trends.

Management recognizes that the term "adjusted revenues" may be interpreted differently by other companies and under different circumstances. Although this may influence comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the Company and its segments, and may therefore be a useful tool in assessing period-to-period performance trends.

Adjusted gross profit and adjusted gross profit percentage

Adjusted gross profit measures GAAP revenues less cost of revenues, adjusted for the effects of acquisitions, dispositions, and other items affecting period to period comparability. Adjusted gross profit percentage measures adjusted gross profit divided by adjusted revenues. See Segment Information for details on how adjusted gross profit and adjusted gross profit percentage were calculated for each period presented.

We believe that this measure provides management and investors with a more complete understanding of underlying gross profit trends of established, ongoing operations by excluding the effect of activities which are subject to volatility and can obscure underlying trends.

Management recognizes that the term "adjusted gross profit" or “adjusted gross profit percentage” may be interpreted differently by other companies and under different circumstances. Although this interpretation may vary from company to company, we believe that these consistently applied measures are useful in assessing trends of the Company and its segments, and may therefore be a useful tool in assessing period-to-period performance trends.

EBITDA and adjusted EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock based compensation, Non-Qualified Plan Investment appreciation/depreciation, and certain items affecting period to period comparability. See Segment Information or details on how EBITDA and adjusted EBITDA were calculated for each period presented.

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

Segment contribution margin and adjusted segment contribution margin

We define segment contribution margin as earnings before interest, taxes, depreciation and amortization, before the allocation of corporate overhead expenses. Adjusted segment contribution margin is defined as segment contribution margin adjusted for certain items affecting period to period comparability. See Segment Information for details on how segment contribution margin and comparable segment contribution margin were calculated for each period presented.

When viewed together with our GAAP results, we believe segment contribution margin and comparable segment contribution margin provide management and users of the financial statements information about the performance of our business segments.

Segment contribution margin and comparable segment contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of the segment contribution margin and adjusted segment contribution margin is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

Adjusted net income and adjusted net income per common share

We define adjusted net income and adjusted net income per common share as net income and net income per common share adjusted for certain items affecting period to period comparability. See Segment Information below for details on how adjusted net income and adjusted net income per common share were calculated for each period presented.

We believe that adjusted net income and adjusted net income per common share are meaningful measures because they increase the comparability of period to period results.

Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, GAAP net income and net income per common share, as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, Adjusted EBITDA and adjusted net income.

	Three Months Ended
	December 31, 2017	January 1, 2017	Exclude Operating Results of Fannie May	Severance Costs	Adjusted (non-GAAP) December 31, 2017	Adjusted (non-GAAP) % Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$100,064	$97,808	$-	$-	$97,808	2.3%
BloomNet Wire Service	20,375	20,502			20,502	-0.6%
Gourmet Food & Gift Baskets	405,964	436,870	(41,199)	-	395,671	2.6%
Corporate	317	316			316	0.3%
Intercompany eliminations	(627)	(943)	344	-	(599)	-4.7%
Total net revenues	$526,093	$554,553	$(40,855)	$-	$513,698	2.4%

Gross profit:
1-800-Flowers.com Consumer Floral	$38,844	$40,300	-	-	$40,300	-3.6%
	38.8%	41.2%			41.2%
			-	-
BloomNet Wire Service	11,693	12,310			12,310	-5.0%
	57.4%	60.0%	-	-	60.0%

Gourmet Food & Gift Baskets	184,468	204,185	(15,939)	-	188,246	-2.0%
	45.4%	46.7%			47.6%

Corporate (a)	254	199	-	-	199	27.6%
	80.1%	63.0%			63.0%

Total gross profit	$235,259	$256,994	$(15,939)	$-	$241,055	-2.4%
	44.7%	46.3%			46.9%

EBITDA (non-GAAP):

Segment Contribution Margin (non-GAAP):
1-800-Flowers.com Consumer Floral	$10,791	$13,128	$-	$-	$13,128	-17.8%
BloomNet Wire Service	7,692	8,189	-	-	8,189	-6.1%
Gourmet Food & Gift Baskets	93,496	104,624	(6,219)	79	98,484	-5.1%
Segment Contribution Margin Subtotal	111,979	125,941	(6,219)	79	119,801	-6.5%
Corporate (a)	(18,836)	(20,223)	356	-	(19,867)	5.2%
EBITDA (non-GAAP)	93,143	105,718	(5,863)	79	99,934	-6.8%
Add: Stock-based compensation	968	1,724	-	-	1,724	-43.9%
Add: Comp charge related to NQ Plan Investment Appreciation	364	20	-	-	20	1720.0%
Adjusted EBITDA (non-GAAP)	$94,475	$107,462	$(5,863)	$79	$101,678	-7.1%

	Six Months Ended
	December 31, 2017	January 1, 2017	Exclude Operating Results of Fannie May	Severance Costs	Adjusted (non-GAAP) December 31, 2017	Adjusted (non-GAAP) % Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$176,674	$173,023	$-	$-	$173,023	2.1%
BloomNet Wire Service	40,139	41,466	-	-	41,466	-3.2%
Gourmet Food & Gift Baskets	466,950	506,684	(52,573)	-	454,111	2.8%
Corporate	587	579	-	-	579	1.4%
Intercompany eliminations	(908)	(1,370)	514	-	(856)	-6.0%
Total net revenues	$683,442	$720,382	$(52,059)	$-	$668,323	2.3%

Gross profit:
1-800-Flowers.com Consumer Floral	$69,578	$70,799	$-	$-	$70,799	-1.7%
	39.4%	40.9%			40.9%

BloomNet Wire Service	22,751	24,104	-	-	24,104	-5.6%
	56.7%	58.1%			58.1%

Gourmet Food & Gift Baskets	209,620	232,936	(20,425)	-	212,511	-1.4%
	44.9%	46.0%			46.8%

Corporate (a)	588	542	-	-	542	8.5%
	100.2%	93.6%			93.6%

Total gross profit	$302,537	$328,381	$(20,425)	$-	$307,956	-1.8%
	44.3%	45.6%			46.1%

EBITDA (non-GAAP):

Segment Contribution Margin (non-GAAP):
1-800-Flowers.com Consumer Floral	$17,762	$21,309	$-	$-	$21,309	-16.6%
BloomNet Wire Service	14,393	15,468	-	-	15,468	-6.9%
Gourmet Food & Gift Baskets	88,509	95,320	(3,018)	103	92,405	-4.2%
Segment Contribution Margin Subtotal	120,664	132,097	(3,018)	103	129,182	-6.6%
Corporate (a)	(39,040)	(41,491)	763	-	(40,728)	4.1%
EBITDA (non-GAAP)	81,624	90,606	(2,255)	103	88,454	-7.7%
Add: Stock-based compensation	2,069	3,498	-	-	3,498	-40.9%
Add: Comp charge related to NQ Plan Investment Appreciation	639	282	-	-	282	-126.6%
Adjusted EBITDA (non-GAAP)	$84,332	$94,386	$(2,255)	$103	$92,234	-8.6%

 Reconciliation of net income to adjusted net income (non-GAAP):

	Three Months Ended		Years Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(in thousands, except per share data)

Net income	$70,699	$62,929	$57,477	$47,158
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Deduct: Fannie May operating results	-	5,047	-	629
Deduct: U.S. tax reform impact on deferred taxes (b)	12,158	-	12,158	-
Add back: Severance costs	-	79	-	103
Add back: Income tax expense impact on Fannie May operating results and severance adjustments	-	1,656	-	171
Adjusted net income (non-GAAP)	$58,541	$59,617	$45,319	$46,803

Basic and diluted net income per common share
Basic	$1.09	$0.97	$0.89	$0.72
Diluted	$1.06	$0.93	$0.86	$0.70

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$0.91	$0.91	$0.70	$0.72
Diluted	$0.88	$0.88	$0.68	$0.69

Weighted average shares used in the calculation of net income and adjusted net income (non-GAAP) per common share
Basic	64,601	65,172	64,778	65,112
Diluted	66,782	67,754	67,037	67,778

Reconciliation of net income to adjusted EBITDA (non-GAAP) (c):

	Three Months Ended		Years Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(in thousands)

Net income	$70,699	$62,929	$57,477	$47,158
Add:
Interest expense, net	1,140	2,155	1,911	3,456
Depreciation and amortization	8,677	9,167	16,761	17,164
Income tax expense	12,627	31,467	5,475	22,828
EBITDA (non-GAAP)	93,143	105,718	81,624	90,606
Add:
Severance costs	-	79	-	103
Compensation charge related to NQ plan investment appreciation	364	20	639	282
Stock-based compensation	968	1,724	2,069	3,498
Less:
Fannie May EBITDA	-	5,863	-	2,255
Adjusted EBITDA (non-GAAP)	$94,475	$101,678	$84,332	$92,234

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

b)

The adjustment to deduct the impact of U.S. tax reform from Net Income includes the impact of the re-valuation of the Company’s deferred tax liability of $12.2 million, or $0.18 per diluted share, and does not include the ongoing impact of the lower federal corporate tax rate of $3.7 million, or $0.06 per diluted share.

c)

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

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	December 31, 2017	January 1, 2017	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$424,132	$420,594	0.8%	$532,903	$527,678	1.0%
Other	101,961	133,959	-23.9%	150,539	192,704	-21.9%
Total net revenues	$526,093	$554,553	-5.1%	$683,442	$720,382	-5.1%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 5.1% during both the three and six months ended December 31, 2017, compared to the same periods of the prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal 2017 net revenues to exclude the revenues of Fannie May, net revenues increased 2.4% and 2.3% during the three and six months ended December 31, 2017, respectively, compared to the same periods of the prior year. This increase was due to growth within the Consumer Floral and Gourmet Foods & Gift Baskets segment, attributable to the Harry & David and 1-800-Baskets/DesignPac brands, partially offset by slightly lower revenues in the Company’s BloomNet segment. Comparable revenue growth was negatively impacted by a temporary disruption in operations at our Cheryl’s brand, related to the recent implementation of a new production and warehouse management system, which, in turn, led to the brand’s decision to stop taking orders eight days prior to the Christmas holiday. As a result, the Company estimates that it had to forego approximately $4.0 million in holiday revenues during the three and six months ended December 31, 2017. In addition, revenues during the six months ended December 31, 2017 were negatively impacted, by approximately $1.1 million, due to hurricanes Harvey and Irma.

E-commerce revenues (combined online and telephonic) increased by 0.8% and 1.0% during the three and six months ended December 31, 2017, respectively, compared to the same periods of the prior year, as a result of growth within the Consumer Floral and Gourmet Foods & Gift Baskets segments. On a comparable basis, adjusting fiscal 2017 e-commerce revenues to exclude the revenues of Fannie May, e-commerce revenues increased 3.1% and 2.9% during the three and six months ended December 31, 2017, respectively, compared to the same periods of the prior year. During the three months ended December 31, 2017, the Company fulfilled approximately 5.205,000 orders through its e-commerce sales channels (online and telephonic sales), compared to approximately 5,263,000 (5,020,000 adjusted to exclude Fannie May orders in fiscal 2017) during the same period of the prior year, while average order value increased to $81.44 during the three months ended December 31, 2017, from $79.92 ($81.92 adjusted to exclude Fannie May average order value in fiscal 2017) during the same period of the prior year. During the six months ended December 31, 2017, the Company fulfilled approximately 6,725,000 orders through its e-commerce sales channels (online and telephonic sales), compared to approximately 6,780,000 (6,526,000 adjusted to exclude Fannie May orders in fiscal 2017) during the same period of the prior year, while average order value increased to $79.20 during the six months ended December 31, 2017, from $77.83 ($79.36 adjusted to exclude Fannie May average order value in fiscal 2017) during the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues decreased by 23.9% and 21.9% during the three and six months ended December 31, 2017, respectively, compared to the same periods of the prior year, primarily as a result of the Fannie May disposition during May 2017. On a comparable basis, adjusting fiscal 2017 other revenues to exclude the revenues of Fannie May, other revenues decreased 0.5% during the three months ended December 31, 2017, and increased 0.1% during the six months ended December 31, 2017, compared to the respective prior year periods.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 2.3% and 2.1%, during the three and six months ended December 31, 2017, in comparison to the same periods of the prior year, due to increased demand driven by merchandising and marketing efforts, as well as an increase in promotional activity in order to expand market share. Revenues during the six months ended December 31, 2017 were negatively impacted, by approximately $0.8 million, due to hurricanes Harvey and Irma.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues decreased 0.6% and 3.2% during the three and six months ended December 31, 2017, respectively, compared to the same periods of the prior year, primarily due to lower membership, transaction fees and ancillary revenues resulting from a decline in network shop count, partially offset by higher wholesale product revenues. During the six months ended December 31, 2017, these decreases were exacerbated by the impact of hurricanes Harvey and Irma, as BloomNet provided financial aid to florists in the affected areas, and waived approximately $0.2 million of membership fees.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May (through the date of its disposition on May 30, 2017), The Popcorn Factory, and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May (through the date of its disposition) brand names, as well as wholesale operations. Net revenues decreased 7.1% and 7.8% during the three and six months ended December 31, 2017, respectively, compared to the same periods of the prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal year 2017 revenues to exclude Fannie May, net revenues increased 2.6% and 2.8% during the three and six months ended December 31, 2017, respectively, compared to the same periods of the prior year due to growth by the Harry & David and 1-800-Baskets.com consumer and wholesale channel brands. Comparable segment growth was attributable to several initiatives implemented during the second half of fiscal 2017, including: (i) the Company’s successful efforts to grow the “everyday” volume of its Gourmet Foods & Gift Baskets brands through expanded birthday and sympathy merchandise, (ii) the modernization of the Harry & David brand, which focused on developing merchandising assortments and digital marketing programs that helped to broaden the demographic reach of the brand, and, (ii) the launch of the Simply Chocolates product line, which is managed by 1-800-Baskets. As noted above, Cheryl’s revenue decrease, in comparison to the prior year, was due to the Company’s decision to suspend order taking as a result of operational issues experienced during the weeks leading up to the Christmas holiday. As a result, the Company estimates that it had to forego approximately $4.0 million in holiday revenues during the three and six months ended December 31, 2017. In addition, revenues during the six months ended December 31, 2017 were negatively impacted, by approximately $0.2 million, due to hurricanes Harvey and Irma. The operational issues at Cheryl’s have been addressed, and business has returned to its normal pace.

Gross Profit

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	December 31, 2017	January 1, 2017	% Change
	(dollars in thousands)

Gross profit	$235,259	$256,994	-8.5%	$302,537	$328,381	-7.9%
Gross profit %	44.7%	46.3%		44.3%	45.6%

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

Gross profit decreased 8.5% and 7.9% during the three and six months ended December 31, 2017, respectively, in comparison to the same periods of the prior year, while gross profit percentage decreased 160 and 130 basis points, during the three and six months ended December 31, 2017, respectively, in comparison to the same periods of the prior year. On a comparable basis, adjusting prior year gross profit to exclude Fannie May, which was disposed of on May 30, 2017, gross profit decreased 2.4% and 1.8% during the three and six months ended December 31, 2017, respectively, in comparison to the same periods of the prior year, while gross profit percentage decreased 220 and 180 basis points, during the same periods. The lower comparable gross profit, and gross profit percentage, primarily reflects the impact of the operational issue at the Company’s Cheryl’s Cookies brand, as well as increased transportation costs in the Gourmet Food and Gift Baskets segment, and increased promotional activity within the Consumer Floral segment in order to increase market share.

The 1-800-Flowers.com Consumer Floral segment gross profit decreased by 3.6% and 1.7% during the three and six months ended December 31, 2017, respectively, in comparison to the same period of the prior year, due to a decrease in gross profit percentage of 240 and 150 basis points to 38.8% and 39.4%, respectively, partially offset by the aforementioned revenue growth. The lower gross profit percentages reflect an increase in promotional activity initiated to extend the market share of the 1-800-Flowers brand, as well as an increase in Passport free shipping participation, which has improved customer loyalty and purchase frequency.

BloomNet Wire Service segment’s gross profit decreased by 5.0% and 5.6% during the three and six months ended December 31, 2017, respectively, in comparison to the same period of the prior year, due to the decrease in revenues noted above, as well as decreases in gross profit percentage of 260 and 140 basis points, to 57.4% and 56.7%, respectively, The lower gross profit percentages are due to sales mix, with a decline in higher margin membership and related services, offset by an increase in lower margin wholesale product sales.

The Gourmet Food & Gift Baskets segment gross profit decreased by 9.7% and 10.0% during the three and six months ended December 31, 2017, respectively, in comparison to the same periods of the prior year, while gross profit percentage decreased 130 and 110 basis points to 45.4% and 44.9%, over the same respective periods. On a comparable basis, adjusting prior year gross profit to exclude Fannie May, which was disposed of on May 30, 2017, gross profit decreased 2.0% and 1.4% during the three and six months ended December 31, 2017, respectively, in comparison to the same periods of the prior year, while gross profit percentage decreased 220 and 190 basis points to 45.4% and 44.9%, over the same respective periods. The lower comparable gross profit and gross profit percentage primarily reflects the impact of the operational issue at the Company’s Cheryl’s Cookies brand, which negatively impacted gross profit by approximately $4.0 million as a result of increased labor, expedited shipping, expiring product and higher customer credits. In addition, although revenue growth provided for improved gross profit at Harry & David, higher transportation costs at Harry & David and our wholesale baskets brands negatively impacted gross profit percentage.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	December 31, 2017	January 1, 2017	% Change
	(dollars in thousands)

Marketing and sales	$113,771	$119,876	-5.1%	$163,493	$174,954	-6.6%
Percentage of net revenues	21.6%	21.6%		23.9%	24.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 5.1% and 6.6% during the three and six months ended December 31, 2017, compared to the same periods of the prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting prior year marketing and sales expense to exclude Fannie May’s expenditures, marketing and sales expense increased 1.8% during both the three and six months ended December 31, 2017, in comparison to the same periods of the prior year, due to increased marketing spend within the Consumer Floral and Gourmet Foods & Gift Baskets segments, commensurate with revenue growth, including the Company’s efforts to test digital marketing strategies during the holiday season for applications throughout the remainder of the fiscal year. These increases were partially offset by a reduction in performance based bonuses.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	January 1, 2017	January 1, 2017	% Change
	(dollars in thousands)

Technology and development	$9,175	$9,849	-6.8%	$18,845	$19,337	-2.5%
Percentage of net revenues	1.7%	1.8%		2.8%	2.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses decreased 6.8% and 2.5% during the three and six months ended December 31, 2017, compared to the same period of the prior year, primarily due to favorable hosting costs and labor expenses resulting from a reduction in performance based bonuses, partially offset by increased license and maintenance costs related to security and order processing platforms.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	December 31, 2017	January 1, 2017	% Change
	(dollars in thousands)

General and administrative	$19,170	$21,551	-11.0%	$38,575	$43,484	-11.3%
Percentage of net revenues	3.6%	3.9%		5.6%	6.0%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 11.0% and 11.3% during the three and six months ended December 31, 2017, compared to the same period of the prior year, primarily due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting prior year general and administrative expense to exclude Fannie May’s expenditures, general and administrative expense decreased 3.9% and 3.7% during the respective three and six months ended December 31, 2017, in comparison to the same periods of the prior year, due to reductions in travel, and labor resulting from a reduction in performance based bonuses, partially offset by an increase in the value of Non-Qualified Deferred Compensation Plan investments (increase offset in Other (income) expense net line item on the financials statement – see below), and higher health insurance costs.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	December 31, 2017	January 1, 2017	% Change
	(dollars in thousands)

Depreciation and amortization	$8,677	$9,167	-5.3%	$16,761	$17,164	-2.3%
Percentage of net revenues	1.6%	1.7%		2.5%	2.4%

Depreciation and amortization expense for the three months ended December 31, 2017 decreased 5.3% and 2.3%, in comparison to the same period of the prior year, due to the disposition of Fannie May. On a comparable basis, adjusting prior year depreciation and amortization expense to exclude Fannie May, depreciation and amortization expense increased 3.9% and 7.9% during the respective three and six months ended December 31, 2017, in comparison to the same periods of the prior year as a result of recent shorter-lived IT capital expenditures.

Interest Expense, net

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	December 31, 2017	January 1, 2017	% Change
	(dollars in thousands)

Interest expense, net	$1,226	$2,154	-43.1%	$2,257	$3,605	-37.4%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details regarding the 2016 Amended Credit Facility), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 43.1% and 37.4% during the three and six months ended December 31, 2017 in comparison to the same periods of the prior year, as a result of scheduled repayment of term loan borrowings and funding fiscal 2018 working capital requirements primarily through the use of cash on hand from the sale of Fannie May, in comparison to fiscal 2017, when the Company funded working capital requirements through its revolving credit facility.

Other (income) expense, net

	Three Months Ended			Six Months Ended
	December 31, 2017	January 1, 2017	% Change	December 31, 2017	January 1, 2017	% Change
	(dollars in thousands)

Other (income) expense, net	$(86)	$1	8,700%	$(346)	$(149)	132.2%

Other income, net for the three and six months ended December 31, 2017 consists primarily of investment earnings of the Company’s Non-Qualified Deferred Compensation Plan assets, partially offset by a $0.2 million impairment related to the Company’s equity method investment in Flores Online (see Note 7 - Investments above).

Other (income) expense, net for the three and six months ended January 1, 2017 primarily consists of investment earnings of the Company’s Non-Qualified Deferred Compensation Plan assets for both the three and six months ended January 1, 2017, partially offset by a decrease in the Company’s equity interest in Flores Online of $0.1 million for both the three and six months ended January 1, 2017.

Income Taxes

The Company recorded an income tax expense of $12.6 million and $5.5 million, respectively, during the three and six months ended December 31, 2017 and income tax expense of $31.5 million and $22.8 million, respectively, during the three and six months ended January 1, 2017. The Company’s effective tax rate for the three and six months ended December 31, 2017 was 15.2% and 8.7% respectively, compared to 33.3% and 32.6% in the same periods of the prior year. The effective rates for fiscal 2018 were impacted by changes associated with the Tax Act (see Note 1 - Accounting Policies in Item 1. above). During the quarter ended December 31, 2017, the Company recognized a benefit of $15.9 million, or $0.24 per diluted share related to the impact of the Tax Act, consisting of a discrete tax benefit of $12.2 million, or $0.18 per diluted share, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21%, and a benefit of $3.7 million, or $0.06 per diluted share, reflecting the Company’s lower transitional federal tax rate in fiscal 2018 of 28.0 percent. In addition, fiscal 2018 effective rates were impacted by state income taxes, which were partially offset by various permanent differences and tax credits. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate due to state income taxes, which were more than offset by various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company’s adoption of ASU 2016-09. At December 31, 2017, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.4 million. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and the borrowings available under the 2016 Credit Facility (see Note 8 - Debt in Item 1 for details). At December 31, 2017, the Company had working capital of $172.2 million, including cash and cash equivalents of $232.6 million, compared to working capital of $132.2 million, including cash and cash equivalents of $149.7 million, at July 2, 2017. Borrowings under the Revolver (working capital needs), which were significantly lower than prior year as a result of cash generated from the sale of Fannie May, peaked in November, when cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the Revolver prior to the end of December 2017. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company generated significant cash from operations during its second quarter, which, after re-paying all borrowings outstanding under its Revolver, is expected to be sufficient to provide for operating needs until the second quarter of fiscal 2019, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases.

We believe that our sources of funding will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate opportunities to repurchase common stock and we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to require additional financing.

Cash Flows

Net cash provided by operating activities of $114.2 million for the six months ended December 31, 2017, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization, deferred income taxes (including the impact of the Tax Act – see Note 1 - Accounting Policies and Note 11 – Income taxes in Item 1 above) and stock based compensation, as well as seasonal changes in working capital, including holiday related increases in accounts payable and accrued expenses, and reductions in inventory, partially offset by increases in receivables related to holiday season sales.

Net cash used in investing activities of $17.4 million for the six months ended December 31, 2017, was primarily attributable to the working capital adjustment related to the sale of Fannie May, of which $8.5 million was still due to Ferrero at July 2, 2017 and to capital expenditures related to the Company's technology initiatives and Gourmet Foods & Gift Basket segment manufacturing production and orchard planting equipment.

Net cash used in financing activities of $13.9 million for the six months ended December 31, 2017 was primarily due to Term Loan repayments of $2.9 million and the acquisition of $11.1 million of treasury stock. All borrowings under the Company's revolving credit facility were repaid by the end of the fiscal second quarter.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of December 31, 2017, $21.1 million remained authorized under the plan.

Contractual Obligations

There have been no material changes outside the ordinary course of business related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended July 2, 2017.

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to revenue recognition, accounts receivable, inventory, goodwill, other intangible assets and long-lived assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since July 2, 2017, except for the enactment of the Tax Act (see Note 1 - Accounting Policies and Note 11 – Income taxes in Item 1 above for details).

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 and $0.3 million during the three and six months ended December 31, 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of December 31, 2017, $21.1 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2018, which includes the period July 3, 2017 through December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/03/17 - 07/30/17	89.3	$9.66	89.3	$16,363
07/31/16 - 08/27/17	99.6	$9.08	99.6	$15,456
08/28/17 - 10/01/17	268.7	$9.43	268.7	$27,859
10/02/17 - 10/29/17	233.5	$9.62	233.5	$25,606
10/30/17 - 12/03/17	414.3	$9.36	414.3	$21,719
12/04/17 - 12/31/17	61.9	$10.16	61.9	$21,089

Total	1,167.3	$9.47	1,167.3

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 9, 2017	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: February 9, 2017	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)