Form 10-Q
period 2018-04-01
1 800 FLOWERS COM INC
filed 2018-05-11
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 4, 2018:

Class A common stock:	36,036,960
Class B common stock:	28,567,063

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	April 1, 2018	July 2, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,069	$149,732
Trade receivables, net	22,514	14,073
Inventories	68,906	75,862
Prepaid and other	17,780	17,735
Total current assets	282,269	257,402

Property, plant and equipment, net	153,737	161,381
Goodwill	62,590	62,590
Other intangibles, net	60,093	61,090
Other assets	11,664	10,007
Total assets	$570,353	$552,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,000	$27,781
Accrued expenses	91,941	90,206
Current maturities of long-term debt	9,344	7,188
Total current liabilities	120,285	125,175

Long-term debt	94,911	101,377
Deferred tax liabilities	20,864	33,868
Other liabilities	11,946	9,811
Total liabilities	248,006	270,231

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 51,912,721 and 51,227,779 shares issued at April 1, 2018 and July 2, 2017, respectively	519	513
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,847,063 and 33,901,603 shares issued at April 1, 2018 and July 2, 2017, respectively	338	339
Additional paid-in-capital	340,901	337,726
Retained earnings	81,652	32,638
Accumulated other comprehensive loss	(198)	(187)
Treasury stock, at cost, 15,970,246 and 14,709,731 Class A shares at April 1, 2018 and July 2, 2017, respectively, and 5,280,000 Class B shares at April 1, 2018 and July 2, 2017	(100,865)	(88,790)
Total stockholders’ equity	322,347	282,239
Total liabilities and stockholders’ equity	$570,353	$552,470

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017

Net revenues	$238,545	$233,715	$921,987	$954,097
Cost of revenues	145,090	140,134	525,995	532,135
Gross profit	93,455	93,581	395,992	421,962
Operating expenses:
Marketing and sales	68,215	70,158	231,708	245,112
Technology and development	10,241	10,254	29,086	29,591
General and administrative	19,553	20,962	58,128	64,446
Depreciation and amortization	7,885	8,492	24,646	25,656
Total operating expenses	105,894	109,866	343,568	364,805
Operating income (loss)	(12,439)	(16,285)	52,424	57,157
Interest expense, net	662	1,191	2,919	4,796
Other (income) expense, net	31	(421)	(315)	(570)
Income (loss) before income taxes	(13,132)	(17,055)	49,820	52,931
Income tax expense (benefit)	(4,669)	(5,925)	806	16,903
Net income (loss)	$(8,463)	$(11,130)	$49,014	$36,028

Basic net income (loss) per common share	$(0.13)	$(0.17)	$0.76	$0.55

Diluted net income (loss) per common share	$(0.13)	$(0.17)	$0.73	$0.53

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,527	65,199	64,694	65,169
Diluted	64,527	65,199	66,949	67,747

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net income (loss)	$(8,463)	$(11,130)	$49,014	$36,028
Other comprehensive income (loss) (currency translation & other miscellaneous items)	(38)	(100)	(11)	(19)
Comprehensive income (loss)	$(8,501)	$(11,230)	$49,003	$36,009

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 1, 2018	April 2, 2017

Operating activities:
Net income	$49,014	$36,028
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	24,646	25,656
Amortization of deferred financing costs	721	1,285
Deferred income taxes	(13,004)	(1,889)
Bad debt expense	906	935
Stock-based compensation	3,002	4,784
Other non-cash items	249	(227)
Changes in operating items:
Trade receivables	(9,347)	(13,595)
Inventories	6,956	892
Prepaid and other	(45)	(2,030)
Accounts payable and accrued expenses	1,453	9,670
Other assets	(88)	(34)
Other liabilities	110	(267)
Net cash provided by operating activities	64,573	61,208

Investing activities:
Working capital adjustment related to sale of business	(8,500)	-
Capital expenditures, net of non-cash expenditures	(15,809)	(18,753)
Net cash used in investing activities	(24,309)	(18,753)

Financing activities:
Acquisition of treasury stock	(12,075)	(8,277)
Proceeds from exercise of employee stock options	179	268
Proceeds from bank borrowings	30,000	181,000
Repayment of bank borrowings	(35,031)	(185,000)
Debt issuance costs	-	(1,507)
Net cash used in financing activities	(16,927)	(13,516)

Net change in cash and cash equivalents	23,337	28,939
Cash and cash equivalents:
Beginning of period	149,732	27,826
End of period	$173,069	$56,765

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2017.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2017, Easter was on April 16th, falling within the Company’s fiscal fourth quarter, whereas, in fiscal 2018, Easter was on April 1st, which resulted in the shift of Easter-related revenue and EBITDA into the Company’s third quarter of fiscal 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. As we continue to evaluate the impact of this ASU, we have determined that the new standard will impact the following areas: the costs of producing and distributing the Company’s catalogs will be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be recognized over the expected customer redemption period, rather than when redemption is considered remote; the Company will defer revenue at the time the Celebrations Reward loyalty points are earned using a relative fair value approach, rather than accruing a liability equal to the incremental cost of fulfilling its obligations. We have further identified the timing of revenue recognition for e-commerce orders (shipping point versus destination) as a potential issue in our analysis, which is not expected to change the total amount of revenue recognized, but could accelerate the timing of when revenue is recognized. We plan to adopt this guidance beginning with the first quarter in the fiscal year ending June 30, 2019, on a modified retrospective basis, with a cumulative adjustment to retained earnings. We are continuing to evaluate the impact that this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements, including the related disclosures.

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

Note 2 – Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(in thousands, except per share data, unaudited)
Numerator:
Net income (loss)	$(8,463)	$(11,130)	$49,014	$36,028

Denominator:
Weighted average shares outstanding	64,527	65,199	64,694	65,169
Effect of dilutive securities:
Employee stock options (1)	-	-	1,564	1,511
Employee restricted stock awards	-	-	691	1,067
	-	-	2,255	2,578

Adjusted weighted-average shares and assumed conversions	64,527	65,199	66,949	67,747

Net income (loss) per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic	$(0.13)	$(0.17)	$0.76	$0.55
Diluted	$(0.13)	$(0.17)	$0.73	$0.53

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
		(in thousands, unaudited)
Stock options	$108	$110	$323	$337
Restricted stock	825	1,176	2,679	4,447
Total	933	1,286	3,002	4,784
Deferred income tax benefit	254	387	846	1,528
Stock-based compensation expense, net	$679	$899	$2,156	$3,256

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
		(in thousands, unaudited)
Marketing and sales	$248	$342	$804	$1,384
Technology and development	49	71	160	267
General and administrative	636	873	2,038	3,133
Total	$933	$1,286	$3,002	$4,784

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (see Note 12 - Business Segments.)

Stock Options

The following table summarizes stock option activity during the nine months ended April 1, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 2, 2017	2,127,734	$2.42
Granted	-	$-
Exercised	(34,000)	$2.67
Forfeited	(17,500)	$9.83
Outstanding at April 1, 2018	2,076,234	$2.35	3.1	$19,612

Options vested or expected to vest at April 1, 2018	2,076,234	$2.35	3.1	$19,612
Exercisable at April 1, 2018	1,682,234	$2.29	3.1	$15,997

As of April 1, 2018, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.5 million and the weighted average period over which these awards are expected to be recognized was 1.3 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended April 1, 2018:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 2, 2017	1,352,873	$7.44
Granted	921,473	$9.50
Vested	(596,402)	$7.76
Forfeited	(633,404)	$9.50
Non-vested at April 1, 2018	1,044,540	$7.83

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of April 1, 2018, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.0 years.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	April 1, 2018	July 2, 2017
	(in thousands)
Finished goods	$29,716	$34,476
Work-in-process	8,784	11,933
Raw materials	30,406	29,453
Total inventory	$68,906	$75,862

         Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change, if any, in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at April 1, 2018 and July 2, 2017	$17,441	$-	$45,149	$62,590

The Company’s other intangible assets consist of the following:

		April 1, 2018			July 2, 2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives:
Investment in licenses	14-16	$7,420	$6,016	$1,404	$7,420	$5,937	$1,483
Customer lists	3-10	12,184	9,146	3,038	12,184	8,227	3,957
Other	5-14	2,946	2,137	809	2,946	2,045	901
Total intangible assets with determinable lives		22,550	17,299	5,251	22,550	16,209	6,341

Trademarks with indefinite lives		54,842	-	54,842	54,749	-	54,749

Total identifiable intangible assets		$77,392	$17,299	$60,093	$77,299	$16,209	$61,090

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2018 - $0.3 million, fiscal 2019 - $0.7 million, fiscal 2020 - $0.6 million, fiscal 2021 - $0.6 million, fiscal 2022 - $0.5 million and thereafter - $2.6million.

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

The Company’s equity method investment is comprised of an interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company originally acquired on May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.6 million as of April 1, 2018 and $1.0 million as of July 2, 2017, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and nine months ended April 1, 2018 and April 2, 2017 was less than $0.1 million. During the quarter ended December 31, 2017, Flores Online entered into a share exchange agreement with Isabella Flores, whereby among other changes, the Company exchanged 5% of its interest in Flores Online for a 5% interest in Isabella Flores. This new investment of approximately $0.1 million is currently being accounted as a cost method investment. In conjunction with this share exchange, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, during the quarter ended December 31, 2017, the Company recorded an impairment charge of $0.2 million, which is included within the “Other (income) expense, net” line item in the Company’s consolidated statement of income.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.8 million as of April 1, 2018 and $1.7 million as of July 2, 2017.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	April 1, 2018	July 2, 2017
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	107,094	112,125
Deferred financing costs	(2,839)	(3,560)
Total debt	104,255	108,565
Less: current debt	9,344	7,188
Long-term debt	$94,911	$101,377

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

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%, based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of April 1, 2018. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $2.2 million – remainder of fiscal 2018, $10.1 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 – fiscal 2022.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	April 1, 2018	July 2, 2017
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	10,830	9,703
Building and building improvements	58,088	56,791
Leasehold improvements	12,553	11,950
Production equipment and furniture and fixtures	50,160	47,293
Computer and telecommunication equipment	47,559	45,026
Software	126,806	119,177
Capital projects in progress - orchards	9,489	9,971
Property, plant and equipment, gross	346,274	330,700
Accumulated depreciation and amortization	(192,537)	(169,319)
Property, plant and equipment, net	$153,737	$161,381

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of April 1, 2018:
Trading securities held in a “rabbi trust” (1)	$8,941	$8,941	$-	$-
	$8,941	$8,941	$-	$-

Assets (liabilities) as of July 2, 2017:
Trading securities held in a “rabbi trust” (1)	$6,916	$6,916	$-	$-
	$6,916	$6,916	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and nine months ended April 1, 2018 was 35.6% and 1.6% respectively, compared to 34.7% and 31.9% in the same periods of the prior year. The effective rates for fiscal 2018 were impacted by changes associated with the Tax Act (see Note 1 - Accounting Policies above). During the quarter ended December 31, 2017, in addition to the benefit received as a result of the lower 28.0% transitional federal tax rate in fiscal 2018, the Company recognized a discrete tax benefit of $12.2 million, or $0.18 per diluted share, reflecting a revaluation of its deferred tax liabilities at the lower U.S. federal statutory rate of 21%. In addition, fiscal 2018 effective rates were impacted by state income taxes, which were partially offset by various permanent differences, tax credits and return to provision adjustments related to the filing of the Company’s Fiscal 2017 tax return. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate due to various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company's early adoption of ASU 2016-09, domestic production deductions and research and development credits, partially offset by state income taxes.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At April 1, 2018, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.5 million. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(in thousands, unaudited)
Net revenues:
1-800-Flowers.com Consumer Floral	$135,782	$124,684	$312,456	$297,707
BloomNet Wire Service	24,498	24,091	64,637	65,557
Gourmet Food & Gift Baskets	78,458	85,611	545,408	592,295
Corporate	264	260	851	839
Intercompany eliminations	(457)	(931)	(1,365)	(2,301)
Total net revenues	$238,545	$233,715	$921,987	$954,097

Operating Income (Loss)
Segment Contribution Margin (non-GAAP):
1-800-Flowers.com Consumer Floral	$16,226	$15,863	$33,988	$37,172
BloomNet Wire Service	8,439	8,245	22,832	23,713
Gourmet Food & Gift Baskets	(8,811)	(10,776)	79,698	84,544
Segment Contribution Margin Subtotal	15,854	13,332	136,518	145,429
Corporate (a)	(20,408)	(21,125)	(59,448)	(62,616)
Depreciation and amortization	(7,885)	(8,492)	(24,646)	(25,656)
Operating Income (Loss)	$(12,439)	$(16,285)	$52,424	$57,157

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts for all celebratory occasions. For the past 40 years, 1-800-Flowers.com® has been helping deliver smiles to customers with a 100% Smile Guarantee® backing every gift. In addition to the 1-800-Flowers.com brand, which offers fresh flowers, plants, fruit and gift baskets, as well as balloons, plush and keepsake gifts, the Company’s BloomNet® international floral wire service (www.mybloomnet.net) and Napco floral gifts and décor brands provide a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. family of brands also offers everyday gifting and entertaining products such as premium, gift-quality fruits and other gourmet items from Harry & David® (1-877-322-1200 or www.harryanddavid.com), popcorn and specialty treats from The Popcorn Factory® (1-800-541-2676 or www.thepopcornfactory.com); cookies and baked gifts from Cheryl’s® (1-800-443-8124 or www.cheryls.com); gift baskets and towers from 1-800-Baskets.com® (www.1800baskets.com) and DesignPac Gifts; premium English muffins and other breakfast treats from Wolferman’s (1-800-999-1910 or www.wolfermans.com); artisanal and specialty chocolates from Simply ChocolateSM (www.simplychocolate.com), carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® (www.stockyards.com), and personalized gifts from Personalization Universe® (www.personalizationuniverse.com).

Service offerings such as Celebrations Passport®, Celebrations Rewards® and Celebrations Reminders® are designed to deepen relationships with customers across all brands. 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers List by the National Retail Federation and also received the Gold award in the “Best Artificial Intelligence” category at the Data & Marketing Association’s 2017 International ECHO Awards.

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

	Three Months Ended
	April 1, 2018	April 2, 2017	Exclude Operating Results of Fannie May	Severance Costs	As Adjusted (non-GAAP) April 2, 2017	As Adjusted (non-GAAP) % Change
	(in thousands, unaudited)
Net revenues:
1-800-Flowers.com Consumer Floral	$135,782	$124,684	$-	$-	$124,684	8.9%
BloomNet Wire Service	24,498	24,091	-	-	24,091	1.7%
Gourmet Food & Gift Baskets	78,458	85,611	(17,700)	-	67,911	15.5%
Corporate	264	260	-	-	260	1.5%
Intercompany eliminations	(457)	(931)	537	-	(394)	-16.0%
Total net revenues	$238,545	$233,715	$(17,163)	$-	$216,552	10.2%

Gross profit:
1-800-Flowers.com Consumer Floral	$53,744	$50,584	$-	$-	$50,584	6.2%
	39.6%	40.6%	-	-	40.6%

BloomNet Wire Service	12,931	12,915	-	-	12,915	0.1%
	52.8%	53.6%	-	-	53.6%

Gourmet Food & Gift Baskets	26,532	29,780	(7,134)	-	22,646	17.2%
	33.8%	34.8%	-	-	33.3%

Corporate (a)	248	302	-	-	302	-17.9%
	93.9%	116.2%	-	-	116.2%

Total gross profit	$93,455	$93,581	$(7,134)	$-	$86,447	8.1%
	39.2%	40.0%	-	-	39.9%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP):
1-800-Flowers.com Consumer Floral	$16,226	$15,863	$-	$-	$15,863	2.3%
BloomNet Wire Service	8,439	8,245	-	-	8,245	2.4%
Gourmet Food & Gift Baskets	(8,811)	(10,776)	225	439	(10,112)	12.9%
Segment Contribution Margin Subtotal	15,854	13,332	225	439	13,996	13.3%
Corporate (a)	(20,408)	(21,125)	324	-	(20,801)	1.9%
EBITDA (non-GAAP)	(4,554)	(7,793)	549	439	(6,805)	33.1%
Add: Stock-based compensation	933	1,286	-	-	1,286	27.4%
Add: Comp charge related to NQ Plan Investment Appreciation	30	404	-	-	404	92.6%
Adjusted EBITDA (non-GAAP)	$(3,591)	$(6,103)	$549	$439	$(5,115)	29.8%

	Nine Months Ended
	April 1, 2018	April 2, 2017	Exclude Operating Results of Fannie May	Severance Costs	As Adjusted (non-GAAP) April 2, 2017	As Adjusted (non-GAAP) % Change
	(in thousands, unaudited)
Net revenues:
1-800-Flowers.com Consumer Floral	$312,456	$297,707	$-	$-	$297,707	5.0%
BloomNet Wire Service	64,637	65,557	-	-	65,557	-1.4%
Gourmet Food & Gift Baskets	545,408	592,295	(70,273)	-	522,022	4.5%
Corporate	851	839	-	-	839	1.4%
Intercompany eliminations	(1,365)	(2,301)	1,051	-	(1,250)	-9.2%
Total net revenues	$921,987	$954,097	$(69,222)	$-	$884,875	4.2%

Gross profit:
1-800-Flowers.com Consumer Floral	$123,322	$121,383	$-	$-	$121,383	1.6%
	39.5%	40.8%	-	-	40.8%

BloomNet Wire Service	35,682	37,019	-	-	37,019	-3.6%
	55.2%	56.5%	-	-	56.5%

Gourmet Food & Gift Baskets	236,152	262,716	(27,559)	-	235,157	0.4%
	43.3%	44.4%	-	-	45.0%

Corporate (a)	836	844	-	-	844	-0.9%
	98.2%	100.6%	-	-	100.6%

Total gross profit	$395,992	$421,962	$(27,559)	$-	$394,403	0.4%
	42.9%	44.2%	-	-	44.6%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP):
1-800-Flowers.com Consumer Floral	$33,988	$37,172	$-	$-	$37,172	-8.6%
BloomNet Wire Service	22,832	23,713	-	-	23,713	-3.7%
Gourmet Food & Gift Baskets	79,698	84,544	(2,793)	542	82,293	-3.2%
Segment Contribution Margin Subtotal	136,518	145,429	(2,793)	542	143,178	-4.7%
Corporate (a)	(59,448)	(62,616)	1,087		(61,529)	3.4%
EBITDA (non-GAAP)	77,070	82,813	(1,706)	542	81,649	-5.6%
Add: Stock-based compensation	3,002	4,784			4,784	-37.2%
Add: Comp charge related to NQ Plan Investment Appreciation	669	686	-	-	686	2.5%
Adjusted EBITDA (non-GAAP)	$80,741	$88,283	$(1,706)	$542	$87,119	-7.3%

Reconciliation of net income (loss) to adjusted net income (loss) (non-GAAP):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(in thousands, unaudited)
Net income (loss)	$(8,463)	$(11,130)	$49,014	$36,028
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP)
Deduct: Fannie May operating results		(1,361)		(731)
Deduct: U.S. tax reform impact on deferred taxes (b)			12,158
Add back: Severance costs		439		542
Add back: Income tax expense impact on Fannie May operating results and severance costs		(625)		(406)
Adjusted net income (loss) (non-GAAP)	$(8,463)	$(9,955)	$36,856	$36,895

Basic and diluted net income (loss) per common share
Basic	$(0.13)	$(0.17)	$0.76	$0.55
Diluted	$(0.13)	$(0.17)	$0.73	$0.53

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$(0.13)	$(0.15)	$0.57	$0.57
Diluted	$(0.13)	$(0.15)	$0.55	$0.54

Weighted average shares used in the calculation of net income (loss) and adjusted net income (loss) (non-GAAP) per common share
Basic	64,527	65,199	64,694	65,169
Diluted	64,527	65,199	66,949	67,747

 Reconciliation of net income (loss) to adjusted EBITDA (non-GAAP) (c):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(in thousands, unaudited)
Net income (loss)	$(8,463)	$(11,130)	$49,014	$36,028
Add:
Interest expense and other, net	693	770	2,604	4,226
Depreciation and amortization	7,885	8,492	24,646	25,656
Income tax expense (benefit)	(4,669)	(5,925)	806	16,903
EBITDA (non-GAAP)	(4,554)	(7,793)	77,070	82,813
Add:
Severance costs	-	439	-	542
Compensation charge related to NQ plan investment appreciation	30	404	669	686
Stock-based compensation	933	1,286	3,002	4,784
Less:
Fannie May EBITDA	-	(549)	-	1,706
Adjusted EBITDA (non-GAAP)	$(3,591)	$(5,115)	$80,741	$87,119

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

(b)

The adjustment to deduct the impact of the U.S. tax reform from net income, for the nine months ended April 1, 2018, includes the impact of the re-valuation of the Company's deferred tax liability of $12.2mm or $0.18 per diluted share, but does not include the ongoing impact of the lower federal corporate tax rate.

(c)

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

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$196,866	$177,729	10.8%	$729,769	$705,407	3.5%
Other	41,679	55,986	-25.6%	192,218	248,690	-22.7%
Total net revenues	$238,545	$233,715	2.1%	$921,987	$954,097	-3.4%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 2.1% during the three months ended April 1, 2018, and decreased 3.4% during the nine months ended April 1, 2018. On a comparable basis, adjusting fiscal 2017 net revenues to reflect the May 30, 2017 disposition of Fannie May, net revenues increased 10.2% and 4.2% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year. These increases were attributable to growth within the Consumer Floral segment, which accelerated during the Valentine’s Day holiday, as well as the Gourmet Foods & Gift Baskets segments, reflecting year-over-year growth in most of its food gift brands, particularly Harry & David. Comparable revenue growth also benefited from the shift of the Easter holiday from the fourth quarter in fiscal 2017 to the third quarter in fiscal 2018. Adjusting for both the Easter shift, as well as the disposition of Fannie May, revenue growth was approximately 6.1% and 3.3% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year.

E-commerce revenues (combined online and telephonic) increased by 10.8% and 3.5% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year, as a result of growth within the Consumer Floral and Gourmet Foods & Gift Baskets segments. On a comparable basis, adjusting fiscal 2017 e-commerce revenues to exclude the revenues of Fannie May, e-commerce revenues increased 11.8% and 5.2% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year. During the three months ended April 1, 2018, the Company fulfilled approximately 3,107,000 orders through its e-commerce sales channels (online and telephonic sales), at an average order value of $63.31, compared to approximately 2,703,000, at an average order value of $65.75 (2,660,000 orders and $66.22 average order value, adjusted to exclude Fannie May orders in fiscal 2017), during the same period of the prior year. During the nine months ended April 1, 2018, the Company fulfilled approximately 9,754,000 orders, through its e-commerce sales channels (online and telephonic sales), at an average order value of $74.77, compared to approximately 9,395,000 orders, at an average order value of $75.08 (9,097,000 orders and $76.29 average order value, adjusted to exclude Fannie May orders in fiscal 2017), during the same period of the prior year.

Other revenues are derived from the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of the 1-800-Flowers.com Consumer Floral and Gourmet Food and Gift Baskets segments. Other revenues decreased by 25.6% and 22.7% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year, primarily as a result of the Fannie May disposition during May 2017. On a comparable basis, adjusting fiscal 2017 other revenues to exclude the revenues of Fannie May, other revenues increased 4.5% and 1.3% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 8.9% and 5.0%, during the three and nine months ended April 1, 2018, in comparison to the same periods of the prior year, due to increased demand, especially during the key Valentine holiday, driven by merchandising and marketing efforts, an increase in promotional activity in order to expand market share, as well as the impact of the Easter holiday, which shifted approximately $2.2 million of revenues into the Company's fiscal third quarter of Fiscal 2018, compared to Fiscal 2017, when Easter was in the Company's fiscal fourth quarter. Revenues during the nine months ended April 1, 2018 were negatively impacted, by approximately $0.8 million, due to hurricanes Harvey and Irma.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 1.7% and decreased 1.4% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year. The increase during the three months ended April 1, 2018 was primarily due to increased wholesale product sales volume and higher transaction fees due to price increases. The decrease during the nine months ended April 1, 2018 was primarily due to lower membership, transaction fees and ancillary revenues resulting from a decline in network shop count, partially offset by higher wholesale product revenues. During the nine months ended April 1, 2018, these decreases were exacerbated by the impact of hurricanes Harvey and Irma, as BloomNet provided financial aid to florists in the affected areas, and waived approximately $0.2 million of membership fees.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May (through the date of its disposition on May 30, 2017), The Popcorn Factory, and 1-800-Baskets/DesignPac Gifts. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May (through the date of its disposition) brand names, as well as wholesale operations. Net revenues decreased 8.4% and 7.9% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal year 2017 revenues to exclude Fannie May, net revenues increased 15.5% and 4.5% during the three and nine months ended April 1, 2018, respectively, compared to the same periods of the prior year due to the shift of approximately $6.6 million of Easter holiday volume into the quarter, as well as growth in everyday gifting, particularly in the the Harry & David, Cheryl’s and 1-800-Baskets.com brands. Comparable segment growth was attributable to several initiatives implemented during the second half of fiscal 2017, including: (i) the Company’s successful efforts to grow the “everyday” volume of its Gourmet Foods & Gift Baskets brands through expanded birthday and sympathy merchandise, (ii) the modernization of the Harry & David brand, which focused on developing merchandising assortments and digital marketing programs that helped to broaden the demographic reach of the brand, and, (ii) the launch of the Simply Chocolates product line, which is managed by 1-800-Baskets. Comparable revenue growth during the nine months ended April 1, 2018 was negatively impacted by a temporary disruption in operations at our Cheryl’s brand, related to the implementation of a new production and warehouse management system, which, in turn, led to the brand’s decision to stop taking orders eight days prior to the Christmas holiday. As a result, the Company estimates that it had to forego approximately $4.0 million in holiday revenues during its second quarter of Fiscal 2018. The operational issues at Cheryl’s have been addressed and business has returned to its normal pace during the current quarter. In addition, revenues during the nine months ended April 1, 2018 were negatively impacted, by approximately $0.2 million, due to hurricanes Harvey and Irma.

Gross Profit

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change
	(dollars in thousands)

Gross profit	$93,455	$93,581	-0.1%	$395,992	$421,962	-6.2%
Gross margin %	39.2%	40.0%		42.9%	44.2%

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

Gross profit decreased 0.1% and 6.2% during the three and nine months ended April 1, 2018, respectively, in comparison to the same periods of the prior year, while gross profit percentage decreased 80 and 130 basis points, during the three and nine months ended April 1, 2018, respectively, in comparison to the same periods of the prior year. On a comparable basis, adjusting prior year gross profit to exclude Fannie May, which was disposed of on May 30, 2017, gross profit increased 8.1% and 0.4% during the three and nine months ended April 1, 2018, respectively, in comparison to the same periods of the prior year, while gross profit percentage decreased 70 and 170 basis points, during the same periods. The higher comparable gross profit is due to the increase in comparable revenues noted above, partially offset by lower gross profit percentages, primarily reflecting the growth of the Company’s Passport free-shipping program, an increase in the promotional nature of the Valentine holiday this year, and continued higher transportation and hourly labor costs. Gross profit during the nine months ended April 1, 2018 was also negatively impacted by the operational issue at Cheryl’s during the Christmas holiday season.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 6.2% and 1.6% during the three and nine months ended April 1, 2018, respectively, in comparison to the same period of the prior year, due to the aforementioned revenue growth, partially offset by a decrease in gross profit percentage of 100 and 130 basis points to 39.6% and 39.5%, respectively. The lower gross profit percentages reflect increased promotional activity within the Consumer Floral segment in order to increase market share, especially during the critical Valentine holiday, and the growth of the Company’s Passport free-shipping program, which has been driving improved customer loyalty and purchase frequency.

BloomNet Wire Service segment’s gross profit during the three months ended April 1, 2018 was consistent with the same period of the prior year, as the increase in revenues noted above were offset by an 80 basis point decrease in gross profit percentage, to 52.8%, as a result of the aforementioned shift in product mix. Gross profit decreased 3.6% during the nine months ended April 1, 2018, in comparison to the same period of the prior year, due to the decreases in revenues, noted above, and gross profit percentage which declined 130 basis points to 55.2%. The lower gross profit percentages are due to sales mix, with a decline in higher margin membership and related services, offset by an increase in lower margin wholesale product sales.

The Gourmet Food & Gift Baskets segment gross profit decreased by 10.9% and 10.1% during the three and nine months ended April 1, 2018, respectively, in comparison to the same periods of the prior year, while gross profit percentage decreased 100 and 110 basis points to 33.8% and 43.3%, over the same respective periods. On a comparable basis, adjusting prior year gross profit to exclude Fannie May, which was disposed of on May 30, 2017, gross profit increased 17.2% and 0.4% during the three and nine months ended April 1, 2018, respectively, in comparison to the same periods of the prior year, while gross profit percentage increased 50 and decreased 170 basis points to 33.8% and 43.3%, over the same respective periods. The increase in comparable gross profit during the three months ended April 1, 2018 was primarily due to the increased revenues noted above, combined with an improved gross profit percentage due to product/channel mix and production efficiency gains, partially offset by lower margins at Cheryl’s associated with “win-back” marketing programs and the sale of excess holiday inventory at lower than standard margins, as well as higher transportation and labor costs. While gross profit increased 0.4% on a comparable basis during the nine months ended April 1, 2018, the lower comparable gross profit percentage during this period primarily reflects the impact of the operational issue at the Company’s Cheryl’s Cookies brand, which negatively impacted gross profit by approximately $4.0 million during the second quarter of the current fiscal year, as a result of increased labor and expedited shipping, but also had a lingering effect in the third quarter due to the sale of excess holiday inventory at lower than standard margins and customer “win-back” promotional programs. In addition, although revenue growth provided for improved gross profit at Harry & David, higher transportation costs at Harry & David and our wholesale 1-800-Baskets brand negatively impacted gross profit percentage.

Marketing and Sales Expense

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change
	(dollars in thousands)

Marketing and sales	$68,215	$70,158	-2.8%	$231,708	$245,112	-5.5%
Percentage of net revenues	28.6%	30.0%		25.1%	25.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 2.8% and 5.5% during the three and nine months ended April 1, 2018, compared to the same periods of the prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting prior year marketing and sales expense to exclude Fannie May’s expenditures, marketing and sales expense increased 6.0% and 3.0% during the three and nine months ended April 1, 2018, but decreased, as a percentage of net revenue, to 28.6% and 25.1%, compared to 29.7% and 25.4% during the comparative three and nine months ended April 2, 2017. On a comparable basis, the increase in spend came from the Consumer Floral and Gourmet Foods & Gift Baskets segments, commensurate with revenue growth, as a result of the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share during a highly competitive and promotional Valentine’s Day holiday. This increased marketing spend was partially offset by a reduction in performance based bonuses, resulting in an overall reduction in total marketing and sales spend ratios, as a percentage of net revenues.

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change
	(dollars in thousands)

Technology and development	$10,241	$10,254	-0.1%	$29,086	$29,591	-1.7%
Percentage of net revenues	4.3%	4.4%		3.2%	3.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses was unchanged and decreased 1.7% during the three and nine months ended April 1, 2018, compared to the same period of the prior year, primarily due to favorable hosting costs due to closing certain data centers and moving to cloud based solutions, lower labor expenses resulting from a reduction in headcount and performance based bonuses, partially offset by increased license and maintenance costs related to security and order processing platforms.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change
	(dollars in thousands)

General and administrative	$19,553	$20,962	-6.7%	$58,128	$64,446	-9.8%
Percentage of net revenues	8.2%	9.0%		6.3%	6.8%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 6.7% and 9.8% during the three and nine months ended April 1, 2018, compared to the same period of the prior year, primarily due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting prior year general and administrative expense to exclude Fannie May’s expenditures, general and administrative expense increased 2.1% and decreased 1.3% during the respective three and nine months ended April 1, 2018, in comparison to the same periods of the prior year. The increase during the three months ended April 1, 2018 is due primarily to higher health insurance costs due to unfavorable medical claims experience, as well as an increase in legal fees and bad debt expense, due to the bankruptcy of a wholesale customer, partially offset by a larger increase in the value of Non-Qualified Deferred Compensation Plan investments in the prior year (increase offset in Other (income) expense net line item on the financials statement – see below), and lower labor due to a reduction in performance based bonuses. The decrease during the nine months ended April 1, 2018 is due to reductions in travel and labor resulting from a reduction in performance based bonuses, partially offset by higher health insurance costs and increased professional fees.

  Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change
	(dollars in thousands)

Depreciation and amortization	$7,885	$8,492	-7.1%	$24,646	$25,656	-3.9%
Percentage of net revenues	3.3%	3.6%		2.7%	2.7%

Depreciation and amortization expense for the three months ended April 1, 2018 decreased 7.1% and 3.9%, in comparison to the same period of the prior year, due to the disposition of Fannie May. On a comparable basis, adjusting prior year depreciation and amortization expense to exclude Fannie May, depreciation and amortization expense increased 2.7% and 6.2% during the respective three and nine months ended April 1, 2018, in comparison to the same periods of the prior year as a result of recent shorter-lived IT capital expenditures.

Interest Expense, net

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change
	(dollars in thousands)

Interest expense, net	$662	$1,191	-44.4%	$2,919	$4,796	-39.1%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1 for details regarding the 2016 Amended Credit Facility), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 44.4% and 39.1% during the three and nine months ended April 1, 2018 in comparison to the same periods of the prior year, as a result of scheduled repayment of term loan borrowings, as well higher interest income on the Company’s outstanding cash balances (associated with cash received from the sale of Fannie May in the prior year). Interest expense, net during the nine months ended April 1, 2018 also benefited from the funding of Christmas holiday working capital requirements primarily through the use of cash on hand from the sale of Fannie May, in comparison to fiscal 2017, when the Company funded working capital requirements through its revolving credit facility,

  Other (income) expense, net

	Three Months Ended			Nine Months Ended
	April 1, 2018	April 2, 2017	% Change	April 1, 2018	April 2, 2017	% Change

	(dollars in thousands)

Other (income) expense, net	$31	$(421)	-107.4%	$(315)	$(570)	-44.7%

Other (income) expense, net for the three and nine months ended April 1, 2018 consists primarily of investment earnings of the Company’s Non-Qualified Deferred Compensation Plan assets, which for the nine months ended April 1, 2018 was partially offset by a $0.2 million impairment related to the Company’s equity method investment in Flores Online (see Note 7 - Investments above).

Other (income) expense, net for the three and nine months ended April 2, 2017 consists primarily of investment earnings of the Company's Non-Qualified Deferred Compensation Plan investments, partially offset by a decrease in the Company's equity interest in Flores Online.

Income Taxes

The Company recorded an income tax benefit of $4.7 million and $5.9 million, respectively during the three months ended April 1, 2018 and April 2, 2017, and income tax expense of $0.8 million and $16.9 million, respectively during the nine months ended April 1, 2018 and April 2, 2017. The Company’s effective tax rate from operations for the three and nine months ended April 1, 2018 was 35.6% and 1.6% respectively, compared to 34.7% and 31.9% in the same periods of the prior year. The effective rates for fiscal 2018 were impacted by changes associated with the Tax Act (see Note 1 - Accounting Policies in Item 1 above). The Tax Act was enacted on December 22, 2017, however, since the Company has a July 1 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending on July 1, 2018, and 21% for subsequent fiscal years. While the rate reduction associated with the Tax Act reduced the Company’s tax benefit during the quarter ended April 1, 2018, this impact was offset by various tax credits and return to provision adjustments related to the filing of the Company’s Fiscal 2017 tax return. In addition to the impact of the lower transitional rate, during the quarter ended December 31, 2017, the Company recognized a discrete tax benefit of $12.2 million, or $0.18 per diluted share, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21%. The effective rates for fiscal 2017 differed from the U.S. federal statutory rate due to various permanent differences and tax credits, including excess tax benefits on stock based compensation as a result of the Company's early adoption of ASU 2016-09, domestic production deductions and research and development credits, partially offset by state income taxes. At April 1, 2018, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.5 million. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and the borrowings available under the 2016 Credit Facility (see Note 8 - Debt in Item 1 for details). At April 1, 2018, the Company had working capital of $162.0 million, including cash and cash equivalents of $173.1 million, compared to working capital of $132.2 million, including cash and cash equivalents of $149.7 million, at July 2, 2017. As of April 1, 2018, there were no borrowings outstanding under its working capital Revolver. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, typically generates nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, cash generated during its second quarter is expected to be sufficient to provide for operating needs until the second quarter of fiscal 2019, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases.

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

Cash Flows

Net cash provided by operating activities of $64.6 million for the nine months ended April 1, 2018, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization, deferred income taxes (including the impact of the Tax Act – see Note 1 - Accounting Policies and Note 11 – Income taxes in Item 1 above) and stock based compensation, as well as seasonal changes in working capital, including decreases in inventory and accounts payable/accrued expenses, partially offset by increases in receivables.

Net cash used in investing activities of $24.3 million for the nine months ended April 1, 2018, was primarily attributable to the working capital adjustment related to the sale of Fannie May, of which $8.5 million was still due to Ferrero at July 2, 2017, and to capital expenditures related to the Company's technology initiatives and Gourmet Foods & Gift Basket segment manufacturing production and orchard planting equipment.

Net cash used in financing activities of $16.9 million for the nine months ended April 1, 2018 was primarily due to Term Loan repayments of $5.0 million and the acquisition of $12.1 million of treasury stock. All borrowings under the Company's revolving credit facility were repaid by the end of the fiscal second quarter.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of April 1, 2018, $20.1 million remained authorized under the plan.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 and $0.4 million during the three and nine months ended April 1, 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of April 1, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended April 1, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of April 1, 2018, $20.1 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2018, which includes the period July 3, 2017 through April 1, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/03/17 - 07/30/17	89.3	$9.66	89.3	$16,363
07/31/16 - 08/27/17	99.6	$9.08	99.6	$15,456
08/28/17 - 10/01/17	268.7	$9.43	268.7	$27,859
10/02/17 - 10/29/17	233.5	$9.62	233.5	$25,606
10/30/17 - 12/03/17	414.3	$9.36	414.3	$21,719
12/04/17 - 12/31/17	61.9	$10.16	61.9	$21,089
01/01/18 - 01/28/18	-	$-	-	$21,089
01/29/18 - 02/25/18	93.2	$10.60	93.2	$20,098
02/26/18 - 04/01/18	-	$-	-	$20,098

Total	1,260.5	$9.55	1,260.5

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 11, 2018	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: May 11, 2018	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)