Form 10-K
period 2018-07-01
1 800 FLOWERS COM INC
filed 2018-09-14
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2017, was approximately $266,120,000. The registrant has no non-voting common stock.

36,048,548

(Number of shares of class A common stock outstanding as of September 7, 2018)

28,542,823

(Number of shares of class B common stock outstanding as of September 7, 2018)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended July 1, 2018

PART I

Item 1. BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts for all celebratory occasions. For more than 40 years, 1-800-Flowers.com® has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s Celebrations suite of services, including its Passport Free Shipping and Reminders programs, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. In 2017, 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers list. This prestigious list, compiled annually by the National Retail Federation (NRF), ranks the nation’s fastest-growing retailers by year-over-year domestic sales growth. The Company also received the Gold award in the “Best Artificial Intelligence” category at the Data & Marketing Association’s 2017 International ECHO Awards.

The Company’s BloomNet® international floral wire service provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. family of brands also includes everyday gifting and entertaining products such as premium, gift-quality fruits and other gourmet items from Harry & David®, popcorn and specialty treats from The Popcorn Factory® and Moose Munch®; cookies and baked gifts from Cheryl’s®; gift baskets and towers from 1-800-Baskets.com® and DesignPac Gifts; premium English muffins and other breakfast treats from Wolferman’s®; artisan chocolate and confections from Simply Chocolate®, carved fresh fruit arrangements from FruitBouquets.com; top quality steaks and chops from Stock Yards® and unique gifts from Personalization Universe® and GoodseySM.

On May 30, 2017, the Company completed the sale of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) to Ferrero International S.A., a Luxembourg corporation (“Ferrero”). The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May related to the business of Fannie May and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products. The operations of Fannie May were previously included within the Company’s Gourmet Foods & Gift Baskets segment.

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

To enable the Company to deliver products reliably nationwide, on a same-day or next-day basis, and to market pre-selected, high-quality floral products, the Company created BloomNet®, a nationwide network including independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

1-800-FLOWERS.COM offers a broad range of truly original gifts through a multi-channel strategy, making it easy for millions of customers to deliver smiles for every occasion. Complementing its retail, telephonic and ecommerce channels, 1-800-FLOWERS.COM is a pacesetter in social and mobile platforms, pioneering award-winning marketing programs and applications. As a result, the Company has developed relationships with customers who purchase products for both a wide range of celebratory gifting occasions as well as for everyday personal use. The Company offers a broad selection of unique products that a customer could expect to find in a high-end florist and gift shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware, gourmet gift baskets, and fruit bouquet arrangements. The Company has also significantly expanded its presence in the gourmet food and gift baskets category, further complementing its gift assortment, through a combination of organic initiatives and strategic acquisitions. The addition of Harry & David in September 2014 accelerated the Company’s strategy to leverage its leadership position built in the floral gifting category to create a leading position in the growing Gourmet Foods & Gift Baskets category.

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

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, and gift-quality fruit baskets, as well as steaks, chops and prepared meals. This extension of gift offerings helps our customers with all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. The Company’s consolidated customer database and multi-brand website is designed to expose all of our brands to our customers, further enhancing the Company’s position as a leading, one-stop destination for all of our customers’ gifting and celebratory needs.

The Company believes its brands are characterized by:

●

Convenience. The Company’s product offerings can be purchased through the Company’s website via desktop or mobile devices, as well as through Alexa, Facebook Messenger, Google Assistant, Apple Business Chat, Samsung Chatbot, or Google Rich Business Messaging, to help guide customers to the perfect gift across our brands. For those customers who prefer a personal gift advisor to assist them, the Company’s toll-free telephone numbers are available 24 hours a day, seven days a week.

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

●

Selection. Over the course of a year, the Company offers more than 9,800 varieties of fresh-cut flowers, floral and fruit bouquets and plants, and more than 11,500 SKUs of gifts, gourmet foods and gift baskets, cookies and chocolates.

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

The platform that the Company has built allows it to expand rapidly into new product categories using a “marketplace” concept, providing its customers with a wider selection of solutions to help them express, connect and celebrate for all occasions and recipients – including themselves. The Company intends to accomplish this through organic development, and where appropriate, through acquisition of complementary businesses. A summary of the Company’s more significant brands and/or businesses follows:

CONSUMER FLORAL SEGMENT
Direct-to-consumer provider of fresh flowers, plants, fruit and gift basket products, balloons, candles, keepsake gifts, jewelry and plush stuffed animals.
Direct-to-consumer provider of artistically carved fresh fruit arrangements.
Franchisor and operator of retail flower shops, acquired in August 2011.
Direct-to-consumer provider of fresh flowers, plants, fruits and gift baskets.
E-commerce provider of personalized gifts and keepsakes.

BLOOMNET WIRESERVICE SEGMENT
Provider of products and services to the professional florist.
Wholesale merchandiser and marketer of floral industry and related products, acquired in July 2008.

GOURMET FOODS & GIFT BASKETS SEGMENT
Multi-channel specialty retailer and producer of premium gift quality fruit, gourmet food products and other gifts marketed under the Harry & David® and Cushman’s® brands, acquired in September 2014.
Manufacturer and retailer of indulgent bakery gifts, including super-thick English muffins, toppings, and desserts, acquired in September 2014 in conjunction with the purchase of Harry & David.
Multi-channel retailer and manufacturer of small batch gourmet buttery caramel and chocolate covered popcorn, acquired in September 2014 in conjunction with the purchase of Harry & David.
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
E-commerce retailer of artisan chocolates and confections.

As a complement to the Company’s own brands and product lines, the Company has formed strategic relationships with brands such as Lenox®, Waterford®, Real Simple®, Yankee Candle®, Junior’s® Cheesecakes, Southern Living®, Starbucks® and Swarovski®. The Company also continues to develop signature products in order to provide its customers with differentiated products and further its position as a destination for all of their gifting needs.

Although the Company’s family of brands maintain their own sense of identity, the Company has taken a holistic approach towards examining and operating the entire enterprise. A key feature of this approach is that the Company proactively shares best practices across its operational and functional areas, utilizing centers of excellence focused on identifying initiatives designed to enhance top and bottom-line growth opportunities.

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

●

Maintain and enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2015, the Company completed the purchase of Harry & David, and in order to finance the acquisition, entered into a credit agreement consisting of a term loan and a new revolving credit facility, assuring capital availability and future flexibility. In December 2016, the Company amended and restated the previous credit agreement to, among other things, extend the maturity date of the $115.0 million outstanding term loan and the revolving credit facility by approximately two years to December 23, 2021. In May 2017, the Company sold its underperforming Fannie May business, generating more than $100 million in cash.

●

Continue to Innovate and Invest for the Future - by investing in technology and new growth opportunities. In 2017, 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers list. This prestigious list, compiled annually by the National Retail Federation (NRF), ranks the nation’s fastest-growing retailers by year-over-year domestic sales growth. The Company also received the Gold award in the “Best Artificial Intelligence” category at the Data & Marketing Association’s 2017 International ECHO Awards, and was awarded the Gold Stevie “e-Commerce Customer Service” Award, recognizing the company’s innovative use of online technologies and social media to service the needs of customers. The Company also continues to build on its reputation as an “innovator” and an “early adopter” of new technologies that can enhance customer engagement. This is illustrated by the Company’s initiatives in:

o	conversational commerce, such as:
■	industry-first applications on Facebook’s Messenger platform,
■	voice-enabled skill on Amazon’s Alexa platform,
■	Google Assistant applications,
■	Apple Business Chat applications,
■	Samsung Chatbot applications, and
■	Google Rich Business Messaging;

o	new Progressive Web App (“PWA’) technology deployed on the Company's category-leading mobile platform, significantly ramping up speed and functionality for its growing volume of mobile customers;

o	Smart Gift – a digital gifting application that enables customers to send a gift even when they don’t have their recipient’s address – and allows the recipient to:
■	choose their gift from our family of brands,
■	choose their preferred delivery address, and
■	even pick their delivery date – involving the recipient in the full gifting experience;

o	a new, responsive, widescreen website design we rolled out across our family of brands with enhanced navigation functionality; and

o	our digital self-service portal, allowing customers to:
■	track their orders,
■	make modifications to delivery dates, addresses and even their gift message;
■	further enhancing our already historically high customer satisfaction metrics;

Business Segments

The Company operates in the following three business segments: Consumer Floral, Gourmet Foods & Gift Baskets, and BloomNet Wire Service. The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, FruitBouquets.com, Flowerama, Personalization Universe and Goodsey, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David (which includes Wolferman’s®, Moose Munch and Stockyards.com), Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, DesignPac and 1-800-Baskets (which includes Simply Chocolate). The BloomNet Wire Service segment includes the operations of BloomNet and Napco.

On May 30, 2017, the Company sold its Fannie May subsidiary, which was previously included within the Gourmet Foods & Gift Baskets segment – see Note 4. in Item 15 below for details.

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

During each of fiscal 2018, 2017 and 2016, approximately 1%, of consolidated net revenue came from international sources.

Flowers and Plants. The Company offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the Fruit Bouquets® brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods and Gift Baskets. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM® brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolates®, launched in November 2017, offers artisan chocolates and confections. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry & David®, Wolferman’s® and Cushman’s® and MooseMunch® brands. The Company also licenses the Stockyards name through which it sells premium meats. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

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

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, by providing value-added loyalty programs such as Celebrations Reminders and Passport and continually investing and innovating how and where it engages with its customers. Examples of these efforts include the Company’s active social media presence, and use of new and innovative platforms to reach customers, whether it be Facebook’s Messenger, Amazon’s Alexa voice-enabled platform, Google Assistant, Apple Business Chat or Samsung Chatbot. The Company also launched Smart Gift, a digital gifting application that enables customers to send a gift even when they don’t have their recipient’s address. The Company strives to improve our customer’s experience, and recently launched a digital self-service portal, allowing customers to track their orders, make modifications to delivery dates, addresses, and even their gift message, further enhancing the Company’s already historically high customer satisfaction metrics. In addition, through customer panel research, the Company has created a number of signature products designed to increase everyday purchases, including the “a DOG-able™” and “Fabulous Feline™” collections, Cookie Flower and Emoji arrangements, Cookie Cards, Fruit Bouquets, as well as Harry & David’s signature Comice pears and MooseMunch popcorn, all of which build upon the Company’s efforts to offer unique products, a strategy which stems back to the Company’s earliest signature collections such as the still popular “Birthday Cake” and “Happy Hour” collections.

Strategic Online and Digital Relationships. The Company promotes its products through strategic relationships with leading Internet portals, search engines, and mobile and online social networks. The Company continues to leverage its experience and expertise in digital marketing where it is increasingly utilizing machine-learning in our search, display, video and other marketing programs.

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

E-mails. The Company is able to capitalize on its customer database by utilizing cost-effective, targeted e-mails to notify customers of product promotions, remind them of upcoming gifting occasions and convey other marketing messages, while maintaining user privacy.

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

The Company’s Websites

The Company offers its products through its multi-branded 1-800-FLOWERS.COM (www.1800flowers.com) website. The Company’s customers can access all of its family of brands through “tabs” on this Universal Resource Locators (“URL”), as well as through the URL of any of our family of brands, all with full multi-brand functionality. Customers can come directly to the Company’s websites or be linked by one of the Company’s portal providers, search engine, affiliate or social media relationships. A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s URLs.

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

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company’s online and telephonic orders are fed directly from the Company’s secure websites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company distribution center or, for florist fulfilled or drop-shipped items, selects a florist or vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink®, the Company’s proprietary communication system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

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

Gourmet Foods and Gift Baskets. The Company offers a wide array of premium branded signature baked products, confections, gift baskets, gourmet popcorn, giftable fruit towers and baskets through its Gourmet Foods & Gift Baskets’ brands. The Company’s Cheryl’s cookies and baked gifts are manufactured in its baking facility in Westerville, Ohio, while its premium Popcorn Factory and MooseMunch snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, located in Melrose Park, Illinois. Our products are distributed from a combination of Company owned and leased distribution facilities, across the country, which are shared by our brands in order to reduce both transit time to customer, and overall logistics costs. As of July 1, 2018, the Company operates 8 Cheryl’s and 40 Harry & David retail stores.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2016 the Easter Holiday was on March 27th , and as a result, all revenue and EBITDA associated with this holiday was within the Company’s fiscal third quarter. In fiscal 2017, Easter was on April 16th, which resulted in the shift of most revenue and EBITDA from the Company’s third quarter to its fourth quarter. In fiscal 2018, Easter was on April 1st, which resulted in the shift of Easter-related revenue and EBITDA into the Company’s third quarter of fiscal 2018. Easter falls on April 21st in 2019 which will result in the shift of most revenue and EBITDA from the Company’s third quarter of fiscal 2018 to its fourth quarter in fiscal 2019.

In preparation for the Company’s second quarter holiday season, the Company significantly increases its inventories, and therefore, corresponding cash requirements, which traditionally have been financed by cash flows from operations and bank lines of credit, which peak in November. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company’s fiscal second quarter.

Competition

The growing popularity and convenience of e-commerce shopping has continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a website, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Certain mass merchants have expanded their offerings to include competing products and may continue to do so in the future. These businesses, as well as other potential competitors, may be able to:

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets”, “GreatFoods.com”, “The Popcorn Factory”, “Cheryl’s”, “Mrs. Beasley’s”, “Celebrations”, “Flowerama”, “DesignPac”, “Napco”, “Harry & David”, “Wolferman’s", “MooseMunch”, Cushman’s”, “Goodsey”, “SimplyChocolate”, and “Personalization Universe”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.personalizationuniverse.com, www.goodsey.com, www.greatfoods.com, www.stockyards.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com and www.wolfermans.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of July 1, 2018, the Company had a total of 4,785 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission ("SEC"). Also note we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.

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

Consumer spending on products sold by the Company may vary with general economic conditions. If general economic conditions deteriorate and the Company’s customers have less disposable income, consumers may spend less on its products and its quarterly operating results may suffer.

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

Increased shipping costs and labor stoppages may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. The Company has established relationships with Federal Express and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company’s goods, and the Company passes these increases on to its customers, its customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers or other parties involved (e.g. dock workers) may experience labor stoppages, which could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships.

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

Various diseases, pests and certain weather conditions can affect fruit production. Various diseases, pests, fungi, viruses, drought, frosts, hail, wildfires, floods and certain other weather conditions could affect the quality and quantity of our fruit production in our Harry & David orchards, decreasing the supply of our products and negatively impacting profitability. Our producing orchards also require adequate water supplies. A substantial reduction in water supplies could result in material losses of crops, which could lead to a shortage of our product supply.

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

The Company does not collect sales or consumption taxes in some jurisdictions. In addition to the Company’s retail store operations, the Company collects sales or other similar taxes in states where the Company’s e-commerce channel has applicable nexus. Our customer service and fulfillment networks, and any further expansion of those networks, along with other aspects of our evolving business, may result in additional sales and use tax obligations. An increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf, and the recent June 2018 U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al. enables states to consider adopting laws requiring out-of-state sellers to collect and remit sales tax, even in states in which the seller has no physical presence. To the extent that individual states decide to adopt similar legislation, this could significantly increase the collection and compliance burden on the Company. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially.

A failure to integrate our acquisitions may cause the results of the acquired company, as well as the results of the Company to suffer.  The Company has opportunistically acquired a number of companies over the past several years. Additionally, the Company may look to acquire additional companies in the future. As part of the acquisition process, the Company embarks upon a project management effort to integrate the acquisition onto our information technology systems and management processes.  If we are unsuccessful in integrating our acquisitions, the results of our acquisitions may suffer, management may have to divert valuable resources to oversee and manage the acquisitions, the Company may have to expend additional investments in the acquired company to upgrade personnel and/or information technology systems and the results of the Company may suffer.

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

Additional Information

The Company’s internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowersinc.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on our investor relations website are available free of charge. (The information posted on the Company’s website is not incorporated into this Annual Report on Form 10-K.)

A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., One Old Country Road, Suite 500, Carle Place, NY 11514. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 1, 2018 that remain unresolved.

Item 2.     PROPERTIES

The table below lists the Company’s properties at July 1, 2018:

Location	Type	Principal Use	Square Footage	Ownership
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Carle Place, NY	Office	Headquarters	80,500	leased
Canton, MA	Fulfillment Center	Distribution	13,000	leased
Fort Lauderdale, FL	Fulfillment Center	Distribution	10,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
New York, NY	Office	Administrative	3,700	leased
Bethpage, NY	Warehouse	Storage	500	leased
Miami, FL	Office	Administrative	900	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Long Island City, NY	Fulfillment Center	Distribution	13,000	leased
Obetz, OH	Warehouse	Distribution	176,000	leased
Obetz, OH	Warehouse	Storage - Holiday	62,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Cedar Falls, IA	Office	Administrative	3,300	leased
Central Point, OR	Warehouse	Storage	17,000	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Medford, OR	Photo Studio	Photo Studio	10,000	leased
Hebron, OH	Warehouse	Storage	77,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,927 (acres)	owned
Jackson County, OR	Land	Fallow land	1,394 (acres)	owned
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,103,000	owned
Medford, OR	Warehouse	Storage	390,000	leased
Atlanta, GA	Showroom	Showroom	7,800	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased

In addition to the above properties, the Company leases approximately 175,000 square feet for Company operated or franchised retail stores with lease terms typically ranging from 2 to 16 years. Some of its leases provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In general, our properties are well maintained, adequate and suitable for their purposes.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock. The following table sets forth the reported high and low sales prices for the Company’s Class A common stock for each of the fiscal quarters during the fiscal years ended July 1, 2018 and July 2, 2017.

	High	Low
Year ended July 1, 2018
July 3, 2017 – October 1, 2017	$10.49	$7.80
October 2, 2017 – December 31, 2017	$11.65	$8.85
January 1, 2018 – April 1, 2018	$13.10	$9.76
April 2, 2018 – July 1, 2018	$13.33	$11.45

Year ended July 2, 2017
July 4, 2016 – October 2, 2016	$9.99	$8.78
October 3, 2016 – January 1, 2017	$11.40	$8.06
January 2, 2017 – April 2, 2017	$11.05	$8.67
April 3, 2017 – July 2, 2017	$11.30	$9.38

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2018 and fiscal 2017, 78,780 and 1,361,401 shares of Class B common stock, respectively, were converted into shares of Class A common stock.

Holders

As of September 7, 2018, there were approximately 239 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 7, 2018, there were approximately 6 stockholders of record of the Company’s Class B common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its Class A or Class B common stock.  Although the Company has no current intent to do so, the Company may choose, at some future date, to use some portion of its cash for the purpose of cash dividends.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. The Company repurchased a total of $12.2 million (1,269,059 shares), $10.7 million (1,120,706 shares) and $15.2 million (1,714,550 shares) during the fiscal years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively, under this program. As of July 1, 2018, $20.0 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended July 1, 2018, which includes the period July 3, 2017 through July 1, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/03/17 - 07/30/17	89.3	$9.66	89.3	$16,363
07/31/16 - 08/27/17	99.6	$9.08	99.6	$15,456
08/28/17 - 10/01/17	268.7	$9.43	268.7	$27,859
10/02/17 - 10/29/17	233.5	$9.62	233.5	$25,606
10/30/17 - 12/03/17	414.3	$9.36	414.3	$21,719
12/04/17 - 12/31/17	61.9	$10.16	61.9	$21,089
01/01/18 - 01/28/18	-	$-	-	$21,089
01/29/18 - 02/25/18	93.2	$10.60	93.2	$20,098
02/26/18 - 04/01/18	-	$-	-	$20,098
04/02/18 - 04/29/18	-	$-	-	$20,098
04/30/18 - 05/27/18	8.6	$11.85	8.6	$19,997
05/28/18 - 07/01/18	-	$-	-	$19,997

Total	1,269.1	$9.57	1,269.1

 (1) Average price per share excludes commissions and other transaction fees.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 1, 2018, July 2, 2017 and July 3, 2016 and the consolidated balance sheet data as of July 1, 2018 and July 2, 2017, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 28, 2015 and June 29, 2014, and the selected consolidated balance sheet data as of July 3, 2016, June 28, 2015 and June 29, 2014, are derived from the Company’s audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of income and balance sheet data. The Company acquired Harry & David in September 2014, acquired iFlorist in December 2013 (subsequently disposed in October 2015), Pingg Corp. in May 2013 (subsequently disposed of in June 2015), and Fine Stationery, Inc. in May 2011 (subsequently disposed of in June 2015). The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. In May 2017, the Company completed the disposition of its Fannie May business. The following data reflects the results of operations of these subsidiaries until their dates of disposition. During the fourth quarter of fiscal 2013, the Company made the strategic decision to divest the e-commerce and procurement businesses of its Winetasting Network subsidiary in order to focus on growth opportunities in its Gourmet Foods & Gift Baskets business segment. The Company closed on the sale of its Winetasting Network business on December 31, 2013. As a result, the Company has classified the results of Winetasting Network as discontinued operations for fiscal 2014. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	July 1, 2018	July 2, 2017	July 3, 2016	June 28, 2015	June 29, 2014
Consolidated Statement of Income Data:	(in thousands, except per share data)

Net revenues	$1,151,921	$1,193,625	$1,173,024	$1,121,506	$756,345
Cost of revenues	662,896	673,344	655,566	634,311	440,672
Gross profit	489,025	520,281	517,458	487,195	315,673
Operating expenses:
Marketing and sales	298,810	317,527	318,175	299,801	194,847
Technology and development	39,258	38,903	39,234	34,745	22,518
General and administrative	77,440	84,116	84,383	85,908	54,754
Depreciation and amortization	32,469	33,376	32,384	29,124	19,848
Total operating expenses	447,977	473,922	474,176	449,578	291,967
Operating income	41,048	46,359	43,282	37,617	23,706
Interest expense, net	3,631	5,821	6,674	5,753	1,305
Other (income) expense, net	(605)	(15,471)	(14,839)	1,550	52
Income from continuing operations before income taxes	38,022	56,009	51,447	30,314	22,349
Income tax expense from continuing operations	(2,769)	11,968	15,579	10,930	8,403
Income from continuing operations	40,791	44,041	35,868	19,384	13,946
Income from discontinued operations, net of tax	-	-	-	-	729
Net income	40,791	44,041	35,868	19,384	14,675
Less: Net loss attributable to noncontrolling interest	-	-	(1,007)	(903)	(697)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$40,791	$44,041	$36,875	$20,287	$15,372

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.63	$0.68	$0.57	$0.31	$0.23
From discontinued operations	-	-	-	$-	$0.01
Basic net income per common share	$0.63	$0.68	$0.57	$0.31	$0.24

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
From continuing operations	$0.61	$0.65	$0.55	$0.30	$0.22
From discontinued operations	-	-	-	$-	$0.01
Diluted net income per common share	$0.61	$0.65	$0.55	$0.30	$0.23

Weighted average shares used in the calculation of net income per common share:
Basic	64,666	65,191	64,896	64,976	64,035
Diluted	66,938	67,735	67,083	67,602	66,460

	As of
	July 1, 2018	July 2, 2017	July 3, 2016		June 28, 2015	June 29, 2014
			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$147,240	$149,732	$27,826		$27,940	$5,203
Working capital	148,222	132,227	45,798		36,361	17,511
Total assets	570,889	552,470	502,941	*	501,946	267,569
Long-term liabilities	131,186	145,056	139,494	*	168,083	7,144
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	314,904	282,239	242,586		208,449	183,228

* In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” The Company adopted this ASU in fiscal 2017, and the impact of the adoption of the new guidance was to reclassify $3.6 million of deferred financing costs previously included within “Other Assets” to “Long-term debt” in the consolidated balance sheets as of July 2, 2017 – see Note 2. in Item 15 below for details. We have not reclassified other fiscal years for the purposes of this presentation.

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

Business overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts for all celebratory occasions. For more than 40 years, 1-800-Flowers.com® has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s Celebrations suite of services, including its Passport Free Shipping and Reminders programs, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. In 2017, 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers list. This prestigious list, compiled annually by the National Retail Federation (NRF), ranks the nation’s fastest-growing retailers by year-over-year domestic sales growth. The Company also received the Gold award in the “Best Artificial Intelligence” category at the Data & Marketing Association’s 2017 International ECHO Awards.

The Company’s BloomNet® international floral wire service provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. family of brands also includes everyday gifting and entertaining products such as premium, gift-quality fruits and other gourmet items from Harry & David®, popcorn and specialty treats from The Popcorn Factory® and Moose Munch®; cookies and baked gifts from Cheryl’s®; gift baskets and towers from 1-800-Baskets.com® and DesignPac Gifts; premium English muffins and other breakfast treats from Wolferman’s®; artisan chocolate and confections from Simply Chocolate®, carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® and unique gifts from Personalization Universe® and GoodseySM.

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

On May 30, 2017, the Company completed the sale of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) to Ferrero International S.A., a Luxembourg corporation (“Ferrero”). The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May related to the business of Fannie May and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products. The operations of Fannie May were previously included within the Company’s Gourmet Foods & Gift Baskets segment.

In fiscal 2015, the Company acquired Harry & David, whose iconic brands transformed the Company into a destination for premier gifting. Having successfully completed the integration of Harry & David, and generating synergistic operating cost savings in fiscal 2016 and 2017, in fiscal 2018, the Company turned its focus towards unlocking the revenue growth potential of its family of brands. During fiscal 2018, the 1-800-Flowers.com and BloomNet brands increased their marketing and promotional spending to take advantage of favorable competitive circumstances, knowing that efforts to take market share would hurt short term earnings performance, but improve their customer file, and ultimately their respective longer-term earnings outlooks. While these efforts were successful in accelerating annual comparable revenue growth to 3.7%, highlighted by second half growth of 5.8%, and positioned the Company for continued future growth, operational and macro issues, in addition to this increase in marketing spending, negatively impacted the Company’s earnings during fiscal 2018. During our busy December holiday season, a temporary operational disruption at our Cheryl’s brand, related to the implementation of a new production and warehouse management system, led to our decision to stop taking orders eight days prior to the Christmas holiday so that we could focus on fulfilling our backlog of orders. In addition, the Company incurred incremental labor and expedited shipping costs to meet our customer’s delivery expectations on those orders that we accepted prior to shutting down the Cheryl’s site. While the operational issues have since been resolved, the effects of this issue continued after the holiday as liquidation of inventory depressed our Valentine’s Day, Easter and “everyday” full priced sales. Additionally, increases in health insurance costs and higher transportation costs, across our businesses, further compounded our unfavorable year-over-year performance. As a result, Adjusted EBITDA declined from $85.9 million in fiscal 2017 to $78.9 million in fiscal 2018. Although our Adjusted EBITDA was below our expectations, the Company believes that it is well positioned, and plans to take advantage of current conditions to increase its share across all markets that we operate in. During fiscal 2018, the Company:

●

Strengthened its balance sheet - the Company continued its responsible stewardship of shareholders’ capital. Following the sale of its Fannie May and Harry London brands in May of 2017, which resulted in a gain of $14.6 million, and added approximately $103.6 million of cash to its balance sheet, the Company was able to fund its Christmas holiday working capital requirements primarily through the use of cash on hand. In fiscal 2018, the Company continued to pay down its outstanding term loan, repurchase shares, and invest in capital to grow its businesses utilizing cash generated from operations. When combined with the Company’s amended credit facility, the Company believes that its strong balance sheet, and growing cash flows, provide it with significant liquidity and flexibility to invest and enhance future growth, both organically, as well as through potential acquisitions.

●	Invested in business operations – the Company continued to invest in the key areas that will allow for accelerated growth in the future, including:

o

Manufacturing, production and distribution - expanded production capacity for Cheryl’s, including the automation of cookie frosting; expanded its fulfillment capabilities for Harry & David, Cheryl’s and 1-800-Flowers brands; invested in Harry & David orchard plantings, as well as manufacturing and fulfillment technology upgrades,

o	Technology – improved multi-brand responsive wide-screen web design and industry award winning mobile transactional progressive web application platforms, and
o	Business Intelligence – customer database mining to effectively market and target key demographics.

●

Multi-Brand Customer Initiatives - The Company continued to expand its multi-brand customer initiatives, a key ingredient in our strategy to enhance customer engagement and facilitate long-term growth. The multi-brand website provides the customer with an enriched shopping experience using cross-brand marketing and merchandising programs and by providing access to the Company’s Celebrations suite of services, including Passport free shipping and Reminders membership programs, as well as our digital self-service portal.

●

Innovation and positioning for emerging technologies – The Company has built a reputation as an innovator and an early adopter of new technologies. This was illustrated by the Company’s initiatives in Conversational Commerce, including:

o	Floral industry-first applications on Facebook’s Messenger platform
o	Voice enabled skill on Amazon’s Alexa platform
o	Google Assistant applications,
o	Apple Business Chat applications,
o	Samsung Chatbot applications, and
o	Google Rich Business Messaging

Recognizing the need to balance the Company’s short and long-term operating and financial objectives, a key tenet of the Company’s fiscal 2019 strategy is to accelerate revenue growth through strategic investments in marketing and merchandising programs designed to take advantage of market conditions and build on the momentum gained in the second half of fiscal 2018 across all three of its business segments. In addition, the Company is assuming the restoration of 100 percent bonus payout compared with minimal payout in fiscal 2018. As a result, in fiscal 2019, the Company anticipates:

●	Consolidated revenue growth of 5.0%-to-7.0% compared with fiscal 2018;
●	EPS in a range of $0.38-to-$0.42 (anticipating a normalized effective tax rate of 26 percent); and
●	Adjusted EBITDA in a range of $77.0 million-to-$80.0 million.

The Company anticipates that it will return to double-digit EBITDA and EPS growth by fiscal 2020.

Definitions of non-GAAP financial measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the SEC rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “adjusted" or “on a comparable basis” below, as these terms are used interchangeably.

Adjusted/comparable revenues

Adjusted, or comparable, revenues measure GAAP revenues adjusted for the effects of acquisitions, dispositions, and other items affecting period to period comparability. See Segment Information for details on how adjusted revenues were calculated for each period presented.

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

We believe that these measures provide management and investors with a more complete understanding of underlying gross profit trends of established, ongoing operations by excluding the effect of activities which are subject to volatility and can obscure underlying trends.

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

EBITDA and adjusted EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, Non-Qualified Plan Investment appreciation/depreciation, and certain items affecting period to period comparability. See Segment Information for details on how EBITDA and adjusted EBITDA were calculated for each period presented.

The Company presents EBITDA because it considers such information a meaningful supplemental measure of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and adjusted EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and adjusted EBITDA to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.

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

	Years Ended
	July 1, 2018	Severance Costs	Litigation Settlement	As Adjusted (non-GAAP) July 1, 2018	July 2, 2017	Exclude Operating Results of Fannie May	Severance Costs	As Adjusted (non-GAAP) July 2, 2017	As Adjusted (non-GAAP) % Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$457,460	$-	$-	$457,460	$437,132	$-	$-	$437,132	4.7%
BloomNet Wire Service	89,569			89,569	87,700			87,700	2.1%
Gourmet Foods & Gift Baskets	605,523			605,523	670,677	(83,917)		586,760	3.2%
Corporate	1,114			1,114	1,102			1,102	1.1%
Intercompany eliminations	(1,745)			(1,745)	(2,986)	1,341		(1,645)	-6.1%
Total net revenues	$1,151,921	$-	$-	$1,151,921	$1,193,625	$(82,576)	$-	$1,111,049	3.7%

Gross profit:
1-800-Flowers.com Consumer Floral	$181,601	$-	$-	$181,601	$177,488	$-	$-	$177,488	2.3%
	39.7%			39.7%	40.6%		-	40.6%

BloomNet Wire Service	48,604			48,604	49,562		-	49,562	-1.9%
	54.3%			54.3%	56.5%		-	56.5%

Gourmet Foods & Gift Baskets	257,803			257,803	292,199	(32,571)	-	259,628	-0.7%
	42.6%			42.6%	43.6%		-	44.2%

Corporate (a)	1,017			1,017	1,032		-	1,032	-1.5%
	91.3%			91.3%	93.6%		-	93.6%

Total gross profit	$489,025	$-	$-	$489,025	$520,281	$(32,571)	$-	$487,710	0.3%
	42.5%	-	-	42.5%	43.6%	-		43.9%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (b):
1-800-Flowers.com Consumer Floral	$50,808	$-	$-	$50,808	$51,860	$-	$-	$51,860	-2.0%
BloomNet Wire Service	31,683			31,683	32,383	-	-	32,383	-2.2%
Gourmet Foods & Gift Baskets	70,927			70,927	77,312	(2,575)	756	75,493	-6.0%
Segment Contribution Subtotal	153,418	-	-	153,418	161,555	(2,575)	756	159,736	-4.0%
Corporate (a)	(79,901)	429	426	(79,046)	(81,820)	1,310		(80,510)	1.8%
EBITDA (non-GAAP)	73,517	429	426	74,372	79,735	(1,265)	756	79,226	-6.1%
Add: Stock-based compensation	3,726			3,726	5,694			5,694	-34.6%
Add: Comp charge related to NQ Plan investment appreciation	797			797	987			987	-19.4%

Adjusted EBITDA (non-GAAP)	$78,040	$429	$426	$78,895	$86,416	$(1,265)	$756	$85,907	-8.2%

Reconciliation of net income to adjusted net income (non-GAAP):

	Years Ended
	July 1, 2018	July 2, 2017
	(in thousands, except per share data)
Net income	$40,791	$44,041
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add back: Litigation Settlement	426	-
Add back: Severance costs	429	756
Deduct: Fannie May operating losses	-	(1,036)
Deduct: Gain from Sale of Fannie May	-	14,607
Deduct: Income tax benefit on adjustments	211	1,344
Deduct: U.S. tax reform benefit on deferred taxes (c)	12,158	-
Adjusted net income (non-GAAP)	$29,277	$29,882

Basic and diluted net income per common share
Basic	$0.63	$0.68
Diluted	$0.61	$0.65

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$0.45	$0.46
Diluted	$0.44	$0.44

Weighted average shares used in the calculation of net income and adjusted net income (non-GAAP) per common share
Basic	64,666	65,191
Diluted	66,938	67,735

 Reconciliation of net income to adjusted EBITDA (non-GAAP):

	Years Ended
	July 1, 2018	July 2, 2017

Net income	$40,791	$44,041
Add:
Interest expense, net	3,026	4,957
Depreciation and amortization	32,469	33,376
Income tax expense (benefit)	(2,769)	11,968
Less:
Gain from sale of Fannie May		14,607
EBITDA (non-GAAP)	73,517	79,735
Add:
Severance costs	429	756
Litigation Settlement	426	-
Compensation charge related to NQ plan investment appreciation	797	987
Stock-based compensation	3,726	5,694
Less:
Fannie May EBITDA	-	1,265
Adjusted EBITDA (non-GAAP)	$78,895	$85,907

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

(c)

The adjustment to deduct the impact of the U.S. tax reform from net income, for the year ended July 1, 2018, includes the impact of the re-valuation of the Company's deferred tax liability of $12.2 million or $0.18 per diluted share, but does not include the ongoing impact of the lower federal corporate tax rate.

 Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2018 and 2017, which ended on July 1, 2018 and July 2, 2017, respectively, consisted of 52 weeks. Fiscal year 2016, which ended on July 3, 2016, consisted of 53 weeks.

Net Revenues

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)
Net revenues:
E-Commerce	$921,848	2.8%	$896,762	1.6%	$882,782
Other	230,073	-22.5%	296,863	2.3%	290,242
	$1,151,921	-3.5%	$1,193,625	1.8%	$1,173,024

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the year ended July 1, 2018, net revenues decreased 3.5% in comparison to the prior year. On a comparable basis, adjusting fiscal 2017 net revenues to reflect the May 30, 2017 disposition of Fannie May, net revenues increased 3.7% during fiscal 2018, driven by second half growth which improved 5.8%. This growth came from all business segments, with the Consumer Floral and BloomNet Segments benefiting from investments in strategic marketing and merchandising programs designed to accelerate growth and extend our market leadership in the floral space, while the Gourmet Foods & Gift Baskets segment growth reflected strong e-commerce growth in our Harry & David and 1-800-Baskets brands.

During the year ended July 2, 2017, net revenues increased 1.8% in comparison to the prior year, as a result of growth within the Company's Consumer Floral and BloomNet segments, with the 1-800-Flowers.com brand continuing to extend its market leadership position, driven by increased demand throughout the year, particularly during the Valentine's Day holiday. The increases above were partially offset by a decline in Harry & David revenues, due to the closure of a number of underperforming retail locations, and a reduction in e-commerce demand, primarily during the Christmas holiday selling season, and the timing of certain factors including: (i) the closing of the Company’s sale of the Fannie May Confection Brands business on May 30, 2017, (ii) a 52-week fiscal year in fiscal 2017 versus 53-week fiscal year in fiscal 2016, reflecting the Company’s retail calendar, and (iii) the shift of Harry & David’s Fruit of the Month Club® cherries shipment out of the Company’s fiscal fourth quarter in fiscal 2017, due to a late harvest, into the first quarter of fiscal 2018. On a comparable basis, adjusting fiscal year 2016 GAAP revenues to remove: (i) the 53rd week ($8.0 million), (ii) Fannie May’s June 2016 revenues ($4.8 million), and (iii) the June 2016 Harry & David Fruit of the Month Club® cherry shipment ($2.4 million), net revenues during fiscal 2017 increased 3.1% in comparison to fiscal 2016.

E-commerce revenues (combined online and telephonic sales channels) increased 2.8% during the year ended July 1, 2018 compared to the prior year. On a comparable basis, adjusting fiscal 2017 e-commerce revenues to exclude the revenues of Fannie May, e-commerce revenues increased 4.3% during fiscal 2018, due to the aforementioned e-commerce growth within the Company's Consumer Floral segment, as well as growth in the Gourmet Foods & Gift Baskets segment, reflecting year-over-year growth by Harry & David and 1-800-Baskets. During the year ended July 1, 2018, the Company fulfilled approximately 12.4 million e-commerce orders, at an average order value of $74.04, representing increases of 2.4% and 0.4%, respectively, compared to fiscal 2017. Adjusted to exclude Fannie May’s revenue and orders, in fiscal 2018, orders increased 5.2%, while average order value decreased 0.9%, in comparison to fiscal 2017.

E-commerce revenues increased 1.6% during the year ended July 2, 2017 compared to the prior year, as a result of the aforementioned e-commerce growth within the Company's Consumer Floral segment, partially offset by unfavorable e-commerce growth within the Gourmet Foods & Gift Baskets segment due to the Company’s sale of the Fannie May Confection Brands business on May 30, 2017, a decrease in demand within the Harry & David brand during the Christmas Holidays, and the shift of Harry & David’s Fruit of the Month Club® cherries shipment out of the Company’s fiscal fourth quarter in fiscal 2017, due to a late harvest, into the first quarter of fiscal 2018, as well as the impact of the 53rd week in fiscal 2016

Other revenues, comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail sales channels of the 1-800-Flowers.com Consumer Floral and Gourmet Foods & Gift Baskets segments decreased 22.5% during fiscal 2018, primarily as a result of the May 2017 disposition of Fannie May, which generated most of its revenues through its retail and wholesale operations. On a comparable basis, adjusting fiscal 2017 to exclude the revenues of Fannie May, other revenues increased 2.0% during fiscal 2018, as a result of growth within the Bloomnet segment as well as the Gourmet Foods & Gift Baskets segment, driven by 1-800-Baskets and Cheryl’s wholesale growth, partially offset by declines in Harry & David retail store volume due to a reduction in store count and a decline in customer traffic. Other revenues increased by 2.3% during fiscal 2017, attributable to the BloomNet segment which increased revenues through improvements in membership, transaction and ancillary service fees, as well as from the Gourmet Foods & Gift Baskets segment, resulting from wholesale growth within the Fannie May, Harry & David and 1-800-Baskets wholesale gift businesses. This favorability was partially offset by a decrease in retail store sales within Fannie May, due to a decline in customer traffic, as well as a decline in Harry & David retail store sales due to the closure of several underperforming locations.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales) and royalties from its franchise operations. Net revenues during the fiscal year ended July 1, 2018 increased 4.7% due to strength in everyday gifting driven by the Company’s investments in strategic marketing and merchandising programs designed to accelerate growth and increase market share, while also expanding its offerings of original gifts, with broader price points at both the entry level and the luxury high-end. The brand continued its strong Valentine’s Day growth trend, driven in part by the brand’s ability to take advantage of a Wednesday date placement, building off fiscal 2017’s Tuesday date placement, compared to Fiscal 2016’s Sunday Valentine’s Day date placement, which is the lowest performing date placement within the week for the Company. While Mother’s Day growth was also strong, annual growth was negatively impacted by hurricanes Harvey and Irma. Net revenues during the fiscal year ended July 2, 2017 increased 4.5%, as a result of increased order demand throughout the year, and during the Valentine’s Day holiday in particular, when the Company was able to leverage the holiday’s Tuesday date placement, in comparison to the prior year when Valentine's Day fell on a Sunday. The brand was successful at growing its “everyday” business, including birthdays, anniversaries, sympathy and "just because," due to expanded merchandise assortments, including the Flirty Feline® floral arrangement, and efforts to capitalize on its same day/next day delivery capabilities. These increases were partially offset by the impact of the 53rd week in fiscal 2016, reflecting the Company’s retail calendar. On a comparable basis, adjusting fiscal 2016 GAAP revenues to remove the 53rd week ($4.8 million), fiscal 2017 net revenues increased 5.7% in comparison to fiscal 2016.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues during fiscal 2018 increased 2.1% in comparison to the prior year due to higher wholesale product revenues, and higher transaction fees due to fee increases, partially offset by lower membership and ancillary fees resulting from an unfavorable network shop count. During fiscal 2018, the Company made investments in Bloomnet where it enhanced its digital marketing programs, offering Search Engine Optimization (“SEO”) and Search Engine Marketing (“SEM”) capabilities to our florists for their websites, introduced new digital directory features designed to help florists highlight their unique offerings and drive additional incoming orders from sending florists, and in the second half of the year, expanded efforts to capture a growing volume of orders from local flower shops and third-party, online floral companies, resulting in improved second half growth. Net revenues during fiscal 2017 increased 2.6% in comparison to the prior year due to an increase in order volume processed through the network, driven primarily by the increase in 1-800-Flowers volume noted above, which enabled BloomNet to generate increased membership, transaction and ancillary revenue improvements. These improvements were partially offset by lower wholesale product revenue as a result of decreased demand and network shop count.

The Gourmet Foods & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, Fannie May (through the date of its disposition on May 30, 2017), The Popcorn Factory, and 1-800-Baskets/DesignPac Gifts. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David, Cheryl’s and Fannie May (through the date of its disposition) brand names, as well as wholesale operations. Net revenues during fiscal 2018 were unfavorable by 9.7%, in comparison to prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal 2017 to exclude Fannie May results, fiscal 2018 net revenues were favorable in comparison to adjusted prior year revenues by 3.2%, driven primarily by continued growth in everyday gifting in Harry & David and 1-800-Baskets. Comparable segment revenue growth was attributable to several initiatives implemented during the year, including: (i) the Company’s successful efforts to grow the “everyday” volume of its Gourmet Foods & Gift Baskets brands through expanded Birthday, Sympathy and Thank You merchandise, (ii) development of merchandising assortments and digital marketing programs that helped to broaden the demographic reach of the brands within the segment, and, (iii) the launch of the Simply Chocolates product line, which is managed by 1-800-Baskets. Comparable revenue growth was negatively impacted by a temporary disruption in operations at our Cheryl’s brand, related to the implementation of a new production and warehouse management system, which, in turn, led to the brand’s decision to stop taking orders eight days prior to the Christmas holiday. Net revenue during fiscal 2017 was consistent with fiscal 2016, as revenue growth within the Popcorn Factory, 1-800-Baskets/DesignPac, Fannie May and Cheryl’s brands was offset by a decline in Harry & David revenues, due to the closure of a number of underperforming retail locations, and a reduction in e-commerce demand, primarily during the Christmas holiday selling season, and the timing of certain factors including: (i) the Company’s sale of the Fannie May Confection Brands business on May 30, 2017, (ii) a 52-week fiscal year in fiscal 2017 versus 53-week fiscal year in fiscal 2016, reflecting the Company’s retail calendar, and (iii) the shift of Harry & David’s Fruit of the Month Club® cherries shipment out of the Company’s fiscal fourth quarter in fiscal 2017, due to a late harvest, into the first quarter of fiscal 2018. On a comparable basis, adjusting fiscal year 2016 GAAP revenues to remove: (i) the 53rd week ($3.2 million), (ii) Fannie May’s June 2016 revenues ($4.8 million), and (iii) the June 2016 Harry & David Fruit of the Month Club® cherry shipment ($2.4 million), net revenues during fiscal 2017 increased 1.6% in comparison to fiscal 2016.

In fiscal 2019, the Company plans to increase investments in strategic marketing and merchandising programs to take advantage of current competitive market conditions. The Company expects to grow revenues across all three of its business segments with consolidated revenue growth of 5.0%-to-7.0% compared with fiscal 2018.

Gross Profit

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)

Gross profit	$489,025	-6.0%	$520,281	0.5%	$517,458
Gross margin %	42.5%		43.6%		44.1%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer and wholesale production operations.

Gross profit decreased 6.0% while gross profit percentage decreased 110 basis points during the fiscal year ended July 1, 2018 in comparison to the prior year. On a comparable basis, adjusting prior year to exclude the gross profit of Fannie May, which was disposed of on May 30, 2017, gross profit increased 0.3%, while gross profit percentage decreased 140 basis points. The higher comparable gross profit is due to the increase in comparable revenues noted above, partially offset by a lower gross profit percentage, primarily reflecting the growth of the Company’s Passport free-shipping program, higher promotional competitive landscape during particularly Valentine’s Day and Mother’s Day, and higher transportation and hourly labor costs. Gross profit during fiscal 2018 was also negatively impacted by the operational issue at Cheryl’s during the Christmas holiday season. Gross profit increased 0.5% during the fiscal year ended July 1, 2017 in comparison to the prior year, primarily as a result of the incremental revenue noted above, partially offset by a decline in gross profit margin as a result of annual shipping rate increases, product mix, and increased promotions during the year.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 2.3% during fiscal 2018, in comparison to the prior year, due to the aforementioned revenue growth, partially offset by a decrease in gross profit percentage of 90 basis points, to 39.7%. The lower gross profit percentages reflect increased promotional activity in order to increase market share, especially during the critical Valentine’s Day and Mother’s Day holidays, and the growth of the Company’s Passport free-shipping program, which has been driving improved customer loyalty and purchase frequency. The 1-800-Flowers.com Consumer Floral segment gross profit increased by 4.1% during the fiscal year ended July 2, 2017, in comparison to the prior year, as a result of the increase in revenues noted above, partially offset by a 20 basis point decrease in gross profit margin, from 40.8% to 40.6%. This decrease in gross profit margin was primarily due to annual shipping rate increases, as well as increased promotional activity during the year.

BloomNet Wire Service segment’s gross profit during the year ended July 1, 2018 decreased 1.9%, in comparison to the prior year, due to a decline in gross profit percentage which declined 220 basis points to 54.3%, partially offset by the increase in revenues noted above. The lower gross profit percentage was due to sales mix, with a decline in higher margin membership and related services, offset by an increase in lower margin wholesale product sales, as well as increased transportation costs, and higher rebates as a result of the Company’s strategy to capture market share. BloomNet Wire Service segment’s gross profit increased by 2.9% during the fiscal year ended July 2, 2017 in comparison to the prior year, as a result of the increase in sales noted above, as well as a 20 basis point increase in gross margin percentage, from 56.3% to 56.5%, related to sales mix.

The Gourmet Foods & Gift Baskets segment gross profit decreased by 11.8% during the year ended July 1, 2018, in comparison to the prior year, while gross profit percentage decreased 100 basis points to 42.6%, over the same period. On a comparable basis, adjusting prior year to exclude the gross profit of Fannie May, which was disposed of on May 30, 2017, gross profit declined 0.7% and gross profit percentage decreased 160 basis points, to 42.6%, during fiscal 2018 in comparison to fiscal 2017. The lower gross profit percentage was due to the impact of the operational issue at Cheryl’s during the second quarter, which caused increased labor, expedited shipping and product write-downs, but also due to the lingering effects experienced in the third quarter as a result of customer “win-back” promotional programs and liquidation of inventory which was sold in place of full margin product. In addition, although revenue growth provided for improved gross profit at Harry & David, higher transportation costs at our Harry & David and wholesale 1-800-Baskets brand, negatively impacted gross profit percentage. The Gourmet Foods & Gift Baskets segment gross profit decreased by 1.9% during the fiscal year ended July 2, 2017, in comparison to the prior year, due to a decrease of 80 basis points in gross profit margins, from 44.4% to 43.6%, as revenues were consistent with the prior year. The decrease in gross profit margin percentage was due to declines at Harry & David and Fannie May as a result of product mix and unfavorable volume-related absorption, partially offset by favorable gross profit margins at Cheryl’s and DesignPac due to production process improvements and reduced shipping expenses due to improved ground shipping conversion rates.

In fiscal 2019, the Company expects its gross profit to improve due to sales growth and slightly stronger gross profit margin driven by manufacturing productivity and automation improvements, targeted price increases and correction of fiscal 2018 operational issues, offset by higher labor and transportation costs.

Marketing and Sales Expense

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)

Marketing and sales	$298,810	-5.9%	$317,527	-0.2%	$318,175
Percentage of sales	25.9%		26.6%		27.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 5.9% during the year ended July 1, 2018, compared to the prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting prior year to exclude Fannie May’s marketing and sales expenditures, marketing and sales expense increased 2.0% during fiscal 2018, but decreased as a percentage of net revenue to 25.9% compared to 26.4% during fiscal year 2017. On a comparable basis, the increase in spend came from the Consumer Floral and Gourmet Foods & Gift Baskets segments, commensurate with revenue growth, as a result of the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share during the highly competitive and promotional Valentine’s Day and Mother’s Day holidays. This increased marketing spend was partially offset by a reduction in performance based bonuses, resulting in an overall reduction in total marketing and sales spend ratios, as a percentage of net revenues.

Marketing and sales expenses declined slightly and decreased as a percentage of revenues (26.6% in fiscal 2017 vs. 27.1% in fiscal 2016), as a result of a decrease in labor costs due to a reduction in performance based bonuses, as well as reductions in labor and facility costs associated with closure of a number of underperforming Harry & David retail locations, partially offset by higher marketing spend within the Consumer Floral segment, primarily around the Mother’s Day holiday.

During the fiscal year ended July 1, 2018, the Company added approximately 2.8 million new e-commerce customers, an increase of 6.6% over the prior year. Approximately 59% of customers who placed e-commerce orders during fiscal 2018 were repeat customers compared to approximately 58 % in fiscal 2017.

Technology and Development Expense

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)

Technology and development	$39,258	0.9%	$38,903	-0.8%	$39,234
Percentage of sales	3.4%		3.3%		3.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 0.9% during the fiscal year ended July 1, 2018, compared to the prior year, primarily due to increased license and maintenance costs related to cloud based contact center telecommunications support, payment gateways, order management systems, and security software, partially offset by a decrease in labor and consulting costs due to reductions in headcount and performance based bonuses.

Technology and development expenses decreased 0.8% during the fiscal year ended July 2, 2017 compared to the prior year primarily due to lower labor costs, related to reduced headcount and a reduction in performance based bonuses, partially offset by increased license and maintenance costs related to system security, and platform improvements.

During the fiscal years ended July 1, 2018, July 2, 2017 and July 3, 2016, the Company expended $61.2 million, $59.2 million and $60.6 million, respectively, on technology and development, of which $21.8 million, $20.3 million and $21.4 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)

General and administrative	$77,440	-7.9%	$84,116	-0.3%	$84,383
Percentage of sales	6.7%		7.0%		7.2%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 7.9% during the fiscal year ended July 1, 2018, compared to the prior year, primarily due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting prior year to exclude Fannie May’s general and administrative expenditures, general and administrative expense during fiscal 2018, was consistent with the prior year as higher health insurance costs due to unfavorable medical claims, as well as an increase in legal fees and bad debt expense, due to the bankruptcy of a wholesale customer, was offset by lower labor due to a reduction in performance based bonuses.

General and administrative expense decreased 0.3% during the fiscal year ended July 2 2017 in comparison to the prior year, as a result of lower labor costs due to decreases in performance based bonuses, as well as certain prior year expenses that were not incurred in the current year, including Harry & David integration costs and the Edible Arrangements litigation settlement. These decreases were partially offset by increased health insurance costs, headcount and expense related to the Company’s Non-Qualified Deferred Compensation Plan ("NQDC"). The Company has established an NQDC for certain members of senior management. The plan assets are classified as trading securities - see Note 10. in Item 15 for details – in fiscal 2017, the Company recorded labor expense of approximately $1.0 million, compared to a benefit of $0.1 million during fiscal 2016, within "General and administrative" expenses, associated with an increase in amounts owed to participants due to the appreciation of the fair value of participant directed investments. The corresponding offset to this expense is an equivalent amount of investment income, which is recorded in "Other (income) expense, net". Trading securities held in the NQDC are measured using quoted market prices at the reporting date and are included in “Other assets,” with the corresponding liability to participants included in “Other liabilities” within the consolidated balance sheets.

Depreciation and Amortization

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)

Depreciation and amortization	$32,469	-2.7%	$33,376	3.1%	$32,384
Percentage of sales	2.8%		2.8%		2.8%

Depreciation and amortization expense decreased 2.7% during the fiscal year ended July 1, 2018 in comparison to the prior year, due to the disposition of Fannie May. On a comparable basis, adjusting prior year to exclude Fannie May’s depreciation and amortization expense, depreciation and amortization expense increased 4.5% during fiscal 2018, in comparison to the prior year as a result of recent shorter-lived IT capital expenditures.

Depreciation and amortization expense increased by 3.1% during the fiscal year ended July 2, 2017 in comparison to the prior year, as a result of recent increases in capital expenditures, primarily in support of the Company's technology infrastructure, partially offset by the impact of the disposition of Fannie May

Interest Expense, net

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)
Interest expense, net	$3,631	-37.6%	$5,821	-12.8%	$6,674

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. in Item 15 for details regarding the 2016 Credit Facility), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 37.6% during the year ended July 1, 2018 in comparison to the prior year, due to the scheduled repayment of term loan borrowings, the funding of Christmas holiday working capital requirements primarily through the use of cash on hand from the sale of Fannie May, in comparison to fiscal 2017, when the Company funded working capital requirements through its revolving credit facility, as well as higher interest income on the Company’s outstanding cash balances (associated with cash received from the sale of Fannie May in the prior year).

Interest expense, net decreased 12.8% during the year ended July 2, 2017 in comparison to the prior year, due to the reduction in the outstanding Term Debt due to principal payments during the year, partially offset by a $0.3 million write-off of deferred financing costs as a result of amending the Company's credit facility in December 2016, and an overall increase in interest rates.

Other (income) expense, net

	Years Ended
	July 1, 2018	% Change	July 2, 2017	% Change	July 3, 2016
	(dollars in thousands)
Other (income) expense, net	$(605)	-96.1%	$(15,471)	4.3%	$(14,839)

Other (income) expense, net for the year ended July 1, 2018 consists primarily of investment earnings of the Company’s Non-Qualified Deferred Compensation Plan assets, partially offset by a $0.2 million impairment related to the Company’s equity method investment in Flores Online (see Note 2. in Item 15 for details).

Other (income) expense, net for the year ended July 1, 2018 consists primarily of a $14.6 million gain on the sale of Fannie May (see Note 4. in Item 15 for details), a $1.0 million investment gain related to the Company’s Non-Qualified Deferred Compensation Plan (see “General and Administrative” expense above), partially offset by a $0.1 million loss related to the Company’s equity in the net loss of Flores Online (see Note 2. in Item 15 for details).

Income Taxes

During the fiscal years ended July 1, 2018, July 2, 2017 and July 3, 2016, the Company recorded income tax expense (benefit) from continuing operations of ($2.8) million, $12.0 million and $15.6 million, respectively, resulting in an effective tax rate of -7.3%, 21.4% and 30.3%, respectively. The Company’s effective tax rate for fiscal 2018 was impacted by the enactment of the The Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017 (see Note 1. in Item 1 above). Although the Tax Act was enacted on December 22, 2017, since the Company has a July 1 fiscal year-end, the lower corporate income tax rate is being phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending on July 1, 2018, and 21% for subsequent fiscal years. In addition to the impact of the lower transitional rate, during the quarter ended December 31, 2017, the Company recognized a discrete tax benefit of $12.2 million, or $0.18 per diluted share, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21%. Adjusted for the discrete benefit of $12.2 million, the Company’s effective tax rate would have been 24.8%, reflecting various tax credits and return to provision adjustments related to the filing of the Company’s Fiscal 2017 tax return. The Company’s effective tax rate for fiscal 2017 and 2016 differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, valuation allowance changes, rate differences, tax settlements, various tax credits/deductions as well as deductible stock-based compensation, as well as the tax effect of the Fannie May disposition in fiscal 2017 (see Note 11. in Item 15 for details).

At July 1, 2018, the Company’s total federal and state capital loss carryforwards were $28.4 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $2.8 million, which if not utilized, will begin to expire in fiscal 2034.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2018 and 2017. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jul. 1, 2018	Apr. 1, 2018	Dec 31, 2017	Oct. 1, 2017	Jul. 2, 2017	Apr. 2, 2017	Jan. 1, 2017	Oct. 2, 2016
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$192,079	$196,866	424,132	$108,771	$191,355	$177,729	$420,594	$107,084
Other	37,855	41,679	101,961	48,578	48,173	55,986	133,959	58,745
Total net revenues	229,934	238,545	526,093	157,349	239,528	233,715	554,553	165,829
Cost of revenues	136,901	145,090	290,834	90,071	141,209	140,134	297,559	94,442
Gross profit	93,033	93,455	235,259	67,278	98,319	93,581	256,994	71,387
Operating expenses:
Marketing and sales	67,102	68,215	113,771	49,722	72,415	70,158	119,876	55,078
Technology and development	10,172	10,241	9,175	9,670	9,312	10,254	9,849	9,488
General and administrative	19,312	19,553	19,170	19,405	19,670	20,962	21,551	21,933
Depreciation and amortization	7,823	7,885	8,677	8,084	7,720	8,492	9,167	7,997
Total operating expenses	104,409	105,894	150,793	86,881	109,117	109,866	160,443	94,496
Operating income (loss)	(11,376)	(12,439)	84,466	(19,603)	(10,798)	(16,285)	96,551	(23,109)
Interest expense, net	712	662	1,226	1,031	1,025	1,191	2,154	1,451
Other (income) expense, net	(290)	31	(86)	(260)	(14,901)	(421)	1	(150)
Income (loss) before income taxes	(11,798)	(13,132)	83,326	(20,374)	3,078	(17,055)	94,396	(24,410)
Income tax expense (benefit)	(3,575)	(4,669)	12,627	(7,152)	(4,935)	(5,925)	31,467	(8,639)
Net income (loss)	$(8,223)	$(8,463)	$70,699	$(13,222)	$8,013	$(11,130)	$62,929	$(15,771)

Basic net income (loss) per common share	$(0.13)	$(0.13)	$1.09	$(0.20)	$0.12	$(0.17)	$0.97	$(0.24)

Diluted net income (loss) per common share	$(0.13)	$(0.13)	$1.06	$(0.20)	$0.12	$(0.17)	$0.93	$(0.24)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,583	64,527	64,601	64,954	65,255	65,199	65,172	65,081
Diluted	64,583	64,527	66,782	64,954	67,604	65,199	67,754	65,081

The Company’s quarterly results may experience seasonal fluctuations – see the Seasonality section in Item 1 for details. Refer above to the Results of Operations section in Item 7 for a discussion of significant events and transactions.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and the borrowings available under the 2016 Credit Facility (see Note 9. in Item 15 for details). At July 1, 2018, the Company had working capital of $148.2 million, including cash and cash equivalents of $147.2 million, compared to working capital of $132.2 million, including cash and cash equivalents of $149.7 million, at July 2, 2017. As of July 1, 2018, there were no borrowings outstanding under the Company’s Revolver. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, including the acquisition of Harry & David, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time, the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

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

Cash Flows

Net cash provided by operating activities of $58.3 million for the fiscal year ended July 1, 2018 was primarily attributable to net income, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, net of the deferred income tax benefit, primarily related to the Tax Act, partially offset by working capital changes related to the accelerated production of inventory to mitigate the impact of seasonal labor shortages expected during the holiday season, partially offset by decreases in accounts payable and accrued expenses as a result of the timing of the inventory build.

Net cash used in investing activities of $41.8 million was primarily attributable to capital expenditures related to the Company's technology initiatives and manufacturing production and orchard planting equipment, and the working capital adjustment related to the sale of Fannie May, of which $8.5 million was still due to Ferrero at July 2, 2017.

Net cash used in financing activities of $19.0 million for the fiscal year ended July 1, 2018 was for Term Loan repayment of $7.2 million, and the acquisition of $12.2 million of treasury stock. There were no borrowings outstanding under the Company’s Revolver as of July 1, 2018.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. The Company repurchased a total of $12.2 million (1,269,059 shares), $10.7 million (1,120,706 shares) and $15.2 million (1,714,550 shares) during the fiscal years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively, under this program. As of July 1, 2018, $20.0 million remained authorized under the plan.

Contractual Obligations

At July 1, 2018, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations (1)	$116,197	$13,870	$35,003	$67,324	$-
Operating lease obligations	98,022	15,722	21,635	17,476	43,189
Purchase commitments (2)	84,943	80,446	2,681	1,816	-
Unrecognized tax liabilities (3)	-	-	-	-	-
Total	$299,162	$110,038	$59,319	$86,616	$43,189

(1)

The payments due for long-term debt include principal and estimated interest payments on the Company's Term Loan (see Note 9. in Item 15 below for details). Estimated interest payments are based on outstanding principal amounts, currently effective interest rates as of July 1, 2018 and timing of scheduled principal payments.

(2)	Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business.
(3)

As of July 1, 2018, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $0.6 million, including an immaterial amount of accrued interest and penalties (see Note 10. in item 15). Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions, a reasonable estimate of the period of cash settlement cannot be made.

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

During fiscal years 2018, 2017 and 2016, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying amounts. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill.

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

During fiscal years 2018, 2017 and 2016, the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. We will adopt this guidance beginning with the first quarter of our fiscal year ending on June 30, 2019, on a modified retrospective basis, with a cumulative adjustment to retained earnings. The Company has substantially completed its analysis, and based upon this evaluation, we have determined that the new standard will impact the following areas related to our e-commerce and retail revenue streams: the costs of producing and distributing the Company’s catalogs will be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be recognized over the expected customer redemption period, rather than when redemption is considered remote; e-commerce revenue will be recognized upon shipment, when control of the merchandise transfers to the customer, instead of upon receipt by the customer. The new standard will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company expects to complete its analysis during the first quarter of FY 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. We are currently evaluating the ASU, but expect that it will have a material impact on our consolidated financial statements, primarily the consolidated balance sheets and related disclosures.

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

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for the Company’s fiscal year ending June 30, 2019, with early adoption permitted, and should be applied using a retrospective transition method. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for the Company's fiscal year ending June 30, 2019, and should be applied prospectively to an award modified on or after the adoption date. We do not expect the standard to have a material impact on our consolidated financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted significant changes to the U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates from 35% to 21%. As the Company’s fiscal year ended on July 1, 2018, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for fiscal year 2018, and 21% for subsequent fiscal years. The Tax Act also eliminates the domestic production activities deduction and introduces limitations on certain business expenses and executive compensation deductions. See Note 11. for the impact of the Tax Act on the Company’s financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.6 million during the fiscal year ended July 1, 2018.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  N/A

Item 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of July 1, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2018.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 1, 2018.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of July 1, 2018. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of July 1, 2018 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-Flowers.com, Inc.

Carle Place, NY

Opinion on Internal Control over Financial Reporting

We have audited 1-800-FLOWERS.COM, Inc. (the “Company’s”) internal control over financial reporting as of July 1, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of 1-800-FLOWERS.COM. Inc. and Subsidiaries as of July 1, 2018 and July 2, 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 1, 2018, and the related notes and schedule and our report dated September 14, 2018, expressing an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Melville, New York

September 14, 2018

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) Index to Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.1, 10.2, 10.3, 10.4. 10.5, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11 are management contracts or compensatory plans or arrangements.

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
*10.15

Stock Purchase Agreement dated as of March 15, 2017, by and among 1-800-Flowers.com, Inc. and Ferrero International S.A. (Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2017, Exhibit 2.1)

*10.16

First Amendment to the Stock Purchase Agreement dated May 29, 2017 by and between 1-800-Flowers.com, Inc. and Ferrero International S.A (Annual Report on Form 10-K for the fiscal year ended July 2, 2017 filed on September 15, 2017, Exhibit 10.16)

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

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2018	1-800-FLOWERS.COM, Inc. By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 14, 2018	By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)
Dated: September 14, 2018	By: /s/ William E. Shea________ William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: September 14, 2018	By: /s/ James F. McCann___ James F. McCann Executive Chairman
Dated: September 14, 2018	By: /s/ Geralyn R. Breig________ Geralyn R. Breig Director
Dated: September 14, 2018	By: /s/ Celia R. Brown Celia R. Brown Director
Dated: September 14, 2018	By: /s/ James A. Cannavino James A. Cannavino Director
Dated: September 14, 2018	By: /s/ Eugene F. DeMark Eugene F. DeMark Director
Dated: September 14, 2018	By: /s/ Leonard J. Elmore Leonard J. Elmore Director
Dated: September 14, 2018	By: /s/ Sean Hegarty Sean Hegarty Director
Dated: September 14, 2018	By: /s/ Katherine Oliver Katherine Oliver Director
Dated: September 14, 2018	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Carle Place, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 1, 2018 and July 2, 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 1, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at July 1, 2018 and July 2, 2017, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of July 1, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2014.

/s/ BDO USA, LLP

Melville, New York

September 14, 2018

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	July 1, 2018	July 2, 2017

Assets
Current assets:
Cash and cash equivalents	$147,240	$149,732
Trade receivables, net	12,935	14,073
Inventories	88,825	75,862
Prepaid and other	24,021	17,735
Total current assets	273,021	257,402

Property, plant and equipment, net	163,340	161,381
Goodwill	62,590	62,590
Other intangibles, net	59,823	61,090
Other assets	12,115	10,007
Total assets	$570,889	$552,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,437	$27,781
Accrued expenses	73,299	90,206
Current maturities of long-term debt	10,063	7,188
Total current liabilities	124,799	125,175

Long-term debt	92,267	101,377
Deferred tax liabilities	26,200	33,868
Other liabilities	12,719	9,811
Total liabilities	255,985	270,231

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	–	–
Class A common stock, $.01 par value, 200,000,000 shares authorized, 52,071,293 and 51,227,779 shares issued in 2018 and 2017, respectively	520	513
Class B common stock, $.01 par value, 200,000,000 shares authorized, 33,822,823 and 33,901,603 shares issued in 2018 and 2017, respectively	338	339
Additional paid-in capital	341,783	337,726
Retained earnings (deficit)	73,429	32,638
Accumulated other comprehensive loss	(200)	(187)
Treasury stock, at cost, 15,978,790 and 14,709,731 Class A shares in 2018 and 2017, respectively, and 5,280,000 Class B shares in 2018 and 2017	(100,966)	(88,790)
Total stockholders’ equity	314,904	282,239
Total liabilities and stockholders’ equity	$570,889	$552,470

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	July 1, 2018	July 2, 2017	July 3, 2016

Net revenues	$1,151,921	$1,193,625	$1,173,024
Cost of revenues	662,896	673,344	655,566
Gross profit	489,025	520,281	517,458
Operating expenses:
Marketing and sales	298,810	317,527	318,175
Technology and development	39,258	38,903	39,234
General and administrative	77,440	84,116	84,383
Depreciation and amortization	32,469	33,376	32,384
Total operating expenses	447,977	473,922	474,176
Operating income	41,048	46,359	43,282
Interest expense, net	3,631	5,821	6,674
Other (income) expense, net	(605)	(15,471)	(14,839)
Income before income taxes	38,022	56,009	51,447
Income tax expense (benefit)	(2,769)	11,968	15,579
Net Income	40,791	44,041	35,868
Less: Net loss attributable to noncontrolling interest	-	-	(1,007)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$40,791	$44,041	$36,875

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.63	$0.68	$0.57

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.	$0.61	$0.65	$0.55

Weighted average shares used in the calculation of net income per common share:
Basic	64,666	65,191	64,896
Diluted	66,938	67,735	67,083

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	July 1, 2018	July 2, 2017	July 3, 2016

Net income	$40,791	$44,041	$35,868
Other comprehensive income/(loss) (currency translation)	(13)	(41)	252
Comprehensive income	40,778	44,000	36,120

Less:
Net loss attributable to noncontrolling interest	-	-	(1,007)
Other comprehensive income (loss) (currency translation) attributable to noncontrolling interest	-	-	87
Comprehensive net loss attributable to noncontrolling interest	-	-	(920)

Comprehensive income attributable to 1-800-FLOWERS.COM, Inc.	$40,778	$44,000	$37,040

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended July 1, 2018, July 2, 2017 and July 3, 2016

(in thousands, except share data)

							Accumulated			Total
	Common Stock				Additional	Retained	Other			1-800-FLOWERS. COM, Inc.
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity	Interest	Equity

Balance at June 28, 2015	42,875,291	$429	39,310,044	$393	$319,108	$(48,278)	$(371)	$17,154,475	(62,832)	$208,449	$1,807	$210,256

Net income	-	-	-	-	-	36,875	-	-	-	36,875	(1,007)	35,868
Translation adjustment	-	-	-	-	-	-	165	-	-	165	87	252
Noncontrolling interest write-off							60			60	(887)	(827)
Conversion of Class B stock into Class A stock	4,047,040	40	(4,047,040)	(40)	-	-	-	-	-	-	-	-
Stock-based compensation	879,863	9	-	-	6,334	-	-	-	-	6,343	-	6,343
Exercise of stock options	1,044,255	10			3,507					3,517	-	3,517
Excess tax benefit from stock-based compensation	-	-	-	-	2,400	-	-	-	-	2,400	-	2,400
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,714,550	(15,223)	(15,223)	-	(15,223)
Balance at July 3 2016	48,846,449	488	35,263,004	353	331,349	(11,403)	(146)	18,869,025	(78,055)	242,586	-	242,586

Net income	-	-	-	-	-	44,041	-	-	-	44,041	-	44,041
Translation adjustment	-	-	-	-	-	-	(41)	-	-	(41)	-	(41)
Conversion of Class B stock into Class A stock	1,361,401	14	(1,361,401)	(14)	-	-	-	-	-	-	-	-
Stock-based compensation	965,429	10	-	-	6,092	-	-	-	-	6,102	-	6,102
Exercise of stock options	54,500	1	-	-	285	-	-	-	-	286	-	286
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,120,706	(10,735)	(10,735)	-	(10,735)
Balance at July 2, 2017	51,227,779	$513	33,901,603	$339	$337,726	$32,638	$(187)	19,989,731	$(88,790)	$282,239	-	$282,239

Net income	-	-	-	-	-	40,791	-	-	-	40,791	-	40,791
Translation adjustment	-	-	-	-	-		(13)	-	-	(13)	-	(13)
Conversion of Class B stock into Class A stock	78,780	1	(78,780)	(1)	-	-	-	-	-	-	-	-
Stock-based compensation	622,734	5	-	-	3,721	-	-	-	-	3,726	-	3,726
Exercise of stock options	142,000	1	-	-	336	-	-	-	-	337	-	337
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,269,059	(12,176)	(12,176)	-	(12,176)
Balance at July 1, 2018	52,071,293	$520	33,822,823	$338	$341,783	$73,429	$(200)	21,258,790	$(100,966)	$314,904	$-	$314,904

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	July 1, 2018	July 2, 2017	July 3, 2016

Operating activities:
Net income	$40,791	$44,041	$35,868
Reconciliation of net income to net cash provided by operating activities, net of acquisitions/dispositions:
Gain on sale of Fannie May	-	(14,607)	-
Depreciation and amortization	32,469	33,376	32,384
Amortization of deferred financing costs	953	1,532	1,791
Deferred income taxes	(7,668)	(1,649)	(3,000)
Foreign equity investment impairment	-	-	2,278
Loss on sale/impairment of iFlorist	-	-	1,990
Bad debt expense	1,068	1,158	1,278
Stock-based compensation	3,726	6,102	6,343
Excess tax benefit from stock-based compensation	-	-	(2,400)
Other non-cash items	565	133	517
Changes in operating items:
Trade receivables	70	(6,220)	(4,210)
Insurance receivable	-	-	2,979
Inventories	(12,963)	(9,277)	(10,216)
Prepaid and other	(6,286)	(2,609)	(1,560)
Accounts payable and accrued expenses	5,249	9,132	(6,429)
Other assets	(88)	(36)	(29)
Other liabilities	455	(66)	89
Net cash provided by operating activities	58,341	61,010	57,673

Investing activities:
Proceeds from sale of business	-	111,955	-
Working capital adjustment related to sale of Fannie May	(8,500)	-	-
Capital expenditures, net of non-cash expenditures	(33,306)	(33,653)	(33,938)
Net cash provided by (used in) investing activities	(41,806)	78,302	(33,938)

Financing activities:
Acquisition of treasury stock	(12,176)	(10,735)	(15,223)
Excess tax benefit from stock based compensation	-	-	2,400
Proceeds from exercise of employee stock options	337	286	3,517
Proceeds from bank borrowings	30,000	181,000	178,000
Repayment of notes payable and bank borrowings	(37,188)	(186,451)	(192,543)
Debt issuance costs	-	(1,506)	-
Net cash used in financing activities	(19,027)	(17,406)	(23,849)

Net change in cash and cash equivalents	(2,492)	121,906	(114)
Cash and cash equivalents:
Beginning of year	149,732	27,826	27,940
End of year	$147,240	$149,732	$27,826

Supplemental Cash Flow Information:

-	Interest paid amounted to $4.0 million, $4.4 million and $5.0 million, for the years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively.
-

The Company paid income taxes of approximately $5.2 million, $6.8 million, and $13.4 million, net of tax refunds received, for the years ended July 1, 2018, July 2, 2017, and July 3, 2016, respectively.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts for all celebratory occasions. For more than 40 years, 1-800-Flowers.com® has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift.

The Company’s BloomNet® international floral wire service provides a broad range of quality products and value-added services designed to help professional florists grow their businesses profitably. The 1-800-FLOWERS.COM, Inc. family of brands also includes everyday gifting and entertaining products such as premium, gift-quality fruits and other gourmet items from Harry & David®, popcorn and specialty treats from The Popcorn Factory® and Moose Munch®; cookies and baked gifts from Cheryl’s®; gift baskets and towers from 1-800-Baskets.com® and DesignPac Gifts; premium English muffins and other breakfast treats from Wolferman’s®; artisan chocolate and confections from Simply Chocolate®, carved fresh fruit arrangements from FruitBouquets.com (www.fruitbouquets.com); top quality steaks and chops from Stock Yards® and unique gifts from Personalization Universe® and GoodseySM.

 Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During fiscal years 2018, 2017 and 2016, approximately 1%, of consolidated net revenue came from international sources.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2018 and 2017, which ended on July 1, 2018 and July 2, 2017, respectively, consisted of 52 weeks. Fiscal year 2016, which ended on July 3, 2016, consisted of 53 weeks.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the estimated useful lives and the initial lease terms. The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. Orchards in production, consisting of direct labor and materials, supervision and other items, are capitalized as part of capital projects in progress – orchards until the orchards produce fruit in commercial quantities. Upon attaining commercial levels of production, the capital investments in these orchards are recorded as land improvements. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

The Company’s property, plant and equipment is depreciated using the following estimated lives:

Building and building improvements (years)	10-40
Leasehold improvements (years)	3-10
Furniture, fixtures and production equipment (years)	3-10
Software (years)	3-7
Orchards in production and land improvements (years)	15-35

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

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary.

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

During fiscal years 2018, 2017 and 2016, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying amounts.  Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill.

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

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

During fiscal years 2018, 2017 and 2016, the Company performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. The fair values assigned to identifiable intangible assets acquired are determined primarily by using an income approach which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are based on company specific information and projections which are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected in the Company’s consolidated financial statements from date of acquisition.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. These costs are amortized in direct proportion to actual sales from the corresponding catalogs over a period not to exceed 12 months. Included within prepaid and other current assets was $3.0 million and $2.7 million at July 1, 2018 and July 2, 2017 respectively, relating to prepaid catalog expenses.

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

The Company’s equity method investment is comprised of an interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company originally acquired on  May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.6 million as of  July 1, 2018 and $1.0 million as of  July 2, 2017, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the years ended July 1, 2018, July 2, 2017 and July 3, 2016 was less than $0.1 million per year. During the quarter ended  December 31, 2017, Flores Online entered into a share exchange agreement with Isabella Flores, whereby among other changes, the Company exchanged 5% of its interest in Flores Online for a 5% interest in Isabella Flores. This new investment of approximately $0.1 million is currently being accounted as a cost method investment. In conjunction with this share exchange, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, during the quarter ended  December 31, 2017, the Company recorded an impairment charge of $0.2 million, which is included within the “Other (income) expense, net” line item in the Company’s consolidated statement of income. During the quarter ended September 27, 2015, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $1.7 million, which is included within the “Other (income) expense, net” line item in the Company’s consolidated statement of income in fiscal 2016.

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for under the cost method. Cost method investments are originally recorded at cost, and are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of July 1, 2018 and July 2, 2017, including a $1.5 million investment in Euroflorist – see Note 4. for details. During the year ended July 3, 2016, the Company determined that the fair value of one of its cost method investments was below its carrying value and that the decline was other-than-temporary. As a result, the Company recorded an impairment charge of $0.5 million, which is included within the “Other (income) expense, net” line items in the Company’s consolidated statements of income in fiscal 2016.

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10.).

Each reporting period, the Company uses available qualitative and quantitative information to evaluate its investments for impairment. When a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.4 million at July 1, 2018 and $1.8 million at July 2, 2017) have been recorded based upon previous experience and management’s evaluation.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $138.2 million, $137.5 million and $133.1 million for the years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively.

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

Derivatives and hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at July 1, 2018 and July 2, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. We will adopt this guidance beginning with the first quarter of our fiscal year ending on June 30, 2019, on a modified retrospective basis, with a cumulative adjustment to retained earnings. The Company has substantially completed its analysis, and based upon this evaluation, we have determined that the new standard will impact the following areas related to our e-commerce and retail revenue streams: the costs of producing and distributing the Company’s catalogs will be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be recognized over the expected customer redemption period, rather than when redemption is considered remote; e-commerce revenue will be recognized upon shipment, when control of the merchandise transfers to the customer, instead of upon receipt by the customer. The new standard will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company expects to complete its analysis during the first quarter of FY 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. We are currently evaluating the ASU, but expect that it will have a material impact on our consolidated financial statements, primarily the consolidated balance sheets and related disclosures.

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

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for the Company’s fiscal year ending June 30, 2019, with early adoption permitted, and should be applied using a retrospective transition method. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for the Company's fiscal year ending June 30, 2019, and should be applied prospectively to an award modified on or after the adoption date. We do not expect the standard to have a material impact on our consolidated financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted significant changes to the U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates from 35% to 21%. As the Company’s fiscal year ended on July 1, 2018, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for fiscal year 2018, and 21% for subsequent fiscal years. The Tax Act also eliminates the domestic production activities deduction and introduces limitations on certain business expenses and executive compensation deductions. See Note 11. for the impact of the Tax Act on the Company’s financial statements.

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

Note 3 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

		Years Ended
	July 1, 2018	July 2, 2017	July 3, 2016

	(in thousands, except per share data)
Numerator:
Net income	$40,791	$44,041	$35,868
Less: Net loss attributable to noncontrolling interest	-	-	(1,007)
Net income attributable to 1-800-FLOWERS.COM, Inc.	40,791	44,041	36,875

Denominator:
Weighted average shares outstanding	64,666	65,191	64,896

Effect of dilutive securities:
Employee stock options (1)	1,580	1,519	1,294
Employee restricted stock awards	692	1,025	893
Total effect of dilutive securities	2,272	2,544	2,187

Adjusted weighted-average shares and assumed conversions	66,938	67,735	67,083

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.63	$0.68	$0.57
Diluted	$0.61	$0.65	$0.55

Note (1): The effect of options to purchase 0.0 million, 0.0 million and 0.1 million shares for the years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note 4. Dispositions

On March 15, 2017, the Company and Ferrero International S.A., a Luxembourg corporation (“Ferrero”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Ferrero agreed to purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. On May 30, 2017, the Company closed on the transaction, and the working capital adjustment was finalized in August 2017, resulting in an $11.4 million reduction to the purchase price. The resulting gain on sale of $14.6 million, is included within “Other (income) expense, net” in the Company’s consolidated statement of income.

The Company and Ferrero also entered into a transition services agreement whereby the Company will provide certain post-closing services to Ferrero and Fannie May for a period of approximately 18 months, related to the business of Fannie May, and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

Operating results of Fannie May are reflected in the Company’s consolidated financial statements through May 30, 2017, the date of its disposition, within its Gourmet Foods & Gift Baskets segment. During fiscal 2017, Fannie May contributed net revenues of $85.6 million. Operating and pre-tax income during such period were not material.

Disposition of Colonial Gifts Limited ("iFlorist")

During October 2015, the Company completed the sale of substantially all of the assets of iFlorist to Euroflorist AB (“Euroflorist”), a pan-European floral and gifting company headquartered in Malmo, Sweden. As consideration for the assets sold, the Company received an investment in Euroflorist with a fair value on the date of sale of approximately $1.5 million. (The Company accounts for this investment using the cost method as it does not possess the ability to exercise significant influence over Euroflorist.). The Company recorded a loss on the sale in the amount of $2.0 million, which is included within “Other (income) expense, net” in the consolidated statements of income.

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	July 1, 2018	July 2, 2017
	(in thousands)

Finished goods	$33,930	$34,476
Work-in-process	17,575	11,933
Raw materials	37,320	29,453
Total inventory	$88,825	$75,862

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Total

Balance at July 3, 2016	$17,441	$-	$60,226	$77,667
Sale of Fannie May	-	-	(15,077)	(15,077)
Balance at July 2, 2017	$17,441	$-	$45,149	$62,590
Balance at July 1, 2018	$17,441	$-	$45,149	$62,590

There were no goodwill impairment charges in any segment during the years ended July 1, 2018, July 2, 2017 and July 3, 2016.

The Company’s other intangible assets consist of the following:

		July 1, 2018			July 2, 2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Intangible assets with determinable lives

Investment in licenses	14-16	$7,420	$6,042	$1,378	$7,420	$5,937	$1,483
Customer lists	3-10	12,184	9,354	2,830	12,184	8,227	3,957
Other	5-14	2,946	2,172	774	2,946	2,045	901
Total intangible assets with determinable lives		22,550	17,568	4,982	22,550	16,209	6,341

Trademarks with indefinite lives		54,841	-	54,841	54,749	-	54,749

Total identifiable intangible assets		$77,391	$17,568	$59,823	$77,299	$16,209	$61,090

Intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended July 1, 2018, July 2, 2017 and July 3, 2016.

The amortization of intangible assets for the years ended July 1, 2018, July 2, 2017 and July 3, 2016 was $1.4 million, $1.4 million and $1.9 million, respectively. Future estimated amortization expense is as follows: 2019 - $0.7 million, 2020 - $0.6 million, 2021 - $0.6 million, 2022 - $0.5 million, 2023 - $0.5 and thereafter - $2.1 million.

Note 7. Property, Plant and Equipment

	July 1, 2018	July 2, 2017
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	10,962	9,703
Building and building improvements	58,450	56,791
Leasehold improvements	12,997	11,950
Production equipment and furniture and fixtures	53,066	47,293
Computer and telecommunication equipment	46,925	45,026
Software	115,944	119,177
Capital projects in progress - orchards	10,789	9,971
Property, plant and equipment, gross	339,922	330,700
Accumulated depreciation and amortization	(176,582)	(169,319)
Property, plant and equipment, net	$163,340	$161,381

Depreciation expense for the years ended July 1, 2018, July 2, 2017 and July 3, 2016 was $31.3 million, $32.0 million and $30.5 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	July 1, 2018	July 2, 2017
	(in thousands)
Payroll and employee benefits	$19,244	$22,767
Deferred revenue	13,524	13,865
Accrued marketing expenses	12,472	11,974
Fannie May working capital adjustment	-	8,500
Accrued florist payout	6,890	6,576
Other	21,169	26,524
Accrued Expenses	$73,299	$90,206

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	July 1, 2018	July 2, 2017
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	104,938	112,125
Deferred Financing Costs	(2,608)	(3,560)
Total debt	102,330	108,565
Less: current maturities of long-term debt	10,063	7,188
Long-term debt	$92,267	$101,377

(1) On December 23, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2016 Amended Credit Agreement amended and restated the Company’s credit agreement dated as of September 30, 2014 to, among other things, extend the maturity date of the $115.0 million outstanding term loan ("Term Loan") and the revolving credit facility (the "Revolver") by approximately two years to December 23, 2021. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on April 2, 2017, with escalating principal payments, at the rate of 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four, and 15% in year five, with the remaining balance of $61.8 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%, based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of July 1, 2018. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $10.1 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 million – fiscal 2022

Note 10. Fair Value Measurements

Cash and cash equivalents, trade and other receivables, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as intangible assets with determinable lives and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of July 1, 2018:
Trading securities held in a “rabbi trust” (1)	$9,368	$9,368	$-	$-
	$9,368	$9,368	$-	$-

Assets (liabilities) as of July 2, 2017:
Trading securities held in a “rabbi trust” (1)	$6,916	$6,916	$-	$-
	$6,916	$6,916	$-	$-

(1)

The Company has established a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	July 1, 2018	July 2, 2017	July 3, 2016
	(in thousands)

Current provision:
Federal	$3,385	$11,859	$15,876
State	1,514	1,758	2,703
Foreign	-	-	-
Current income tax expense	4,899	13,617	18,579
Deferred provision (benefit):
Federal	(9,331)	(1,563)	(2,949)
State	1,648	(90)	(7)
Foreign	15	4	(44)
Deferred income tax (benefit)	(7,668)	(1,649)	(3,000)

Income tax expense (benefit)	$(2,769)	$11,968	$15,579

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	July 1, 2018	July 2, 2017	July 3, 2016

Tax at U.S. statutory rates	28.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.7	2.3	3.4
Valuation allowance change	2.6	14.9	1.3
Foreign rate differences	-	0.1	(2.6)
Deductible stock-based compensation	(1.6)	(1.6)	(0.2)
Domestic production deduction	(2.0)	(2.1)	(2.6)
Tax credits	(2.5)	(1.7)	(4.2)
Tax Act impact on deferred tax balance (1)	(32.0)	-	-
Return to provision	(5.8)	-	(0.3)
Tax effect of Fannie May disposition	-	(25.3)	-
Other, net	0.3	(0.2)	0.5
Effective tax rate	(7.3)%	21.4%	30.3%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%. As the Company has a July 1, 2018 fiscal year end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for the Company’s fiscal year ended July 1, 2018, and 21% for subsequent fiscal years.

(1) Due to the complexities involved in accounting for the Tax Act, the SEC's Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, for the fiscal year ended July 1, 2018, the Company recorded a tax benefit of $12.2 million related to the net change in deferred tax liabilities from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%. Certain deferred tax assets may be impacted by the Company’s final interpretation of current and future guidance issued in connection with the changes imposed  by the Tax Act on the deductibility of executive compensation.  However, the Company does not expect such changes to be material to the financial statements.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts and will record any further resulting tax adjustments during fiscal 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	July 1, 2018	July 2, 2017
	(in thousands)
Deferred income tax assets:
Loss and credit carryforwards	$11,286	$12,717
Accrued expenses and reserves	3,871	4,626
Stock-based compensation	1,344	2,565
Deferred compensation	1,711	1,950
Gross deferred income tax assets	18,212	21,858
Less: Valuation allowance	(9,972)	(11,772)
Deferred tax assets, net	8,240	10,086

Deferred income tax liabilities:
Other intangibles	(14,983)	(20,537)
Tax in excess of book depreciation	(19,457)	(23,417)
Deferred tax liabilities	(34,440)	(43,954)
Net deferred income tax liabilities	$(26,200)	$(33,868)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances, primarily for certain state and all foreign net operating losses as well as federal and state capital loss carryforwards. The Company does not expect to utilize the federal and state capital loss carryforward prior to expiration and has therefore provided for a full valuation allowance. At July 1, 2018, the Company’s total federal and state capital loss carryforwards were $28.4 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $2.8 million, which if not utilized, will begin to expire in fiscal 2034.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2016, however, fiscal years 2015 and 2017 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2013. The Company's foreign income tax filings from fiscal 2013 forward are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At July 1, 2018, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.6 million. The Company believes that no significant unrecognized tax positions will be resolved over the next twelve months.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2018 and fiscal 2017, 78,780 and 1,361,401 shares of Class B common stock, respectively, were converted into shares of Class A common stock.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million, and then on August 30, 2017, the Board of Directors increased the authorization to $30.0 million. The Company repurchased a total of $12.2 million (1,269,059 shares), $10.7 million (1,120,706 shares) and $15.2 million (1,714,550 shares) during the fiscal years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively, under this program. As of July 1, 2018, $20.0 million remains authorized under the plan.

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

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board (the “Committee”). At July 1, 2018, the Company has reserved approximately 5.5 million shares of Class A common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized within operating income (*) in the periods presented are as follows:

	Years Ended
	July 1, 2018	July 2, 2017	July 3, 2016

	(in thousands, except per share data)

Stock options	$429	$446	$432
Restricted stock awards	3,297	5,248	5,911
Total	3,726	5,694	6,343
Deferred income tax benefit	961	2,213	1,987
Stock-based compensation expense, net	$2,765	$3,481	$4,356

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 1, 2018	July 2, 2017(*)	July 3, 2016

	(in thousands)

Marketing and sales	$989	$1,624	$2,306
Technology and development	198	315	493
General and administrative	2,539	3,755	3,544
Total	$3,726	$5,694	$6,343

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (See Note 15. for details).

(*)

Excludes approximately $0.4 milliom of stock-based compensation expense recorded within the gain on the sale of Fannie May, resulting from the acceleration of vesting of shares for Fannie May personnel, upon closing of the disposition.

Stock Options

The Company did not grant stock options during fiscal years 2018, 2017 and 2016. The following table summarizes stock option activity during the year ended July 1, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding beginning of period	2,127,734	$2.42
Granted	-	$-
Exercised	(142,000)	$2.49
Forfeited/Expired	(17,500)	$9.83
Outstanding end of period	1,968,234	$2.35	2.9	$20,077

Options vested or expected to vest at end of period	1,968,234	$2.35	2.9	$20,077
Exercisable at July 1, 2018	1,580,234	$2.29	2.8	$16,207

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2018. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended July 1, 2018, July 2, 2017 and July 3, 2016 was $1.1 million, $0.5 million and $4.2 million, respectively.

The following table summarizes information about stock options outstanding at July 1, 2018:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$1.79	895,000	2.3	$1.79	770,000	$1.79
$2.22 – 2.44	32,000	1.5	$2.43	32,000	$2.43
$2.63	1,000,000	3.3	$2.63	750,000	$2.63
$3.26 – 10.20	41,234	4.7	$7.63	28,234	$6.94

	1,968,234	2.9	$2.35	1,580,234	$2.29

As of July 1, 2018, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $0.4 million and the weighted average period over which these awards are expected to be recognized was 1.0 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended July 1, 2018:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	1,352,873	$7.44
Granted	921,473	$9.50
Vested	(622,734)	$7.87
Forfeited	(683,339)	$9.46
Non-vested - end of period	968,273	$7.70

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of July 1, 2018, there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 1.8 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company suspended all contributions during fiscal years 2018, 2017 and 2016.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. Up until December 31, 2016, the Company matched 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Effective January 1, 2017, the Company suspended contributions. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected. As of July 1, 2018 and July 2, 2017, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $9.4 million and $6.9 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. Company contributions during the years ended July 2, 2017 and July 3, 2016 were less than $0.1 million. The gains (losses) on these investments were $0.8 million, $1.0 million and ($0.1) million for the years ended July 1, 2018, July 2, 2017 and July 3, 2016, are included in “Other (income) expense, net,” within the Company’s consolidated statements of income.

Note 15. Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•     1-800-Flowers.com Consumer Floral,

•     BloomNet Wire Service, and

•     Gourmet Foods & Gift Baskets

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

	Years ended
Net revenues	July 1, 2018	July 2, 2017	July 3, 2016
	(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$457,460	$437,132	$418,492
BloomNet Wire Service	89,569	87,700	85,483
Gourmet Foods & Gift Baskets	605,523	670,677	670,453
Corporate	1,114	1,102	1,066
Intercompany eliminations	(1,745)	(2,986)	(2,470)
Total net revenues	$1,151,921	$1,193,625	$1,173,024

	Years ended
Operating Income from Continuing Operations	July 1, 2018	July 2, 2017	July 3, 2016
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$50,808	$51,860	$50,773
BloomNet Wire Service	31,683	32,383	30,629
Gourmet Foods & Gift Baskets	70,927	77,312	79,398
Segment Contribution Margin Subtotal	153,418	161,555	160,800
Corporate (a)	(79,901)	(81,820)	(85,134)
Depreciation and amortization	(32,469)	(33,376)	(32,384)
Operating income	$41,048	$46,359	$43,282

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

As of July 1, 2018, future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)
2019	$15,722
2020	11,615
2021	10,020
2022	8,880
2023	8,596
Thereafter	43,189
Total minimum lease payments	$98,022

At July 1, 2018, the total future minimum sublease rentals under non-cancelable operating sub-leases for land and buildings were $3.8 million. Rent expense was approximately $25.7 million, $32.6 million and $34.3 million for the years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively.

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of July 1, 2018, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $3.5 million, primarily related to the Company’s technology infrastructure and inventory commitments.

The Company had approximately $1.8 million in unused stand-by letters of credit as of July 1, 2018.

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

During fiscal 2016, the Company and its insurance carrier reached final agreement, and the Company received all remaining proceeds from its Fannie May fire claim. The agreement, in the amount of $55.0 million, provided for: (i) recovery of raw materials and work-in-process at replacement cost, and finished goods at selling price, less costs to complete the sale and normal discounts and other charges, as well as (ii) other incremental fire-related costs. The cost of inventory lost in the fire was approximately $29.6 million, while other fire-related costs amounted to approximately $5.8 million, including incremental contracted lease and cold storage fees which were incurred by the Company until the move back into its leased facility once the landlord completed repairs, during the Company’s third quarter of fiscal 2016. The resulting gain of $19.6 million is included in “Other (income) expense, net” in the consolidated statements of income for the year ended July 3, 2016.

The following table reflects the costs related to the fire and the insurance recovery and associated gain as of July 3, 2016:

Fire-related Insurance Recovery
(in thousands)
Loss on inventory	$29,587
Other fire related costs	5,802
Total fire related costs	35,389
Less: fire related insurance recoveries	(55,000)
Fire related gain	$(19,611)

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts‑ Describe	Deductions‑ Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended July 1, 2018	$1,846,000	$1,068,000	$-	$(496,000)	$2,418,000
Year Ended July 2, 2017	$2,104,000	$1,158,000	$-	$(1,416,000)	$1,846,000
Year Ended July 3, 2016	$2,235,000	$1,278,000	$-	$(1,409,000)	$2,104,000

(a) Reduction in reserve due to write-off of accounts/notes receivable balances.

 S-1