Form 10-Q
period 2018-09-30
1 800 FLOWERS COM INC
filed 2018-11-09
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 2, 2018:

Class A common stock:	35,635,548
Class B common stock:	28,542,823

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2018	July 1, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,016	$147,240
Trade receivables, net	30,735	12,935
Inventories	160,680	88,825
Prepaid and other	25,998	24,021
Total current assets	244,429	273,021

Property, plant and equipment, net	160,350	163,340
Goodwill	62,590	62,590
Other intangibles, net	59,606	59,823
Other assets	13,630	12,115
Total assets	$540,605	$570,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,200	$41,437
Accrued expenses	70,896	73,299
Current maturities of long-term debt	10,781	10,063
Total current liabilities	114,877	124,799

Long-term debt	89,617	92,267
Deferred tax liabilities	25,941	26,200
Other liabilities	14,186	12,719
Total liabilities	244,621	255,985

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 52,162,960 and 52,071,293 shares issued at September 30, 2018 and July 1, 2018, respectively	521	520
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued at September 30, 2018 and July 1, 2018	338	338
Additional paid-in-capital	343,038	341,783
Retained earnings	57,283	73,429
Accumulated other comprehensive loss	(190)	(200)
Treasury stock, at cost, 16,271,612 and 15,978,790 Class A shares at September 30, 2018 and July 1, 2018, respectively, and 5,280,000 Class B shares at September 30, 2018 and July 1, 2018	(105,006)	(100,966)
Total stockholders’ equity	295,984	314,904
Total liabilities and stockholders’ equity	$540,605	$570,889

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	September 30, 2018	October 1, 2017

Net revenues	$169,496	$157,349
Cost of revenues	100,956	90,071
Gross profit	68,540	67,278
Operating expenses:
Marketing and sales	52,954	49,722
Technology and development	10,279	9,670
General and administrative	20,430	19,405
Depreciation and amortization	7,843	8,084
Total operating expenses	91,506	86,881
Operating loss	(22,966)	(19,603)
Interest expense, net	(990)	(1,031)
Other income, net	274	260
Loss before income taxes	(23,682)	(20,374)
Income tax benefit	(6,416)	(7,152)
Net loss	$(17,266)	$(13,222)

Basic and diluted net loss per common share	$(0.27)	$(0.20)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,620	64,954

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	September 30, 2018	October 1, 2017

Net loss	$(17,266)	$(13,222)
Other comprehensive loss (currency translation & other miscellaneous items)	(10)	(1)
Comprehensive loss	$(17,276)	$(13,223)

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	September 30, 2018	October 1, 2017

Operating activities:
Net loss	$(17,266)	$(13,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,843	8,084
Amortization of deferred financing costs	224	240
Deferred income taxes	(259)	(386)
Bad debt expense	224	200
Stock-based compensation	955	1,101
Other non-cash items	286	239
Changes in operating items:
Trade receivables	(18,024)	(21,837)
Inventories	(71,855)	(72,558)
Prepaid and other	(2,731)	(9,207)
Accounts payable and accrued expenses	(8,766)	(15,038)
Other assets	(1)	(14)
Other liabilities	(53)	96
Net cash used in operating activities	(109,423)	(122,302)

Investing activities:
Working capital adjustment related to sale of business	-	(8,500)
Capital expenditures, net of non-cash expenditures	(4,907)	(4,034)
Net cash used in investing activities	(4,907)	(12,534)

Financing activities:
Acquisition of treasury stock	(4,040)	(4,320)
Proceeds from exercise of employee stock options	302	-
Repayment of notes payable and bank borrowings	(2,156)	(1,437)
Net cash used in financing activities	(5,894)	(5,757)

Net change in cash and cash equivalents	(120,224)	(140,593)
Cash and cash equivalents:
Beginning of period	147,240	149,732
End of period	$27,016	$9,139

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2018.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2018, Easter was on April 1st, which resulted in the shift of Easter-related revenue and EBITDA into the Company’s third quarter of fiscal 2018. Easter falls on April 21st in 2019, which will result in the shift of most Easter-related e-commerce and retail revenue and associated EBITDA, from the Company’s third quarter, to its fourth quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Net revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Service and outbound shipping charged to customers are recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues. Net revenues exclude sales and other similar taxes collected from customers.

A description of our principal revenue generating activities is as follows:

●

E-commerce revenues - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment.

●

Retail revenues - consumer products sold through our retail stores. Revenue is recognized when control of the goods is transferred to the customer, at the point of sale, at which time payment is received.

●

Wholesale revenues - products sold to our wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.

●

BloomNet Services - membership fees as well as other service offerings to florists. Membership and other subscription-based fees are recognized monthly as earned. Services revenues related to orders sent through the floral network are variable, based on either the number of orders or the value of orders, and are recognized in the period in which the orders are delivered. The contracts within BloomNet Services are typically month-to-month and as a result no consideration allocation is necessary across multiple reporting periods. Payment is typically due less than 30 days from the date the services were performed.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for monthly subscription programs, including our “Fruit of the Month Club” and “Passport” Free Shipping program.

Our total deferred revenue as of July 1, 2018 was $13.5 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $9.5 million was recognized as revenue during the three months ended September 30, 2018. The deferred revenue balance as of September 30, 2018 was $13.9 million.

Recently Issued Accounting Pronouncements - Adopted

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” amending revenue recognition guidance (“ASC 606”) and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company determined that the new standard impacted the following areas related to our e-commerce and retail revenue streams: the costs of producing and distributing the Company’s catalogs will be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be recognized over the expected customer redemption period, rather than when redemption is considered remote; e-commerce revenue will be recognized upon shipment, when control of the merchandise transfers to the customer, instead of upon receipt by the customer. The Company adopted this ASU effective July 2, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by $1.1 million. The adjustment primarily related to the unredeemed portion of our gift cards (breakage income), which increased retained earnings and reduced accrued expenses by $1.9 million, partially offset by the change in accounting for the Company’s catalogs, which decreased retained earnings and decreased prepaid expense by $0.8 million. The comparative information presented in this Form 10-Q has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing, annual basis. However, the adoption of the new revenue standard is expected to result in quarterly fluctuations, primarily as a result of the change in accounting for catalog costs, as noted above. During the three months ended September 30, 2018, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $1.6 million lower, thereby decreasing our Net Loss by approximately $1.2 million (tax effected). The Company’s contract liabilities related to gift cards ($1.5 million as of September 30, 2018) are not considered material for purposes of this disclosure. Refer to Note 12 – Business Segments for disclosure of disaggregated revenues.

Financial Instruments – Recognition and Measurement. In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," as amended by ASU No. 2018-03, “Financial Instruments-Overall: Technical Corrections and Improvements,” issued in February 2018. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income (subject to an exemption for investments that have no readily determinable fair values), requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. Upon adoption of the new guidance, we have elected to measure the investments we hold in certain non-marketable equity securities in which we do not have a controlling interest or significant influence that have no readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. The Company adopted the guidance prospectively effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

Statement of Cash Flows. In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted the guidance restrospectively, effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

Business Combinations – Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01)," which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted the guidance prospectively, effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

Nonfinancial Assets – Derecognition. In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.” This update clarifies the scope of accounting for the derecognition or partial sale of nonfinancial assets to exclude all businesses and nonprofit activities. ASU 2017-05 also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets. The Company adopted the guidance retrospectively, effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

Stock Compensation – Modification Accounting. In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted the guidance prospectively, to awards modified on or after the adoption date, effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

Cloud Computing Arrangements – Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments in this Update also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element and also require the entity to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The Company adopted the guidance prospectively, to all implementation costs incurred after the date of adoption, effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements – Not Yet Adopted

Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company’s fiscal year ending June 28, 2020. We are currently evaluating the ASU, but expect that it will have a material impact on our consolidated financial statements, primarily the consolidated balance sheets and related disclosures.

Financial Instruments – Measurement of Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year ending July 4, 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Goodwill – Impairment Test. In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal year ending July 4, 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

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

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (“SAB 118”) directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company’s estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts.

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the three months ended September 30, 2018 and October 1, 2017, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Stock options	$105	$108
Restricted stock	850	993
Total	955	1,101
Deferred income tax benefit	259	386
Stock-based compensation expense, net	$696	$715

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Marketing and sales	$255	$298
Technology and development	51	60
General and administrative	649	743
Total	$955	$1,101

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (see Note 12 - Business Segments.)

Stock Options

The following table summarizes stock option activity during the three months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at July 1, 2018	1,968,234	$2.35
Granted	-	$-
Exercised	(90,000)	$1.79
Forfeited	-	$-
Outstanding at September 30, 2018	1,878,234	$2.38	2.7	$17,700

Options vested or expected to vest at September 30, 2018	1,878,234	$2.38	2.7	$17,700
Exercisable at September 30, 2018	1,490,234	$2.32	2.6	$14,121

As of September 30, 2018, the total future compensation cost related to non-vested options, not yet recognized in the statement of operations, was $0.3 million and the weighted average period over which these awards are expected to be recognized was 0.8 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2018	968,273	$7.70
Granted	207,500	$11.90
Vested	(1,667)	$8.85
Forfeited	(750)	$9.50
Non-vested at September 30, 2018	1,173,356	$8.44

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 30, 2018, there was $5.9 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.8 years.

 Note 4 – Disposition

On March 15, 2017, the Company and Ferrero International S.A., a Luxembourg corporation (“Ferrero”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Ferrero agreed to purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. On May 30, 2017, the Company closed on the transaction, and the working capital adjustment was finalized in August 2017, resulting in an $8.5 million payment to Ferrero during the first quarter of fiscal 2018. The associated gain of $14.6 million was included within “Other (income) expense, net” in the fourth quarter of fiscal 2017.

The Company and Ferrero also entered into a transition services agreement, as amended, whereby the Company will provide certain post-closing services to Ferrero and Fannie May for a period of approximately 20 months, related to the business of Fannie May, and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	September 30, 2018	July 1, 2018
	(in thousands)
Finished goods	$92,514	$33,930
Work-in-process	17,340	17,575
Raw materials	50,826	37,320
Total inventory	$160,680	$88,825

 Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change, if any, in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at September 30, 2018 and July 1, 2018	$17,441	$-	$45,149	$62,590

The Company’s other intangible assets consist of the following:

		September 30, 2018			July 1, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Intangible assets with determinable lives:
Investment in licenses	14-16	$7,420	$6,069	$1,351	$7,420	$6,042	$1,378
Customer lists	3-10	12,184	9,512	2,672	12,184	9,354	2,830
Other	5-14	2,946	2,204	742	2,946	2,172	774
Total intangible assets with determinable lives		22,550	17,785	4,765	22,550	17,568	4,982

Trademarks with indefinite lives		54,841	-	54,841	54,841	-	54,841

Total identifiable intangible assets		$77,391	$17,785	$59,606	$77,391	$17,568	$59,823

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2019 - $0.5 million, fiscal 2020 - $0.6 million, fiscal 2021 - $0.6 million, fiscal 2022 - $0.5 million, fiscal 2023 - $0.5 million and thereafter - $2.1 million.

Note 7 – Investments

Equity investments accounted for under the equity method

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee.

The Company’s equity method investment is comprised of an interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company originally acquired on May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.6 million as of September 30, 2018 and July 1, 2018, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three months ended September 30, 2018 and October 1, 2017 was less than $0.1 million. During the quarter ended December 31, 2017, Flores Online entered into a share exchange agreement with Isabella Flores, whereby among other changes, the Company exchanged 5% of its interest in Flores Online for a 5% interest in Isabella Flores. This new investment of approximately $0.1 million is currently being accounted as an equity investment without a readily determinable fair value (see below). In conjunction with this share exchange, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $0.2 million, which is included within “Other (income) expense, net” in the Company’s consolidated statement of income during the quarter ended December 31, 2017.

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of September 30, 2018 and July 1, 2018.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	September 30, 2018	July 1, 2018
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	102,781	104,938
Deferred financing costs	(2,383)	(2,608)
Total debt	100,398	102,330
Less: current debt	10,781	10,063
Long-term debt	$89,617	$92,267

(1) On December 23, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2016 Amended Credit Agreement amended and restated the Company’s credit agreement dated September 30, 2014 to, among other things, extend the maturity date of the $115.0 million outstanding term loan ("Term Loan") and the revolving credit facility (the "Revolver") by approximately two years to December 23, 2021. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on April 2, 2017, with escalating principal payments, at the rate of 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four, and 15% in year five, with the remaining balance of $61.8 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5% and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%, based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that while any borrowings are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of September 30, 2018. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the term loan are as follows: $8.0 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 million – fiscal 2022.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	September 30, 2018	July 1, 2018
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	11,240	10,962
Building and building improvements	58,935	58,450
Leasehold improvements	13,263	12,997
Production equipment and furniture and fixtures	55,495	53,066
Computer and telecommunication equipment	47,669	46,925
Software	118,420	115,944
Capital projects in progress - orchards	9,004	10,789
Property, plant and equipment, gross	344,815	339,922
Accumulated depreciation and amortization	(184,465)	(176,582)
Property, plant and equipment, net	$160,350	$163,340

Note 10 - Fair Value Measurements

Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature. The Company’s equity investments are recorded based on the specific type of investment – see Note 7 above for details. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of September 30, 2018:
Trading securities held in a “rabbi trust” (1)	$10,889	$10,889	$-	$-
	$10,889	$10,889	$-	$-

Assets (liabilities) as of July 1, 2018:
Trading securities held in a “rabbi trust” (1)	$9,368	$9,368	$-	$-
	$9,368	$9,368	$-	$-

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

 Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended September 30, 2018 was 27.1%, compared to 35.1% in the same period of the prior year. The effective rate for fiscal 2019 was impacted by changes associated with the Tax Act (see Note 1 - Accounting Policies above). The effective rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various tax credits and other permanent differences. The effective rate for the three months ended October 1, 2017 differed from the U.S. federal statutory rate of 35%, primarily due to state income taxes, which were partially offset by various tax credits and other permanent differences.

The Company files income tax returns in the U .S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2016, however, fiscal years 2015 and 2017 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2013.  The Company's foreign income tax filings from fiscal 2013 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 30, 2018, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

Note 12 – Business Segments

The Company’s management reviews the results of its operations by the following three business segments:

•     1-800-Flowers.com Consumer Floral,

•     BloomNet Wire Service, and

•     Gourmet Food & Gift Baskets

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

	Three Months Ended
	September 30, 2018	October 1, 2017

Net revenues:
1-800-Flowers.com Consumer Floral	$85,076	$76,610
BloomNet Wire Service	23,993	19,764
Gourmet Food & Gift Baskets	60,518	60,986
Corporate	267	270
Intercompany eliminations	(358)	(281)
Total net revenues	$169,496	$157,349

Operating Loss
Segment Contribution Margin (non-GAAP):
1-800-Flowers.com Consumer Floral	$7,495	$6,971
BloomNet Wire Service	7,638	6,701
Gourmet Food & Gift Baskets	(9,121)	(4,987)
Segment Contribution Margin Subtotal	6,012	8,685
Corporate (a)	(21,135)	(20,204)
Depreciation and amortization	(7,843)	(8,084)
Operating Loss	$(22,966)	$(19,603)

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

The following table represents a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	September 30, 2018				October 1, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
Net revenues
E-commerce	$83,450	$-	$34,250	$117,700	$74,912	$-	$33,859	$108,771
Retail	861	-	7,779	8,640	871	-	8,093	8,964
Wholesale	-	8,133	18,489	26,622	-	7,354	19,034	26,388
BloomNet services	-	15,860	-	15,860	-	12,410	-	12,410
Other	765	-	-	765	827	-	-	827
Corporate				267				270
Eliminations				$(358)				$(281)
Net revenues	$85,076	$23,993	$60,518	$169,496	$76,610	$19,764	$60,986	$157,349

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts for all celebratory occasions. For more than 40 years, 1-800-Flowers.com® has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s Celebrations suite of services, including its Passport Free Shipping and Reminders programs, are all designed to engage with customers and deepen relationships as a one-stop destination for all celebratory and gifting occasions. 1-800-FLOWERS.COM, Inc. received the Gold award in the “Mobile Payments and Commerce” category at the Mobile Marketing Association 2018 Global Smarties Awards and was named to the Stores® 2017 Hot 100 Retailers list by the National Retail Federation.

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

Segment contribution margin

We define segment contribution margin as earnings before interest, taxes, depreciation and amortization, before the allocation of corporate overhead expenses. See Segment Information for details on how segment contribution margin was calculated for each period presented.

When viewed together with our GAAP results, we believe segment contribution margin provides management and users of the financial statements information about the performance of our business segments.

Segment contribution margin is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of the segment contribution margin is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

 Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA and Adjusted EBITDA.

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$85,076	$76,610	11.1%
BloomNet Wire Service	23,993	19,764	21.4%
Gourmet Food & Gift Baskets	60,518	60,986	-0.8%
Corporate	267	270	-1.1%
Intercompany eliminations	(358)	(281)	-27.4%
Total net revenues	$169,496	$157,349	7.7%

Gross profit:
1-800-Flowers.com Consumer Floral	$33,288	$30,734	8.3%
	39.1%	40.1%

BloomNet Wire Service	11,907	11,058	7.7%
	49.6%	56.0%

Gourmet Food & Gift Baskets	23,036	25,152	-8.4%
	38.1%	41.2%

Corporate (a)	309	334	-7.5%
	115.7%	123.7%

Total gross profit	$68,540	$67,278	1.9%
	40.4%	42.8%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (b):
1-800-Flowers.com Consumer Floral	$7,495	$6,971	7.5%
BloomNet Wire Service	7,638	6,701	14.0%
Gourmet Food & Gift Baskets	(9,121)	(4,987)	-82.9%
Segment Contribution Margin Subtotal	6,012	8,685	-30.8%
Corporate (a)	(21,135)	(20,204)	-4.6%
EBITDA (non-GAAP)	(15,123)	(11,519)	-31.2%
Add: Stock-based compensation	955	1,101	-13.3%
Add: Compensation charge related to NQ Plan Investment Appreciation	282	275	2.5%
Adjusted EBITDA (non-GAAP)	$(13,886)	$(10,143)	-36.9%

 Reconciliation of Net Loss to Adjusted EBITDA (non-GAAP):

	Three Months Ended
	September 30, 2018	October 1, 2017

Net Loss	$(17,266)	$(13,222)
Add:
Interest expense, net	716	771
Depreciation and amortization	7,843	8,084
Less:
Income tax benefit	6,416	7,152
EBITDA (non-GAAP)	(15,123)	(11,519)
Add: Stock-based compensation	955	1,101
Add: Compensation Charge related to NQ Plan Investment Appreciation	282	275
Adjusted EBITDA (non-GAAP)	$(13,886)	$(10,143)

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

Results of Operations

Net Revenues

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$117,700	$108,771	8.2%
Other	51,796	48,578	6.6%
Total net revenues	$169,496	$157,349	7.7%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 7.7% during the three months ended September 30, 2018, compared to the same period of the prior year due to  higher revenues within the Consumer Floral and BloomNet segments, partially offset by a slight decline within the Gourmet Food & Gift Baskets segment due to the timing of certain large shipments which overlapped quarters.

Disaggregated revenue by channel follows:

	Three Months Ended
	September 30, 2018				October 1, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
Net revenues
E-commerce	$83,450	$-	$34,250	$117,700	$74,912	$-	$33,859	$108,771
Retail	861	-	7,779	8,640	871	-	8,093	8,964
Wholesale	-	8,133	18,489	26,622	-	7,354	19,034	26,388
BloomNet services	-	15,860	-	15,860	-	12,410	-	12,410
Other	765	-	-	765	827	-	-	827
Corporate				267				270
Eliminations				$(358)				$(281)
Net revenues	$85,076	$23,993	$60,518	$169,496	$76,610	$19,764	$60,986	$157,349

E-commerce revenues (combined online and telephonic) increased by 8.2% during the three months ended September 30, 2018, compared to the same period of the prior year, as a result of growth of 11.4% and 1.2% within the Consumer Floral and Gourmet Foods & Gift Baskets segments, respectively. During the three months ended September 30, 2018, the Company fulfilled approximately 1,705,000 orders through its e-commerce sales channels (online and telephonic sales), compared to approximately 1,569,000 during the same period of the prior year, while average order value was $69.04 during the three months ended September 30, 2018, compared to $69.24 during the same period of the prior year.

Other revenues are derived from the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food & Gift Baskets segments. Other revenues increased by 6.6% during the three months ended September 30, 2018, compared to the same period of the prior year, primarily as a result of 21.4% growth within the BloomNet segment, partially offset by lower retail and wholesale channel revenues within the Gourmet Food & Gift Baskets segment, due to the timing of certain large wholesale orders, which shifted into our fiscal second quarter.

The 1-800-Flowers.com Consumer Floral segment consists primarily of the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 11.1%, during the three months ended September 30, 2018, in comparison to the same period of the prior year, due to strength in everyday gifting driven in part by the Company’s investments in strategic marketing and merchandising programs designed to accelerate growth and increase market share.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 21.4% during the three months ended September 30, 2018 compared to the same period of the prior year, primarily due to higher services revenues, including membership, reciprocity, clearinghouse, directory and transaction fees, driven by increased 1-800-Flowers and florist-to-florist orders sent through the network, as well as an increase in wholesale product volume.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues decreased 0.8% during the three months ended September 30, 2018, compared to the same period of the prior year, due to the timing of certain wholesale shipments, which shifted into the second quarter of fiscal 2019, as well as the timing of our 2018 Cherry Fruit of the Month Club shipment, which, due to the timing of the harvest, was shipped at the end of June 2018, compared to the 2017 crop, which ripened later, and was shipped in the beginning of July 2017.

Gross Profit

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)

Gross profit	$68,540	$67,278	1.9%
Gross margin %	40.4%	42.8%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs, including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer and wholesale production operations, as well as payments made to sending florists related to order volume sent through the Company’s BloomNet network.

Gross profit increased 1.9% during the three months ended September 30, 2018, compared to the same period of the prior year, as a result of the increase in revenues noted above, partially offset by a decrease in gross margin percentage of 240 basis points.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 8.3% during the three months ended September 30, 2018, in comparison to the same period of the prior year, due to the increase in revenues noted above, partially offset by a decrease in gross margin percentage of 100 basis points to 39.1%, reflecting an increase in Passport program participation, as well as higher product and shipping costs.

The BloomNet Wire Service segment gross profit increased 7.7% during the three months ended September 30, 2018, compared to the same period of the prior year, as a result of the increased revenues noted above, partially offset by a decline in gross margin percentage of 640 basis points, to 49.6%. The decrease in gross margin is due to the impact of the higher mix of lower margin florist-to-florist order volume on membership and transaction fee margins, as well as increases in lower margin wholesale product sales, and increased transportation costs.

The Gourmet Food & Gift Baskets segment gross profit decreased 8.4%, during the three months ended September 30, 2018, compared to the same period of the prior year, as a result of the decrease in revenues noted above, as well as a decline in gross margin percentage of 310 basis points, to 38.1%. The decrease in gross margin percentage was due to timing of product mix, as well as increased labor and transportation costs.

Marketing and Sales Expense

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)

Marketing and sales	$52,954	$49,722	6.5%
Percentage of net revenues	31.2%	31.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 6.5% during the three months ended September 30, 2018, compared to the same period of the prior year, primarily due to higher advertising spend within the Consumer Floral and Gourmet Foods & Gift Baskets segments, commensurate with revenue growth, as a result of the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, and includes the impact of the adoption of ASC 606, which requires that the costs of producing and distributing the Company’s catalogs be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales. Assuming we had not adopted the new revenue standard, during the three months ended September 30, 2018, “Marketing and sales” expense, would have been approximately $1.6 million lower.

Technology and Development Expense

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)

Technology and development	$10,279	$9,670	6.3%
Percentage of net revenues	6.1%	6.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 6.3% during the three months ended September 30, 2018, compared to the same period of the prior year, primarily as a result of increased license and maintenance costs required to support the Company’s technology platform.

General and Administrative Expense

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)

General and administrative	$20,430	$19,405	5.3%
Percentage of net revenues	12.1%	12.3%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 5.3% during the three months ended September 30, 2018, compared to the same period of the prior year, primarily due to higher health insurance costs.

Depreciation and Amortization Expense

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)

Depreciation and amortization	$7,843	$8,084	-3.0%
Percentage of net revenues	4.6%	5.1%

Depreciation and amortization expense for the three months ended September 30, 2018 was consistent with the prior year.

Interest Expense, net

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)

Interest expense, net	$(990)	$(1,031)	-4.0%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt for details regarding the 2016 Amended Credit Agreement), net of income earned on the Company’s available cash balances.

Interest expense, net decreased slightly during the three months ended September 30, 2018, in comparison to the same period of the prior year, as a result of higher interest income on the Company’s outstanding cash balances, partially offset by higher interest expense as a result of increased interest rates on the Company’s variable rate credit facility.

Other income, net

	Three Months Ended
	September 30, 2018	October 1, 2017	% Change
	(dollars in thousands)

Other income, net	$274	$260	5.4%

Other income, net for the three months ended September 30, 2018 and October 1, 2017, consisted primarily of investment earnings on the Company’s Non-Qualified Deferred Compensation Plan assets.

Income Taxes

The Company recorded an income tax benefit of $6.4 million and $7.2 million during the three months ended September 30, 2018 and October 1, 2017, respectively. The Company’s effective tax rate from operations for the three months ended September 30, 2018 was 27.1%, compared to 35.1% in the same period of the prior year. The effective rate for fiscal 2019 was impacted by changes associated with the Tax Act (see Note 1 - Accounting Policies above). The effective rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various tax credits and other permanent differences. The effective rate for the three months ended October 1, 2017 differed from the U.S. federal statutory rate of 35%, primarily due to state income taxes, which were partially offset by various tax credits and other permanent differences.

At September 30, 2018, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and the borrowings available under the 2016 Amended Credit Agreement (see Note 8 - Debt in Item 1 for details). At September 30, 2018, the Company had working capital of $129.6 million, including cash and cash equivalents of $27.0 million, compared to working capital of $148.2 million, including cash and cash equivalents of $147.2 million, at July 1, 2018. As of September 30, 2018, there were no borrowings outstanding under the Company’s working capital Revolver. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time, the Company expects to borrow against its Revolver to fund fiscal 2020 pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver typically peak in November, at which time, cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

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

Cash Flows

Net cash used in operating activities of $109.4 million for the three months ended September 30, 2018, was primarily attributable to the Company’s net loss during the period, combined with seasonal changes in working capital, including increases in inventory, receivables and prepaid expenses related to the upcoming holiday season and timing of payments related to accounts payable and accrued expenses, partially offset by non-cash charges for depreciation/amortization and stock based compensation.

Net cash used in investing activities of $4.9 million for the three months ended September 30, 2018, was primarily attributable to capital expenditures related to the Company's technology initiatives, and Gourmet Foods and Gift Baskets segment manufacturing and warehousing equipment.

Net cash used in financing activities of $5.9 million for the three months ended September 30, 2018 was primarily related to the acquisition of $4.0 million of treasury stock and term loan repayments of $2.2 million. There were no borrowings outstanding under the Company’s Revolver as of September 30, 2018.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of September 30, 2018, $16.0 million remained authorized under the plan.

Contractual Obligations

There have been no material changes outside the ordinary course of business related to the Company’s contractual obligations as discussed in the Annual Report on Form 10-K for the year ended July 1, 2018.

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to revenue recognition, accounts receivable, inventory, goodwill, other intangible assets and long-lived assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since July 1, 2018, except for the adoption of ASC 606 (see Note 1 - Accounting Policies  in Item 1 above for details).

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements, both adopted and yet to be adopted, is included in Note 1 in Item 1 of this Quarterly Report on Form 10-Q.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended July 1, 2018 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 million during the three months ended September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 1, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of September 30, 2018, $16.0 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2019, which includes the period July 2, 2018 through September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/02/18 - 07/29/18	-	$-	-	$19,997
07/30/18 - 08/26/18	-	$-	-	$19,997
08/27/18 - 09/30/18	345.6	$11.66	345.6	$15,957

Total	345.6	$11.66	345.6

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 9, 2018	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: November 9, 2018	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)