Form 10-Q
period 2018-12-30
1 800 FLOWERS COM INC
filed 2019-02-08
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 1, 2019:

Class A common stock:	35,615,465
Class B common stock:	28,542,823

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2018	July 1, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,685	$147,240
Trade receivables, net	48,400	12,935
Inventories	64,006	88,825
Prepaid and other	20,108	24,021
Total current assets	390,199	273,021

Property, plant and equipment, net	160,204	163,340
Goodwill	62,590	62,590
Other intangibles, net	59,909	59,823
Other assets	12,559	12,115
Total assets	$685,461	$570,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,947	$41,437
Accrued expenses	140,065	73,299
Current maturities of long-term debt	11,500	10,063
Total current liabilities	203,512	124,799

Long-term debt	86,970	92,267
Deferred tax liabilities	25,546	26,200
Other liabilities	13,360	12,719
Total liabilities	329,388	255,985

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 52,749,203 and 52,071,293 shares issued at December 30, 2018 and July 1, 2018, respectively	527	520
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued at December 30, 2018 and July 1, 2018	338	338
Additional paid-in-capital	344,769	341,783
Retained earnings	125,071	73,429
Accumulated other comprehensive loss	(261)	(200)
Treasury stock, at cost, 17,103,738 and 15,978,790 Class A shares at December 30, 2018 and July 1, 2018, respectively, and 5,280,000 Class B shares at December 30, 2018 and July 1, 2018	(114,371)	(100,966)
Total stockholders’ equity	356,073	314,904
Total liabilities and stockholders’ equity	$685,461	$570,889

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net revenues	$571,316	$526,093	$740,812	$683,442
Cost of revenues	316,489	290,834	417,445	380,905
Gross profit	254,827	235,259	323,367	302,537
Operating expenses:
Marketing and sales	119,664	113,771	172,618	163,493
Technology and development	10,906	9,175	21,185	18,845
General and administrative	21,603	19,170	42,033	38,575
Depreciation and amortization	7,969	8,677	15,812	16,761
Total operating expenses	160,142	150,793	251,648	237,674
Operating income	94,685	84,466	71,719	64,863
Interest expense, net	1,430	1,226	2,420	2,257
Other (income) expense, net	1,266	(86)	992	(346)
Income before income taxes	91,989	83,326	68,307	62,952
Income tax expense	23,411	12,627	16,995	5,475
Net income	$68,578	$70,699	$51,312	$57,477

Basic net income per common share	$1.07	$1.09	$0.80	$0.89

Diluted net income per common share	$1.04	$1.06	$0.77	$0.86

Weighted average shares used in the calculation of net income per common share:
Basic	64,209	64,601	64,415	64,778
Diluted	66,136	66,782	66,483	67,037

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net income	$68,578	$70,699	$51,312	$57,477
Other comprehensive income (currency translation & other miscellaneous items)	71	26	61	27
Comprehensive income	$68,649	$70,725	$51,373	$57,504

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	December 30, 2018	December 31, 2017

Operating activities:
Net income	$51,312	$57,477
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15,812	16,761
Amortization of deferred financing costs	452	480
Deferred income taxes	(654)	(12,338)
Bad debt expense	582	418
Stock-based compensation	2,628	2,069
Other non-cash items	(501)	(103)
Changes in operating items:
Trade receivables	(36,047)	(30,769)
Inventories	24,819	15,295
Prepaid and other	3,159	(4,272)
Accounts payable and accrued expenses	78,361	69,269
Other assets	(410)	(97)
Other liabilities	70	(24)
Net cash provided by operating activities	139,583	114,166

Investing activities:
Working capital adjustment related to sale of business	-	(8,500)
Capital expenditures, net of non-cash expenditures	(11,786)	(8,864)
Net cash used in investing activities	(11,786)	(17,364)

Financing activities:
Acquisition of treasury stock	(13,405)	(11,085)
Proceeds from exercise of employee stock options	365	15
Proceeds from bank borrowings	30,000	30,000
Repayment of bank borrowings	(34,312)	(32,875)
Net cash used in financing activities	(17,352)	(13,945)

Net change in cash and cash equivalents	110,445	82,857
Cash and cash equivalents:
Beginning of period	147,240	149,732
End of period	$257,685	$232,589

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2018.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters compared to its fiscal first quarter. In fiscal 2018, Easter was on April 1st, which resulted in the shift of Easter-related revenue and EBITDA into the Company’s third quarter of fiscal 2018. Easter falls on April 21st in 2019, which will result in the shift of most Easter-related e-commerce and retail revenue and associated EBITDA, from the Company’s third quarter, to its fourth quarter.

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

Our total deferred revenue as of July 1, 2018 was $13.5 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $2.8 million and $12.3 million was recognized as revenue during the three and six months ended December 30, 2018. The deferred revenue balance as of December 30, 2018 was $28.5 million.

Recently Issued Accounting Pronouncements - Adopted

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” amending revenue recognition guidance (“ASC 606”) and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company determined that the new standard impacted the following areas related to our e-commerce and retail/franchise revenue streams: the costs of producing and distributing the Company’s catalogs will be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales; gift card breakage will be recognized over the expected customer redemption period, rather than when redemption is considered remote; e-commerce revenue will be recognized upon shipment, when control of the merchandise transfers to the customer, instead of upon receipt by the customer; initial and other franchise fees will be recognized over the franchise term (or remaining franchise term), rather than upon store opening (or renewal/transfer). The Company adopted this ASU effective July 2, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by $0.3 million. The adjustment primarily related to the unredeemed portion of our gift cards (breakage income), which increased retained earnings and reduced accrued expenses by $1.9 million; partially offset by the change in accounting for the Company’s catalogs, which decreased retained earnings and decreased prepaid expense by $0.8 million; as well as a deferral of initial franchise fees, which decreased retained earnings and increased accrued expenses by $0.8 million.

The comparative information presented in this Form 10-Q has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing, annual basis. However, the adoption of the new revenue standard is expected to result in quarterly fluctuations, primarily as a result of the change in accounting for catalog costs, as noted above. During the three months ended December 30, 2018, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $0.4 million higher, thereby decreasing our Net Income by approximately $0.3 million (tax effected). During the six months ended December 30, 2018, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $1.2 million lower, respectively, thereby increasing our Net Income by approximately $0.9 million (tax effected). The Company’s contract liabilities related to gift cards ($1.8 million as of December 30, 2018) are not considered material for purposes of this disclosure. Refer to Note 12 – Business Segments for disclosure of disaggregated revenues.

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

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with the expiration of the SAB 118 measurement period, we completed the assessment of the income tax effects of the Tax Act in the second quarter of fiscal 2019, with no adjustments recorded to the provisional amounts.

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
	(in thousands, except per share data)
Numerator:
Net income	$68,578	$70,699	$51,312	$57,477

Denominator:
Weighted average shares outstanding	64,209	64,601	64,415	64,778
Effect of dilutive securities:
Employee stock options	1,415	1,549	1,476	1,528
Employee restricted stock awards	512	632	592	731
	1,927	2,181	2,068	2,259

Adjusted weighted-average shares and assumed conversions	66,136	66,782	66,483	67,037

Net income per common share
Basic	$1.07	$1.09	$0.80	$0.89
Diluted	$1.04	$1.06	$0.77	$0.86

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
		(in thousands)
Stock options	$78	$107	$183	$215
Restricted stock	1,595	861	2,445	1,854
Total	1,673	968	2,628	2,069
Deferred income tax benefit	395	206	654	592
Stock-based compensation expense, net	$1,278	$762	$1,974	$1,477

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
		(in thousands)
Marketing and sales	$731	$258	$986	$556
Technology and development	105	51	156	111
General and administrative	837	659	1,486	1,402
Total	$1,673	$968	$2,628	$2,069

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (see Note 12 - Business Segments.)

Stock Options

The following table summarizes stock option activity during the six months ended December 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 1, 2018	1,968,234	$2.35
Granted	-	$-
Exercised	(268,234)	$2.33
Forfeited	-	$-
Outstanding at December 30, 2018	1,700,000	$2.35	2.4	$16,265

Exercisable at December 30, 2018	1,562,000	$2.27	2.4	$15,068

As of December 30, 2018, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.2 million and the weighted average period over which these awards are expected to be recognized was 0.9 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 30, 2018:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2018	968,273	$7.70
Granted	911,089	$12.49
Vested	(409,676)	$7.90
Forfeited	(8,180)	$9.45
Non-vested at December 30, 2018	1,461,506	$10.62

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 30, 2018, there was $13.2 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.3 years.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	December 30, 2018	July 1, 2018
	(in thousands)
Finished goods	$31,613	$33,930
Work-in-process	6,845	17,575
Raw materials	25,548	37,320
Total inventory	$64,006	$88,825

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at December 30, 2018 and July 1, 2018	$17,441	$-	$45,149	$62,590

The Company’s other intangible assets consist of the following:

		December 30, 2018			July 1, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Intangible assets with determinable lives:
Investment in licenses	14-16	$7,420	$6,095	$1,325	$7,420	$6,042	$1,378
Customer lists	3-10	12,184	9,607	2,577	12,184	9,354	2,830
Other	5-14	2,946	2,230	716	2,946	2,172	774
Total intangible assets with determinable lives		22,550	17,932	4,618	22,550	17,568	4,982

Trademarks with indefinite lives		55,291	-	55,291	54,841	-	54,841

Total identifiable intangible assets		$77,841	$17,932	$59,909	$77,391	$17,568	$59,823

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2019 - $0.3 million, fiscal 2020 - $0.6 million, fiscal 2021 - $0.6 million, fiscal 2022 - $0.5 million, fiscal 2023 - $0.5 million and thereafter - $2.1 million.

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

The Company’s equity method investment is comprised of an interest in Flores Online, a Sao Paulo, Brazil based internet floral and gift retailer, that the Company originally acquired on May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.5 million as of September 30, 2018 and $0.6 million as of July 1, 2018, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and six months ended December 30, 2018 and December 31, 2017 was less than $0.1 million. During the quarter ended December 31, 2017, Flores Online entered into a share exchange agreement with Isabella Flores, whereby among other changes, the Company exchanged 5% of its interest in Flores Online for a 5% interest in Isabella Flores. This new investment of approximately $0.1 million is currently being accounted for as an equity investment without a readily determinable fair value (see below). In conjunction with this share exchange, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $0.2 million, which is included within “Other (income) expense, net” in the Company’s consolidated statement of income during the quarter ended December 31, 2017.

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of December 30, 2018 and July 1, 2018.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	December 30, 2018	July 1, 2018
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	100,625	104,938
Deferred financing costs	(2,155)	(2,608)
Total debt	98,470	102,330
Less: current debt	11,500	10,063
Long-term debt	$86,970	$92,267

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

For each borrowing under the 2016 Amended Credit Agreement, the Company  may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5%, and (c) an adjusted LIBO rate, plus 1% or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%, based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that, while any borrowings are outstanding, the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants, that subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of December 30, 2018. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the Term Loan are as follows: $5.8 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 million – fiscal 2022.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	December 30, 2018	July 1, 2018
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	11,268	10,962
Building and building improvements	59,108	58,450
Leasehold improvements	13,422	12,997
Production equipment and furniture and fixtures	57,471	53,066
Computer and telecommunication equipment	49,232	46,925
Software	122,346	115,944
Capital projects in progress - orchards	8,058	10,789
Property, plant and equipment, gross	351,694	339,922
Accumulated depreciation and amortization	(191,490)	(176,582)
Property, plant and equipment, net	$160,204	$163,340

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of December 30, 2018:
Trading securities held in a “rabbi trust” (1)	$9,938	$9,938	$-	$-
	$9,938	$9,938	$-	$-

Assets (liabilities) as of July 1, 2018:
Trading securities held in a “rabbi trust” (1)	$9,368	$9,368	$-	$-
	$9,368	$9,368	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and six months ended December 30, 2018 was 25.4% and 24.9% respectively, compared to 15.2% and 8.7% in the same periods of the prior year. The effective rates for fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits. The effective rates for fiscal 2018 differed from the transitional U.S. federal tax rate of 28.0% due to a tax benefit of $12.2 million, or $0.18 per diluted share, recognized during the second quarter of fiscal 2018, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21% as a result of the Tax Act (see Note 1 – Accounting Policies above), and various permanent differences and tax credits, partially offset by state income taxes.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 30, 2018, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Six Months Ended
Net Revenues:	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
		(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$108,106	$100,064	$193,182	$176,674
BloomNet Wire Service	23,435	20,375	47,428	40,139
Gourmet Food & Gift Baskets	440,003	405,964	500,521	466,950
Corporate	315	317	582	587
Intercompany eliminations	(543)	(627)	(901)	(908)
Total net revenues	$571,316	$526,093	$740,812	$683,442

	Three Months Ended		Six Months Ended
Operating Income:	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
		(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$9,808	$10,791	$17,303	$17,762
BloomNet Wire Service	8,257	7,692	15,895	14,393
Gourmet Food & Gift Baskets	105,514	93,496	96,393	88,509
Segment Contribution Margin Subtotal	123,579	111,979	129,591	120,664
Corporate (a)	(20,925)	(18,836)	(42,060)	(39,040)
Depreciation and amortization	(7,969)	(8,677)	(15,812)	(16,761)
Operating income	$94,685	$84,466	$71,719	$64,863

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	December 30, 2018				December 31, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
Net revenues
E-commerce	$106,300	$-	$352,521	$458,821	$98,125	$-	$326,007	$424,132
Retail	1,063	-	24,971	26,034	1,056	-	24,852	25,908
Wholesale	-	5,793	62,511	68,304	-	6,012	55,105	61,117
BloomNet services	-	17,642	-	17,642	-	14,363	-	14,363
Franchise/Other	743	-	-	743	883	-	-	883
Corporate	-	-	-	315	-	-	-	317
Eliminations	-	-	-	(543)	-	-	-	(627)
Net revenues	$108,106	$23,435	$440,003	$571,316	$100,064	$20,375	$405,964	$526,093

	Six Months Ended				Six Months Ended
	December 30, 2018				December 31, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
Net revenues
E-commerce	$189,750	$-	$386,771	$576,521	$173,037	$-	$359,866	$532,903
Retail	1,924	-	32,750	34,674	1,927	-	32,945	34,872
Wholesale	-	13,926	81,000	94,926	-	13,366	74,139	87,505
Bloomnet services	-	33,502	-	33,502	-	26,773	-	26,773
Franchise/Other	1,508	-	-	1,508	1,710	-	-	1,710
Corporate	-	-	-	582	-	-	-	587
Eliminations	-	-	-	(901)	-	-	-	(908)
Net revenues	$193,182	$47,428	$500,521	$740,812	$176,674	$40,139	$466,950	$683,442

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

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. For more than 40 years, 1-800-Flowers.com® has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s family of brands includes 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, FruitBouquets.com®, Harry & David®, Moose Munch®, The Popcorn Factory®, Wolferman’s®, Personalization Universe®, Simply Chocolate®, GoodseySM, DesignPac Gifts LLC, and Stock Yards®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen its relationships with its customers. The Company also operates BloomNet®, an international floral wire service providing a broad-range of products and services designed to help professional florists grow their businesses profitably, as well as NapcoSM, a resource for floral gifts and seasonal décor. 1-800-FLOWERS.COM, Inc. received the Gold award in the “Mobile Payments and Commerce” category at the Mobile Marketing Association 2018 Global Smarties Awards. In addition, Harry & David was named to the Internet Retailer 2019 “The Hot 100” list. Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the year ended July 1, 2018.

Definitions of non-GAAP Financial Measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “adjusted" or “on a comparable basis” below.

EBITDA and adjusted (comparable) EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted (comparable) EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, Non-Qualified Plan Investment appreciation/depreciation, and for certain items affecting period to period comparability. See Segment Information for details on how EBITDA and adjusted (comparable) EBITDA were calculated for each period presented.

The Company presents EBITDA and adjusted (comparable) EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and adjusted (comparable) EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and adjusted (comparable) EBITDA to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted (comparable) EBITDA are also used by the Company to evaluate and price potential acquisition candidates.

EBITDA and adjusted (comparable) EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of the limitations are: (a) EBITDA and adjusted (comparable) EBITDA do not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA and adjusted (comparable) EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and EBITDA does not reflect any cash requirements for such capital expenditures. EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Segment contribution margin and adjusted (comparable) segment contribution margin

We define segment contribution margin as earnings before interest, taxes, depreciation and amortization, before the allocation of corporate overhead expenses. Adjusted (comparable) segment contribution margin is defined as segment contribution margin adjusted for certain items affecting period to period comparability. See Segment Information for details on how segment contribution margin and comparable segment contribution margin were calculated for each period presented.

When viewed together with our GAAP results, we believe segment contribution margin and adjusted (comparable) segment contribution margin provide management and users of the financial statements meaningful information about the performance of our business segments.

Segment contribution margin and adjusted (comparable) segment contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of the segment contribution margin and adjusted segment contribution margin is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

Adjusted net income and adjusted (comparable) net income per common share

We define adjusted net income and adjusted (comparable) net income per common share as net income and net income per common share adjusted for certain items affecting period to period comparability. See Segment Information below for details on how adjusted net income and adjusted net income per common share were calculated for each period presented.

We believe that adjusted net income and adjusted (comparable) net income per common share are meaningful measures because they increase the comparability of period to period results.

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

	Three Months Ended
	December 30, 2018	December 31, 2017	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$108,106	$100,064	8.0%
BloomNet Wire Service	23,435	20,375	15.0%
Gourmet Food & Gift Baskets	440,003	405,964	8.4%
Corporate	315	317	-0.6%
Intercompany eliminations	(543)	(627)	13.4%
Total net revenues	$571,316	$526,093	8.6%

Gross profit:
1-800-Flowers.com Consumer Floral	$41,632	$38,844	7.2%
	38.5%	38.8%

BloomNet Wire Service	12,328	11,693	5.4%
	52.6%	57.4%

Gourmet Food & Gift Baskets	200,666	184,468	8.8%
	45.6%	45.4%

Corporate	201	254	-20.9%
	63.8%	80.1%

Total gross profit	$254,827	$235,259	8.3%
	44.6%	44.7%

EBITDA (non-GAAP)
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$9,808	$10,791	-9.1%
BloomNet Wire Service	8,257	7,692	7.3%
Gourmet Food & Gift Baskets	105,514	93,496	12.9%
Segment Contribution Margin Subtotal	123,579	111,979	10.4%
Corporate (b)	(20,925)	(18,836)	-11.1%
EBITDA (non-GAAP)	102,654	93,143	10.2%
Add: Stock-based compensation	1,673	968	72.8%
Add: Comp charge related to NQ Plan Investment Appreciation	(1,249)	364	-443.1%
Adjusted EBITDA (non-GAAP)	$103,078	$94,475	9.1%

	Six Months Ended
	December 30, 2018	December 31, 2017	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$193,182	$176,674	9.3%
BloomNet Wire Service	47,428	40,139	18.2%
Gourmet Food & Gift Baskets	500,521	466,950	7.2%
Corporate	582	587	-0.9%
Intercompany eliminations	(901)	(908)	0.8%
Total net revenues	$740,812	$683,442	8.4%

Gross profit:
1-800-Flowers.com Consumer Floral	$74,920	$69,578	7.7%
	38.8%	39.4%

BloomNet Wire Service	24,235	22,751	6.5%
	51.1%	56.7%

Gourmet Food & Gift Baskets	223,702	209,620	6.7%
	44.7%	44.9%

Corporate (a)	510	588	-13.3%
	87.6%	100.2%

Total gross profit	$323,367	$302,537	6.9%
	43.7%	44.3%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$17,303	$17,762	-2.6%
BloomNet Wire Service	15,895	14,393	10.4%
Gourmet Food & Gift Baskets	96,393	88,509	8.9%
Segment Contribution Margin Subtotal	129,591	120,664	7.4%
Corporate (b)	(42,060)	(39,040)	-7.7%
EBITDA (non-GAAP)	87,531	81,624	7.2%
Add: Stock-based compensation	2,628	2,069	27.0%
Add: Comp charge related to NQ Plan Investment Appreciation	(967)	639	-251.3%
Adjusted EBITDA (non-GAAP)	$89,192	$84,332	5.8%

 Reconciliation of net income to adjusted net income (non-GAAP):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017

Net income	$68,578	$70,699	$51,312	$57,477
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Deduct U.S. tax reform benefit on deferred income tax (c)	-	12,158	-	12,158
Adjusted net income (non-GAAP)	$68,578	$58,541	$51,312	$45,319

Basic and diluted net income per common share
Basic	$1.07	$1.09	$0.80	$0.89
Diluted	$1.04	$1.06	$0.77	$0.86

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.07	$0.91	$0.80	$0.70
Diluted	$1.04	$0.88	$0.77	$0.68

Weighted average shares used in the calculation of net income and adjusted net income per common share
Basic	64,209	64,601	64,415	64,778
Diluted	66,136	66,782	66,483	67,037

Reconciliation of net income to adjusted EBITDA (non-GAAP):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017

Net income	$68,578	$70,699	$51,312	$57,477
Add:
Interest expense, net	2,696	1,140	3,412	1,911
Depreciation and amortization	7,969	8,677	15,812	16,761
Income tax expense	23,411	12,627	16,995	5,475
EBITDA	102,654	93,143	87,531	81,624
Add: Compensation charge/(benefit) related to NQ plan investment appreciation/depreciation	(1,249)	364	(967)	639
Add: Stock-based compensation	1,673	968	2,628	2,069
Adjusted EBITDA	$103,078	$94,475	$89,192	$84,332

a)

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

b)

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

c)

The adjustment to deduct the U.S. tax reform impact from Net Income includes the impact of the re-valuation of the Company’s deferred tax liability of $12.2 million, or $0.18 per diluted share, as a result of the Tax Act, but does not include the ongoing impact of the lower federal corporate tax rate.

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$458,821	$424,132	8.2%	$576,521	$532,903	8.2%
Other	112,495	101,961	10.3%	164,291	150,539	9.1%
Total net revenues	$571,316	$526,093	8.6%	$740,812	$683,442	8.4%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 8.6% and 8.4% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year, due to strong customer demand for both holiday and everyday gifting occasions in our Gourmet Food & Gift Baskets and Consumer Floral segments, as well as membership, transaction and services growth in the BloomNet Wire Service segment.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	December 30, 2018				December 31, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
Net revenues
E-commerce	$106,300	$-	$352,521	$458,821	$98,125	$-	$326,007	$424,132
Retail	1,063	-	24,971	26,034	1,056	-	24,852	25,908
Wholesale	-	5,793	62,511	68,304	-	6,012	55,105	61,117
BloomNet services	-	17,642	-	17,642	-	14,363	-	14,363
Franchise/Other	743	-	-	743	883	-	-	883
Corporate	-	-	-	315	-	-	-	317
Eliminations	-	-	-	(543)	-	-	-	(627)
Net revenues	$108,106	$23,435	$440,003	$571,316	$100,064	$20,375	$405,964	$526,093

	Six Months Ended				Six Months Ended
	December 30, 2018				December 31, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
Net revenues
E-commerce	$189,750	$-	$386,771	$576,521	$173,037	$-	$359,866	$532,903
Retail	1,924	-	32,750	34,674	1,927	-	32,945	34,872
Wholesale	-	13,926	81,000	94,926	-	13,366	74,139	87,505
Bloomnet services	-	33,502	-	33,502	-	26,773	-	26,773
Franchise/Other	1,508	-	-	1,508	1,710	-	-	1,710
Corporate	-	-	-	582	-	-	-	587
Eliminations	-	-	-	(901)	-	-	-	(908)
Net revenues	$193,182	$47,428	$500,521	$740,812	$176,674	$40,139	$466,950	$683,442

E-commerce revenues (combined online and telephonic) increased by 8.2% during both the three and six months ended December 30, 2018, compared to the same periods of the prior year, as a result of growth within the Consumer Floral and Gourmet Foods & Gift Baskets segments of 8.3% and 8.1% for the three months ended December 30, 2018, respectively and 9.7% and 7.5% for the six months ended December 30, 2018, respectively. During the three months ended December 30, 2018, the Company fulfilled approximately 5,497,000 orders through its e-commerce sales channels (online and telephonic sales), an increase of 6.3% compared to the same period of the prior year, while average order value increased 1.8%, to $83.47, during the three months ended December 30, 2018, compared to the same period of the prior year. During the six months ended December 30, 2018, the Company fulfilled approximately 7,153,000 orders through its e-commerce sales channels (online and telephonic sales), an increase of 6.9% compared to the same period of the prior year, while average order value increased 1.2%, to $80.60, during the six months ended December 30, 2018, compared to the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food & Gift Baskets segments. Other revenues increased by 10.3% and 9.1% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year, primarily as a result of services growth within the BloomNet Wire Service segment, and wholesale growth within the Gourmet Food & Gift Baskets segment.

The 1-800-Flowers.com Consumer Floral segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 8.0% and 9.3%, during the three and six months ended December 30, 2018, compared to the same periods of the prior year, due to strength in everyday and holiday gifting, driven in part by the Company’s investments in strategic marketing and merchandising programs designed to accelerate growth and increase market share. Revenues during the six months ended December 31, 2017 were negatively impacted, by approximately $0.8 million, due to hurricanes Harvey and Irma.

The BloomNet Wire Service segment includes revenues from membership fees as well as other product and service offerings to florists. Net revenues increased 15.0% and 18.2% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year, primarily due to higher services revenues, including membership, reciprocity, clearinghouse, directory and transaction fees, driven by increased 1-800-Flowers and florist-to-florist orders sent through the network, as well as an increase in wholesale product volume. During the six months ended December 31, 2017, revenues were negatively impacted, by approximately $0.2 million, as a result of forgiveness of fees for shops affected by hurricanes Harvey and Irma.

The Gourmet Food & Gift Baskets segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues increased 8.4% and 7.2% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year attributable to: (i) strong growth at Harry & David, driven by improved merchandising assortments, increased investments in digital marketing programs, which contributed to new customer growth, and its “Share More” messaging which resonated with customers; (ii) higher revenue at Cheryl’s Cookies, as the brand was able to win-back customers, drive demand, and fulfill increased volume, as a result of initiatives that corrected operational issues experienced during the weeks leading up to the Christmas holiday in the prior year; and (iii) strong growth in the 1-800-Baskets/DesignPac business due to increased demand from new and existing wholesale customers, as well as e-commerce demand for the Simply Chocolates line of products. The operational issues at Cheryl’s have been addressed, and business has returned to its normal pace. The increases noted above were partially offset by the timing of our 2018 Cherry Fruit of the Month Club shipment, which, due to the timing of the harvest, was shipped at the end of June 2018, compared to the 2017 crop, which ripened later, and was shipped in the beginning of July 2017.

Gross Profit

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)

Gross profit	$254,827	$235,259	8.3%	$323,367	$302,537	6.9%
Gross profit %	44.6%	44.7%		43.7%	44.3%

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

Gross profit increased 8.3% and 6.9% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year, due to the increase in revenues noted above, partially offset by a decline in gross profit percentage of 10 and 60 basis points, during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year. The lower gross profit percentage reflects the impact of promotional activity to increase sales, continued rising seasonal labor costs, the growth of our Passport free shipping program, and BloomNet’s lower gross margin percentage, partially offset by logistics initiatives, which reduced per order transportation costs, as well as shifting some product manufacturing to earlier in the season to better utilize our core workforce, thereby reducing the need for seasonal labor, and the automation of certain manufacturing functions.

The 1-800-Flowers.com Consumer Floral segment gross profit increased by 7.2% and 7.7% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year, as a result of the revenue increases noted above, partially offset by a decrease in gross profit percentage of 30 and 60 basis points to 38.5% and 38.8%, respectively. The lower gross profit percentages reflect higher product costs and promotional activity, as well as an increased Passport program participation, which has improved customer loyalty and purchase frequency.

The BloomNet Wire Service segment’s gross profit increased by 5.4% and 6.5% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 480 and 560 basis points to 52.6% and 51.1%, respectively. The lower gross profit percentages are due to the mix impact resulting from the increase in the volume of lower margin florist-to-florist orders on membership and transaction fee margins.

The Gourmet Food & Gift Baskets segment gross profit increased by 8.8% and 6.7% during the three and six months ended December 30, 2018, respectively, compared to the same periods of the prior year, due to the increase in revenues noted above. Gross profit percentage increased 20 basis points to 45.6% during the three months ended December 30, 2018, primarily due to logistics initiatives, which lowered shipping costs at Harry & David and Cheryl’s, as well as improved operational performance at Cheryl’s, which experienced fulfillment issues during the weeks leading up to the Christmas holiday in the prior year. Gross profit percentage decreased 20 basis points to 44.7% during the six months ended December 30, 2018, due to sales mix, rising labor costs, and penetration of Passport.

Marketing and Sales Expense

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)

Marketing and sales	$119,664	$113,771	5.2%	$172,618	$163,493	5.6%
Percentage of net revenues	20.9%	21.6%		23.3%	23.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 5.2% and 5.6% during the three and six months ended December 30, 2018, primarily due to increased advertising spend within the Consumer Floral and Gourmet Foods & Gift Baskets segments, as a result of the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, as well as an increase in performance-based bonuses. Increased efficiency around our digital marketing programs generated strong revenue growth, which in turn, enabled us to leverage our platform, while automation initiatives in our service centers drove lower customer service costs, allowing us to reduce marketing and sales as a percentage of net sales by 70 and 60 basis points, to 20.9% and 23.3%, during the three and six months ended December 30, 2018, respectively.

The variances above include the impact of the adoption of ASC 606, which requires that the costs of producing and distributing the Company’s catalogs be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales. During the three months ended December 30, 2018, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $0.4 million higher. During the six months ended December 30, 2018, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $1.2 million lower.

Technology and Development Expense

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)

Technology and development	$10,906	$9,175	18.9%	$21,185	$18,845	12.4%
Percentage of net revenues	1.9%	1.7%		2.9%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 18.9% and 12.4% during the three and six months ended December 30, 2018, compared to the same periods of the prior year, primarily due to increased license and maintenance costs required to support the Company’s technology platform, as well an increase in labor due to annual merit increases and an increase in performance-based bonuses.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)

General and administrative	$21,603	$19,170	12.7%	$42,033	$38,575	9.0%
Percentage of net revenues	3.8%	3.6%		5.7%	5.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 12.7% and 9.0% during the three and six months ended December 30, 2018, compared to the same periods of the prior year, primarily due to higher health insurance costs and professional fees, as well as an increase in labor costs related to performance-based bonuses, partially offset by a decrease in the value of Non-Qualified Deferred Compensation Plan investments (increase offset in Other (income) expense net line item on the financials statement – see below).

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)

Depreciation and amortization	$7,969	$8,677	-8.2%	$15,812	$16,761	-5.7%
Percentage of net revenues	1.4%	1.6%		2.1%	2.5%

Depreciation and amortization expense for the three and six months ended December 30, 2018 decreased 8.2% and 5.7%, respectively, compared to the same periods of the prior year, as certain short-lived assets were fully depreciated/amortized in the first half of fiscal 2019.

Interest Expense, net

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)

Interest expense, net	$1,430	$1,226	16.6%	$2,420	$2,257	7.2%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s 2016 Amended Credit Agreement (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 16.6% and 7.2% during the three and six months ended December 30, 2018, compared to the same periods of the prior year, due to the impact of increasing interest rates on the Company’s variable rate Revolver, partially offset by a declining outstanding Term Loan balance, and higher interest earned on available cash balances.

Other (income) expense, net

	Three Months Ended			Six Months Ended
	December 30, 2018	December 31, 2017	% Change	December 30, 2018	December 31, 2017	% Change
	(dollars in thousands)

Other (income) expense, net	$1,266	$(86)	-1,572.1%	$992	$(346)	-386.7%

Other income, net for the three and six months ended December 30, 2018 consists primarily of investment losses of the Company’s Non-Qualified Deferred Compensation Plan assets.

Other income, net for the three and six months ended December 31, 2017 consists primarily of investment earnings of the Company’s Non-Qualified Deferred Compensation Plan assets, partially offset by a $0.2 million impairment related to the Company’s equity method investment in Flores Online (see Note 7 - Investments above).

Income Taxes

The Company recorded an income tax expense of $23.4 million and $17.0 million, during the three and six months ended December 30, 2018, respectively, and income tax expense of $12.6 million and $5.5 million, during the three and six months ended December 31, 2017, respectively. The Company’s effective tax rate for the three and six months ended December 30, 2018 was 25.4% and 24.9%, respectively, compared to 15.2% and 8.7% in the same periods of the prior year. The effective rates for fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits. The effective rates for fiscal 2018 differed from the transitional U.S. federal tax rate of 28.0% due to a tax benefit of $12.2 million, or $0.18 per diluted share, recognized during the second quarter of fiscal 2018, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21%, as a result of the Tax Act (see Note 1 – Accounting Policies, in Item 1. above), and various permanent differences and tax credits, partially offset by state income taxes. At December 30, 2018, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2016 Amended Credit Agreement (see Note 8 - Debt in Item 1 for details). At December 30, 2018, the Company had working capital of $186.7 million, including cash and cash equivalents of $257.7 million, compared to working capital of $148.2 million, including cash and cash equivalents of $147.2 million, at July 1, 2018. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company was able to utilize cash on hand to fund operations through September 2018. In October 2018, the Company borrowed under its Revolver to fund working capital needs, and borrowings peaked at $30.0 million in November 2018. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the Revolver prior to the end of December 2018. Available cash balances are expected to be sufficient to provide for operating needs until the second quarter of fiscal 2020, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases.

We believe that our sources of funding will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate opportunities to repurchase common stock and we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to require additional financing.

Cash Flows

Net cash provided by operating activities of $139.6 million for the six months ended December 30, 2018, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization and stock based compensation, as well as seasonal changes in working capital, including holiday related increases in accounts payable and accrued expenses, and reductions in inventory, partially offset by increases in receivables related to holiday season sales.

Net cash used in investing activities of $11.8 million for the six months ended December 30, 2018, was primarily attributable to capital expenditures related to the Company's technology initiatives and Gourmet Food & Gift Baskets segment manufacturing production, warehousing and orchard planting equipment.

Net cash used in financing activities of $17.4 million for the six months ended December 30, 2018 was primarily due to Term Loan repayments of $4.3 million, and the acquisition of $13.4 million of treasury stock. All borrowings under the Company's Revolver were repaid by the end of the fiscal second quarter.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of December 30, 2018, $6.6 million remained authorized under the plan.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2016 Amended Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 and $0.3 million during the three and six months ended December 30, 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of December 30, 2018, $6.6 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2019, which includes the period July 2, 2018 through December 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/02/18 - 07/29/18	-	$-	-	$19,997
07/30/18 - 08/26/18	-	$-	-	$19,997
08/27/18 - 09/30/18	345.6	$11.66	345.6	$15,957
10/01/18 – 10/28/18	318.4	$11.12	318.4	$12,409
10/29/18 – 11/25/18	346.0	$12.70	346.0	$8,010
11/26/18 – 12/30/18	115.0	$12.31	115.0	$6,591

Total	1,125.0	$11.89	1,125.0

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 8, 2019	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: February 8, 2019	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)