Form 10-Q
period 2019-03-31
1 800 FLOWERS COM INC
filed 2019-05-10
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3117311
(State of incorporation)	(I.R.S. Employer Identification No.)

One Old Country Road, Carle Place, New York, 11514	(516) 237-6000
(Address of principal executive offices) (Zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock	FLWS	The Nasdaq Stock Market

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 3, 2019:

Class A common stock:	35,775,034
Class B common stock:	28,542,823

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2019	July 1, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,377	$147,240
Trade receivables, net	19,166	12,935
Inventories	74,377	88,825
Prepaid and other	20,592	24,021
Total current assets	320,512	273,021

Property, plant and equipment, net	158,190	163,340
Goodwill	62,590	62,590
Other intangibles, net	59,762	59,823
Other assets	13,894	12,115
Total assets	$614,948	$570,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,381	$41,437
Accrued expenses	103,012	73,299
Current maturities of long-term debt	12,219	10,063
Total current liabilities	140,612	124,799

Long-term debt	83,595	92,267
Deferred tax liabilities	27,011	26,200
Other liabilities	14,788	12,719
Total liabilities	266,006	255,985

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 52,931,127 and 52,071,293 shares issued at March 31, 2019 and July 1, 2018, respectively	528	520
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued at March 31, 2019 and July 1, 2018	338	338
Additional paid-in-capital	347,235	341,783
Retained earnings	116,830	73,429
Accumulated other comprehensive loss	(258)	(200)
Treasury stock, at cost, 17,209,093 and 15,978,790 Class A shares at March 31, 2019 and July 1, 2018, respectively, and 5,280,000 Class B shares at March 31, 2019 and July 1, 2018	(115,731)	(100,966)
Total stockholders’ equity	348,942	314,904
Total liabilities and stockholders’ equity	$614,948	$570,889

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018

Net revenues	$248,413	$238,545	$989,225	$921,987
Cost of revenues	150,893	145,090	568,338	525,995
Gross profit	97,520	93,455	420,887	395,992
Operating expenses:
Marketing and sales	71,163	68,215	243,781	231,708
Technology and development	11,511	10,241	32,696	29,086
General and administrative	22,447	19,553	64,480	58,128
Depreciation and amortization	7,028	7,885	22,840	24,646
Total operating expenses	112,149	105,894	363,797	343,568
Operating income (loss)	(14,629)	(12,439)	57,090	52,424
Interest (income) expense, net	(30)	662	2,390	2,919
Other (income) expense, net	(1,285)	31	(293)	(315)
Income (loss) before income taxes	(13,314)	(13,132)	54,993	49,820
Income tax expense (benefit)	(5,073)	(4,669)	11,922	806
Net income (loss)	$(8,241)	$(8,463)	$43,071	$49,014

Basic net income (loss) per common share	$(0.13)	$(0.13)	$0.67	$0.76

Diluted net income (loss) per common share	$(0.13)	$(0.13)	$0.65	$0.73

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,194	64,527	64,383	64,694
Diluted	64,194	64,527	66,456	66,949

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net income (loss)	$(8,241)	$(8,463)	$43,071	$49,014
Other comprehensive income (loss) (currency translation & other miscellaneous items)	3	(38)	(58)	(11)
Comprehensive income (loss)	$(8,238)	$(8,501)	$43,013	$49,003

See accompanying Notes to Condensed Consolidated Financial Statements.

 1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2019 and April 1, 2018
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Comprehensive Loss	Shares	Amount	Equity

Balance at December 30, 2018	52,749,203	$527	33,822,823	$338	$344,769	$125,071	$(261)	22,383,738	$(114,371)	$356,073
Net income	-	-	-	-	-	(8,241)	-	-	-	(8,241)
Translation adjustment	-	-	-	-	-	-	3	-	-	3
Stock-based compensation	1,924	-	-	-	1,903	-	-	-	-	1,903
Exercise of stock options	180,000	1	-	-	563	-	-	-	-	564
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	105,355	(1,360)	(1,360)
Balance at March 31, 2019	52,931,127	$528	33,822,823	$338	$347,235	$116,830	$(258)	22,489,093	$(115,731)	$348,942

Balance at December 31, 2017	51,879,967	$519	33,847,063	$338	$339,805	$90,115	$(160)	21,157,054	$(99,875)	$330,742
Net income	-	-	-	-	-	(8,463)	-	-	-	(8,463)
Translation adjustment	-	-	-	-	-		(38)	-	-	(38)
Stock-based compensation	2,754	-	-	-	932	-	-	-	-	932
Exercise of stock options	30,000	-	-	-	164	-	-	-	-	164
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	93,192	(990)	(990)
Balance at April 1, 2018	51,912,721	$519	33,847,063	$338	$340,901	$81,652	$(198)	21,250,246	$(100,865)	$322,347

	Nine Months Ended March 31, 2019 and April 1, 2018
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Comprehensive Loss	Shares	Amount	Equity

Balance at July 1, 2018	52,071,293	$520	33,822,823	$338	$341,783	$73,429	$(200)	21,258,790	$(100,966)	$314,904
Net income	-	-	-	-	-	43,071	-	-	-	43,071
Translation adjustment	-	-	-	-	-		(58)	-	-	(58)
Stock-based compensation	411,600	4	-	-	4,527	-	-	-	-	4,531
Exercise of stock options	448,234	4	-	-	925	-	-	-	-	929
Other	-	-	-	-	-	330	-	-	-	330
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,230,303	(14,765)	(14,765)
Balance at March 31, 2019	52,931,127	$528	33,822,823	$338	$347,235	$116,830	$(258)	22,489,093	$(115,731)	$348,942

Balance at July 2, 2017	51,227,779	$513	33,901,603	$339	$337,726	$32,638	$(187)	19,989,731	$(88,790)	$282,239
Net income	-	-	-	-	-	49,014	-	-	-	49,014
Translation adjustment	-	-	-	-	-		(11)	-	-	(11)
Conversion of Class B stock into Class A stock	54,540	1	(54,540)	(1)	-	-	-	-	-	-
Stock-based compensation	596,402	5	-	-	2,996	-	-	-	-	3,001
Exercise of stock options	34,000	-	-	-	179	-	-	-	-	179
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,260,515	(12,075)	(12,075)
Balance at April 1, 2018	51,912,721	$519	33,847,063	$338	$340,901	$81,652	$(198)	21,250,246	$(100,865)	$322,347

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	March 31, 2019	April 1, 2018

Operating activities:
Net income	$43,071	$49,014
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	22,840	24,646
Amortization of deferred financing costs	671	721
Deferred income taxes	811	(13,004)
Bad debt expense	1,018	906
Stock-based compensation	4,531	3,002
Other non-cash items	(301)	249
Changes in operating items:
Trade receivables	(7,249)	(9,347)
Inventories	14,448	6,956
Prepaid and other	2,675	(45)
Accounts payable and accrued expenses	14,741	1,453
Other assets	(349)	(88)
Other liabilities	98	110
Net cash provided by operating activities	97,005	64,573

Investing activities:
Working capital adjustment related to sale of business	-	(8,500)
Capital expenditures, net of non-cash expenditures	(16,845)	(15,809)
Net cash used in investing activities	(16,845)	(24,309)

Financing activities:
Acquisition of treasury stock	(14,765)	(12,075)
Proceeds from exercise of employee stock options	929	179
Proceeds from bank borrowings	30,000	30,000
Repayment of bank borrowings	(37,187)	(35,031)
Net cash used in financing activities	(21,023)	(16,927)

Net change in cash and cash equivalents	59,137	23,337
Cash and cash equivalents:
Beginning of period	147,240	149,732
End of period	$206,377	$173,069

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters compared to its fiscal first quarter. In fiscal 2018, Easter was on April 1st, which resulted in the shift of Easter-related revenue and EBITDA into the Company’s third quarter of fiscal 2018. The Easter holiday was on April 21st in 2019, which resulted in the shift of most Easter-related e-commerce and retail revenue and associated EBITDA, from the Company’s third quarter, to its fourth quarter.

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for monthly subscription programs, including our Fruit of the Month Club and Celebrations Passport program.

Our total deferred revenue as of July 1, 2018 was $13.5 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $0.9 million and $13.2 million was recognized as revenue during the three and nine months ended March 31, 2019, respectively. The deferred revenue balance as of March 31, 2019 was $23.9 million.

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

The comparative information presented in this Form 10-Q has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing, annual basis. However, the adoption of the new revenue standard is expected to result in quarterly fluctuations, primarily as a result of the change in accounting for catalog costs, as noted above. During the three months ended March 31, 2019, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $1.6 million higher, thereby increasing our Net loss for the period by approximately $1.0 million (tax effected). During the nine months ended March 31, 2019, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $0.4 million lower, thereby increasing our Net income for the period by approximately $0.3 million (tax effected). The Company’s contract liabilities related to gift cards ($1.7 million as of March 31, 2019) are not considered material for purposes of this disclosure. Refer to Note 12 – Business Segments for disclosure of disaggregated revenues.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted significant changes to the U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates from 35% to 21%. Since the Company’s fiscal year ends in June, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for fiscal year 2018, and 21% for subsequent fiscal years. The Tax Act also eliminated the domestic production activities deduction and introduced limitations on certain business expenses and executive compensation deductions.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provided guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with the expiration of the SAB 118 measurement period, we completed the assessment of the income tax effects of the Tax Act in the second quarter of fiscal 2019, with no adjustments recorded to the provisional amounts.

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(8,241)	$(8,463)	$43,071	$49,014

Denominator:
Weighted average shares outstanding	64,194	64,527	64,383	64,694
Effect of dilutive securities:
Employee stock options	-	-	1,444	1,564
Employee restricted stock awards	-	-	629	691
	-	-	2,073	2,255

Adjusted weighted-average shares and assumed conversions	64,194	64,527	66,456	66,949

Net income (loss) per common share
Basic	$(0.13)	$(0.13)	$0.67	$0.76
Diluted	$(0.13)	$(0.13)	$0.65	$0.73

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(in thousands)		(in thousands)
Stock options	$67	$108	$250	$323
Restricted stock	1,836	825	4,281	2,679
Total	1,903	933	4,531	3,002
Deferred income tax benefit	328	254	982	846
Stock-based compensation expense, net	$1,575	$679	$3,549	$2,156

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(in thousands)		(in thousands)
Marketing and sales	$830	$248	$1,816	$804
Technology and development	118	49	274	160
General and administrative	955	636	2,441	2,038
Total	$1,903	$933	$4,531	$3,002

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (see Note 12 - Business Segments.)

Stock Options

The following table summarizes stock option activity during the nine months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at July 1, 2018	1,968,234	$2.35
Granted	-	$-
Exercised	(448,234)	$2.12
Forfeited	(2,000)	$2.22
Outstanding at March 31, 2019	1,518,000	$2.42	2.3	$24,004

Exercisable at March 31, 2019	1,385,000	$2.36	2.2	$21,976

As of March 31, 2019, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.2 million and the weighted average period over which these awards are expected to be recognized was 0.6 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2018	968,273	$7.70
Granted	937,313	$12.70
Vested	(411,600)	$7.91
Forfeited	(24,037)	$9.62
Non-vested at March 31, 2019	1,469,949	$10.80

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 31, 2019, there was $11.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	March 31, 2019	July 1, 2018
	(in thousands)

Finished goods	$31,947	$33,930
Work-in-process	10,418	17,575
Raw materials	32,012	37,320
Total inventory	$74,377	$88,825

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at March 31, 2019 and July 1, 2018	$17,441	$-	$45,149	$62,590

The Company’s other intangible assets consist of the following:

		March 31, 2019			July 1, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Intangible assets with determinable lives

Investment in licenses	14-16	$7,420	$6,121	$1,299	$7,420	$6,042	$1,378
Customer lists	3-10	12,184	9,703	2,481	12,184	9,354	2,830
Other	5-14	2,946	2,255	691	2,946	2,172	774
Total intangible assets with determinable lives		22,550	18,079	4,471	22,550	17,568	4,982

Trademarks with indefinite lives		55,291	-	55,291	54,841	-	54,841

Total identifiable intangible assets		$77,841	$18,079	$59,762	$77,391	$17,568	$59,823

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2019 - $0.2 million, fiscal 2020 - $0.6 million, fiscal 2021 - $0.6 million, fiscal 2022 - $0.5 million, fiscal 2023 - $0.5 million and thereafter - $2.1 million.

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

The Company’s equity method investment is comprised of an interest in Flores Online S.A. ("Flores Online"), a Sao Paulo, Brazil-based internet floral and gift retailer, that the Company originally acquired on May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.5 million as of March 31, 2019 and $0.6 million as of July 1, 2018, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three and nine months ended March 31, 2019 and April 1, 2018, respectively, was less than $0.1 million. During the quarter ended December 31, 2017, Flores Online entered into a share exchange agreement with Isabela Flores Intermediações Ltda. ("Isabela Flores"), whereby among other changes, the Company exchanged 5% of its interest in Flores Online for a 5% interest in Isabela Flores. This new investment of approximately $0.1 million is currently being accounted for as an equity investment without a readily determinable fair value (see below). In conjunction with this share exchange, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $0.2 million, which is included within “Other (income) expense, net” in the Company’s consolidated statement of income during the quarter ended December 31, 2017.

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of March 31, 2019 and July 1, 2018.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	March 31, 2019	July 1, 2018
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	97,750	104,938
Deferred financing costs	(1,936)	(2,608)
Total debt	95,814	102,330
Less: current debt	12,219	10,063
Long-term debt	$83,595	$92,267

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

For each borrowing under the 2016 Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying from 0.75% to 1.5%, based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the highest of the federal funds rate and the overnight bank funding rate as published by the New York Fed, plus 0.5%, and (c) an adjusted LIBO rate, plus 1%, or (2) an adjusted LIBO rate plus an applicable margin varying from 1.75% to 2.5%, based on the Company’s consolidated leverage ratio. The 2016 Amended Credit Agreement requires that, while any borrowings are outstanding, the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company's ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of March 31, 2019. The 2016 Amended Credit Agreement is secured by substantially all of the assets of the Company and the subsidiary guarantors, named therein.

Future principal payments under the Term Loan are as follows: $2.9 million – fiscal 2019, $12.9 million – fiscal 2020, $15.8 million - fiscal 2021, and $66.1 million – fiscal 2022.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	March 31, 2019	July 1, 2018
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	11,312	10,962
Building and building improvements	59,115	58,450
Leasehold improvements	13,430	12,997
Production equipment and furniture and fixtures	57,915	53,066
Computer and telecommunication equipment	50,042	46,925
Software	125,927	115,944
Capital projects in progress - orchards	8,222	10,789
Property, plant and equipment, gross	356,752	339,922
Accumulated depreciation and amortization	(198,562)	(176,582)
Property, plant and equipment, net	$158,190	$163,340

Note 10 - Fair Value Measurements

Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently, if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of March 31, 2019:
Trading securities held in a “rabbi trust” (1)	$11,338	$11,338	$-	$-
	$11,338	$11,338	$-	$-

Assets (liabilities) as of July 1, 2018:
Trading securities held in a “rabbi trust” (1)	$9,368	$9,368	$-	$-
	$9,368	$9,368	$-	$-

(1)

The Company has established an NQDC Plan for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and nine months ended March 31, 2019 was 38.1% and 21.7% respectively, compared to 35.6% and 1.6% in the same periods of the prior year. The effective rates for fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including increased excess tax benefits from stock-based compensation. The effective rates for fiscal 2018 differed from the transitional U.S. federal tax rate of 28.0% due to a tax benefit of $12.2 million, or $0.18 per diluted share, recognized during the second quarter of fiscal 2018, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21% as a result of the Tax Act (see Note 1 – Accounting Policies above), and various permanent differences, tax credits, and return to provision adjustments related to the filing of the Company’s fiscal 2017 tax return, partially offset by state income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2016, however, fiscal years 2015, 2017, and 2018 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2015. The Company's foreign income tax filings from fiscal 2014 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 31, 2019, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
Net Revenues:	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
		(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$144,821	$135,782	$338,003	$312,456
BloomNet Wire Service	28,185	24,498	75,613	64,637
Gourmet Food & Gift Baskets	75,445	78,458	575,966	545,408
Corporate	263	264	845	851
Intercompany eliminations	(301)	(457)	(1,202)	(1,365)
Total net revenues	$248,413	$238,545	$989,225	$921,987

	Three Months Ended		Nine Months Ended
Operating Income (Loss):	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
		(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$15,364	$16,226	$32,667	$33,988
BloomNet Wire Service	9,480	8,439	25,375	22,832
Gourmet Food & Gift Baskets	(7,202)	(8,811)	89,191	79,698
Segment Contribution Margin Subtotal	17,642	15,854	147,233	136,518
Corporate (a)	(25,243)	(20,408)	(67,303)	(59,448)
Depreciation and amortization	(7,028)	(7,885)	(22,840)	(24,646)
Operating income (loss)	$(14,629)	$(12,439)	$57,090	$52,424

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	March 31, 2019				April 1, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues
E-commerce	$142,552	$-	$61,810	$204,362	$133,442	$-	$63,422	$196,864
Retail	1,189	-	5,727	6,916	1,272	-	6,326	7,598
Wholesale	-	9,321	7,908	17,229	-	8,838	8,710	17,548
BloomNet services	-	18,864	-	18,864	-	15,660	-	15,660
Other	1,080	-	-	1,080	1,068	-	-	1,068
Corporate	-	-	-	263	-	-	-	264
Eliminations	-	-	-	(301)	-	-	-	(457)
Net revenues	$144,821	$28,185	$75,445	$248,413	$135,782	$24,498	$78,458	$238,545

	Nine Months Ended				Nine Months Ended
	March 31, 2019				April 1, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues
E-commerce	$332,302	$-	$448,581	$780,883	$306,479	$-	$423,289	$729,768
Retail	3,113	-	38,477	41,590	3,199	-	39,270	42,469
Wholesale	-	23,247	88,908	112,155	-	22,204	82,849	105,053
Bloomnet services	-	52,366	-	52,366	-	42,433	-	42,433
Other	2,588	-	-	2,588	2,778	-	-	2,778
Corporate	-	-	-	845	-	-	-	851
Eliminations	-	-	-	(1,202)	-	-	-	(1,365)
Net revenues	$338,003	$75,613	$575,966	$989,225	$312,456	$64,637	$545,408	$921,987

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended July 1, 2018. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results” and under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended July 1, 2018 under the heading “Risk Factors.”

Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. For more than 40 years, 1-800-Flowers.com® has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee® backs every gift. The Company’s Celebrations Ecosystem includes the following brands: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, FruitBouquets.com®, Harry & David®, Moose Munch®, The Popcorn Factory®, Wolferman’s®, Personalization Universe®, Simply Chocolate®, GoodseySM, DesignPac®, and Stock Yards®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen its relationships with its customers. The Company also operates BloomNet®, an international floral wire service providing a broad-range of products and services designed to help professional florists grow their businesses profitably, as well as NapcoSM, a resource for floral gifts and seasonal décor. 1-800-FLOWERS.COM, Inc. received the Gold award in the “Mobile Payments and Commerce” category at the Mobile Marketing Association 2018 Global Smarties Awards. In addition, Harry & David was named to the Internet Retailer 2019 “The Hot 100” list. Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

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

When viewed together with our GAAP results, we believe segment contribution margin provides management and users of the financial statements meaningful information about the performance of our business segments.

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

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$144,821	$135,782	6.7%
BloomNet Wire Service	28,185	24,498	15.1%
Gourmet Food & Gift Baskets	75,445	78,458	(3.8% )
Corporate	263	264	(0.4% )
Intercompany eliminations	(301)	(457)	34.1%
Total net revenues	$248,413	$238,545	4.1%

Gross profit:
1-800-Flowers.com Consumer Floral	$56,334	$53,744	4.8%
	38.9%	39.6%

BloomNet Wire Service	14,071	12,931	8.8%
	49.9%	52.8%

Gourmet Food & Gift Baskets	26,848	26,532	1.2%
	35.6%	33.8%

Corporate	267	248	7.7%
	101.5%	93.9%

Total gross profit	$97,520	$93,455	4.3%
	39.3%	39.2%

EBITDA (non-GAAP)
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$15,364	$16,226	(5.3% )
BloomNet Wire Service	9,480	8,439	12.3%
Gourmet Food & Gift Baskets	(7,202)	(8,811)	18.3%
Segment Contribution Margin Subtotal	17,642	15,854	11.3%
Corporate (b)	(25,243)	(20,408)	(23.7% )
EBITDA (non-GAAP)	(7,601)	(4,554)	(66.9% )

Add: Stock-based compensation	1,903	933	104.0%
Add: Compensation charge related to NQDC Plan investment appreciation	1,294	30	4,213.3%
Adjusted EBITDA (non-GAAP)	$(4,404)	$(3,591)	(22.8% )

	Nine Months Ended
	March 31, 2019	April 1, 2018	% Change

Net revenues:
1-800-Flowers.com Consumer Floral	$338,003	$312,456	8.2%
BloomNet Wire Service	75,613	64,637	17.0%
Gourmet Food & Gift Baskets	575,966	545,408	5.6%
Corporate	845	851	(0.7% )
Intercompany eliminations	(1,202)	(1,365)	11.9%
Total net revenues	$989,225	$921,987	7.3%

Gross profit:
1-800-Flowers.com Consumer Floral	$131,254	$123,322	6.4%
	38.8%	39.5%

BloomNet Wire Service	38,306	35,682	7.4%
	50.7%	55.2%

Gourmet Food & Gift Baskets	250,550	236,152	6.1%
	43.5%	43.3%

Corporate (b)	777	836	(7.1% )
	92.0%	98.2%

Total gross profit	$420,887	$395,992	6.3%
	42.5%	42.9%

EBITDA (non-GAAP)
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$32,667	$33,988	(3.9% )
BloomNet Wire Service	25,375	22,832	11.1%
Gourmet Food & Gift Baskets	89,191	79,698	11.9%
Segment Contribution Margin Subtotal	147,233	136,518	7.8%
Corporate (b)	(67,303)	(59,448)	(13.2% )
EBITDA (non-GAAP)	79,930	77,070	3.7%
Add: Stock-based compensation	4,531	3,002	50.9%
Add: Compensation charge related to NQDC Plan investment appreciation	327	669	(51.2% )

Adjusted EBITDA (non-GAAP)	$84,788	$80,741	5.0%

Reconciliation of net income (loss) to adjusted net income (loss) (non-GAAP):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018

Net income (loss)	$(8,241)	$(8,463)	$43,071	$49,014
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP):
Deduct U.S. tax reform benefit on deferred taxes (c)	-	-	-	12,158
Adjusted net income (loss) (non-GAAP)	$(8,241)	$(8,463)	$43,071	$36,856

Basic and diluted net income (loss) per common share
Basic	$(0.13)	$(0.13)	$0.67	$0.76
Diluted	$(0.13)	$(0.13)	$0.65	$0.73

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$(0.13)	$(0.13)	$0.67	$0.57
Diluted	$(0.13)	$(0.13)	$0.65	$0.55

Weighted average shares used in the calculation of net income (loss) and adjusted net income (loss) per common share
Basic	64,194	64,527	64,383	64,694
Diluted	64,194	64,527	66,456	66,949

Reconciliation of net income (loss) to Adjusted EBITDA (non-GAAP):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018

Net income (loss)	$(8,241)	$(8,463)	$43,071	$49,014
Add:
Interest (income) expense, net	(1,315)	693	2,097	2,604
Depreciation and amortization	7,028	7,885	22,840	24,646
Income tax expense	-	-	11,922	806
Less:
Income tax benefit	5,073	4,669	-	-
EBITDA	(7,601)	(4,554)	79,930	77,070
Add: Compensation charge related to NQDC Plan investment appreciation	1,294	30	327	669
Add: Stock-based compensation	1,903	933	4,531	3,002
Adjusted EBITDA	$(4,404)	$(3,591)	$84,788	$80,741

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

Results of Operations

Net revenues

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$204,361	$196,866	3.8%	$780,882	$729,769	7.0%
Other	44,052	41,679	5.7%	208,343	192,218	8.4%
Total net revenues	$248,413	$238,545	4.1%	$989,225	$921,987	7.3%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 4.1% during the three months ended March 31, 2019, compared to the same period of the prior year, due to strong growth within the Consumer Floral and BloomNet segments during the Valentine’s Day holiday, as well as for everyday gifting occasions. Quarterly growth in these segments was partially offset by a year over year decline within the Gourmet Food & Gift Baskets segment, which was negatively impacted by the shift in the Easter Holiday from the third quarter in fiscal 2018 to the fourth quarter in fiscal 2019.

Net revenues increased 7.3% during the nine months ended March 31, 2019, compared to the same period of the prior year, due to strong customer demand for both holiday and everyday gifting occasions in our Gourmet Food & Gift Baskets and Consumer Floral segments, as well as membership, transaction and services growth in the BloomNet WireService segment, partially offset by the shift in the Easter Holiday referred to above.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	March 31, 2019				April 1, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues
E-commerce	$142,552	$-	$61,810	$204,362	$133,442	$-	$63,422	$196,864
Retail	1,189	-	5,727	6,916	1,272	-	6,326	7,598
Wholesale	-	9,321	7,908	17,229	-	8,838	8,710	17,548
BloomNet services	-	18,864	-	18,864	-	15,660	-	15,660
Other	1,080	-	-	1,080	1,068	-	-	1,068
Corporate	-	-	-	263	-	-	-	264
Eliminations	-	-	-	(301)	-	-	-	(457)
Net revenues	$144,821	$28,185	$75,445	$248,413	$135,782	$24,498	$78,458	$238,545

	Nine Months Ended				Nine Months Ended
	March 31, 2019				April 1, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues
E-commerce	$332,302	$-	$448,581	$780,883	$306,479	$-	$423,289	$729,768
Retail	3,113	-	38,477	41,590	3,199	-	39,270	42,469
Wholesale	-	23,247	88,908	112,155	-	22,204	82,849	105,053
Bloomnet services	-	52,366	-	52,366	-	42,433	-	42,433
Other	2,588	-	-	2,588	2,778	-	-	2,778
Corporate	-	-	-	845	-	-	-	851
Eliminations	-	-	-	(1,202)	-	-	-	(1,365)
Net revenues	$338,003	$75,613	$575,966	$989,225	$312,456	$64,637	$545,408	$921,987

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) increased by 3.8% during the three months ended March 31, 2019, compared to the same period of the prior year, as a result of growth within the Consumer Floral segment of 6.8%, partially offset by a decline in the Gourmet Foods & Gift Baskets segment of 2.5%, primarily due to the shift of the Easter holiday from the third quarter in fiscal 2018 to the fourth quarter in fiscal 2019. E-commerce revenues increased by 7.0% during the nine months ended March 31, 2019, compared to the same period of the prior year, as a result of growth within the Consumer Floral segment of 8.4% and growth in the Gourmet Foods & Gift Baskets segment of 6.0%. During the three months ended March 31, 2019, the Company fulfilled approximately 3,047,000 orders through its e-commerce sales channels (online and telephonic sales), a decrease of 0.9% compared to the same period of the prior year, while average order value increased 4.7%, to $67.07, during the three months ended March 31, 2019, compared to the same period of the prior year, primarily due to product sales and segment mix shift due to the timing of the Easter Holiday. During the nine months ended March 31, 2019, the Company fulfilled approximately 10,130,000 orders through its e-commerce sales channels (online and telephonic sales), an increase of 4.6% compared to the same period of the prior year, while average order value increased 2.3%, to $77.08 during the comparative period.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food & Gift Baskets segments. Other revenues increased by 5.7% during the three months ended March 31, 2019, compared to the same period of the prior year, due to growth within the BloomNet Wire Service segment of 15%, partially offset by a decline in the Gourmet Foods & Gift Baskets segment of 9.3%, primarily due to the Easter shift. Other revenues increased by 8.4% during the nine months ended March 31, 2019, compared to the same period of the prior year, primarily as a result of growth within the Bloomnet and Gourmet Foods & Gift Baskets segments of 17.0% and 4.3%, respectively.

Revenue by segment:

1-800-Flowers.com Consumer Floral – this segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 6.7% and 8.2%, during the three and nine months ended March 31, 2019, compared to the same periods of the prior year, due to volume growth in both holiday and “everyday” gifting occasions, such as Birthday, Sympathy, Get-well, and Thank-you, driven in part by the Company’s investments in strategic marketing and merchandising programs designed to accelerate growth and increase market share.

BloomNet Wire Service -revenues in this segment are derived from membership fees as well as other product and service offerings to florists. Net revenues increased 15.0% and 17.0% during the three and nine months ended March 31, 2019, respectively, compared to the same periods of the prior year, primarily due to higher services revenues, including membership, reciprocity, clearinghouse, directory and transaction fees, driven by increased 1-800-Flowers and florist-to-florist orders sent through the network, as well as an increase in wholesale product volume.

Gourmet Food & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stockyards, Cheryl’s, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues decreased 3.8% during the three months ended March 31, 2019, compared to the same period of the prior year primarily due to the Easter holiday shift, partially offset by Harry & David and 1-800-Baskets growth in “everyday” occasions. Net revenues increased 5.6% during the nine months ended March 31, 2019, compared to the same period of the prior year attributable to: (i) strong growth at Harry & David, driven by improved merchandising assortments, increased investments in digital marketing programs, which contributed to new customer growth, and its “Share More” messaging which resonated with customers; and (ii) strong growth in the 1-800-Baskets/DesignPac business due to increased demand from new and existing wholesale customers, as well as e-commerce demand for the Simply Chocolates line of products, partially offset by the impact of the Easter holiday.

Gross profit

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)

Gross profit	$97,520	$93,455	4.3%	$420,887	$395,992	6.3%
Gross profit %	39.3%	39.2%		42.5%	42.9%

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

Gross profit increased 4.3% and 6.3% during the three and nine months ended March 31, 2019, respectively, compared to the same periods of the prior year, due to the increase in revenues noted above. Gross profit percentage increased 10 basis points, during the three months ended March 31, 2019, compared to the same period of the prior year, as a result of lower promotional activity, and reduced transportation costs due to logistics initiatives, partially offset by BloomNet’s lower gross margin percentage due to sales mix. Gross profit percentage decreased 40 basis points during the nine months ended March 31, 2019 compared to the same period of the prior year, reflecting BloomNet’s lower gross margin percentage, as well as rising seasonal labor costs, and the growth of our Celebrations Passport free shipping program, partially offset by Gourmet Food & Gift Baskets logistics initiatives, which reduced per order transportation costs, as well as manufacturing initiatives including automation and shifting some production to earlier in the season to better utilize our core workforce.

Consumer Floral segment - Gross profit increased by 4.8% and 6.4% during the three and nine months ended March 31, 2019, respectively, compared to the same periods of the prior year, as a result of the revenue increases noted above, partially offset by a decrease in gross profit percentage of 70 basis points during both periods in comparison to the respective periods of the prior year. The lower gross profit percentages reflect higher product costs, an increased Celebrations Passport program participation, which has improved customer loyalty and purchase frequency, and increased transportation costs.

BloomNet Wire Service segment - Gross profit increased by 8.8% and 7.4% during the three and nine months ended March 31, 2019, respectively, compared to the same periods of the prior year, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 290 and 450 basis points to 49.9% and 50.7%, respectively. The lower gross profit percentages are due to the mix impact resulting from the increase in the volume of lower margin florist-to-florist orders on membership and transaction fee margins.

Gourmet Food & Gift Baskets segment - Gross profit increased by 1.2% during the three months ended March 31, 2019, compared to the same period of the prior year, due to improved margins, partially offset by the decrease in revenue due to the Easter shift as noted above. Gross profit percentage increased 180 basis points to 35.6% during the three months ended March 31, 2019, reflecting logistics initiatives to reduce shipping and transportation costs, combined with strategic pricing initiatives. Gross profit increased 6.1% during the nine months ended March 31, 2019, compared to the same period of the prior year, due to the increase in revenues noted above, as well as increased margins. Gross profit percentage increased 20 basis points to 43.5% during the nine months ended March 31, 2019, due to logistics initiatives which reduced shipping and transportation costs, combined with strategic pricing initiatives, and improved operational performance at Cheryl’s, partially offset by rising labor costs, and penetration of the Celebrations Passport program.

Marketing and sales expense

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)

Marketing and sales	$71,163	$68,215	4.3%	$243,781	$231,708	5.2%
Percentage of net revenues	28.6%	28.6%		24.6%	25.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 4.3% and 5.2% during the three and nine months ended March 31, 2019, primarily due to increased advertising spend within the Consumer Floral and Gourmet Food & Gift Baskets segments, as a result of the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, coupled with an increase in performance-based bonuses and timing of catalog amortization due to the adoption of ASC 606. Increased efficiency around our digital marketing programs generated strong revenue growth, which in turn, enabled us to leverage our platform, while automation initiatives in our service centers drove lower customer service costs. As a result, despite the shift of the Easter Holiday, marketing and sales as a percentage of net revenues, during the three months ended March 31, 2019, was consistent with prior year at 28.6%, and decreased by 50 basis points, to 24.6%, during the nine months ended March 31, 2019 compared to the same period of the prior year.

The variances above include the impact of the adoption of ASC 606, which requires that the costs of producing and distributing the Company’s catalogs be expensed upon mailing, instead of being capitalized and amortized in direct proportion to the actual sales. During the three months ended March 31, 2019, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $1.6 million higher. During the nine months ended March 31, 2019, assuming we had not adopted the new revenue standard, “Marketing and sales” expense, within our statement of operations, would have been approximately $0.4 million higher.

Technology and development expense

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)

Technology and development	$11,511	$10,241	12.4%	$32,696	$29,086	12.4%
Percentage of net revenues	4.6%	4.3%		3.3%	3.2%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 12.4% during the three and nine months ended March 31, 2019, respectively, compared to the same periods of the prior year, primarily due to increased license and maintenance costs required to support the Company’s technology platform, as well an increase in labor due to annual merit increases and an increase in performance-based bonuses.

General and administrative expense

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)

General and administrative	$22,447	$19,553	14.8%	$64,480	$58,128	10.9%
Percentage of net revenues	9.0%	8.2%		6.5%	6.3%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 14.8% and 10.9% during the three and nine months ended March 31, 2019, respectively, compared to the same periods of the prior year, primarily due to an increase in labor costs related to performance-based bonuses, as well as an increase in the value of Non-Qualified Deferred Compensation Plan investments (increase offset in Other (income) expense net line item on the financials statement – see below).

Depreciation and amortization expense

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)

Depreciation and amortization	$7,028	$7,885	(10.9%)	$22,840	$24,646	(7.3%)
Percentage of net revenues	2.8%	3.3%		2.3%	2.7%

Depreciation and amortization expense during the three and nine months ended March 31, 2019, decreased 10.9% and 7.3%, respectively, compared to the same periods of the prior year, as certain short-lived assets were fully depreciated/amortized in the first half of fiscal 2019.

Interest (income) expense, net

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)

Interest (income) expense, net	$(30)	$662	104.5%	$2,390	$2,919	18.1%

Interest (income) expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s 2016 Amended Credit Agreement (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest (income) expense, net decreased 104.5% and 18.1% during the three and nine months ended March 31, 2019, respectively, compared to the same periods of the prior year, due to higher invested cash balances and associated rates earned on these balances, combined with a declining outstanding Term Loan balance, partially offset by increasing interest rates on the Company’s variable rate Revolver.

Other (income) expense, net

	Three Months Ended			Nine Months Ended
	March 31, 2019	April 1, 2018	% Change	March 31, 2019	April 1, 2018	% Change
	(dollars in thousands)

Other (income) expense, net	$(1,285)	$31	4,245.2%	$(293)	$(315)	(7.0%)

Other income, net for the three and nine months ended March 31, 2019 consists primarily of investment (gains) losses of the Company’s Non-Qualified Deferred Compensation Plan assets.

Other income, net for the three and nine months ended April 1, 2018 consists primarily of investment (gains) of the Company’s Non-Qualified Deferred Compensation Plan assets, partially offset by a $0.2 million impairment related to the Company’s equity method investment in Flores Online (see Note 7 - Investments above).

Income Taxes

The Company recorded an income tax benefit of $5.1 million and $4.7 million during the three months ended March 31, 2019 and April 1, 2018, respectively, and income tax expense of $11.9 million and $0.8 million during the nine months ended March 31, 2019 and April 1, 2018, respectively. The Company’s effective tax rate for the three and nine months ended March 31, 2019 was 38.1% and 21.7% respectively, compared to 35.6% and 1.6% in the same periods of the prior year. The effective rates for fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including increased excess tax benefits from stock-based compensation. The effective rates for fiscal 2018 differed from the transitional U.S. federal tax rate of 28.0% due to a tax benefit of $12.2 million, or $0.18 per diluted share, recognized during the second quarter of fiscal 2018, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21% as a result of the Tax Act (see Note 1 – Accounting Policies above), and various permanent differences, tax credits, and return to provision adjustments related to the filing of the Company’s fiscal 2017 tax return, partially offset by state income taxes. At March 31, 2019, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2016 Amended Credit Agreement (see Note 8 - Debt in Item 1 for details). At March 31, 2019, the Company had working capital of $179.9 million, including cash and cash equivalents of $206.4 million, compared to working capital of $148.2 million, including cash and cash equivalents of $147.2 million, at July 1, 2018. As of March 31, 2019, there were no borrowings outstanding under the Company’s working capital Revolver. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within its second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, cash generated during the second quarter is expected to be sufficient to provide for operating needs until the second quarter of fiscal 2020, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases.

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

Cash Flows

Net cash provided by operating activities of $97.0 million for the nine months ended March 31, 2019, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization and stock based compensation, as well as seasonal changes in working capital, including increases in accounts payable and accrued expenses, and reductions in inventory, partially offset by increases in receivables.

Net cash used in investing activities of $16.8 million for the nine months ended March 31, 2019, was primarily attributable to capital expenditures related to the Company's technology initiatives and Gourmet Food & Gift Baskets segment manufacturing production, warehousing and orchard planting equipment.

Net cash used in financing activities of $21.0 million for the nine months ended March 31, 2019 was primarily due to Term Loan repayments of $7.2 million, the acquisition of $14.8 million of treasury stock, partially offset by $0.9 million in proceeds from exercise of employee stock options.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of March 31, 2019, $5.2 million remained authorized under the plan. See Item 2 in Part II below for details.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2016 Amended Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 and $0.4 million during the three and nine months ended March 31, 2019, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On August 30, 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of March 31, 2019, $5.2 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2019, which includes the period July 2, 2018 through March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/02/18 - 07/29/18	-	$-	-	$19,997
07/30/18 - 08/26/18	-	$-	-	$19,997
08/27/18 - 09/30/18	345.6	$11.66	345.6	$15,957
10/01/18 – 10/28/18	318.4	$11.12	318.4	$12,409
10/29/18 – 11/25/18	346.0	$12.70	346.0	$8,010
11/26/18 – 12/30/18	115.0	$12.31	115.0	$6,591
12/31/18 – 01/27/19	90.0	$12.80	90.0	$5,436
01/28/18 – 02/24/19	15.3	$13.34	15.3	$5,231
02/25/19 – 03/31/19	-	-	-	$5,231
Total	1,230.3	$11.98	1,230.3

(1) Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.2	Second Amended and Restated By-Laws (Current Report on Form 8-k filed on April 29, 2019, Exhibit 3.2)**
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

* Filed herewith.

** Incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the reference in brackets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 10, 2019	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: May 10, 2019	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)