Form 10-K
period 2019-06-30
1 800 FLOWERS COM INC
filed 2019-09-13
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 30, 2018, was approximately $293,052,000. The registrant has no non-voting common stock.

36,005,088

(Number of shares of class A common stock outstanding as of September 6, 2019)

28,542,823

(Number of shares of class B common stock outstanding as of September 6, 2019)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended June 30, 2019

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

The Company’s Celebrations Ecosystem includes the following brands: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, FruitBouquets.comSM, Harry & David®, Moose Munch®, The Popcorn Factory®, Wolferman’s®, Personalization Universe®, Simply Chocolate®, Goodsey®, DesignPac®, Stock Yards®, and Shari's Berries®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen its relationships with its customers. The Company also operates BloomNet®, an international floral wire service providing a broad-range of products and services designed to help professional florists grow their businesses profitably; as well as NapcoSM, a resource for floral gifts and seasonal décor.

1-800-FLOWERS.COM, Inc. received the Gold award in the “Mobile Payments and Commerce” category at the Mobile Marketing Association 2018 Global Smarties Awards. In addition, Harry & David was named to the Internet Retailers 2019 “The Hot 100” list. In 2017, 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers list. This prestigious list, compiled annually by the National Retail Federation (NRF), ranks the nation’s fastest-growing retailers by year-over-year domestic sales growth. The Company also received the Gold award in the “Best Artificial Intelligence” category at the Data & Marketing Association’s 2017 International ECHO Awards.

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

The Origins of 1-800-FLOWERS.COM

The Company’s operations began in 1976 when James F. McCann, the Company’s founder and current Executive Chairman of the Board of Directors, acquired a single retail florist in New York City, which he subsequently expanded to a 14-store chain. Thereafter, the Company modified its business strategy to take advantage of the rapid emergence of toll-free calling. The Company acquired the right to use the toll-free telephone number 1-800-FLOWERS, adopted it as its corporate identity and began to aggressively build a national brand around it. The Company believes it was one of the first companies to embrace this new way of conducting business.

In order to support the growth of its toll-free business and to provide superior customer service, the Company developed an operating infrastructure that incorporated the best available technologies. Over time, the Company implemented a sophisticated transaction processing system that facilitated rapid order entry and fulfillment, while adding customer service capabilities to handle increasing call volume.

To enable the Company to deliver products reliably nationwide, on a same-day or next-day basis, and to market pre-selected, high-quality floral products, the Company created BloomNet, a nationwide network including independent local florists selected for their high-quality products, superior customer service and order fulfillment and delivery capabilities.

1-800-FLOWERS.COM offers a broad range of truly original gifts through a multi-channel strategy, making it easy for millions of customers to deliver smiles for every occasion. Complementing its retail, telephonic and e-commerce channels, 1-800-FLOWERS.COM is a pacesetter in social and mobile platforms, pioneering award-winning marketing programs and applications. As a result, the Company has developed relationships with customers who purchase products for both a wide range of celebratory gifting occasions as well as for everyday personal use. In addition to offering a broad selection of unique products that a customer could expect to find in a high-end florist and gift shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware, gourmet gift baskets, and fruit bouquet arrangements, the Company has also significantly expanded its presence in the gourmet food and gift baskets category. Through a combination of organic initiatives and strategic acquisitions, the Company has leveraged its leadership position in the floral gifting category to create a leading position in the growing gourmet foods & gift baskets category.

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

The Company believes its brands are characterized by:

●

Convenience. The Company’s product offerings can be purchased through the Company’s website via desktop or mobile devices, as well as through Amazon Alexa, Facebook Messenger, Google Assistant, Apple Business Chat, Samsung Chatbot, or Google Rich Business Messaging, to help guide customers to the perfect gift across our brands. For those customers who prefer a personal gift advisor to assist them, the Company’s toll-free telephone numbers are available 24 hours a day, seven days a week.

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

●

Selection. Over the course of a year, the Company offers more than 10,200 varieties of fresh-cut flowers, floral and fruit bouquets and plants, and more than 11,300 SKUs of gifts, gourmet foods and gift baskets, cookies and chocolates.

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
E-commerce marketplace bringing our customers unique products from the best companies. Find it. Love it. Gift it.

BLOOMNET WIRESERVICE SEGMENT
Provider of products and services to the professional florist.
Wholesale merchandiser and marketer of floral industry and related products, acquired in July 2008.

GOURMET FOODS & GIFT BASKETS SEGMENT
Multi-channel specialty retailer and producer of premium gift quality fruit, gourmet food products and other gifts marketed under the Harry & David and Cushman’s brands, acquired in September 2014.
Manufacturer and retailer of indulgent bakery gifts, including super-thick English muffins, toppings, and desserts, acquired in September 2014 in conjunction with the purchase of Harry & David.
Multi-channel retailer and manufacturer of small batch gourmet buttery caramel and chocolate covered popcorn, acquired in September 2014 in conjunction with the purchase of Harry & David.
E-commerce provider of gourmet steaks, chops, burgers and other gourmet meat gifts.
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

The Company believes that these initiatives and its continued focus on the following core values will drive long-term profitable growth:

●

Know and Take Care of Our Customers - by providing the right products and the best services with consistent, excellent quality and value to help them express themselves and deliver smiles. Harry & David was named to the Internet Retailers 2019 “The Hot 100” list. In 2017, 1-800-Flowers.com was awarded the Gold Stevie “e-Commerce Customer Service” Award, recognizing the Company’s innovative use of online technologies and social media to service the needs of customers.

●

Maintain and Enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. During fiscal 2015, the Company completed the purchase of Harry & David, and in order to finance the acquisition, entered into a credit agreement consisting of a term loan and a new revolving credit facility, assuring capital availability and future flexibility. In December 2016, the Company amended and restated the previous credit agreement to, among other things, extend the maturity date of the $115.0 million outstanding term loan and the revolving credit facility by approximately two years to December 23, 2021. In May 2017, the Company sold its underperforming Fannie May business, generating more than $100 million in cash. In May 2019, the Company amended and restated the previous credit agreement to, among other things, increase the amount of the outstanding term loan from approximately $97 million to $100 million, extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points.

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

o

Progressive Web App (“PWA’) technology deployed on the Company's category-leading mobile and desktop platforms, significantly ramping up speed and functionality for its growing volume of mobile customers;

o	Smart Gift – a digital gifting application that enables customers to send a gift even when they don’t have their recipient’s address – and allows the recipient to:
■	choose their gift from our family of brands,
■	choose their preferred delivery address, and
■	even pick their delivery date – involving the recipient in the full gifting experience;

o	a new, responsive, widescreen website design we rolled out across our family of brands with enhanced navigation functionality;

o	our digital self-service portal, allowing customers to:
■	track their orders,
■	make modifications to delivery dates, addresses and even their gift message, and
■	further enhancing our already historically high customer satisfaction metrics;

o	interactive, telephonic virtual assistant, integrating artificial intelligence and human understanding to reduce average time on hold and increase our already high customer satisfaction metrics; and

o	Smart Message – an augmented-reality, gift-messaging feature available on our iOS mobile app, designed to help our customers express themselves.

Business Segments

The Company operates in the following three business segments: Consumer Floral, Gourmet Foods & Gift Baskets, and BloomNet Wire Service. The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, FruitBouquets.com, Flowerama, Personalization Universe and Goodsey, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David (which includes Wolferman’s, Moose Munch and Stock Yards), Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, DesignPac and 1-800-Baskets (which includes Simply Chocolate). The BloomNet Wire Service segment includes the operations of BloomNet and Napco.

On May 30, 2017, the Company sold its Fannie May subsidiary, which was previously included within the Gourmet Foods & Gift Baskets segment – see Note 4. in Item 15 below for details.

The Company’s Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral and fruit arrangements and plants, gifts, popcorn, gourmet foods and gift baskets, cookies, chocolates, candy, wine, and gift-quality fruit. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s merchandising team works closely with manufacturers and suppliers to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that customers have embraced and come to expect.

During each of fiscal 2019, 2018 and 2017, approximately 1% of consolidated net revenue came from international sources.

Flowers and Plants. The Company offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the Fruit Bouquets brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry & David, Wolferman’s, Cushman’s and Moose Munch brands. The Company also licenses the Stock Yards name through which it sells premium meats. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-Baskets.com brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolate, launched in November 2017, offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

BloomNet Products and Services. The Company’s BloomNet business provides its members with products and services, including: (i) clearinghouse services, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) access services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink®, the Company’s proprietary Internet-based system, (iv) other services including web hosting, marketing services and point of sale, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

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

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities. For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for all of its brands to receive broad national exposure in front of an estimated 15 million viewers, while also being included in the Walk of Shame movie. Our “Summer of a Million Smiles” charitable efforts deliver smiles to local charities, communities and service initiatives across the country. We also introduced our enterprise-wide “Gifts That Give Back” collection in support of our Smiles Farms philanthropic initiative which is focused on creating meaningful employment opportunities for individuals with developmental disabilities – a program that we are proud to have founded. And, in what can be considered one of the best compliments a brand can receive, 1-800-Flowers.com’s place in America’s cultural fabric was confirmed when the brand was featured in a great spoof on Mother’s Day family relations during a Saturday Night Live skit.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, by providing value-added loyalty programs such as Celebrations Reminders and Passport and continually investing and innovating how and where it engages with its customers. Examples of these efforts include the Company’s active social media presence, and use of new and innovative platforms to reach customers, whether it be Facebook’s Messenger, Amazon’s Alexa voice-enabled platform, Google Assistant, Apple Business Chat, Samsung Chatbot or Google Rich Business Management. The Company also launched Smart Gift, a digital gifting application that enables customers to send a gift even when they don’t have their recipient’s address. The Company strives to improve our customer’s experience, and recently launched a digital self-service portal, allowing customers to track their orders, make modifications to delivery dates, addresses, and even their gift message, further enhancing the Company’s already historically high customer satisfaction metrics. In addition, through customer panel research, the Company has created a number of signature products designed to increase everyday purchases, including the “a DOG-able™” and “Fabulous Feline™” collections, the Unicorn line – based on the success of our Enchanting Unicorn floral arrangement – including Magical Unicorn Truffle Cake Pops and the Dazzling Unicorn, succulents collection, Fruit Bouquet Cookie Flower and Emoji arrangements, Cookie Cards, Fruit Bouquets, as well as Harry & David’s signature Comice pears, Moose Munch popcorn, and Gourmet line, all of which build upon the Company’s efforts to offer unique products, a strategy which stems back to the Company’s earliest signature collections, such as the still popular “Birthday Cake” and “Happy Hour” collections.

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

The Company’s Websites

The Company offers its products primarily through its multi-branded 1-800-FLOWERS.COM (www.1800flowers.com) website. The Company’s customers can access its family of brands through “tabs” on this Universal Resource Locators (“URL”), as well as through the URL of any of our family of brands, all with multi-brand functionality. Customers can come directly to the Company’s websites or be linked by one of the Company’s portal providers, search engine, affiliate or social media relationships. A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s URLs.

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

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company’s online and telephonic orders are fed directly from the Company’s secure websites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company distribution center or, for florist fulfilled or drop-shipped items, selects a florist or vendor to fulfill the customer's order and electronically transmits the necessary information using BloomLink, the Company’s proprietary Internet-based system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information. We also launched an interactive, telephonic virtual assistant, integrating artificial intelligence and human understanding to reduce customer wait times and improve the customer experience.

The Company’s technology infrastructure, primarily consisting of the Company’s websites, transaction processing, manufacturing and warehouse management, customer databases and telecommunications systems, is built and maintained for reliability, security, scalability and flexibility. To minimize the risk of service interruptions from unexpected component or telecommunications failure, maintenance and upgrades, the Company has built back-up and system redundancies into those components of its systems that have been identified as critical.

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

To ensure reliable and efficient communication of online and telephonic orders to its BloomNet members and third party gift vendors, the Company developed BloomLink, a proprietary and secure Internet-based system which is available to all BloomNet members and third-party gift vendors. The Company also has the ability to arrange for international delivery of floral products through third-party relationships.

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

In addition to its florist designed product, the Company also offers its customers an alternative through its direct ship products fresh from the farm.

Gourmet Foods & Gift Baskets. The Company offers a wide array of premium branded signature baked products, confections, gift baskets, gourmet popcorn, giftable fruit towers and baskets through its Gourmet Foods & Gift Baskets’ brands. The Company’s Cheryl’s cookies and baked gifts are manufactured in its baking facility in Westerville, Ohio, while the Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, located in Melrose Park, Illinois. Our products are distributed from a combination of Company owned and leased distribution facilities, across the country, which are shared by our brands in order to reduce both transit time to customer, and overall logistics costs. As of June 30, 2019, the Company operates 7 Cheryl’s and 39 Harry & David retail stores.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. Additionally, due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2017, Easter was on April 16th, which resulted in the shift of most Easter-related revenue and EBITDA into the Company’s fourth quarter. In fiscal 2018, Easter was on April 1st, which resulted in the shift of Easter-related revenue and EBITDA into the Company’s third quarter. In fiscal 2019, Easter was on April 21st, which resulted in the shift of most Easter-related e-commerce and retail revenue and associated EBITDA, from the Company’s third quarter, back to its fourth quarter. In fiscal 2020, Easter falls on April 12th, which is not expected to result in a material quarterly shift of revenues compared to fiscal 2019.

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

● taxation and tariffs;

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets.com”, "FruitBouquets.com", "BloomNet", “GreatFood.com”, “The Popcorn Factory”, “Cheryl’s Cookies”, “Mrs. Beasley’s”, “Celebrations Passport”, “Flowerama”, “DesignPac”, “Napco”, “Harry & David”, “Wolferman’s", “Moose Munch”, Cushman’s”, “Goodsey”, “Simply Chocolate”, and “Personalization Universe”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.personalizationuniverse.com, www.goodsey.com, www.greatfood.com, www.stockyards.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com and www.wolfermans.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Employees

As of June 30, 2019, the Company had a total of 4,095 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

If a florist discontinues its relationship with the Company, the Company’s customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company’s arrangements with local florists for order fulfillment may be terminated by either party with 10 days' notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same geographic area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

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

We are dependent on international vendors for our supply of flowers, as well as certain components and products, exposing us to significant regulatory, global economic, taxation, political instability and other risks, which could adversely impact our financial results.

The availability and price of flowers, as well as certain components and products that we rely on to manufacture and sell our products could be adversely affected by a number of factors affecting international locations, including:

● import duties and quotas;
● agricultural limitations and restrictions to manage pests and disease;
● changes in trading status;
● economic uncertainties and currency fluctuations;
● severe weather;
● work stoppages;
● foreign government regulations and political unrest; and
● trade restrictions, including United States retaliation against foreign trade practices.

The U.S. administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct business. As a result, there may be greater restrictions and economic disincentives on international trade and such changes have the potential to adversely impact the U.S. economy, our industry and the demand for our products. In addition, it may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes, and as a result, such changes could have a material adverse effect on our business, financial condition and results of operations.

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

A privacy or data security breach could expose us to costly government enforcement actions and private litigation and adversely affect our business. An important component of our business involves the receipt, processing, transmittal, and storage of personal, confidential or sensitive information about our customers. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff. In addition, security breaches can also occur as a result of intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Any actual or suspected security breach or other compromise of our security measures or those of our third party vendors whether as a result of banking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws regulations or other legal obligations. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a privacy or data breach.

Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.  A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of personal information. We also may choose to comply with, or may be required to comply with, self-regulatory obligations or other industry standards. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations, and laws providing for new privacy and security rights and requirements may be enacted or come into effect in different jurisdictions. These requirements may be enacted, interpreted or applied in a manner that is inconsistent from one jurisdiction to another or in a manner that conflicts with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state or international privacy or consumer protection- related laws, regulations, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others, including claims for statutory damages asserted on behalf of purported classes of affected persons or other liabilities or require us to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to customers, which could materially adversely affect our business, financial condition and operating results.

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

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company’s brand. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its website and in its toll-free customer service centers. The Company’s operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data) or similar events. The Company’s systems have in the past, and may in the future, experience:

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

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact interest expense related to borrowings under our credit facilities. We may in the future pursue amendments to our credit facilities to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 30, 2019 that remain unresolved.

Item 2.     PROPERTIES

The table below lists the Company’s material properties at June 30, 2019:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,103,000	owned
Medford, OR	Warehouse	Storage	405,800	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Obetz, OH	Warehouse	Distribution	239,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Carle Place, NY	Office	Headquarters	80,500	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Obetz, OH	Warehouse	Storage - Holiday	62,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,927 (acres)	owned
Jackson County, OR	Land	Fallow land	1,394 (acres)	owned

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

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2018, 78,780 shares of Class B common stock were converted into shares of Class A common stock, while none were converted during fiscal 2019.

Holders

As of September 6, 2019, there were approximately 230 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 6, 2019, there were approximately 7 stockholders of record of the Company’s Class B common stock.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million, then in August 2017, the Board of Directors increased the authorization to $30.0 million, and subsequently increased it once more on June 27, 2019 to $30.0 million. The Company repurchased a total of $14.8 million (1,230,303 shares), $12.2 million (1,269,059 shares) and $10.7 million (1,120,706 shares) during the fiscal years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively, under this program. As of June 30, 2019, $30.0 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended June 30, 2019, which includes the period July 2, 2018 through June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/02/18 - 07/29/18	-	$-	-	$19,997
07/30/18 - 08/26/18	-	$-	-	$19,997
08/27/18 - 09/30/18	345.6	$11.66	345.6	$15,957
10/01/18 – 10/28/18	318.4	$11.12	318.4	$12,409
10/29/18 – 11/25/18	346.0	$12.70	346.0	$8,010
11/26/18 – 12/30/18	115.0	$12.31	115.0	$6,591
12/31/18 – 01/27/19	90.0	$12.80	90.0	$5,436
01/28/18 – 02/24/19	15.3	$13.34	15.3	$5,231
02/25/19 – 03/31/19	-	-	-	$5,231
04/01/19 – 04/28/19	-	-	-	$5,231
04/29/19 – 05/26/19	-	-	-	$5,231
05/27/19 – 06/30/19	-	-	-	$30,000
Total	1,230.3	$11.98	1,230.3

(1) Average price per share excludes commissions and other transaction fees.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the fiscal years ended June 30, 2019, July 1, 2018 and July 2, 2017 and the consolidated balance sheet data as of June 30, 2019 and July 1, 2018, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the fiscal years ended July 3, 2016 and June 28, 2015, and the selected consolidated balance sheet data as of July 2, 2017, July 3, 2016 and June 28, 2015, are derived from the Company’s audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of income and balance sheet data. The Company acquired Harry & David in September 2014, acquired iFlorist in December 2013 (subsequently disposed of in October 2015), Pingg Corp. in May 2013 (subsequently disposed of in June 2015), and Fine Stationery, Inc. in May 2011 (subsequently disposed of in June 2015). The following financial data reflects the results of operations of these subsidiaries since their respective dates of acquisition. In May 2017, the Company completed the disposition of its Fannie May business. The following data reflects the results of operations of these subsidiaries until their dates of disposition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	June 30, 2019	July 1, 2018	July 2, 2017	July 3, 2016	June 28, 2015
Consolidated Statement of Income Data:	(in thousands, except per share data)

Net revenues	$1,248,623	$1,151,921	$1,193,625	$1,173,024	$1,121,506
Cost of revenues	722,502	662,896	673,344	655,566	634,311
Gross profit	526,121	489,025	520,281	517,458	487,195
Operating expenses:
Marketing and sales	319,636	298,810	317,527	318,175	299,801
Technology and development	43,758	39,258	38,903	39,234	34,745
General and administrative	87,654	77,440	84,116	84,383	85,908
Depreciation and amortization	29,965	32,469	33,376	32,384	29,124
Total operating expenses	481,013	447,977	473,922	474,176	449,578
Operating income	45,108	41,048	46,359	43,282	37,617
Interest expense, net	2,769	3,631	5,821	6,674	5,753
Other income (expense), net	644	605	15,471	14,839	(1,550)
Income before income taxes	42,983	38,022	56,009	51,447	30,314
Income tax expense (benefit)	8,217	(2,769)	11,968	15,579	10,930
Net income	34,766	40,791	44,041	35,868	19,384
Less: Net loss attributable to noncontrolling interest	-	-	-	(1,007)	(903)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$34,766	$40,791	$44,041	$36,875	$20,287

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic net income per common share	$0.54	$0.63	$0.68	$0.57	$0.31

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Diluted net income per common share	$0.52	$0.61	$0.65	$0.55	$0.30

Weighted average shares used in the calculation of net income per common share:
Basic	64,342	64,666	65,191	64,896	64,976
Diluted	66,457	66,938	67,735	67,083	67,602

	As of
	June 30, 2019		July 1, 2018	July 2, 2017	July 3, 2016		June 28, 2015
				(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$172,923		$147,240	$149,732	$27,826		$27,940
Working capital	175,741	**	148,222	132,227	45,798		36,361
Total assets	606,440	**	570,889	552,470	502,941	*	501,946
Long-term liabilities	136,232		131,186	145,056	139,494	*	168,083
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	342,711	**	314,904	282,239	242,586		208,449

* In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” The Company adopted this ASU in fiscal 2017, and the impact of the adoption of the new guidance was to reclassify $3.6 million of deferred financing costs previously included within “Other Assets” to “Long-term debt” in the consolidated balance sheets as of July 1, 2018 – see Note 2. in Item 15 below for details. We have not reclassified previous fiscal years for the purposes of this presentation.

** In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” amending revenue recognition guidance (“ASC 606”). The Company adopted this ASU effective July 2, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by $0.3 million, reduced accrued expenses by $1.1 million and decreased prepaid expense by $0.8 million– see Note 2. in Item 15 below for details . The comparative information presented in this Form 10-K has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact to our net income for the fiscal year 2019.

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

Business overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. For more than 40 years, 1-800-Flowers.com has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift.

The Company’s Celebrations Ecosystem includes the following brands: 1-800-Flowers.com, 1-800-Baskets.com, Cheryl’s Cookies, FruitBouquets.com, Harry & David, Moose Munch, The Popcorn Factory, Wolferman’s, Personalization Universe, Simply Chocolate, Goodsey, DesignPac, and Stock Yards. Through the Celebrations Passport loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen its relationships with its customers. The Company also operates BloomNet, an international floral wire service providing a broad-range of products and services designed to help professional florists grow their businesses profitably; as well as Napco, a resource for floral gifts and seasonal décor.

1-800-FLOWERS.COM, Inc. received the Gold award in the “Mobile Payments and Commerce” category at the Mobile Marketing Association 2018 Global Smarties Awards. In addition, Harry & David was named to the Internet Retailers 2019 “The Hot 100” list. In 2017, 1-800-FLOWERS.COM, Inc. was named to the Stores® 2017 Hot 100 Retailers list. This prestigious list, compiled annually by the National Retail Federation (NRF), ranks the nation’s fastest-growing retailers by year-over-year domestic sales growth. The Company also received the Gold award in the “Best Artificial Intelligence” category at the Data & Marketing Association’s 2017 International ECHO Awards.

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

In fiscal 2015, the Company acquired Harry & David, whose iconic brands transformed the Company into a destination for premier gifting. Having successfully completed the integration of Harry & David, and generating synergistic operating cost savings in fiscal 2016 and 2017, the Company turned its focus towards unlocking the revenue growth potential of its family of brands. During fiscal 2018, the 1-800-Flowers.com and BloomNet brands increased their marketing and promotional spending to take advantage of favorable competitive circumstances, knowing that efforts to take market share would hurt short term earnings performance, but improve their customer file, and ultimately their respective longer-term earnings outlooks. While these efforts were successful in accelerating annual comparable revenue growth to 3.7%, highlighted by second half growth of 5.8%, and positioned the Company for continued future growth, operational issues within the Gourmet Foods & Gift Baskets segment, in addition to the increased marketing spending, and sale of Fannie May, negatively impacted the Company’s earnings during fiscal 2018. As a result, Adjusted EBITDA declined from $85.9 million in fiscal 2017 to $78.9 million in fiscal 2018.

Prior to the setback in fiscal 2018, since fiscal 2010, the Company had been successful in achieving steady annualized Adjusted EBITDA improvement, primarily through cost reductions, efficiency improvements, and modest revenue growth. However, the Company understood that in order to increase its pace of earnings, it needed to accelerate its rate of revenue growth, which in turn required a period of investment in marketing and branding, that has temporarily slowed short-term EBITDA growth, but, is ultimately expected to result in higher longer-term profitability. Given the market landscape and competitive advantage earned by the 1-800-Flowers brand, as well as the successful efforts to re-invigorate Harry & David's performance, coming into fiscal 2019, the Company believed that it was well positioned to capture additional market share and generate incremental growth. The Company executed on its growth strategy during fiscal 2019, generating a revenue increase of 8.4% in comparison to fiscal 2018’s adjusted growth rate of 3.7%, and despite the incremental marketing and merchandising investment spend behind the 1-800-Flowers and Harry & David brands, as well as the launch of the Goodsey marketplace, combined with the restoration of a full performance bonus payout, fiscal 2019 Adjusted EBITDA improved to $82.1 million, compared to $78.9 million in the prior year.

In terms of strategic initiatives, during fiscal 2019, the Company:

●

Invested behind our lead brands to accelerate revenue growth – some of the Company’s more significant initiatives included mobile-first digital and social commerce marketing programs, merchandising assortments emphasizing new and original product development, including new flavor profiles, and our gourmet lines, which in our Gourmet Food & Gift Baskets segment enabled us to increase our “everyday” gifting volume,

●

Multi-Brand Customer Initiatives – The Company continued to expand its multi-brand customer initiatives, a key ingredient in our strategy to enhance customer engagement and facilitate long-term growth. The multi-brand website provides the customer with an enriched shopping experience using cross-brand marketing and merchandising programs and by providing access to the Company’s Celebrations suite of services, including Passport free shipping and Reminders membership programs, as well as our digital self-service portal. These customers exhibit the highest purchase frequency, retention, and life-time value metrics in our customer files,

●	Invested in operations – the Company continued to invest in the key areas that will provide for growth in the future, including:

o	Manufacturing, production and distribution – warehouse expansion and production improvements for Cheryl’s; manufacturing production, orchard and facility improvements for Harry & David,
o	Technology – multi-brand website redesign and customer experience improvements, mobile platform upgrades, mobile and desktop Progressive Web Application (PWA) upgrades, and
o	Business Intelligence – customer database mining to effectively market and target key demographics,

●

Innovation and positioning for emerging technologies – The Company has built a reputation as an innovator and an early adopter of new technologies. This was illustrated by the Company’s initiatives, including:

o

expanding our category-leading position in Conversational Commerce, where we are now one of the few companies that have applications running on all five of the leading platforms, including: Apple, Samsung, Facebook, Google and Amazon,

o	continuing to roll out PWA technology across our mobile and desktop platforms, significantly increasing site speeds and enhancing the customer experience,
o

expanding our integration with SmartGift – a highly personalized, experiential gifting feature that allows customers to notify their recipient via text, email or any messaging platform, that a gift is on the way – and then gives the recipient the option of modifying their delivery preference, further involving them in the total gifting experience,

o

launching an interactive, telephonic virtual assistant, integrating artificial intelligence and human understanding to reduce average time on hold and increase our already high customer satisfaction metrics; and

o	Launching Smart Message – an augmented-reality, gift-messaging feature available on our iOS mobile app, and

●

Strengthened its balance sheet - the Company was able to fund its Christmas holiday working capital requirements primarily through the use of cash on hand, and continued to pay down its outstanding term loan. During May 2019, the Company amended its credit facility to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Company also continued to repurchase shares, while investing capital to grow its businesses utilizing cash generated from operations. When combined with the Company’s amended credit facility, the Company believes that its strong balance sheet, and growing cash flows, provide it with significant liquidity and flexibility to invest and enhance future growth, both organically, as well as through potential acquisitions.

For fiscal 2020, the Company’s guidance reflects its plans to continue to invest in strategic marketing and merchandising programs to take advantage of market conditions and build on the revenue growth momentum it generated across all three of its business segments during fiscal 2019. Based on these factors, in fiscal 2020, the Company anticipates:

• Total consolidated revenue growth of 8% to 9%, compared with the prior year, comprised of organic revenue growth of approximately 6% to 7%, and revenue attributable to the Shari’s Berries brand, acquired in August 2019;

• Adjusted EBITDA and EPS growth in a range of 8% to 10%, and;

• Free Cash Flow for the year of approximately $45 million.

Definitions of non-GAAP financial measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the SEC rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “adjusted" or “on a comparable basis” below, as these terms are used interchangeably.

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

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities, less capital expenditures. The Company considers Free Cash Flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of fixed assets, which can then be used to, among other things, invest in the Company’s business, make strategic acquisitions, strengthen the balance sheet and repurchase stock or retire debt. Free Cash Flow is a liquidity measure that is frequently used by the investment community in the evaluation of similarly situated companies.

Since Free Cash Flow is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in the Company's cash balance for the period.

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, adjusted EBITDA and adjusted net income, for fiscal years ended June 30, 2019 and July 1, 2018. For segment information for the fiscal year ended July 2, 2017, please refer to our Annual Report on Form 10-K for the fiscal year ended July 2, 2017, filed on September 15, 2017.

	Years Ended
	June 30, 2019	July 1, 2018	Severance Costs	Litigation Settlement	As Adjusted - Non GAAP July 1, 2018	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$497,765	$457,460	$-	$-	$457,460	8.8%
BloomNet Wire Service	102,876	89,569	-	-	89,569	14.9%
Gourmet Food & Gift Baskets	648,418	605,523	-	-	605,523	7.1%
Corporate	1,105	1,114	-	-	1,114	-0.8%
Intercompany eliminations	(1,541)	(1,745)	-	-	(1,745)	11.7%
Total net revenues	$1,248,623	$1,151,921	$-	$-	$1,151,921	8.4%

Gross profit:
1-800-Flowers.com Consumer Floral	$195,100	$181,601	$-	$-	$181,601	7.4%
	39.2%	39.7%	-	-	39.7%

BloomNet Wire Service	51,970	48,604	-	-	48,604	6.9%
	50.5%	54.3%	-	-	54.3%

Gourmet Food & Gift Baskets	278,113	257,803	-	-	257,803	7.9%
	42.9%	42.6%	-	-	42.6%

Corporate	938	1,017	-	-	1,017	-7.8%
	84.9%	91.3%	-	-	91.3%

Total gross profit	$526,121	$489,025	$-	$-	$489,025	7.6%
	42.1%	42.5%	-	-	42.5%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$49,653	$50,808	$-	$-	$50,808	-2.3%
BloomNet Wire Service	34,705	31,683	-	-	31,683	9.5%
Gourmet Food & Gift Baskets	82,319	70,927	-	-	70,927	16.1%
Segment Contribution Margin Subtotal	166,677	153,418	-	-	153,418	8.6%
Corporate (b)	(91,604)	(79,901)	429	426	(79,046)	-15.9%
EBITDA (non-GAAP)	75,073	73,517	429	426	74,372	0.9%
Add: Stock-based compensation	6,310	3,726	-	-	3,726	69.4%
Add: Comp charge related to NQ Plan Investment Appreciation	729	797	-	-	797	-8.5%
Adjusted EBITDA (non-GAAP)	$82,112	$78,040	$429	$426	$78,895	4.1%

Reconciliation of net income to adjusted net income (non-GAAP):

	Years Ended
	June 30, 2019	July 1, 2018
	(in thousands, except per share data)

Net income	$34,766	$40,791
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: Litigation Settlement	-	426
Add: Severance costs	-	429
Deduct: Income tax benefit on adjustments	-	211
Deduct: U.S. tax reform benefit on deferred taxes (c)	-	12,158
Adjusted net income (non-GAAP)	$34,766	$29,277

Basic and diluted net income per common share
Basic	$0.54	$0.63
Diluted	$0.52	$0.61

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$0.54	$0.45
Diluted	$0.52	$0.44

Weighted average shares used in the calculation of net income and adjusted net income per common share
Basic	64,342	64,666
Diluted	66,457	66,938

Reconciliation of net income to adjusted EBITDA (non-GAAP):

	Years Ended
	June 30, 2019	July 1, 2018
	(in thousands)

Net income	$34,766	$40,791
Add:
Interest expense, net	2,125	3,026
Depreciation and amortization	29,965	32,469
Income tax expense (benefit)	8,217	(2,769)
EBITDA	75,073	73,517
Add: Severance costs	-	429
Add: Litigation Settlement	-	426
Add: Compensation charge related to NQ plan investment appreciation	729	797
Add: Stock-based compensation	6,310	3,726
Adjusted EBITDA	$82,112	$78,895

(a)

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

(b)

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

(c)

The adjustment to deduct the impact of the U.S. tax reform from net income, for the fiscal year ended July 1, 2018, includes the impact of the re-valuation of the Company's deferred tax liability of $12.2 million or $0.18 per diluted share, but does not include the ongoing impact of the lower federal corporate tax rate.

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2019, 2018, and 2017, which ended on June 30, 2019, July 1, 2018, and July 2, 2017, respectively, consisted of 52 weeks.

Net Revenues

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)
Net revenues:
E-Commerce	$998,359	8.3%	$921,848	2.8%	$896,762
Other	250,264	8.8%	230,073	-22.5%	296,863
	$1,248,623	8.4%	$1,151,921	-3.5%	$1,193,625

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During fiscal 2019, net revenues increased 8.4% in comparison to the prior year, due to strong customer demand for both holiday and everyday gifting occasions in our Gourmet Food & Gift Baskets and Consumer Floral segments, as well as membership, transaction and services growth in the BloomNet Wire Service segment.

During fiscal 2018, net revenues decreased 3.5% in comparison to the prior year. On a comparable basis, adjusting fiscal 2017 net revenues to reflect the May 30, 2017 disposition of Fannie May, net revenues increased 3.7% during fiscal 2018, driven by growth across all business segments.

Disaggregated revenue by channel follows:

	Years Ended
	June 30, 2019				July 1, 2018				July 2, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$489,463	$-	$508,897	$998,360	$448,943	$-	$472,905	$921,848	$427,831	$-	$468,931	$896,762
Retail	4,706	-	45,862	50,568	4,743	-	46,860	51,603	4,769	-	76,321	81,090
Wholesale	-	29,744	93,659	123,403	-	28,747	85,758	114,505	-	27,033	125,425	152,458
BloomNet services	-	73,132	-	73,132	-	60,822	-	60,822	-	60,667	-	60,667
Other	3,596	-	-	3,596	3,774	-	-	3,774	4,532	-	-	4,532
Corporate	-	-	-	1,105	-	-	-	1,114	-	-	-	1,102
Eliminations	-	-	-	(1,541)	-	-	-	(1,745)	-	-	-	(2,986)
Total net revenues	$497,765	$102,876	$648,418	$1,248,623	$457,460	$89,569	$605,523	$1,151,921	$437,132	$87,700	$670,677	$1,193,625

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) increased 8.3% during fiscal 2019, comprised of 9.0% growth within the Consumer Floral segment and 7.6% growth in the Gourmet Foods & Gift Baskets segment. During fiscal 2019, the Company fulfilled approximately 13.2 million e-commerce orders, at an average order value of $75.44, representing increases of 6.4% and 1.8%, respectively, compared to fiscal 2018.

E-commerce revenues increased 2.8% during fiscal 2018 compared to the fiscal 2017. On a comparable basis, adjusting fiscal 2017 e-commerce revenues to exclude the revenues of Fannie May, e-commerce revenues increased 4.3% during fiscal 2018, due to growth within the Company's Consumer Floral segment, as well as growth in the Gourmet Foods & Gift Baskets segment, reflecting year-over-year growth by Harry & David and 1-800-Baskets. During fiscal 2018, the Company fulfilled approximately 12.4 million e-commerce orders, at an average order value of $74.04, representing increases of 2.4% and 0.4%, respectively, compared to fiscal 2017. Adjusted to exclude Fannie May’s revenue and orders, in fiscal 2018, orders increased 5.2%, while average order value decreased 0.9%, in comparison to fiscal 2017.

●

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food & Gift Baskets segments. Other revenues increased 8.8% during fiscal 2019, primarily as a result of 14.9% growth within the BloomNet Wire Service segment, and 5.2% growth within the Gourmet Foods & Gift Baskets segment, driven primarily by increased wholesale volume, partially offset by a decline in Harry & David retail store volume due to a reduction in store count and a decline in customer traffic.

Other revenues decreased 22.5% during fiscal 2018, primarily as a result of the May 2017 disposition of Fannie May, which generated most of its revenues through its retail and wholesale operations. On a comparable basis, adjusting fiscal 2017 to exclude the revenues of Fannie May, other revenues increased 2.0% during fiscal 2018, as a result of growth within the BloomNet Wire Service segment as well as the Gourmet Foods & Gift Baskets segment, driven by 1-800-Baskets and Cheryl’s wholesale growth, partially offset by declines in Harry & David retail store volume due to a reduction in store count and a decline in customer traffic.

Revenue by segment:

●

1-800-Flowers.com Consumer Floral – this segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues increased 8.8% during fiscal 2019 due to stable growth throughout the year, driven by a combination of organic growth and increased investment in strategic marketing and merchandising programs designed to accelerate growth and increase market share across its “everyday” gifting occasions, which focuses on “Birthday”, “Anniversary”, “Sympathy” and “Just Because” occasions. New product introductions at both the entry level and luxury price points, such as the expanded Unicorn and succulents collections, attract new customers to grow the brand’s “everyday” business, while supporting continued growth during the key Christmas, Valentine’s and Mother’s Day holidays.

Net revenues increased 4.7% during fiscal 2018 due to strength in everyday gifting driven by the Company’s investments in strategic marketing and merchandising programs designed to accelerate growth and increase market share, while also expanding its offerings of original gifts. The brand continued its strong Valentine’s Day growth trend, driven in part by the brand’s ability to take advantage of a Wednesday date placement, building off fiscal 2017’s Tuesday date placement, compared to Fiscal 2016’s Sunday Valentine’s Day date placement, which is the lowest performing date placement within the week for the Company. While Mother’s Day growth was also strong, annual growth in fiscal 2018 was negatively impacted by hurricanes Harvey and Irma.

●	BloomNet Wire Service - revenues in this segment are derived from membership fees as well as other product and service offerings to florists.

Net revenues increased 14.9% during fiscal 2019, primarily due to higher services revenues, including membership, clearinghouse, directory and transaction fees, monetizing the increased 1-800-Flowers and florist-to-florist orders being sent through the network, building on the efforts begun during the second half of fiscal 2018 to capture a greater share of orders from local flower shops and third-party, online floral companies.

Net revenues increased 2.1% during fiscal 2018, due to higher wholesale product revenues, and higher transaction fees due to fee increases, partially offset by lower membership and ancillary fees resulting from an unfavorable network shop count. During fiscal 2018, the Company made investments in BloomNet where it enhanced its digital marketing programs, offering Search Engine Optimization (“SEO”) and Search Engine Marketing (“SEM”) capabilities to our florists for their websites, introduced new digital directory features designed to help florists highlight their unique offerings and drive additional incoming orders from sending florists, and in the second half of the year, expanded efforts to capture a growing volume of orders from local flower shops and third-party, online floral companies, resulting in improved second half growth.

●

Gourmet Food & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s, The Popcorn Factory and 1-800-Baskets/DesignPac. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations.

Net revenues increased 7.1% during fiscal 2019, attributable to growth from nearly all brands, but primarily due to: (i) strong growth from Harry & David, driven by improved merchandising assortments, increased investments in digital marketing programs, and its “Share More” messaging which resonated with customers, contributing to new customer acquisition and increases in its “everyday” business, and (ii) 1-800-Baskets/DesignPac, which generated year-over-year growth from new and existing wholesale customers, as well through its e-commerce business attributable to its Simply Chocolate product line.

Net revenues during fiscal 2018 were unfavorable by 9.7%, in comparison to prior year, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal 2017 to exclude Fannie May results, fiscal 2018 net revenues were favorable in comparison to adjusted prior year revenues by 3.2%, driven primarily by continued growth in everyday gifting in Harry & David and 1-800-Baskets. Comparable segment revenue growth was attributable to several initiatives implemented during the year, including: (i) the Company’s successful efforts to grow the “everyday” volume of its Gourmet Foods & Gift Baskets brands through expanded Birthday, Sympathy and Thank You merchandise, (ii) development of merchandising assortments and digital marketing programs that helped to broaden the demographic reach of the brands within the segment, and, (iii) the launch of the Simply Chocolate product line, which is managed by 1-800-Baskets. Comparable revenue growth was negatively impacted by a temporary disruption in operations at our Cheryl’s brand, related to the implementation of a new production and warehouse management system, which, in turn, led to the brand’s decision to stop taking orders eight days prior to the Christmas holiday.

For fiscal 2020, the Company plans to continue to invest in strategic marketing and merchandising programs to take advantage of market conditions and build on the revenue growth momentum. The Company expects to grow revenues across all three of its business segments with consolidated revenue growth of 8.0%-to-9.0% compared with fiscal 2019, including approximately 6.0%-to-7.0% percent organic revenue growth, combined with anticipated contributions from the acquisition of the Shari’s Berries brand (acquired in August 2019).

Gross Profit

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)

Gross profit	$526,121	7.6%	$489,025	-6.0%	$520,281
Gross margin %	42.1%		42.5%		43.6%

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

Gross profit increased 7.6% during the fiscal 2019 due to the increase in revenues noted above, partially offset by a lower gross profit percentage. Gross profit decreased 40 basis points during fiscal 2019, reflecting BloomNet’s lower gross margin percentage, as well as hourly labor, particularly seasonal labor, and the growth of our Celebrations Passport free-shipping program, partially offset by Gourmet Food & Gift Baskets logistics initiatives, which reduced per order transportation costs, as well as manufacturing initiatives, including automation and shifting some production to earlier in the season to better utilize our core workforce.

Gross profit decreased 6.0%, while gross profit percentage decreased 110 basis points during fiscal 2018. On a comparable basis, adjusting fiscal 2017 to exclude the gross profit of Fannie May, which was disposed of on May 30, 2017, gross profit increased 0.3% during fiscal 2018, while gross profit percentage decreased 140 basis points. The higher comparable gross profit is due to the increase in comparable revenues noted above, partially offset by a lower gross profit percentage, primarily reflecting the growth of the Company’s Passport free-shipping program, higher promotional competitive landscape particularly during Valentine’s Day and Mother’s Day, and higher transportation and hourly labor costs. Gross profit during fiscal 2018 was also negatively impacted by the operational issue at Cheryl’s during the Christmas holiday season.

Consumer Floral segment – Gross profit increased 7.4% during fiscal 2019, due to the aforementioned revenue growth, partially offset by a decrease in gross profit percentage of 50 basis points to 39.2%. The lower gross profit percentage reflects higher product costs, an increased Celebrations Passport program participation, which has been driving improved customer loyalty and purchase frequency, and increased transportation costs. Gross profit increased by 2.3% during fiscal 2018, due to the aforementioned revenue growth, partially offset by a decrease in gross profit percentage of 90 basis points, to 39.7%. The lower gross profit percentage reflects increased promotional activity in order to increase market share, especially during the critical Valentine’s Day and Mother’s Day holidays, and the growth of the Company’s Passport free-shipping program.

BloomNet Wire Service segment - Gross profit increased 6.9% during fiscal 2019, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 380 basis points to 50.5%. The lower gross profit percentage is due to the increase in the volume of lower margin florist-to-florist orders, on membership and transaction fee margins, as a result of an increase in rebates to support the brand’s efforts to gain market share. Gross profit decreased 1.9% during fiscal 2018, due to a decline in gross profit percentage of 220 basis points to 54.3%, partially offset by the increase in revenues noted above. The lower gross profit percentage was due to sales mix, with a decline in higher margin membership and related services, offset by an increase in lower margin wholesale product sales, as well as increased transportation costs, and higher rebates, as a result of the Company’s strategy to capture market share.

Gourmet Foods & Gift Baskets segment – Gross profit increased by 7.9% during fiscal 2019, due to the increase in revenues noted above, as well as increased margins. Gross profit percentage increased 30 basis points to 42.9% during fiscal 2019, due to logistics initiatives which reduced shipping and transportation costs, combined with strategic pricing initiatives, and improved operational performance at Cheryl’s, partially offset by rising labor costs, and penetration of the Celebrations Passport program.

Gross profit decreased by 11.8% during fiscal 2018, while gross profit percentage decreased 100 basis points to 42.6%, over the same period. On a comparable basis, adjusting prior year to exclude the gross profit of Fannie May, which was disposed of on May 30, 2017, gross profit declined 0.7% and gross profit percentage decreased 160 basis points, to 42.6%, during fiscal 2018 in comparison to fiscal 2017. The lower gross profit percentage was due to the impact of the operational issue at Cheryl’s during the second quarter, which caused increased labor, expedited shipping and product write-downs, but also due to the lingering effects experienced in the third quarter as a result of customer “win-back” promotional programs and liquidation of inventory which was sold in place of full margin product. In addition, although revenue growth provided for improved gross profit at Harry & David, higher transportation costs at our Harry & David and wholesale 1-800-Baskets brand, negatively impacted gross profit percentage.

In fiscal 2020, the Company expects its gross profit to improve due to sales growth, with gross margins that are consistent with fiscal 2019, as productivity and logistical improvements are expected to largely offset labor and tariff increases.

Marketing and Sales Expense

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)

Marketing and sales	$319,636	7.0%	$298,810	-5.9%	$317,527
Percentage of sales	25.6%		25.9%		26.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 7.0% during fiscal 2019, primarily due to increased advertising spend within the Consumer Floral and Gourmet Food & Gift Baskets segments, associated with the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, coupled with an increase in performance-based bonuses. Increased efficiency around our digital marketing programs generated strong revenue growth, which in turn, enabled us to leverage our platform, while automation initiatives in our service centers drove lower customer service costs. As a result, marketing and sales as a percentage of net revenues, during fiscal 2019 decreased to 25.6% compared with 25.9% in fiscal 2018.

Marketing and sales expense decreased 5.9% during fiscal 2018, compared to fiscal 2017, due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal 2017 to exclude Fannie May’s marketing and sales expenditures, marketing and sales expense increased 2.0% during fiscal 2018, but decreased as a percentage of net revenue to 25.9% compared to 26.4% during fiscal year 2017. On a comparable basis, the increase in spend came from the Consumer Floral and Gourmet Foods & Gift Baskets segments, commensurate with revenue growth, as a result of the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share during the highly competitive and promotional Valentine’s Day and Mother’s Day holidays. This increased marketing spend was partially offset by a reduction in performance-based bonuses, resulting in an overall reduction in total marketing and sales spend ratios, as a percentage of net revenues.

During fiscal 2019, the Company added approximately 3.1 million new e-commerce customers, an increase of 10.7% over the prior year. During fiscal 2018, the Company added approximately 2.8 million new e-commerce customers, an increase of 6.6% over fiscal 2017. Approximately 57% of customers who placed e-commerce orders during fiscal 2019 were repeat customers compared to approximately 59% in fiscal 2018.

Technology and Development Expense

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)

Technology and development	$43,758	11.5%	$39,258	0.9%	$38,903
Percentage of sales	3.5%		3.4%		3.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased by 11.5% during fiscal 2019, as a result of increased license and maintenance costs required to support the Company’s technology platform, and higher labor and consulting costs due to annual merit increases and an increase in performance-based bonuses.

Technology and development expenses increased 0.9% during fiscal 2018, primarily due to increased license and maintenance costs related to cloud based contact center telecommunications support, payment gateways, order management systems, and security software, partially offset by a decrease in labor and consulting costs due to reductions in headcount and performance based bonuses.

During fiscal years 2019, 2018 and 2017, the Company expended $65.4 million, $61.2 million and $59.2 million, respectively, on technology and development, of which $21.6 million, $21.9 million and $20.3 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)

General and administrative	$87,654	13.2%	$77,440	-7.9%	$84,116
Percentage of sales	7.0%		6.7%		7.0%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 13.2% during fiscal 2019, primarily due to an increase in labor costs related to performance-based bonuses and merit increases, as well as increased health insurance costs, and the reinstatement of the Company’s 401k match (See Note 14. in Item 15 for details regarding Employee Retirement Plans).

General and administrative expense decreased 7.9% during fiscal 2018, primarily due to the disposition of Fannie May on May 30, 2017. On a comparable basis, adjusting fiscal 2017 to exclude Fannie May’s general and administrative expenditures, general and administrative expense during fiscal 2018, was consistent with fiscal 2017 as higher health insurance costs due to unfavorable medical claims, as well as an increase in legal fees and bad debt expense, due to the bankruptcy of a wholesale customer, was offset by lower labor costs due to a reduction in performance-based bonuses.

Depreciation and Amortization

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)

Depreciation and amortization	$29,965	-7.7%	$32,469	-2.7%	$33,376
Percentage of sales	2.4%		2.8%		2.8%

Depreciation and amortization expense decreased 7.7% during fiscal 2019, as certain short-lived assets were fully depreciated/amortized early in fiscal 2019, while the timing of certain longer-term capital projects have been extended into fiscal 2020.

Depreciation and amortization expense decreased 2.7% during fiscal 2018, due to the disposition of Fannie May. On a comparable basis, adjusting fiscal 2017 to exclude Fannie May’s depreciation and amortization expense, depreciation and amortization expense increased 4.5% during fiscal 2018, as a result of recent shorter-lived IT capital expenditures.

Interest Expense, net

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)
Interest expense, net	$2,769	-23.7%	$3,631	-37.6%	$5,821

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. in Item 15 for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 23.7% during fiscal 2019, due to an increase in interest income, resulting from higher invested cash balances and associated rates earned on these balances, combined with a declining outstanding Term Loan balance, partially offset by increasing interest rates on the Company’s credit facility.

Interest expense, net decreased 37.6% during fiscal 2018, due to the scheduled repayment of term loan borrowings, the funding of Christmas holiday working capital requirements primarily through the use of cash on hand from the sale of Fannie May, in comparison to fiscal 2017, when the Company funded working capital requirements through its revolving credit facility, as well as higher interest income on the Company’s outstanding cash balances (associated with cash received from the sale of Fannie May in the prior year).

Other income, net

	Years Ended
	June 30, 2019	% Change	July 1, 2018	% Change	July 2, 2017
	(dollars in thousands)
Other income, net	$644	6.4%	$605	-96.1%	$15,471

Other income, net for fiscal 2019 consists primarily of investment earnings on the Company’s Non-Qualified Deferred Compensation Plan assets.

Other income, net for fiscal 2018 consists primarily of investment earnings of the Company’s Non-Qualified Deferred Compensation Plan assets, partially offset by a $0.2 million impairment related to the Company’s equity method investment in Flores Online (see Note 2. in Item 15 for details).

Other (income) expense, net for fiscal 2017 consists primarily of a $14.6 million gain on the sale of Fannie May (see Note 4. in Item 15 for details), a $1.0 million investment gain related to the Company’s Non-Qualified Deferred Compensation Plan (see “General and Administrative” expense above), partially offset by a $0.1 million loss related to the Company’s equity in the net loss of Flores Online (see Note 2. in Item 15 for details).

Income Taxes

During the fiscal years 2019, 2018, and 2017, the Company recorded income tax expense (benefit) from continuing operations of $8.2 million, ($2.8) million, and $12.0 million, respectively, resulting in an effective tax rate of 19.1%, -7.3%, and 21.4%, respectively. The Company’s effective tax rate for fiscal 2019 differed from the U.S. federal statutory rate of 21% primarily due to the impact of excess tax benefit from stock-based compensation and various tax credits, partially offset by state income taxes and non-deductible executive compensation as a result of recent tax reform from The Tax Cuts and Jobs Act (“Tax Act”) which removed the performance based exclusion for determining the deductible limit. The Company’s effective tax rate for fiscal 2018 was impacted by the enactment of the Tax Act on December 22, 2017 (see Note 2. in Item 15). Although the Tax Act was enacted on December 22, 2017, since the Company had a July 1 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal 2018, and 21% for the fiscal 2019. In addition to the impact of the lower transitional rate, during fiscal 2018, the Company recognized a tax benefit of $12.2 million, or $0.18 per diluted share, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21%. Adjusted for the benefit of $12.2 million, the Company’s effective tax rate would have been 24.8%, reflecting various tax credits and return to provision adjustments related to the filing of the Company’s fiscal 2017 tax return. The Company’s effective tax rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, valuation allowance changes, rate differences, tax settlements, various tax credits/deductions including deductible stock-based compensation, and the tax effect of the Fannie May disposition in fiscal 2017 (see Note 11. in Item 15 for details).

At June 30, 2019, the Company’s total federal and state capital loss carryforwards were $27.8 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $3.3 million, which if not utilized, will begin to expire in fiscal 2034.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2019 and 2018. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jun. 30, 2019	Mar. 31, 2019	Dec 30, 2018	Sep. 30, 2018	Jul. 1, 2018	Apr. 1, 2018	Dec. 31, 2017	Oct. 1, 2017
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$217,477	$204,361	458,821	$117,700	$192,079	$196,866	$424,132	$108,771
Other	41,921	44,052	112,495	51,796	37,855	41,679	101,961	48,578
Total net revenues	259,398	248,413	571,316	169,496	229,934	238,545	526,093	157,349
Cost of revenues	154,164	150,893	316,489	100,956	136,901	145,090	290,834	90,071
Gross profit	105,234	97,520	254,827	68,540	93,033	93,455	235,259	67,278
Operating expenses:
Marketing and sales	75,855	71,163	119,664	52,954	67,102	68,215	113,771	49,722
Technology and development	11,062	11,511	10,906	10,279	10,172	10,241	9,175	9,670
General and administrative	23,174	22,447	21,603	20,430	19,312	19,553	19,170	19,405
Depreciation and amortization	7,125	7,028	7,969	7,843	7,823	7,885	8,677	8,084
Total operating expenses	117,216	112,149	160,142	91,506	104,409	105,894	150,793	86,881
Operating income (loss)	(11,982)	(14,629)	94,685	(22,966)	(11,376)	(12,439)	84,466	(19,603)
Interest (income) expense, net	379	(30)	1,430	990	712	662	1,226	1,031
Other income (expense), net	351	1,285	(1,266)	274	290	(31)	86	260
Income (loss) before income taxes	(12,010)	(13,314)	91,989	(23,682)	(11,798)	(13,132)	83,326	(20,374)
Income tax expense (benefit)	(3,705)	(5,073)	23,411	(6,416)	(3,575)	(4,669)	12,627	(7,152)
Net income (loss)	$(8,305)	$(8,241)	$68,578	$(17,266)	$(8,223)	$(8,463)	$70,699	$(13,222)

Basic net income (loss) per common share	$(0.13)	$(0.13)	$1.07	$(0.27)	$0.13	$(0.13)	$1.09	$(0.20)

Diluted net income (loss) per common share	$(0.13)	$(0.13)	$1.04	$(0.27)	$0.13	$(0.13)	$1.06	$(0.20)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,343	64,194	64,209	64,620	64,583	64,527	64,601	64,954
Diluted	64,343	64,194	66,136	64,620	64,583	64,527	66,782	64,954

The Company’s quarterly results may experience seasonal fluctuations – see the Seasonality section in Item 1 for details. Refer above to the Results of Operations section in Item 7 for a discussion of significant events and transactions.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2019 Credit Agreement (see Note 9. in Item 15 for details). At June 30, 2019, the Company had working capital of $175.7 million, including cash and cash equivalents of $172.9 million, compared to working capital of $148.2 million, including cash and cash equivalents of $147.2 million at July 1, 2018. As of June 30, 2019, there were no borrowings outstanding under the Company’s Revolver. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time, the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

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

Cash Flows

Net cash provided by operating activities of $78.1 million for fiscal 2019 was primarily attributable to the Company’s net income, adjusted for non-cash charges for depreciation and amortization and stock-based compensation, as well as increases in accounts payable and accrued expenses as a result of the timing of our seasonal inventory build and performance-based bonus payments, partially offset by the accelerated production of inventory to reduce the operational risk related to production ramp requirements during the holiday and to avoid potential tariff impacts.

Net cash used in investing activities of $32.6 million for fiscal 2019 was primarily attributable to capital expenditures related to the Company's technology initiatives and Gourmet Food & Gift Baskets segment manufacturing production, warehousing and orchard planting equipment.

Net cash used in financing activities of $19.9 million for fiscal 2019 was for the acquisition of $14.8 million of treasury stock, net bank repayments of $4.9 million, debt issuance costs of $1.4 million related to the amended credit agreement (see Note 9 for details), partially offset by $1.2 million in proceeds from the exercise of employee stock options.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. In August 2017, the Board of Directors increased the authorization to $30.0 million, and subsequently increased it once more on June 27, 2019 to $30.0 million. The Company repurchased a total of $14.8 million (1,230,303 shares), $12.2 million (1,269,059 shares) and $10.7 million (1,120,706 shares) during fiscal years  2019, 2018 and 2017, respectively, under this program. As of June 30, 2019, $30.0 million remains authorized under the plan.

Contractual Obligations

At June 30, 2019, the Company’s contractual obligations from continuing operations consist of:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations (1)	$116,617	$8,950	$22,175	$85,492	$-
Operating lease obligations	106,567	16,588	25,571	19,455	44,953
Purchase commitments (2)	105,947	100,479	4,536	932	-
Total	$329,131	$126,017	$52,282	$105,879	$44,953

(1)

The payments due for long-term debt include principal and estimated interest payments on the Company's Term Loan (see Note 9. in Item 15 below for details). Estimated interest payments are based on outstanding principal amounts, currently effective interest rates as of June 30, 2019 and timing of scheduled principal payments.

(2)	Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis, and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We consider accounting estimates to be critical if both: (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting policies relate to goodwill, other intangible assets and income taxes. Management of the Company has discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination, with the carrying value of the Company’s goodwill allocated to its reporting units, in accordance with the acquisition method of accounting. Goodwill is not amortized, but it is subject to an annual assessment for impairment, which the Company performs during the fourth quarter, or more frequently, if events occur or circumstances change such that it is more likely than not that an impairment may exist. The Company tests goodwill for impairment at the reporting unit level. The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit, and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary.

The first step (“Step 1”) of the two-step quantitative test requires comparison of the fair value of each of the reporting units to their respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists and the second step (“Step 2”) is not performed. If the carrying value of the reporting unit is higher than the fair value, Step 2 must be performed to compute the amount of the goodwill impairment, if any. In Step 2, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The Company generally estimates the fair value of a reporting unit using an equal weighting of the income and market approaches. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, the Company engages third-party valuation specialists. Under the income approach, the Company uses a discounted cash flow methodology, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting units determined in the first step (as described above) to its current market capitalization, allowing for a reasonable control premium.

During fiscal year 2019, the Company did not perform a Step 0 analysis and instead opted to perform a Step 1 analysis, and determined that the estimated fair value of the Company's reporting units significantly exceeded their respective carrying values (including goodwill allocated to each respective reporting unit). As a measure of sensitivity, a 45% decrease in the fair value of the Company’s reporting units as of June 30, 2019, would have had no impact on the carrying value of the Company’s goodwill. In addition, a decrease of 100 basis points in our terminal (perpetual) growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units, as of June 30, 2019. During fiscal years 2018 and 2017, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying amounts.  Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, see Note 2 and Note 6 in Item 15.

Other Intangibles, net

Other intangibles consist of definite-lived intangible assets (such as investment in licenses, customer lists, and others) and indefinite-lived intangible assets (such as acquired trade names and trademarks). The cost of definite-lived intangible assets is amortized to reflect the pattern of economic benefits consumed, over the estimated periods benefited, ranging from 3 to 16 years, while indefinite-lived intangible assets are not amortized, but are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

During fiscal year 2019, the Company did not perform a Step 0 analysis and instead opted to perform a quantitative test, which determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value in all material respects. During fiscal years 2018 and 2017, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles. For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, see Note 2 and Note 6 in Item 15.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, see Note 2 and Note 11 in Item 15.

Recently Issued Accounting Pronouncements

See Note 2. in Item 15 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.5 million during fiscal 2019.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  N/A

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2019 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-Flowers.com, Inc.

Carle Place, NY

Opinion on Internal Control over Financial Reporting

We have audited 1-800-FLOWERS.COM, Inc. (the “Company’s”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of 1-800-FLOWERS.COM. Inc. and Subsidiaries as of June 30, 2019 and July 1, 2018 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and schedule, and our report dated September 13, 2019 expressed an unqualified opinion thereon.

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

September 13, 2019

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2019 and July 1, 2018	F-2
Consolidated Statements of Income for the years ended June 30, 2019, July 1, 2018 and July 2, 2017	F-3
Consolidated Statements of Comprehensive Income for the years ended June 30, 2019, July 1, 2018 and July 2, 2017	F-4
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2019, July 1, 2018 and July 2, 2017	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2019, July 1, 2018 and July 2, 2017	F-6
Notes to Consolidated Financial Statements	F-7

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

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

Exhibit	Description

*3.1	Third Amended and Restated Certificate of Incorporation. (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amendment No. 2 to Third Amended and Restated Certificate of Incorporation (Current Report on Form 8-K filed on December 15, 2016, Exhibit 3.1)
*3.4	Second Amended and Restated By-laws. (Current Report on Form 8-K filed on April 29, 2019, Exhibit 3.2)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
4.2	Description of Securities
*10.1	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and James F. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.1)
*10.2	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and Christopher G. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.2)
*10.3	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of September 14, 2016) (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.2)
*10.4	Nonqualified Supplemental Deferred Compensation Plan dated December 21, 2010 (Quarterly Report on Form 10-Q filed on November 14, 2016, Exhibit 10.24)
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
*10.13

Second Amended and Restated Credit Agreement dated as of May 31, 2019 among 1-800-FLOWERS.COM, Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent (Current Report on Form 8-K filed on June 5, 2019, Exhibit 10.1)

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

Dated: September 13, 2019	1-800-FLOWERS.COM, Inc. By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 13, 2019	By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)
Dated: September 13, 2019	By: /s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: September 13, 2019	By: /s/ James F. McCann James F. McCann Executive Chairman
Dated: September 13, 2019	By: /s/ Geralyn R. Breig Geralyn R. Breig Director
Dated: September 13, 2019	By: /s/ Celia R. Brown Celia R. Brown Director
Dated: September 13, 2019	By: /s/ James A. Cannavino James A. Cannavino Director
Dated: September 13, 2019	By: /s/ Eugene F. DeMark Eugene F. DeMark Director
Dated: September 13, 2019	By: /s/ Leonard J. Elmore Leonard J. Elmore Director
Dated: September 13, 2019	By: /s/ Adam Hanft Adam Hanft Director
Dated: September 13, 2019	By: /s/ Sean P. Hegarty Sean P. Hegarty Director
Dated: September 13, 2019	By: /s/ Katherine Oliver Katherine Oliver Director
Dated: September 13, 2019	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Carle Place, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 30, 2019 and July 1, 2018 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2019 and July 1, 2018, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 13, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Melville, New York

September 13, 2019

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2019	July 1, 2018
Assets
Current assets:
Cash and cash equivalents	$172,923	$147,240
Trade receivables, net	12,374	12,935
Inventories	92,361	88,825
Prepaid and other	25,580	24,021
Total current assets	303,238	273,021

Property, plant and equipment, net	166,681	163,340
Goodwill	62,590	62,590
Other intangibles, net	59,615	59,823
Other assets	14,316	12,115
Total assets	$606,440	$570,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,704	$41,437
Accrued expenses	96,793	73,299
Current maturities of long-term debt	5,000	10,063
Total current liabilities	127,497	124,799

Long-term debt	91,973	92,267
Deferred tax liabilities	28,898	26,200
Other liabilities	15,361	12,719
Total liabilities	263,729	255,985

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	–	–
Class A common stock, $.01 par value, 200,000,000 shares authorized, 53,084,127 and 52,071,293 shares issued in 2019 and 2018, respectively	530	520
Class B common stock, $.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued in 2019 and 2018	338	338
Additional paid-in capital	349,319	341,783
Retained earnings	108,525	73,429
Accumulated other comprehensive loss	(269)	(200)
Treasury stock, at cost, 17,209,093 and 15,978,790 Class A shares in 2019 and 2018, respectively, and 5,280,000 Class B shares in 2019 and 2018	(115,732)	(100,966)
Total stockholders’ equity	342,711	314,904
Total liabilities and stockholders’ equity	$606,440	$570,889

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	June 30, 2019	July 1, 2018	July 2, 2017

Net revenues	$1,248,623	$1,151,921	$1,193,625
Cost of revenues	722,502	662,896	673,344
Gross profit	526,121	489,025	520,281
Operating expenses:
Marketing and sales	319,636	298,810	317,527
Technology and development	43,758	39,258	38,903
General and administrative	87,654	77,440	84,116
Depreciation and amortization	29,965	32,469	33,376
Total operating expenses	481,013	447,977	473,922
Operating income	45,108	41,048	46,359
Interest expense, net	2,769	3,631	5,821
Other income	644	605	15,471
Income before income taxes	42,983	38,022	56,009
Income tax expense (benefit)	8,217	(2,769)	11,968
Net Income	$34,766	$40,791	$44,041

Basic net income per common share	$0.54	$0.63	$0.68

Diluted net income per common share	$0.52	$0.61	$0.65

Weighted average shares used in the calculation of net income per common share:
Basic	64,342	64,666	65,191
Diluted	66,457	66,938	67,735

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended
	June 30, 2019	July 1, 2018	July 2, 2017

Net income	$34,766	$40,791	$44,041
Other comprehensive loss (currency translation)	(69)	(13)	(41)
Comprehensive income	$34,697	$40,778	$44,000

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2019, July 1, 2018 and July 2, 2017

(in thousands, except share data)

							Accumulated
	Common Stock				Additional	Retained	Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at July 3, 2016	48,846,449	$488	35,263,004	$353	$331,349	$(11,403)	$(146)	18,869,025	$(78,055)	$242,586

Net income	-	-	-	-	-	44,041	-	-	-	44,041
Translation adjustment	-	-	-	-	-	-	(41)	-	-	(41)
Conversion of Class B stock into Class A stock	1,361,401	14	(1,361,401)	(14)	-	-	-	-	-	-
Stock-based compensation	965,429	10	-	-	6,092	-	-	-	-	6,102
Exercise of stock options	54,500	1	-	-	285	-	-	-	-	286
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,120,706	(10,735)	(10,735)
Balance at July 2, 2017	51,227,779	513	33,901,603	339	337,726	32,638	(187)	19,989,731	(88,790)	282,239

Net income	-	-	-	-	-	40,791	-	-	-	40,791
Translation adjustment	-	-	-	-	-		(13)	-	-	(13)
Conversion of Class B stock into Class A stock	78,780	1	(78,780)	(1)	-	-	-	-	-	-
Stock-based compensation	622,734	5	-	-	3,721	-	-	-	-	3,726
Exercise of stock options	142,000	1	-	-	336	-	-	-	-	337
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,269,059	(12,176)	(12,176)
Balance at July 1, 2018	52,071,293	520	33,822,823	338	341,783	73,429	(200)	21,258,790	(100,966)	314,904

Net income	-	-	-	-	-	34,766	-	-	-	34,766
Translation adjustment	-	-	-	-	-	-	(69)	-	-	(69)
Stock-based compensation	411,600	4	-	-	6,306	-	-	-	-	6,310
Exercise of stock options	601,234	6	-	-	1,230	-	-	-	-	1,236
Other	-	-	-	-	330	-	-	-	-	330
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,230,303	(14,766)	(14,766)
Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	June 30, 2019	July 1, 2018	July 2, 2017

Operating activities:
Net income	$34,766	$40,791	$44,041
Reconciliation of net income to net cash provided by operating activities, net of acquisitions/dispositions:
Gain on sale of Fannie May	-	-	(14,607)
Depreciation and amortization	29,965	32,469	33,376
Amortization of deferred financing costs	969	953	1,532
Deferred income taxes	2,698	(7,668)	(1,649)
Bad debt expense	1,383	1,068	1,158
Stock-based compensation	6,310	3,726	6,102
Other non-cash items	(16)	565	133
Changes in operating items:
Trade receivables	(822)	70	(6,220)
Inventories	(3,536)	(12,963)	(9,277)
Prepaid and other	(2,313)	(6,286)	(2,609)
Accounts payable and accrued expenses	8,846	5,249	9,132
Other assets	(344)	(88)	(36)
Other liabilities	194	455	(66)
Net cash provided by operating activities	78,100	58,341	61,010

Investing activities:
Proceeds from sale of business	-	-	111,955
Working capital adjustment related to sale of Fannie May	-	(8,500)	-
Capital expenditures, net of non-cash expenditures	(32,560)	(33,306)	(33,653)
Net cash provided by (used in) investing activities	(32,560)	(41,806)	78,302

Financing activities:
Acquisition of treasury stock	(14,766)	(12,176)	(10,735)
Proceeds from exercise of employee stock options	1,236	337	286
Proceeds from bank borrowings	32,250	30,000	181,000
Repayment of notes payable and bank borrowings	(37,187)	(37,188)	(186,451)
Debt issuance costs	(1,390)	-	(1,506)
Net cash used in financing activities	(19,857)	(19,027)	(17,406)

Net change in cash and cash equivalents	25,683	(2,492)	121,906
Cash and cash equivalents:
Beginning of year	147,240	149,732	27,826
End of year	$172,923	$147,240	$149,732

Supplemental Cash Flow Information:

-	Interest paid amounted to $4.7 million, $4.0 million, and $4.4 million, for the years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively.
-

The Company paid income taxes of approximately $8.8 million, $5.2 million, and $6.8 million, net of tax refunds received, for the years ended June 30, 2019, July 1, 2018, and July 2, 2017, respectively.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. For more than 40 years, 1-800-Flowers.com has been delivering smiles to customers with gifts for every occasion, including fresh flowers and the best selection of plants, gift baskets, gourmet foods, confections, jewelry, candles, balloons and plush stuffed animals. As always, our 100% Smile Guarantee backs every gift.

The Company’s Celebrations Ecosystem includes the following brands: 1-800-Flowers.com, 1-800-Baskets.com, Cheryl’s Cookies, FruitBouquets.com, Harry & David, Moose Munch, The Popcorn Factory, Wolferman’s, Personalization Universe, Simply Chocolate, Goodsey, DesignPac, and Stock Yards. Through the Celebrations Passport loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen its relationships with its customers. The Company also operates BloomNet, an international floral wire service providing a broad-range of products and services designed to help professional florists grow their businesses profitably; as well as Napco, a resource for floral gifts and seasonal décor.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During fiscal years 2019, 2018 and 2017, approximately 1% of consolidated net revenue came from international sources.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2019, 2018, and 2017, which ended on June 30, 2019, July 1, 2018, and July 2, 2017, respectively, consisted of 52 weeks.

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

The Company’s property, plant and equipment are depreciated using the following estimated lives:

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

During fiscal year 2019, the Company did not perform a Step 0 analysis and instead opted to perform a Step 1 analysis, and determined that the estimated fair value of the Company's reporting units significantly exceeded their respective carrying values (including goodwill allocated to each respective reporting unit). During fiscal years 2018 and 2017, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying amounts.  Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill.

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

During fiscal year 2019, the Company did not perform a Step 0 analysis and instead opted to perform a quantitative test, which determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value in all material respects. During fiscal years 2018 and 2017, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. Starting in fiscal 2019, with the adoption of ASU No. 2014-09 (see below), these costs are expensed upon mailing, instead of being amortized in direct proportion to actual sales, as was the case in fiscal years 2018 and 2017. Included within prepaid and other current assets was $2.8 million and $3.0 million at June 30, 2019 and July 1, 2018 respectively, relating to prepaid catalog expenses.

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

The Company’s equity method investment is comprised of an interest in Flores Online, a Sao Paulo, Brazil based Internet floral and gift retailer, that the Company originally acquired on May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.5 million as of June 30, 2019 and $0.6 million as of  July 1, 2018, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the years ended June 30, 2019, July 1, 2018 and July 2, 2017 was less than $0.1 million per year. During the quarter ended December 31, 2017, Flores Online entered into a share exchange agreement with Isabela Flores Intermediações Ltda. ("Isabela Flores"), whereby among other changes, the Company exchanged 5% of its interest in Flores Online for a 5% interest in Isabela Flores. This new investment of approximately $0.1 million is currently being accounted for as an equity investment without a readily determinable fair value (see below). In conjunction with this share exchange, the Company determined that the fair value of its investment in Flores Online was below its carrying value and that this decline was other-than-temporary. As a result, the Company recorded an impairment charge of $0.2 million, which is included within “Other (income) expense, net” in the Company’s consolidated statement of income during the quarter ended December 31, 2017.

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.6 million as of June 30, 2019 and $1.7 million as of July 1, 2018, including a $1.5 million investment in Euroflorist.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10.).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.8 million at June 30, 2019 and $2.4 million at July 1, 2018) have been recorded based upon previous experience and management’s evaluation.

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

-

E-commerce revenues - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment.

-

Retail revenues - consumer products sold through our retail stores. Revenue is recognized when control of the goods is transferred to the customer, at the point of sale, at which time payment is received.

-

Wholesale revenues - products sold to our wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.

-

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

Deferred Revenues

Deferred revenues are recorded when the Company has received consideration (i.e., advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for monthly subscription programs, including our Fruit of the Month Club and Celebrations Passport program.

Our total deferred revenue as of July 1, 2018 was $13.5 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $13.5 million was recognized as revenue during the year ended June 30, 2019. The deferred revenue balance as of June 30, 2019 was $17.3 million.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $147.8 million, $138.2 million and $137.5 million for the years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively.

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

Derivatives and Hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at June 30, 2019 and July 1, 2018.

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

The Company adopted this ASC effective July 2, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by $0.3 million. The adjustment primarily related to the unredeemed portion of our gift cards (breakage income), which increased retained earnings and reduced accrued expenses by $1.9 million; partially offset by the change in accounting for the Company’s catalogs, which decreased retained earnings and decreased prepaid expense by $0.8 million; as well as a deferral of initial franchise fees, which decreased retained earnings and increased accrued expenses by $0.8 million. The comparative information presented in this Form 10-K has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact to our net income for the fiscal year 2019. However, the adoption of the new revenue standard did result in quarterly fluctuations throughout the fiscal year 2019 (which were disclosed in the respective Form 10-Qs), primarily as a result of the change in accounting for catalog costs, as noted above. The Company’s contract liabilities related to gift cards ($1.8 million as of June 30, 2019) are not considered material for purposes of this disclosure. Refer to Note 15 – Business Segments for disclosure of disaggregated revenues.

Financial Instruments – Recognition and Measurement. In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," as amended by ASU No. 2018-03, “Financial Instruments-Overall: Technical Corrections and Improvements,” issued in February 2018. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income (subject to an exemption for investments that have no readily determinable fair values), requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. Upon adoption of the new guidance, we have elected to measure the investments we hold in certain non-marketable equity securities in which we do not have a controlling interest or significant influence, and that have no readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. The Company adopted the guidance prospectively effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Cloud Computing Arrangements – Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments in this ASU also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element and also require the entity to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The Company adopted the guidance prospectively, to all implementation costs incurred after the date of adoption, effective July 2, 2018. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

We will adopt the new standard beginning with the first quarter of our fiscal year ending on June 28, 2020. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

We are finalizing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting and have implemented necessary upgrades to our existing lease system. The Company currently anticipates a material impact to its Consolidated Balance Sheets, but expects no impact to the Consolidated Statements of Income or Consolidated Statements of Cash Flows. We expect to record operating lease liabilities of approximately $80.7 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use assets of approximately $78.7 million, based on the operating lease liabilities adjusted for deferred rent and lease incentives received.

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

Goodwill – Impairment Test. In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal year ending July 4, 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted significant changes to the U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act revised the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates from 35% to 21%. Since the Company’s fiscal year ends in June, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for fiscal year 2018, and 21% for subsequent fiscal years. The Tax Act also eliminated the domestic production activities deduction and introduced limitations on certain business expenses and executive compensation deductions.

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

Note 3 – Net Income Per Common Share from Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations:

	Years Ended
	June 30, 2019	July 1, 2018	July 2, 2017
	(in thousands, except per share data)
Numerator:
Net income	$34,766	$40,791	$44,041

Denominator:
Weighted average shares outstanding	64,342	64,666	65,191

Effect of dilutive securities:
Employee stock options	1,404	1,580	1,519
Employee restricted stock awards	711	692	1,025
Total effect of dilutive securities	2,115	2,272	2,544

Adjusted weighted-average shares and assumed conversions	66,457	66,938	67,735

Net income per common share from continuing operations attributable to 1-800-FLOWERS.COM, Inc.
Basic	$0.54	$0.63	$0.68
Diluted	$0.52	$0.61	$0.65

Note 4. Dispositions

On March 15, 2017, the Company and Ferrero International S.A., a Luxembourg corporation (“Ferrero”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Ferrero agreed to purchase from the Company all of the outstanding equity of Fannie May Confections Brands, Inc., including its subsidiaries, Fannie May Confections, Inc. and Harry London Candies, Inc. (“Fannie May”) for a total consideration of $115.0 million in cash, subject to adjustment for seasonal working capital. On May 30, 2017, the Company closed on the transaction, and the working capital adjustment was finalized in August 2017, resulting in an $8.5 million payment to Ferrero during the first quarter of fiscal 2018. The associated gain on sale of $14.6 million, is included within “Other income, net” in the Company’s consolidated statement of income in the fourth quarter of fiscal 2017.

The Company and Ferrero also entered into a transition services agreement whereby the Company provided certain post-closing services to Ferrero and Fannie May for a period of approximately 20 months, related to the business of Fannie May, and a commercial agreement with respect to the distribution of certain Ferrero and Fannie May products.

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

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	June 30, 2019	July 1, 2018
	(in thousands)

Finished goods	$36,820	$33,930
Work-in-process	17,535	17,575
Raw materials	38,006	37,320
Total inventory	$92,361	$88,825

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Total
	(in thousands)

Balance at July 2, 2017	$17,441	$-	$45,149	$62,590
Balance at July 1, 2018	$17,441	$-	$45,149	$62,590
Balance at June 30, 2019	$17,441	$-	$45,149	$62,590

There were no goodwill impairment charges in any segment during the years ended June 30, 2019, July 1, 2018 and July 2, 2017.

The Company’s other intangible assets consist of the following:

		June 30, 2019			July 1, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives

Investment in licenses	14-16	$7,420	$6,148	$1,272	$7,420	$6,042	$1,378
Customer lists	3-10	12,184	9,798	2,386	12,184	9,354	2,830
Other	5-14	2,946	2,280	666	2,946	2,172	774
Total intangible assets with determinable lives		22,550	18,226	4,324	22,550	17,568	4,982

Trademarks with indefinite lives		55,291	-	55,291	54,841	-	54,841

Total identifiable intangible assets		$77,841	$18,226	$59,615	$77,391	$17,568	$59,823

Intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended June 30, 2019, July 1, 2018 and July 2, 2017.

The amortization of intangible assets for the years ended June 30, 2019, July 1, 2018 and July 2, 2017 was $0.7 million, $1.4 million and $1.4 million, respectively. Future estimated amortization expense is as follows: 2020 - $0.6 million, 2021 - $0.6 million, 2022 - $0.5 million, 2023 - $0.5 million, 2024 - $0.5 million and thereafter - $1.6 million.

Note 7. Property, Plant and Equipment

	June 30, 2019	July 1, 2018
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	11,339	10,962
Building and building improvements	59,236	58,450
Leasehold improvements	13,861	12,997
Production equipment and furniture and fixtures	61,415	53,066
Computer and telecommunication equipment	53,694	46,925
Software	132,078	115,944
Capital projects in progress - orchards	9,902	10,789
Property, plant and equipment, gross	372,314	339,922
Accumulated depreciation and amortization	(205,633)	(176,582)
Property, plant and equipment, net	$166,681	$163,340

Depreciation expense for the years ended June 30, 2019, July 1, 2018 and July 2, 2017 was $29.3 million, $31.1 million, and $32.0 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2019	July 1, 2018
	(in thousands)
Payroll and employee benefits	$28,585	$12,992
Deferred revenue	17,305	13,524
Accrued marketing expenses	14,423	12,472
Accrued florist payout	8,038	6,890
Other	28,442	27,421
Accrued Expenses	$96,793	$73,299

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	June 30, 2019	July 1, 2018
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	100,000	104,938
Deferred financing costs	(3,027)	(2,608)
Total debt	96,973	102,330
Less: current debt	5,000	10,063
Long-term debt	$91,973	$92,267

(1) On May 31, 2019, the Company and certain of its U.S. subsidiaries (collectively, the “Subsidiary Guarantors”) entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2019 Credit Agreement amended and restated the Company’s existing amended and restated credit agreement dated as of December 23, 2016 (the “2016 Credit Agreement”) to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on September 29, 2019, with escalating principal payments, at the rate of 5.0% per annum for the first eight payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $62.5 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2019 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate rate plus 0.5% and (c) a LIBOR rate plus 1% or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The 2019 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of June 30, 2019. The 2019 Amended Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the Term Loan are as follows: $5.0 million – fiscal 2020, $5.0 million – fiscal 2021, $10.0 million - fiscal 2022, $10.0 million – fiscal 2023 and $70.0 million – fiscal 2024.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of June 30, 2019:
Trading securities held in a “rabbi trust” (1)	$11,816	$11,816	$-	$-
	$11,816	$11,816	$-	$-

Assets (liabilities) as of July 1, 2018:
Trading securities held in a “rabbi trust” (1)	$9,368	$9,368	$-	$-
	$9,368	$9,368	$-	$-

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

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	June 30, 2019	July 1, 2018	July 2, 2017
	(in thousands)
Current provision:
Federal	$2,809	$3,385	$11,859
State	2,710	1,514	1,758
Foreign	-	-	-
Current income tax expense	5,519	4,899	13,617
Deferred provision (benefit):
Federal	3,138	(9,331)	(1,563)
State	(427)	1,648	(90)
Foreign	(13)	15	4
Deferred income tax expense (benefit)	2,698	(7,668)	(1,649)

Income tax expense (benefit)	$8,217	$(2,769)	$11,968

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 30, 2019	July 1, 2018	July 2, 2017

Tax at U.S. statutory rates	21.0%	28.0%	35.0%
State income taxes, net of federal tax benefit	4.4	5.7	2.3
Valuation allowance change	(0.3)	2.6	14.9
Non-deductible compensation	0.7	-	-
Excess tax benefit from stock-based compensation	(4.4)	(1.6)	(1.6)
Domestic production deduction	-	(2.0)	(2.1)
Tax credits	(1.8)	(2.5)	(1.7)
Tax Act impact on deferred tax balance (1)	-	(32.0)	-
Return to provision	(1.0)	(5.8)	-
Tax effect of Fannie May disposition	-	-	(25.3)
Other, net	0.5	0.3	(0.1)
Effective tax rate	19.1%	(7.3)%	21.4%

(1)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%. Due to the Company’s fiscal year end, the lower income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for the Company’s fiscal year ended July 1, 2018, and 21% for the fiscal year ended June 30, 2019. Accordingly, for the fiscal year ended July 1, 2018, the Company recorded a deferred tax benefit of $12.2 million related to the change in deferred tax liabilities.

Shortly after the Tax Act was enacted, the SEC Staff issued Staff Accounting Bulletin 118, “Income Tax Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provided guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period during which a company acting in good faith may complete the accounting for the impacts of the Tax Act. We completed the assessment of the income tax effects of the Tax Act in the second quarter of fiscal 2019, with no adjustments recorded to the provisional amounts.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	June 30, 2019	July 1, 2018
	(in thousands)
Deferred income tax assets:
Loss and credit carryforwards	$10,955	$11,286
Accrued expenses and reserves	3,866	3,871
Stock-based compensation	1,798	1,344
Deferred compensation	2,150	1,711
Gross deferred income tax assets	18,769	18,212
Less: Valuation allowance	(9,872)	(9,972)
Deferred tax assets, net	8,897	8,240

Deferred income tax liabilities:
Other intangibles	(14,664)	(14,983)
Tax in excess of book depreciation	(23,131)	(19,457)
Deferred tax liabilities	(37,795)	(34,440)
Net deferred income tax liabilities	$(28,898)	$(26,200)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances, primarily for certain state and all foreign net operating losses as well as federal and state capital loss carryforwards. The Company does not expect to utilize the federal and state capital loss carryforward prior to expiration and has therefore provided for a full valuation allowance. At June 30, 2019, the Company’s total federal and state capital loss carryforwards were $27.8 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $3.3 million, which if not utilized, will begin to expire in fiscal 2034.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2017, however, fiscal 2018 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2015. The Company's foreign income tax filings from fiscal 2014 forward are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 30, 2019, the Company has an unrecognized tax benefit, including an immaterial amount of accrued interest and penalties, of approximately $0.9 million. The Company believes that $0.2 million of the unrecognized tax positions will be resolved over the next twelve months.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2018, 78,780 shares of Class B common stock were converted into shares of Class A common stock, while none were converted during fiscal 2019.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In October 2016, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $25 million. In August 2017, the Board of Directors increased the authorization to $30.0 million, and subsequently increased it once more on June 27, 2019 to $30.0 million. The Company repurchased a total of $14.8 million (1,230,303 shares), $12.2 million (1,269,059 shares) and $10.7 million (1,120,706 shares) during the fiscal years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively, under this program. As of June 30, 2019, $30.0 million remains authorized under the plan.

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

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board. At June 30, 2019, the Company has reserved approximately 4.5 million shares of Class A common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	June 30, 2019	July 1, 2018	July 2, 2017 (2)
	(in thousands)
Stock options	$315	$429	$446
Restricted stock awards	5,995	3,297	5,248
Total	6,310	3,726	5,694
Deferred income tax benefit	1,578	961	2,213
Stock-based compensation expense, net	$4,732	$2,765	$3,481

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 30, 2019	July 1, 2018	July 2, 2017 (2)
	(in thousands)
Marketing and sales	$2,725	$989	$1,624
Technology and development	411	198	315
General and administrative	3,174	2,539	3,755
Total	$6,310	$3,726	$5,694

(1)	Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (See Note 15. for details).

(2)

Excludes approximately $0.4 million of stock-based compensation expense recorded within the gain on the sale of Fannie May, resulting from the acceleration of vesting of shares for Fannie May personnel, upon closing of the disposition.

Stock Options

The Company did not grant stock options during fiscal years 2019, 2018 and 2017. The following table summarizes stock option activity during the year ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding beginning of period	1,968,234	$2.35
Granted	-	$-
Exercised	(601,234)	$2.06
Forfeited/Expired	(2,000)	$2.22
Outstanding end of period	1,365,000	$2.48	2.1	$22,388

Exercisable at June 30, 2019	1,235,000	$2.43	2.0	$20,312

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2019, July 1, 2018 and July 2, 2017 was $7.8 million, $1.1 million and $0.5 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
		(in years)
$1.79	330,000	1.3	$1.79	330,000	$1.79
$2.44	25,000	0.4	$2.44	25,000	$2.44
$2.63	1,000,000	2.3	$2.63	875,000	$2.63
$10.20	10,000	5.8	$10.20	5,000	$10.20
	1,365,000	2.1	$2.48	1,235,000	$2.43

As of June 30, 2019, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 0.4 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	962,273	$7.72
Granted	953,066	$12.74
Vested	(411,600)	$7.91
Forfeited	(65,147)	$11.62
Non-vested - end of period	1,438,592	$10.81

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 30, 2019, there was $9.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 1.6 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its Board of Directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $0.9 million, $0.0 million and $0.0 million during fiscal years 2019, 2018, and 2017, respectively.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. Up until December 31, 2016, the Company matched 50% of the deferrals made by each participant during the applicable period, up to a maximum of $2,500. Effective January 1, 2017, the Company suspended contributions. Employees are vested in the Company's contributions based upon years of participation in the plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected. As of June 30, 2019, and July 1, 2018, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $11.8 million and $9.4 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. Company contributions during the year ended July 2, 2017 were less than $0.1 million. The gains (losses) on these investments which were $0.7 million, $0.8 million and $1.0 million for the years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively, are included in “Other (income) expense, net,” within the Company’s consolidated statements of income.

Note 15. Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•     1-800-Flowers.com Consumer Floral,

•     BloomNet Wire Service, and

•     Gourmet Foods & Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (a) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation, which is included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Years ended
Net revenues	June 30, 2019	July 1, 2018	July 2, 2017
	(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$497,765	$457,460	$437,132
BloomNet Wire Service	102,876	89,569	87,700
Gourmet Foods & Gift Baskets	648,418	605,523	670,677
Corporate	1,105	1,114	1,102
Intercompany eliminations	(1,541)	(1,745)	(2,986)
Total net revenues	$1,248,623	$1,151,921	$1,193,625

	Years ended
Operating Income from Continuing Operations	June 30, 2019	July 1, 2018	July 2, 2017
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$49,653	$50,808	$51,860
BloomNet Wire Service	34,705	31,683	32,383
Gourmet Foods & Gift Baskets	82,319	70,927	77,312
Segment Contribution Margin Subtotal	166,677	153,418	161,555
Corporate (a)	(91,604)	(79,901)	(81,820)
Depreciation and amortization	(29,965)	(32,469)	(33,376)
Operating income	$45,108	$41,048	$46,359

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	June 30, 2019				July 1, 2018				July 2, 2017
	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$489,463	$-	$508,897	$998,360	$448,943	$-	$472,905	$921,848	$427,831	$-	$468,931	$896,762
Retail	4,706	-	45,862	50,568	4,743	-	46,860	51,603	4,769	-	76,321	81,090
Wholesale	-	29,744	93,659	123,403	-	28,747	85,758	114,505	-	27,033	125,425	152,458
BloomNet services	-	73,132	-	73,132	-	60,822	-	60,822	-	60,667	-	60,667
Other	3,596	-	-	3,596	3,774	-	-	3,774	4,532	-	-	4,532
Corporate	-	-	-	1,105	-	-	-	1,114	-	-	-	1,102
Eliminations	-	-	-	(1,541)	-	-	-	(1,745)	-	-	-	(2,986)
Total net revenues	$497,765	$102,876	$648,418	$1,248,623	$457,460	$89,569	$605,523	$1,151,921	$437,132	$87,700	$670,677	$1,193,625

Note 16. Commitments and Contingencies

Leases

The Company currently leases office, store facilities, and equipment under various leases through fiscal 2034. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company has also entered into leases that are on a month-to-month basis. These leases are classified as either capital leases, operating leases or subleases, as appropriate.

As of June 30, 2019, future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

Operating Leases
(in thousands)
2020	$16,588
2021	13,490
2022	12,081
2023	9,957
2024	9,498
Thereafter	44,953
Total minimum lease payments	$106,567

At June 30, 2019, the total future minimum sublease rentals under non-cancelable operating sub-leases for land and buildings were $3.7 million. Rent expense (excluding executory costs such as real estate taxes, maintenance, utilities, etc.) was approximately $20.0 million, $19.6 million and $28.7 million for the years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively.

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 30, 2019, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $5.5 million, primarily related to the Company’s technology infrastructure and inventory commitments.

The Company had approximately $1.6 million and $1.8 million in unused stand-by letters of credit as of June 30, 2019 and July 1, 2018, respectively.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended June 30, 2019	$2,418,000	$1,383,000	$-	$(1,024,000)	$2,777,000
Year Ended July 1, 2018	$1,846,000	$1,068,000	$-	$(496,000)	$2,418,000
Year Ended July 2, 2017	$2,104,000	$1,158,000	$-	$(1,416,000)	$1,846,000

(a) Reduction in reserve due to write-off of accounts/notes receivable balances.

 S-1