Form 10-Q
period 2019-09-29
1 800 FLOWERS COM INC
filed 2019-11-08
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 1, 2019:

Class A common stock:	36,047,572
Class B common stock:	28,542,823

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended September 29, 2019

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 29, 2019	June 30, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,174	$172,923
Trade receivables, net	36,062	12,374
Inventories	172,513	92,361
Prepaid and other	25,649	25,580
Total current assets	268,398	303,238

Property, plant and equipment, net	163,422	166,681
Operating lease right-of-use assets	75,876	-
Goodwill	74,711	62,590
Other intangibles, net	66,954	59,615
Other assets	15,594	14,316
Total assets	$664,955	$606,440

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,128	$25,704
Accrued expenses	82,913	96,793
Current maturities of long-term debt	5,000	5,000
Current portion of long-term operating lease liabilities	10,381	-
Total current liabilities	135,422	127,497

Long-term debt	90,782	91,973
Long-term operating lease liabilities	67,643	-
Deferred tax liabilities	28,195	28,898
Other liabilities	13,517	15,361
Total liabilities	335,559	263,729

Commitments and contingencies (See Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 53,216,294 and 53,084,127 shares issued at September 29, 2019 and June 30, 2019, respectively	532	530
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued at September 29, 2019 and June 30, 2019	338	338
Additional paid-in-capital	351,304	349,319
Retained earnings	93,254	108,525
Accumulated other comprehensive loss	(269)	(269)
Treasury stock, at cost, 17,211,206 and 17,209,093 Class A shares at September 29, 2019 and June 30, 2019, respectively, and 5,280,000 Class B shares at September 29, 2019 and June 30, 2019	(115,763)	(115,732)
Total stockholders’ equity	329,396	342,711
Total liabilities and stockholders’ equity	$664,955	$606,440

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	September 29, 2019	September 30, 2018

Net revenues	$187,263	$169,496
Cost of revenues	111,117	100,956
Gross profit	76,146	68,540
Operating expenses:
Marketing and sales	56,839	52,954
Technology and development	10,803	10,279
General and administrative	21,522	20,430
Depreciation and amortization	7,635	7,843
Total operating expenses	96,799	91,506
Operating loss	(20,653)	(22,966)
Interest expense, net	595	990
Other income (expense), net	(84)	274
Loss before income taxes	(21,332)	(23,682)
Income tax benefit	(6,061)	(6,416)
Net loss	$(15,271)	$(17,266)

Basic and diluted net loss per common share	$(0.24)	$(0.27)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,503	64,620

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	September 29, 2019	September 30, 2018
Net loss	$(15,271)	$(17,266)
Other comprehensive income (currency translation & other)	-	10
Comprehensive loss	$(15,271)	$(17,256)

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended September 29, 2019 and September 30, 2018
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity

Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711
Net loss	-	-	-	-	-	(15,271)	-	-	-	(15,271)
Stock-based compensation	7,167	-	-	-	1,765	-	-	-	-	1,765
Exercise of stock options	125,000	2	-	-	220	-	-	-	-	222
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	2,113	(31)	(31)
Balance at September 29, 2019	53,216,294	$532	33,822,823	$338	$351,304	$93,254	$(269)	22,491,206	$(115,763)	$329,396

Balance at July 1, 2018	52,071,293	$520	33,822,823	$338	$341,783	$73,429	$(200)	21,258,790	$(100,966)	$314,904
Net loss	-	-	-	-	-	(17,266)	-	-	-	(17,266)
Translation adjustment	-	-	-	-	-		10	-	-	10
Stock-based compensation	1,667	-	-	-	955	-	-	-	-	955
Exercise of stock options	90,000	1	-	-	300	-	-	-	-	301
Other	-	-	-	-	-	1,120	-	-	-	1,120
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	345,622	(4,040)	(4,040)
Balance at September 30, 2018	52,162,960	$521	33,822,823	$338	$343,038	$57,283	$(190)	21,604,412	$(105,006)	$295,984

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	September 29, 2019	September 30, 2018

Operating activities:
Net loss	$(15,271)	$(17,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,635	7,843
Amortization of deferred financing costs	112	224
Deferred income taxes	(703)	(259)
Bad debt expense	503	224
Stock-based compensation	1,765	955
Other non-cash items	184	286
Changes in operating items:
Trade receivables	(24,191)	(18,024)
Inventories	(79,124)	(71,855)
Prepaid and other	(1,190)	(2,731)
Accounts payable and accrued expenses	(2,646)	(8,766)
Other assets and liabilities	148	(54)
Net cash used in operating activities	(112,778)	(109,423)

Investing activities:
Acquisitions, net of cash acquired	(20,500)	-
Capital expenditures, net of non-cash expenditures	(4,359)	(4,907)
Net cash used in investing activities	(24,859)	(4,907)

Financing activities:
Acquisition of treasury stock	(31)	(4,040)
Proceeds from exercise of employee stock options	222	302
Repayment of notes payable and bank borrowings	(1,250	(2,156)
Debt issuance cost	(53)	-
Net cash used in financing activities	(1,112)	(5,894)

Net change in cash and cash equivalents	(138,749)	(120,224)
Cash and cash equivalents:
Beginning of period	172,923	147,240
End of period	$34,174	$27,016

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2020. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

Our total deferred revenue as of June 30, 2019 was $17.3 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $10.0 million was recognized as revenue during the three months ended September 29, 2019. The deferred revenue balance as of September 29, 2019 was $16.5 million.

Recently Issued Accounting Pronouncements - Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted the new standard effective July 1, 2019 and elected the optional transition method and therefore, we will not apply the standard to the comparative periods presented in our financial statements. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, that did not require us to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The adoption of the new standard had a material impact to the Company’s Consolidated Balance Sheets, but no impact to the Consolidated Statements of Income (Operations) or Consolidated Statements of Cash Flows. As such, we recorded operating lease liabilities of $80.7 million, based on the present value of the remaining minimum rental payments using discount rates as of the effective date, and a corresponding right-of-use assets of $78.7 million based on the operating lease liabilities adjusted for deferred rent and lease incentives received. See Note 13 - Leases for further information about our transition to ASC 842 and the newly required disclosures.

Recently Issued Accounting Pronouncements – Not Yet Adopted

Financial Instruments – Measurement of Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Goodwill – Impairment Test. In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the three months ended September 29, 2019 and September 30, 2018, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Stock options	$65	$105
Restricted stock	1,700	850
Total	1,765	955
Deferred income tax benefit	329	259
Stock-based compensation expense, net	$1,436	$696

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Marketing and sales	$816	$255
Technology and development	119	51
General and administrative	830	649
Total	$1,765	$955

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the three months ended September 29, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2019	1,365,000	$2.48
Granted	-	$-
Exercised	(125,000)	$1.79
Forfeited	-	$-
Outstanding at September 29, 2019	1,240,000	$2.55	1.9	$14,994

Exercisable at September 29, 2019	1,110,000	$2.50	1.9	$13,470

As of September 29, 2019, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.1 million and the weighted average period over which these awards are expected to be recognized was 0.1 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 29, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2019	1,438,592	$10.81
Granted	1,500	$14.73
Vested	(7,167)	$9.23
Forfeited	(33,849)	$12.67
Non-vested at September 29, 2019	1,399,076	$10.78

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 29, 2019, there was $7.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.3 years.

Note 4 – Acquisition

 Acquisition of Shari’s Berries

On August 14, 2019, the Company completed its acquisition of the Shari’s Berries business ("Shari's Berries"), a leading provider of dipped berries and other specialty treats, through a bankruptcy proceeding of certain assets of the gourmet food business of the FTD Companies, Inc. The transaction, for a purchase price of $20.5 million, included the Shari’s Berries domain names, copyrights, trademarks, customer data, phone numbers and other intellectual property, as well as certain raw material inventory and the assumption of specified liabilities.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill. Of the acquired intangible assets, $0.6 million was assigned to customer lists, which is being amortized over the estimated remaining life of 2 years, $6.9 million was assigned to tradenames, and $12.1 million was assigned to goodwill, which is expected to be deductible for tax purposes. The goodwill recognized in conjunction with our acquisition of Shari’s Berries is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

Shari’s Berries Preliminary Purchase Price Allocation
(in thousands)
Current assets	$1,029
Intangible assets	7,540
Goodwill	12,121
Total assets acquired	20,690

Current liabilities	190
Net assets acquired	$20,500

Raw materials inventory was valued at book value, as there have not been any significant price fluctuations or other events that would materially change the cost to replace the raw materials.

The estimated fair value of the acquired tradenames was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The discount rate used in the valuation was based on the Company’s weighted average cost of capital, the riskiness of the earnings stream associated with the trademarks and the overall composition of the acquired assets.

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

Operating results of the Shari’s Berries brand are reflected in the Company’s consolidated financial statements from the date of acquisition, within the Gourmet Food & Gift Baskets segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	September 29, 2019	June 30, 2019
	(in thousands)
Finished goods	$105,102	$36,820
Work-in-process	16,227	17,535
Raw materials	51,184	38,006
Total inventory	$172,513	$92,361

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at June 30, 2019	$17,441	$-	$45,149	$62,590
Acquisition of Shari’s Berries	-	-	12,121	12,121
Balance at September 29, 2019	$17,441	$-	$57,270	$74,711

The Company’s other intangible assets consist of the following:

		September 29, 2019			June 30, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14-16	$7,420	$6,174	$1,246	$7,420	$6,148	$1,272
Customer lists	2-10	12,825	9,948	2,877	12,184	9,798	2,386
Other	5-14	2,946	2,306	640	2,946	2,280	666
Total intangible assets with determinable lives		23,191	18,428	4,763	22,550	18,226	4,324
Trademarks with indefinite lives		62,191	-	62,191	55,291	-	55,291
Total identifiable intangible assets		$85,382	$18,428	$66,954	$77,841	$18,226	$59,615

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2020 - $0.7 million, fiscal 2021 - $0.8 million, fiscal 2022 - $0.7 million, fiscal 2023 - $0.6 million, fiscal 2024 - $0.5 million and thereafter - $1.5 million.

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

The Company’s equity method investment is comprised of an interest in Flores Online Ltda. ("Flores Online"), a Sao Paulo, Brazil-based internet floral and gift retailer, that the Company originally acquired on May 31, 2012. The Company currently holds 24.9% of the outstanding shares of Flores Online. The book value of this investment was $0.5 million as of September 29, 2019 and June 30, 2019, and is included in the “Other assets” line item within the Company’s consolidated balance sheets. The Company’s equity in the net loss of Flores Online for the three months ended September 29, 2019 and September 30, 2018, respectively, was less than $0.1 million.

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $1.7 million as of September 29, 2019 and June 30, 2019.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	September 29, 2019	June 30, 2019
	(in thousands)
Revolver (1)	$-	$-
Term Loan (1)	98,750	100,000
Deferred financing costs	(2,968)	(3,027)
Total debt	95,782	96,973
Less: current debt	5,000	5,000
Long-term debt	$90,782	$91,973

(1)

On May 31, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2019 Credit Agreement amended and restated the Company’s existing amended and restated credit agreement dated as of December 23, 2016 (the “2016 Credit Agreement”) to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on September 29, 2019, with escalating principal payments, at the rate of 5.0% per annum for the first eight payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $62.5 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2019 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5% and (c) a LIBOR rate plus 1% or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The 2019 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of September 29, 2019. The 2019 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan are as follows: $3.8 million – remainder of fiscal 2020, $5.0 million – fiscal 2021, $10.0 million - fiscal 2022, $10.0 million – fiscal 2023 and $70.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	September 29, 2019	June 30, 2019
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	11,629	11,339
Building and building improvements	59,800	59,236
Leasehold improvements	14,075	13,861
Production equipment and furniture and fixtures	62,251	61,415
Computer and telecommunication equipment	53,591	53,694
Software	135,453	132,078
Capital projects in progress - orchards	8,968	9,902
Property, plant and equipment, gross	376,556	372,314
Accumulated depreciation and amortization	(213,134)	(205,633)
Property, plant and equipment, net	$163,422	$166,681

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of September 29, 2019:
Trading securities held in a “rabbi trust” (1)	$13,065	$13,065	$-	$-
Total assets (liabilities) at fair value	$13,065	$13,065	$-	$-

As of June 30, 2019:
Trading securities held in a “rabbi trust” (1)	$11,816	$11,816	$-	$-
Total assets (liabilities) at fair value	$11,816	$11,816	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended September 29, 2019 was 28.4% compared to 27.1% in the same period of the prior year. The effective rate for fiscal 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. The effective rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various tax credits, including excess tax benefits from stock-based compensation, and other permanent differences.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2017, however, fiscal year 2018 remains subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2015. The Company's foreign income tax filings from fiscal 2014 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 29, 2019, the Company has an unrecognized tax benefit, including interest and penalties, of approximately $0.9 million. The Company believes that $0.2 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended
Net Revenues:	September 29, 2019	September 30, 2018
Segment Net Revenues:	(in thousands)
1-800-Flowers.com Consumer Floral	$90,768	$85,076
BloomNet Wire Service	25,440	23,993
Gourmet Food & Gift Baskets	71,215	60,518
Corporate	195	267
Intercompany eliminations	(355)	(358)
Total net revenues	$187,263	$169,496

	Three Months Ended
Operating Income (Loss):	September 29, 2019	September 30, 2018
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$8,524	$7,495
BloomNet Wire Service	8,357	7,638
Gourmet Food & Gift Baskets	(6,600)	(9,121)
Segment Contribution Margin Subtotal	10,281	6,012
Corporate (a)	(23,299)	(21,135)
Depreciation and amortization	(7,635)	(7,843)
Operating loss	$(20,653)	$(22,966)

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	September 29, 2019				September 30, 2018
	1-800-Flowers.comConsumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$89,088	$-	$39,962	$129,050	$83,450	$-	$34,250	$117,700
Retail	939	-	7,490	8,429	861	-	7,779	8,640
Wholesale	-	8,748	23,763	32,511	-	8,133	18,489	26,622
BloomNet services	-	16,692	-	16,692	-	15,860	-	15,860
Other	741	-	-	741	765	-	-	765
Corporate	-	-	-	195	-	-	-	267
Eliminations	-	-	-	(355)	-	-	-	(358)
Net revenues	$90,768	$25,440	$71,215	$187,263	$85,076	$23,993	$60,518	$169,496

Note 13 – Leases

The Company currently leases plants, warehouses, offices, store facilities, and equipment under various leases through fiscal 2034. Most lease agreements are of a long-term nature (over a year), although the Company does also enter into short-term leases, primarily for seasonal needs. Lease agreements may contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company accounts for its leases in accordance with ASC 842. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time, by assessing whether we have the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset.

At the lease commencement date, we determine if a lease should be classified as an operating or a finance lease (we currently have no finance leases) and recognize a corresponding lease liability and a right-of-use asset on our Balance Sheet. The lease liability is initially and subsequently measured as the present value of the remaining fixed minimum rental payments (including base rent and fixed common area maintenance) using discount rates as of the commencement date. Variable payments (including most utilities, real estate taxes, insurance and variable common area maintenance) are expensed as incurred. The right-of-use asset is initially and subsequently measured at the carrying amount of the lease liability adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use asset. Right-of-use assets are assessed for impairment using the long-lived assets impairment guidance. The discount rate used to determine the present value of lease payments is our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as we generally cannot determine the interest rate implicit in the lease.

We recognize expense for our operating leases on a straight-line basis over the lease term. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Renewal option periods are included in the measurement of lease liability, where the exercise is reasonably certain to occur. Key estimates and judgments in accounting for leases include how we determine: (1) lease payments, (2) lease term and (3) the discount rate used in calculating the lease liability.

Information related to our leases as of and for the period ending September 29, 2019 is as follows:

Three Months Ended
September 29, 2019
(in thousands)
Lease costs:
Operating lease costs	$3,640
Variable lease costs	3,540
Short-term lease cost	1,065
Sublease income	(270)
Total lease costs	$7,975

Cash paid for amounts included in measurement of operating lease liabilities	$3,305
Right-of-use assets obtained in exchange for new operating lease liabilities	$178
Weighted-average remaining lease term - operating leases	9.8 years
Weighted-discount rate - operating leases	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of September 29, 2019 are as follows (in thousands):

Remainder of 2020	$8,899
2021	11,679
2022	10,310
2023	9,901
2024	9,452
Thereafter	44,888
Total Future Minimum Lease Payments	$95,129
Less Imputed Remaining Interest	17,105
Total	$78,024

 At June 30, 2019, in accordance with ASC 840, future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consisted of the following (in thousands):

2020	$16,588
2021	13,490
2022	12,081
2023	9,957
2024	9,498
Thereafter	44,953
Total Future Minimum Lease Payments	$106,567

Note 14 – Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2019. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results” and under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended June 30, 2019 under the heading “Risk Factors.”

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

The Company’s Celebrations Ecosystem includes the following brands: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, Shari's Berries®, FruitBouquets.comSM, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery ®, Personalization Universe®, Simply Chocolate®, Goodsey®, DesignPac® and Stock Yards®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen its relationships with its customers. The Company also operates BloomNet®, an international floral wire service providing a broad range of products and services designed to help professional florists grow their businesses profitably; as well as NapcoSM, a resource for floral gifts and seasonal décor.

1-800-FLOWERS.COM, Inc. was recognized as the 2019 Mid-Market Company of the Year by CEO Connection.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the year ended June 30, 2019.

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

EBITDA and adjusted EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, NQDC Plan investment appreciation/depreciation, and for certain items affecting period to period comparability. See Segment Information for details on how EBITDA and adjusted EBITDA were calculated for each period presented.

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

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, and adjusted EBITDA.

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$90,768	$85,076	6.7%
BloomNet Wire Service	25,440	23,993	6.0%
Gourmet Food & Gift Baskets	71,215	60,518	17.7%
Corporate	195	267	(27.0%)
Intercompany eliminations	(355)	(358)	0.8%
Total net revenues	$187,263	$169,496	10.5%

Gross profit:
1-800-Flowers.com Consumer Floral	$36,050	$33,288	8.3%
	39.7%	39.1%

BloomNet Wire Service	12,958	11,907	8.8%
	50.9%	49.6%

Gourmet Food & Gift Baskets	27,042	23,036	17.4%
	38.0%	38.1%

Corporate	96	309	(68.9%)
	49.2%	115.7%

Total gross profit	$76,146	$68,540	11.1%
	40.7%	40.4%

EBITDA (non-GAAP)
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$8,524	$7,495	13.7%
BloomNet Wire Service	8,357	7,638	9.4%
Gourmet Food & Gift Baskets	(6,600)	(9,121)	27.6%
Segment Contribution Margin Subtotal	10,281	6,012	71.0%
Corporate (b)	(23,299)	(21,135)	(10.2%)
EBITDA (non-GAAP)	(13,018)	(15,123)	13.9%
Add: Stock-based compensation	1,765	955	84.8%
Add: Compensation charge related to NQDC Plan investment appreciation (depreciation)	(44)	282	(115.6%)
Adjusted EBITDA (non-GAAP)	$(11,297)	$(13,886)	18.6%

Reconciliation of net loss to Adjusted EBITDA (non-GAAP):

	Three Months Ended
	September 29, 2019	September 30, 2018
	(in thousands)

Net loss	$(15,271)	$(17,266)
Add:
Interest expense, net	679	716
Depreciation and amortization	7,635	7,843
Less:
Income tax benefit	6,061	6,416
EBITDA	(13,018)	(15,123)
Add: Stock-based compensation	1,765	955
Add: Compensation charge related to NQDC Plan investment appreciation/(depreciation)	(44)	282
Adjusted EBITDA	$(11,297)	$(13,886)

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

Results of Operations

Net revenues

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$129,050	$117,700	9.6%
Other	58,213	51,796	12.4%
Total net revenues	$187,263	$169,496	10.5%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 10.5% during the three months ended September 29, 2019, compared to the same period of the prior year, due to growth across all three of the Company’s business segments, including the Gourmet Food & Gift Baskets segment, which benefited from strong everyday gifting at Harry & David and 1-800-Baskets.com, combined with a shift into the quarter of some gift basket shipments for certain wholesale customers and revenues from Shari’s Berries, which was acquired through bankruptcy auction in August 2019.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	September 29, 2019				September 30, 2018
	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$89,088	$-	$39,962	$129,050	$83,450	$-	$34,250	$117,700
Retail	939	-	7,490	8,429	861	-	7,779	8,650
Wholesale	-	8,748	23,763	32,511	-	8,133	18,489	26,622
BloomNet services	-	16,692	-	16,692	-	15,860	-	15,860
Other	741	-	-	741	765	-	-	765
Corporate	-	-	-	195	-	-	-	267
Eliminations	-	-	-	(355)	-	-	-	(358)
Net revenues	$90,768	$25,440	$71,215	$187,263	$85,076	$23,993	$60,518	$169,496

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) increased by 9.6% during the three months ended September 29, 2019, compared to the same period of the prior year, as a result of growth within the Gourmet Food & Gift Baskets segment of 16.7% as well as growth within the 1-800-Flowers.com Consumer Floral segment of 6.8%. During the three months ended September 29, 2019, the Company fulfilled approximately 1,845,000 orders through its e-commerce sales channels (online and telephonic sales), an increase of 8.2% compared to the same period of the prior year, while average order value increased 1.3%, to $69.95, during the three months ended September 29, 2019, compared to the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food & Gift Baskets segments. Other revenues increased by 12.4% during the three months ended September 29, 2019, compared to the same period of the prior year, due to growth within the Gourmet Food & Gift Baskets segment of 19.0%, BloomNet Wire Service segment of 6.0%, and 1-800-Flowers.com Consumer Floral of 3.3%.

Revenue by segment:

1-800-Flowers.com Consumer Floral – this segment, which consists primarily of the operations of the 1-800-Flowers.com brand, derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 6.7% during the three months ended September 29, 2019, compared to the same period of the prior year, reflecting the strategic marketing and merchandising investments that we have been making in the Company’s flagship brands.

BloomNet Wire Service -revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues increased 6.0% during the three months ended September 29, 2019, compared to the same period of the prior year, primarily due to higher services revenue, including digital directory and transaction fees (driven primarily by increased 1-800-Flowers order volume sent through the network), as well as increasing demand for our expanded line of wholesale products.

Gourmet Food & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues increased 17.7% during the three months ended September 29, 2019, compared to the same period of the prior year primarily due to : (i) strong growth at Harry & David and 1-800-Baskets, driven by everyday gifting, particularly for such occasions as Birthday, Sympathy and Thank You, along with the new “Get-Well” Collection, as well as Harry & David’s Gourmet line, which includes prepared meals and wines for both gifting and entertaining, (ii) strong growth in the DesignPac wholesale business due to a combination of increased demand, and a timing shift of some wholesale gift basket shipments into the quarter, and (iii) the acquisition of Shari’s Berries on August 14, 2019, which contributed approximately $2.0 million of revenue during the quarter. On a comparable basis, excluding Shari’s Berries incremental revenue and the earlier wholesale shipments, adjusted Gourmet Food & Gift Baskets revenues would have increased approximately 9.4% in comparison to the prior year period.

Gross profit

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Gross profit	$76,146	$68,540	11.1%
Gross profit %	40.7%	40.4%

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

Gross profit increased 11.1% during the three months ended September 29, 2019, compared to the same period of the prior year, primarily as a result of the increase in revenues noted above. Gross profit percentage increased 30 basis points, reflecting a combination of strategic pricing initiatives and more efficient use of promotional marketing programs, which offset higher costs associated with seasonal labor and tariffs.

1-800-Flowers.com Consumer Floral segment - Gross profit increased by 8.3% during the three months ended September 29, 2019, compared to the same period of the prior year, as a result of the revenue increases noted above, as well as an increase in gross profit percentage of 60 basis points to 39.7%. The higher gross profit percentage was due to product mix combined with efficient use of promotional pricing programs.

BloomNet Wire Service segment - Gross profit increased by 8.8% during the three months ended September 29, 2019, compared to the same period of the prior year, due to the increase in revenues noted above, as well as an increase in gross profit percentage of 130 basis points to 50.9%. The higher gross profit percentage was due to the impact of sales mix, resulting from increases in higher margin directory and transaction fee revenues.

Gourmet Food & Gift Baskets segment - Gross profit increased by 17.4% during the three months ended September 29, 2019, compared to the same period of the prior year, due to the revenue increase noted above. Gross profit percentage decreased 10 basis points, to 38.0%, primarily due to product mix as a result of the increase in wholesale gift basket shipments.

Marketing and sales expense

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Marketing and sales	$56,839	$52,954	7.3%
Percentage of net revenues	30.4%	31.2%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 7.3% during the three months ended September 29, 2019, compared to the same period of the prior year, primarily due to increased advertising spend within the 1-800-Flowers.com Consumer Floral and Gourmet Food & Gift Baskets segments, as a result of the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share. Marketing and sales as a percentage of net revenues of 30.4%, decreased from 31.2% in the same period of the prior year, primarily as a result of the timing shift of some wholesale gift basket shipments into the quarter.

Technology and development expense

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Technology and development	$10,803	$10,279	5.1%
Percentage of net revenues	5.8%	6.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 5.1% during the three months ended September 29, 2019, compared to the same period of the prior year, primarily due to increased license and maintenance costs required to support the Company’s technology platform.

General and administrative expense

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
General and administrative	$21,522	$20,430	5.3%
Percentage of net revenues	11.5%	12.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 5.3% during the three months ended September 29, 2019, compared to the same period of the prior year, primarily due to higher labor costs, bad debt expense, and professional fees related to due diligence acquisition related costs.

Depreciation and amortization expense

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Depreciation and amortization	$7,635	$7,843	-2.7%
Percentage of net revenues	4.1%	4.6%

Depreciation and amortization expense during the three months ended September 29, 2019 was slightly favorable in comparison to the prior year.

Interest (income) expense, net

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Interest expense, net	$595	$990	-39.9%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 39.9% during the three months ended September 29, 2019, compared to the same period of the prior year, due to higher invested cash balances and associated rates earned on these balances, combined with lower borrowings outstanding on the 2019 Credit Agreement.

Other income (expense), net

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
	(dollars in thousands)
Other income (expense), net	$(84)	$274	-130.7%

Other income, net for the three months ended September 29, 2019 consists primarily of investment losses on the Company’s Non-Qualified Deferred Compensation Plan assets, whereas in the prior year, there was a gain $0.3 million.

Income Taxes

The Company recorded an income tax benefit of $6.1 million during the three months ended September 29, 2019. The Company’s effective tax rate for the three months ended September 29, 2019 was 28.4% compared to 27.1% in the same period of the prior year. The effective rate for fiscal 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. The effective rate for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various tax credits, including excess tax benefits from stock-based compensation, and other permanent differences. At September 29, 2019, the Company has an unrecognized tax benefit, including interest and penalties, of approximately $0.9 million. The Company believes that $0.2 million of unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2019 Credit Agreement (see Note 8 - Debt in Item 1 for details). At September 29, 2019, the Company had working capital of $133.0 million, including cash and cash equivalents of $34.2 million, compared to working capital of $175.7 million, including cash and cash equivalents of $172.9 million, at June 30, 2019. As of September 29, 2019, there were no borrowings outstanding under the Company’s working capital Revolver.

Due to the seasonal nature of the Company’s business, the Thanksgiving through Christmas holiday season, which falls within its second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. As a result, the Company expects to generate significant cash from operations during its second quarter. In order to fund pre-holiday manufacturing and inventory procurement requirements, the Company will borrow from its Revolver at the beginning of its second quarter. Cash generated during the Holiday selling season will enable the Company to repay all such borrowings before the end of the quarter, with sufficient cash on hand to fund its operations through the second quarter of fiscal 2021.

While we believe that our sources of funding will be sufficient to meet our anticipated operating cash needs for at least the next twelve months, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate opportunities to repurchase common stock and we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to require additional financing.

Cash Flows

Net cash used in operating activities of $112.8 million, for the three months ended September 29, 2019, was primarily attributable to the Company’s net loss during the period, combined with seasonal changes in working capital, including increases in inventory and trade receivables, partially offset by non-cash charges for depreciation and amortization and stock-based compensation.

Net cash used in investing activities of $24.9 million, for the three months ended September 29, 2019, was primarily attributable to the acquisition of Shari’s Berries for $20.5 million and capital expenditures of $4.4 million related to the Company's technology initiatives and Gourmet Food & Gift Baskets segment manufacturing production and warehousing equipment.

Net cash used in financing activities of $1.1 million, for the three months ended September 29, 2019, was primarily due to net bank repayments of $1.3 million, partially offset by $0.2 million in proceeds from exercise of employee stock options.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At September 29, 2019, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's 2019 Credit Agreement (see Note 8 - Debt in Item 1 for details).
●	Operating lease obligations – payments due under the Company’s long-term operating leases (see Note 13 - Leases in Item 1 for details).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Purchase commitments	$62,828	$4,447	$2,855	$1,376	$-	$-	$71,506

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since June 30, 2019, except for the adoption of ASC 842 (see Note 1 - Accounting Policies in Item 1 above for details).

Recently Issued Accounting Pronouncements

See Note 1 - Accounting Policies in Item 1 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:
o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the increased seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to effectively integrate and grow acquired companies;
o	to reduce working capital requirements and capital expenditures;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o	to cost effectively manage inventories;
●	the outcome of contingencies, including legal proceedings in the normal course of business; and
●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 30, 2019 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2019 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 million during the three months ended September 29, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 29, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of September 29, 2019, $30.0 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2020, which includes the period July 1, 2019 through September 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/01/19 - 07/28/19	-	$-	-	$30,000
07/29/19 - 08/25/19	-	$-	-	$30,000
08/26/19 – 09/29/19	2,113	$14.85	2,113	$29,969
Total	2,113	$14.85	2,113

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 8, 2019	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: November 8, 2019	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)