Form 10-Q
period 2019-12-29
1 800 FLOWERS COM INC
filed 2020-02-07
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of January 31, 2020:

Class A common stock:	35,753,963
Class B common stock:	28,542,823

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended December 29, 2019

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	December 29, 2019	June 30, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$295,561	$172,923
Trade receivables, net	44,561	12,374
Inventories	68,032	92,361
Prepaid and other	23,439	25,580
Total current assets	431,593	303,238

Property, plant and equipment, net	162,568	166,681
Operating lease right-of-use assets	72,943	-
Goodwill	74,711	62,590
Other intangibles, net	66,727	59,615
Other assets	17,678	14,316
Total assets	$826,220	$606,440

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,826	$25,704
Accrued expenses	151,028	96,793
Current maturities of long-term debt	5,000	5,000
Current portion of long-term operating lease liabilities	8,849	-
Total current liabilities	226,703	127,497

Long-term debt	89,738	91,973
Long-term operating lease liabilities	66,405	-
Deferred tax liabilities	27,895	28,898
Other liabilities	14,571	15,361
Total liabilities	425,312	263,729

Commitments and contingencies (See Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 53,678,919 and 53,084,127 shares issued at December 29, 2019 and June 30, 2019, respectively	536	530
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued at December 29, 2019 and June 30, 2019	338	338
Additional paid-in-capital	353,643	349,319
Retained earnings	167,406	108,525
Accumulated other comprehensive loss	(253)	(269)
Treasury stock, at cost, 17,579,956 and 17,209,093 Class A shares at December 29, 2019 and June 30, 2019, respectively, and 5,280,000 Class B shares at December 29, 2019 and June 30, 2019	(120,762)	(115,732)
Total stockholders’ equity	400,908	342,711
Total liabilities and stockholders’ equity	$826,220	$606,440

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018

Net revenues	$605,642	$571,316	$792,905	$740,812
Cost of revenues	336,470	316,489	447,587	417,445
Gross profit	269,172	254,827	345,318	323,367
Operating expenses:
Marketing and sales	127,404	119,664	184,243	172,618
Technology and development	11,733	10,906	22,536	21,185
General and administrative	22,634	21,603	44,156	42,033
Depreciation and amortization	7,830	7,969	15,465	15,812
Total operating expenses	169,601	160,142	266,400	251,648
Operating income	99,571	94,685	78,918	71,719
Interest expense, net	985	1,430	1,580	2,420
Other (income) expense, net	(975)	1,266	(891)	992
Income before income taxes	99,561	91,989	78,229	68,307
Income tax expense	25,409	23,411	19,348	16,995
Net income	$74,152	$68,578	$58,881	$51,312

Basic net income per common share	$1.15	$1.07	$0.91	$0.80

Diluted net income per common share	$1.12	$1.04	$0.89	$0.77

Weighted average shares used in the calculation of net income per common share:
Basic	64,687	64,209	64,595	64,415
Diluted	66,401	66,136	66,486	66,483

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net income	$74,152	$68,578	$58,881	$51,312
Other comprehensive income (currency translation & other miscellaneous items)	16	71	16	61
Comprehensive income	$74,168	$68,649	$58,897	$51,373

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended December 29, 2019 and December 30, 2018
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity
Balance at September 29, 2019	53,216,294	$532	33,822,823	$338	$351,304	$93,254	$(269)	22,491,206	$(115,763)	$329,396
Net income	-	-	-	-	-	74,152	-	-	-	74,152
Translation adjustment	-	-	-	-	-	-	16	-	-	16
Stock-based compensation	437,625	4	-	-	2,276	-	-	-	-	2,280
Exercise of stock options	25,000	-	-	-	63	-	-	-	-	63
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	368,750	(4,999)	(4,999)
Balance at December 29, 2019	53,678,919	$536	33,822,823	$338	$353,643	$167,406	$(253)	22,859,956	$(120,762)	$400,908

Balance at September 30, 2018	52,162,960	$521	33,822,823	$338	$343,038	$57,283	$(190)	21,604,412	$(105,006)	$295,984
Net income	-	-	-	-	-	68,578	-	-	-	68,578
Translation adjustment	-	-	-	-	-		(71)	-	-	(71)
Stock-based compensation	408,009	4	-	-	1,669	-	-	-	-	1,673
Exercise of stock options	178,234	2	-	-	62	-	-	-	-	64
Other	-	-	-	-	-	(790)	-	-	-	(790)
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	779,326	(9,365)	(9,365)
Balance at December 30, 2018	52,749,203	$527	33,822,823	$338	$344,769	$125,071	$(261)	22,383,738	$(114,371)	$356,073

	Six Months Ended December 29, 2019 and December 30, 2018
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity
Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711
Net income	-	-	-	-	-	58,881	-	-	-	58,881
Translation adjustment	-	-		--	-	-	16	-	-	16
Stock-based compensation	444,792	4	-	-	4,041	-	-	-	-	4,045
Exercise of stock options	150,000	2	-	-	283	-	-	-	-	285
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	370,863	(5,030)	(5,030)
Balance at December 29, 2019	53,678,919	$536	33,822,823	$338	$353,643	$167,406	$(253)	22,859,956	$(120,762)	$400,908

Balance at July 1, 2018	52,071,293	$520	33,822,823	$338	$341,783	$73,429	$(200)	21,258,790	$(100,966)	$314,904
Net income	-	-	-	-	-	51,312	-	-	-	51,312
Translation adjustment	-	-	-	-	-	-	(61)	-	-	(61)
Stock-based compensation	409,676	4	-	-	2,624	-	-	-	-	2,628
Exercise of stock options	268,234	3	-	-	362	-	-	-	-	365
Other	-	-	-	-	-	330	-	-	-	330
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,124,948	(13,405)	(13,405)
Balance at December 30, 2018	52,749,203	$527	33,822,823	$338	$344,769	$125,071	$(261)	22,383,738	$(114,371)	$356,073

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	December 29, 2019	December 30, 2018
Operating activities:
Net income	$58,881	$51,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,465	15,812
Amortization of deferred financing costs	325	452
Deferred income taxes	(1,003)	(654)
Bad debt expense	731	582
Stock-based compensation	4,045	2,628
Other non-cash items	(187)	(501)
Changes in operating items:
Trade receivables	(32,918)	(36,047)
Inventories	25,358	24,819
Prepaid and other	1,021	3,159
Accounts payable and accrued expenses	90,166	78,361
Other assets and liabilities	272	(340)
Net cash provided by operating activities	162,156	139,583

Investing activities:
Acquisitions, net of cash acquired	(20,500)	-
Capital expenditures, net of non-cash expenditures	(10,712)	(11,786)
Purchase of equity investments	(1,001)	-
Net cash used in investing activities	(32,213)	(11,786)

Financing activities:
Acquisition of treasury stock	(5,030)	(13,405)
Proceeds from exercise of employee stock options	285	365
Proceeds from bank borrowings	20,000	30,000
Repayment of notes payable and bank borrowings	(22,500)	(34,312)
Debt issuance cost	(60)	-
Net cash used in financing activities	(7,305)	(17,352)

Net change in cash and cash equivalents	122,638	110,445
Cash and cash equivalents:
Beginning of period	172,923	147,240
End of period	$295,561	$257,685

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2020. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

Our total deferred revenue as of June 30, 2019 was $17.3 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $5.9 million and $15.9 million was recognized as revenue during the three and six months ended December 29, 2019. The deferred revenue balance as of December 29, 2019 was $28.8 million.

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

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
	(in thousands, except per share data)
Numerator:
Net income	$74,152	$68,578	$58,881	$51,312

Denominator:
Weighted average shares outstanding	64,687	64,209	64,595	64,415
Effect of dilutive securities:
Employee stock options	997	1,415	1,046	1,476
Employee restricted stock awards	717	512	845	592
	1,714	1,927	1,891	2,068

Adjusted weighted-average shares and assumed conversions	66,401	66,136	66,486	66,483

Net income per common share
Basic	$1.15	$1.07	$0.91	$0.80
Diluted	$1.12	$1.04	$0.89	$0.77

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
	(in thousands)
Stock options	$28	$78	$93	$183
Restricted stock	2,252	1,595	3,952	2,445
Total	2,280	1,673	4,045	2,628
Deferred income tax benefit	300	395	1,003	654
Stock-based compensation expense, net	$1,980	$1,278	$3,042	$1,974

 Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
	(in thousands)
Marketing and sales	$1,047	$731	$1,863	$986
Technology and development	173	105	292	156
General and administrative	1,060	837	1,890	1,486
Total	$2,280	$1,673	$4,045	$2,628

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the six months ended December 29, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2019	1,365,000	$2.48
Granted	-	$-
Exercised	(150,000)	$1.90
Forfeited	-	$-
Outstanding at December 29, 2019	1,215,000	$2.55	1.7	$14,288

Exercisable at December 29, 2019	1,210,000	$2.52	1.7	$14,267

As of December 29, 2019, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.0 million and the weighted average period over which these awards are expected to be recognized was 0.2 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 29, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2019	1,438,592	$10.81
Granted	724,055	$13.04
Vested	(444,792)	$10.28
Forfeited	(45,474)	$12.54
Non-vested at December 29, 2019	1,672,381	$11.87

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 29, 2019, there was $14.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 2.0 years.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	December 29, 2019	June 30, 2019
	(in thousands)
Finished goods	$36,430	$36,820
Work-in-process	7,644	17,535
Raw materials	23,958	38,006
Total inventory	$68,032	$92,361

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Food & Gift Baskets	Total
	(in thousands)
Balance at June 30, 2019	$17,441	$-	$45,149	$62,590
Acquisition of Shari’s Berries	-	-	12,121	12,121
Balance at December 29, 2019	$17,441	$-	$57,270	$74,711

The Company’s other intangible assets consist of the following:

		December 29, 2019			June 30, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14-16	$7,420	$6,200	$1,220	$7,420	$6,148	$1,272
Customer lists	2-10	12,825	10,123	2,702	12,184	9,798	2,386
Other	5-14	2,946	2,332	614	2,946	2,280	666
Total intangible assets with determinable lives		23,191	18,655	4,536	22,550	18,226	4,324
Trademarks with indefinite lives		62,191	-	62,191	55,291	-	55,291
Total identifiable intangible assets		$85,382	$18,655	$66,727	$77,841	$18,226	$59,615

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2020 - $0.5 million, fiscal 2021 - $0.9 million, fiscal 2022 - $0.6 million, fiscal 2023 - $0.5 million, fiscal 2024 - $0.5 million and thereafter - $1.5 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.6 million as of December 29, 2019 and $1.6 million as of June 30, 2019.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	December 29, 2019	June 30, 2019
	(in thousands)
Revolver (1)	$-	$-
Term Loan (1)	97,500	100,000
Deferred financing costs	(2,762)	(3,027)
Total debt	94,738	96,973
Less: current debt	5,000	5,000
Long-term debt	$89,738	$91,973

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

For each borrowing under the 2019 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5% and (c) a LIBOR rate plus 1% or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The 2019 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of December 29, 2019. The 2019 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan are as follows: $2.5 million – remainder of fiscal 2020, $5.0 million – fiscal 2021, $10.0 million - fiscal 2022, $10.0 million – fiscal 2023 and $70.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	December 29, 2019	June 30, 2019
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	11,701	11,339
Building and building improvements	60,255	59,236
Leasehold improvements	14,135	13,861
Production equipment and furniture and fixtures	63,556	61,415
Computer and telecommunication equipment	54,104	53,694
Software	139,797	132,078
Capital projects in progress - orchards	8,524	9,902
Property, plant and equipment, gross	382,861	372,314
Accumulated depreciation and amortization	(220,293)	(205,633)
Property, plant and equipment, net	$162,568	$166,681

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of December 29, 2019:
Trading securities held in a “rabbi trust” (1)	$14,159	$14,159	$-	$-
Total assets (liabilities) at fair value	$14,159	$14,159	$-	$-

As of June 30, 2019:
Trading securities held in a “rabbi trust” (1)	$11,816	$11,816	$-	$-
Total assets (liabilities) at fair value	$11,816	$11,816	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and six months ended December 29, 2019 was 25.5% and 24.7% respectively, compared to 25.4% and 24.9% in the same periods of the prior year. The effective rates for fiscal 2020 and fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 29, 2019, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $0.9 million. The Company believes that $0.2 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net Revenues:	(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$115,716	$108,106	$206,484	$193,182
BloomNet Wire Service	25,722	23,435	51,162	47,428
Gourmet Food & Gift Baskets	464,584	440,003	535,799	500,521
Corporate	165	315	360	582
Intercompany eliminations	(545)	(543)	(900)	(901)
Total net revenues	$605,642	$571,316	$792,905	$740,812

Operating Income:
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$10,890	$9,808	$19,414	$17,303
BloomNet Wire Service	9,134	8,257	17,491	15,895
Gourmet Food & Gift Baskets	113,387	105,514	106,787	96,393
Segment Contribution Margin Subtotal	133,411	123,579	143,692	129,591
Corporate (a)	(26,010)	(20,925)	(49,309)	(42,060)
Depreciation and amortization	(7,830)	(7,969)	(15,465)	(15,812)
Operating income	$99,571	$94,685	$78,918	$71,719

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	December 29, 2019				December 30, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$113,858	$-	$373,226	$487,084	$106,300	$-	$352,521	$458,821
Retail	1,082	-	23,120	24,202	1,063	-	24,971	26,034
Wholesale	-	7,270	68,238	75,508	-	5,793	62,511	68,304
BloomNet services	-	18,452	-	18,452	-	17,642	-	17,642
Other	776	-	-	776	743	-	-	743
Corporate	-	-	-	165	-	-	-	315
Eliminations	-	-	-	(545)	-	-	-	(543)
Net revenues	$115,716	$25,722	$464,584	$605,642	$108,106	$23,435	$440,003	$571,316

	Six months ended				Six months ended
	December 29, 2019				December 30, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$202,946	$-	$413,188	$616,134	$189,750	$-	$386,771	$576,521
Retail	2,021	-	30,610	32,631	1,924	-	32,750	34,674
Wholesale	-	16,018	92,001	108,019	-	13,926	81,000	94,926
BloomNet services	-	35,144	-	35,144	-	33,502	-	33,502
Other	1,517	-	-	1,517	1,508	-	-	1,508
Corporate	-	-	-	360	-	-	-	582
Eliminations	-	-	-	(900)	-	-	-	(901)
Net revenues	$206,484	$51,162	$535,799	$792,905	$193,182	$47,428	$500,521	$740,812

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

Additional information related to our leases is as follows:

	Three Months Ended	Six Months Ended
	December 29, 2019	December 29, 2019
	(in thousands)
Lease costs:
Operating lease costs	$3,666	$7,306
Variable lease costs	4,346	7,886
Short-term lease cost	3,905	4,970
Sublease income	(208)	(478)
Total lease costs	$11,709	$19,684

Six Months Ended
December 29, 2019
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$6,807
Right-of-use assets obtained in exchange for new operating lease liabilities	$178

December 29, 2019
(in thousands)
Weighted-average remaining lease term - operating leases	9.7 years
Weighted-discount rate - operating leases	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of December 29, 2019 are as follows (in thousands):

Remainder of 2020	$5,402
2021	11,679
2022	10,310
2023	9,901
2024	9,452
Thereafter	44,888
Total Future Minimum Lease Payments	$91,632
Less Imputed Remaining Interest	16,378
Total	$75,254

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

The Company presents EBITDA and adjusted EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and adjusted EBITDA as factors to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and adjusted EBITDA to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA and adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.

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

	Three Months Ended
	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$115,716	$108,106	7.0%
BloomNet Wire Service	25,722	23,435	9.8%
Gourmet Food & Gift Baskets	464,584	440,003	5.6%
Corporate	165	315	(47.6%)
Intercompany eliminations	(545)	(543)	(0.4%)
Total net revenues	$605,642	$571,316	6.0%

Gross profit:
1-800-Flowers.com Consumer Floral	$44,544	$41,632	7.0%
	38.5%	38.5%

BloomNet Wire Service	13,161	12,328	6.8%
	51.2%	52.6%

Gourmet Food & Gift Baskets	211,362	200,666	5.3%
	45.5%	45.6%

Corporate	105	201	(47.8%)
	63.6%	63.8%

Total gross profit	$269,172	$254,827	5.6%
	44.4%	44.6%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$10,890	$9,808	11.0%
BloomNet Wire Service	9,134	8,257	10.6%
Gourmet Food & Gift Baskets	113,387	105,514	7.5%
Segment Contribution Margin Subtotal	133,411	123,579	8.0%
Corporate (b)	(26,010)	(20,925)	(24.3%)
EBITDA (non-GAAP)	107,401	$102,654	4.6%
Add: Stock-based compensation	2,280	1,673	36.3%
Add: Compensation charge related to NQ plan investment appreciation/(depreciation)	1,002	(1,249)	180.2%
Adjusted EBITDA (non-GAAP)	$110,683	$103,078	7.4%

	Six Months Ended
	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$206,484	$193,182	6.9%
BloomNet Wire Service	51,162	47,428	7.9%
Gourmet Food & Gift Baskets	535,799	500,521	7.0%
Corporate	360	582	(38.1%)
Intercompany eliminations	(900)	(901)	0.1%
Total net revenues	$792,905	$740,812	7.0%

Gross profit:
1-800-Flowers.com Consumer Floral	$80,594	$74,920	7.6%
	39.0%	38.8%

BloomNet Wire Service	26,119	24,235	7.8%
	51.1%	51.1%

Gourmet Food & Gift Baskets	238,404	223,702	6.6%
	44.5%	44.7%

Corporate	201	510	(60.6%)
	55.8%	87.6%

Total gross profit	$345,318	$323,367	6.8%
	43.6%	43.7%
EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$19,414	$17,303	12.2%
BloomNet Wire Service	17,491	15,895	10.0%
Gourmet Food & Gift Baskets	106,787	96,393	10.8%
Segment Contribution Margin Subtotal	143,692	129,591	10.9%
Corporate (b)	(49,309)	(42,060)	(17.2%)
EBITDA (non-GAAP)	94,383	87,531	7.8%
Add: Stock-based compensation	4,045	2,628	53.9%
Add: Compensation charge related to NQ plan investment appreciation/(depreciation)	958	(967)	199.1%
Adjusted EBITDA (non-GAAP)	$99,386	$89,192	11.4%

Reconciliation of net income to adjusted EBITDA (non-GAAP):	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
	(in thousands)
Net income	$74,152	$68,578	$58,881	$51,312
Add:
Interest expense, net	10	2,696	689	3,412
Depreciation and amortization	7,830	7,969	15,465	15,812
Income tax expense	25,409	23,411	19,348	16,995
EBITDA	107,401	102,654	94,383	87,531
Add: Stock-based compensation	2,280	1,673	4,045	2,628
Add: Compensation charge related to NQ plan investment appreciation/(depreciation)	1,002	(1,249)	958	(967)
Adjusted EBITDA	$110,683	$103,078	$99,386	$89,192

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

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$487,084	$458,821	6.2%	$616,134	$576,521	6.9%
Other	118,558	112,495	5.4%	176,771	164,291	7.6%
Total net revenues	$605,642	$571,316	6.0%	$792,905	$740,812	7.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 6.0% and 7.0% during the three and six months ended December 29, 2019, respectively, compared to the same periods of the prior year, due to growth across all three of the Company’s business segments. Revenues within the 1-800-Flowers.com Consumer Floral segment increased 7.0% and 6.9% during the three and six months ended December 29, 2019, compared to the same periods of teh prior year, due to marketing and product innovations introduced by the 1-800-Flowers flagship brand, while revenues within the BloomNet Wire Service segment increased 9.8% and 7.9% over the same periods as a result of increases in its advertising services and wholesale product volume. Due to the seasonality of its businesses, the Gourmet Food & Gift Baskets segment comprises approximately 77% and 68% of total consolidated revenues during the three and six months ended December 29, 2019, respectively. Revenue growth of 5.6% and 7.0% for the periods presented, is primarily attributable to: (i) Harry & David e-commerce growth, resulting from the continuing digital transformation of its marketing programs, as well as its expanded product offerings, combined with (ii) strong growth in the 1-800-Baskets wholesale gift business, and (iii) contributions from the Shari’s Berries brand, which was acquired in August 2019, and contributed approximately 1.2% of consolidated incremental growth during both the three and six months ended December 29, 2019, partially offset by the impact of the shortened holiday shopping season caused by the late Thanksgiving/Cyber Monday, which resulted in 6 fewer shopping days between Thanksgiving and Christmas in the second quarter of fiscal 2020 in comparison to the prior year.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	December 29, 2019				December 30, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$113,858	$-	$373,226	$487,084	$106,300	$-	$352,521	$458,821
Retail	1,082	-	23,120	24,202	1,063	-	24,971	26,034
Wholesale	-	7,270	68,238	75,508	-	5,793	62,511	68,304
BloomNet services	-	18,452	-	18,452	-	17,642	-	17,642
Other	776	-	-	776	743	-	-	743
Corporate	-	-	-	165	-	-	-	315
Eliminations	-	-	-	(545)	-	-	-	(543)
Net revenues	$115,716	$25,722	$464,584	$605,642	$108,106	$23,435	$440,003	$571,316

	Six months ended				Six months ended
	December 29, 2019				December 30, 2018
	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Food and Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$202,946	$-	$413,188	$616,134	$189,750	$-	$386,771	$576,521
Retail	2,021	-	30,610	32,631	1,924	-	32,750	34,674
Wholesale	-	16,018	92,001	108,019	-	13,926	81,000	94,926
BloomNet services	-	35,144	-	35,144	-	33,502	-	33,502
Other	1,517	-	-	1,517	1,508	-	-	1,508
Corporate	-	-	-	360	-	-	-	582
Eliminations	-	-	-	(900)	-	-	-	(901)
Net revenues	$206,484	$51,162	$535,799	$792,905	$193,182	$47,428	$500,521	$740,812

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) increased by 6.2% during the three months ended December 29, 2019, compared to the same period of the prior year, primarily as a result of growth within the Gourmet Food & Gift Baskets segment of 5.9%, complemented by growth within the 1-800-Flowers.com Consumer Floral segment of 7.1%. During the three months ended December 29, 2019, the Company fulfilled approximately 5.8 million orders through its e-commerce sales channels (online and telephonic sales), an increase of 4.8% compared to the same period of the prior year, while average order value increased 1.3%, to $84.53, during the three months ended December 29, 2019, compared to the same period of the prior year.

E-commerce revenues (combined online and telephonic) increased by 6.9% during the six months ended December 29, 2019, compared to the same period of the prior year, as a result of growth within the Gourmet Food & Gift Baskets and 1-800-Flowers.com Consumer Floral segments of 6.8% and 7.0%, respectively. During the six months ended December 29, 2019, the Company fulfilled approximately 7.5 million orders through its e-commerce sales channels (online and telephonic sales), an increase of 5.3% compared to the same period of the prior year, while average order value increased 1.5%, to $81.82, during the six months ended December 29, 2019, compared to the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Food & Gift Baskets segments. Other revenues increased by 5.4% during the three months ended December 29, 2019, compared to the same period of the prior year, due to growth within the Gourmet Food & Gift Baskets segment of 4.4% and BloomNet Wire Service segment of 9.8%.

Other revenues increased by 7.6% during the six months ended December 29, 2019, compared to the same period of the prior year, driven primarily by growth within the Gourmet Food & Gift Baskets segment of 7.8% and BloomNet Wire Service segment of 7.9%.

Revenue by segment:

1-800-Flowers.com Consumer Floral – this segment, which consists primarily of the operations of the 1-800-Flowers.com brand, derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 7.0% and 6.9% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, reflecting the strategic marketing and merchandising investments that we have been making in the Company’s flagship brand.

BloomNet Wire Service - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues increased 9.8% and 7.9% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, primarily due to higher services revenue, including digital directory and transaction fees (driven primarily by increased 1-800-Flowers and Shari’s Berries order volume sent through the network), as well as increasing demand for our expanded line of wholesale products.

Gourmet Food & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues increased 5.6% and 7.0% during the three and six months ended December 29, 2019, compared to the same periods of the prior year primarily due to: (i) Harry & David growth which continues to benefit from the digital transformation of its marketing programs as well as its expanded product offerings of unique, shareable gifts for both holiday (seasonal fruits and bakery) and everyday occasions, as well as Harry & David’s Gourmet line, which includes prepared meals and wines for both gifting and entertaining, which is enabling the brand to attract new customers while also deepening engagement with existing customers, (ii) strong growth in the DesignPac wholesale business due to increased demand fueled by new product designs and an expanded customer list, and (iii) the acquisition of Shari’s Berries on August 14, 2019.

Gross profit

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)

Gross profit	$269,172	$254,827	5.6%	$345,318	$323,367	6.8%
Gross profit %	44.4%	44.6%		43.6%	43.7%

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

Gross profit increased 5.6% and 6.8% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, as a result of the increase in revenues noted above, partially offset by a slight decrease in gross profit percentage. Gross profit percentage declined 20 basis points and 10 basis points, to 44.4% and 43.6%, during the respective three and six months ended December 29, 2019, compared to the same periods of the prior year, as a result of a product mix, combined with macro-economic headwinds including: (i) rising labor and transportation costs; (ii) tariffs; and (iii) a highly promotional Christmas holiday associated with the shortened shopping season caused by the late Thanksgiving holiday, largely offset by the Company’s strategic pricing initiatives, efficient use of promotional marketing programs, and operational productivity improvements.

1-800-Flowers.com Consumer Floral segment - Gross profit increased by 7.0% and 7.6% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, as a result of the revenue increases noted above. Gross profit percentage of 38.5%, during the three months ended December 29, 2019, was consistent with the same period of the prior year, and improved 20 basis points, to 39.0%, during the six months ended December 29, 2019 compared to the same period of the prior year, primarily due to efficient use of promotional pricing programs.

BloomNet Wire Service segment - Gross profit increased by 6.8% during the three months ended December 29, 2019, compared to the same period of the prior year, due to the increase in revenues noted above, partially offset by a decline in gross margin percentage of 140 basis points, to 51.2%, due to product sales mix associated with the outsized increase in wholesale product revenues. Gross profit increased by 7.8% during the six months ended December 29, 2019 compared to the same period of the prior year due to the increase in revenues noted above, as gross margin percentage of 51.1% was consistent with the same period of the prior year.

Gourmet Food & Gift Baskets segment - Gross profit increased by 5.3% and 6.6% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, due to the revenue increase noted above, partially offset by gross profit percentage which decreased 10 basis points to 45.5%, and 20 basis points to 44.5% during the three months ended and six months ended December 29, 2019 compared to the same periods of the prior year, primarily as a result of the input cost increases described above.

Marketing and sales expense

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)

Marketing and sales	$127,404	$119,664	6.5%	$184,243	$172,618	6.7%
Percentage of net revenues	21.0%	20.9%		23.2%	23.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 6.5% and 6.7% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, primarily due to increased advertising spend within the Gourmet Food & Gift Baskets and 1-800-Flowers.com Consumer Floral segments, due to the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, partially offset by operational efficiencies and platform leverage attributable to the revenue growth. As a result, marketing and sales as a percentage of net revenues increased 10 basis points, to 21.0% for the three months ended December 29, 2019, but decreased 10 basis points, to 23.2%, for the six months ended December 29, 2019, in comparison to the same periods of the prior year.

Technology and development expense

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)

Technology and development	$11,733	$10,906	7.6%	$22,536	$21,185	6.4%
Percentage of net revenues	1.9%	1.9%		2.8%	2.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 7.6% and 6.4% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, primarily due to increased license and maintenance costs required to support the Company’s technology platform.

General and administrative expense

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)

General and administrative	$22,634	$21,603	4.8%	$44,156	$42,033	5.1%
Percentage of net revenues	3.7%	3.8%		5.6%	5.7%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 4.8% and 5.1% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, primarily due to higher labor costs, attributable to an increase in the value of Non-Qualified Deferred Compensation Plan investments (offset by an increase in other income on the financials statement – see below), and higher acquisition related professional fees, partially offset by lower insurance costs due to favorable claims experience.

Depreciation and amortization expense

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)

Depreciation and amortization	$7,830	$7,969	(1.7%)	$15,465	$15,812	(2.2%)
Percentage of net revenues	1.3%	1.4%		2.0%	2.1%

Depreciation and amortization expense during the three and six months ended December 29, 2019 decreased 1.7% and 2.2%, respectively, compared to the same periods of the prior year, primarily as a result of timing of capital projects.

Interest (income) expense, net

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)

Interest expense, net	$985	$1,430	(31.1%)	$1,580	$2,420	(34.7%)

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 31.1% and 34.7% during the three and six months ended December 29, 2019, compared to the same periods of the prior year, due to lower borrowings outstanding, and a lower interest rate resulting from the 2019 Credit Agreement amendment, combined with higher invested cash balances and associated rates earned on these balances.

Other (income) expense, net

	Three Months Ended			Six Months Ended
	December 29, 2019	December 30, 2018	% Change	December 29, 2019	December 30, 2018	% Change
	(dollars in thousands)

Other (income) expense, net	$(975)	$1,266	177.0%	$(891)	$992	189.8%

Other income, net for the three and six months ended December 29, 2019 consists primarily of investment income on the Company’s Non-Qualified Deferred Compensation Plan assets of approximately $1.0 million, whereas in the prior year, there was a loss of $1.2 million.

Income Taxes

The Company recorded income tax expense of $25.4 million and $19.3 million, during the three and six months ended December 29, 2019, respectively, and $23.4 million and $17.0 million, during the three and six months ended December 30, 2018, respectively. The Company’s effective tax rate for the three and six months ended December 29, 2019 was 25.5% and 24.7%, respectively, compared to 25.4% and 24.9% in the same periods of the prior year. The effective rates for fiscal 2020 and fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. At December 29, 2019, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $0.9 million. The Company believes that $0.2 million of unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2019 Credit Agreement (see Note 8 - Debt in Item 1 for details). At December 29, 2019, the Company had working capital of $204.9 million, including cash and cash equivalents of $295.6 million, compared to working capital of $175.7 million, including cash and cash equivalents of $172.9 million, at June 30, 2019.

Due to the seasonal nature of the Company’s business, the Thanksgiving through Christmas holiday season, which falls within its second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. The Company utilized cash on hand to fund operations through September 2019. In October 2019, the Company borrowed under its Revolver to fund short-term working capital needs, with borrowings peaking at $20.0 million in November 2019. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the Revolver prior to the end of December 2019. Based on current projected cashflows, the Company believes that available cash balances are expected to be sufficient to provide for the Company’s operating needs through fiscal 2021.

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

Cash Flows

Net cash provided by operating activities of $162.2 million, for the six months ended December 29, 2019, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization and stock based compensation, combined with seasonal changes in working capital, including holiday related increases in accounts payable and accrued expenses, and reductions in inventory, partially offset by increases in receivables related to holiday season sales.

Net cash used in investing activities of $32.2 million, for the six months ended December 29, 2019, was primarily attributable to the acquisition of Shari’s Berries for $20.5 million, and capital expenditures of $10.7 million related to the Company's technology initiatives and Gourmet Food & Gift Baskets segment manufacturing production and warehousing equipment.

Net cash used in financing activities of $7.3 million, for the six months ended December 29, 2019, was primarily due to net bank repayments of $2.5 million, and the acquisition of $5.0 million of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At December 29, 2019, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Purchase commitments	$52,739	$8,403	$7,460	$4,612	$1,103	$-	$74,317

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2019 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 million and $0.2 million during the three and six months ended December 29, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 29, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of December 29, 2019, $25.0 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2020, which includes the period July 1, 2019 through December 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/01/19 - 07/28/19	-	$-	-	$30,000
07/29/19 - 08/25/19	-	$-	-	$30,000
08/26/19 - 09/29/19	2,113	$14.85	2,113	$29,969
09/30/19 - 10/27/19	-	$-	-	$29,969
10/28/19 - 11/24/19	158,750	$13.24	158,750	$27,867
11/25/19 - 12/29/19	210,000	$13.76	210,000	$24,970
Total	370,863	$13.55	370,863

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 7, 2020	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: February 7, 2020	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)