Form 10-Q
period 2020-03-29
1 800 FLOWERS COM INC
filed 2020-05-08
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 1, 2020:

Class A common stock:	35,739,913
Class B common stock:	28,542,823

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended March 29, 2020

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	March 29, 2020	June 30, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,115	$172,923
Trade receivables, net	26,217	12,374
Inventories	74,037	92,361
Prepaid and other	21,312	25,580
Total current assets	353,681	303,238

Property, plant and equipment, net	166,399	166,681
Operating lease right-of-use assets	70,284	-
Goodwill	74,711	62,590
Other intangibles, net	66,500	59,615
Other assets	17,054	14,316
Total assets	$748,629	$606,440

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,314	$25,704
Accrued expenses	116,815	96,793
Current maturities of long-term debt	5,000	5,000
Current portion of long-term operating lease liabilities	9,524	-
Total current liabilities	168,653	127,497

Long-term debt	88,648	91,973
Long-term operating lease liabilities	64,251	-
Deferred tax liabilities	27,300	28,898
Other liabilities	11,766	15,361
Total liabilities	360,618	263,729

Commitments and contingencies (See Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 53,702,810 and 53,084,127 shares issued at March 29, 2020 and June 30, 2019, respectively	537	530
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued at March 29, 2020 and June 30, 2019	338	338
Additional paid-in-capital	356,038	349,319
Retained earnings	157,749	108,525
Accumulated other comprehensive loss	(252)	(269)
Treasury stock, at cost, 17,962,897 and 17,209,093 Class A shares at March 29, 2020 and June 30, 2019, respectively, and 5,280,000 Class B shares at March 29, 2020 and June 30, 2019	(126,399)	(115,732)
Total stockholders’ equity	388,011	342,711
Total liabilities and stockholders’ equity	$748,629	$606,440

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019

Net revenues	$278,776	$248,413	$1,071,681	$989,225
Cost of revenues	171,324	150,893	618,911	568,338
Gross profit	107,452	97,520	452,770	420,887
Operating expenses:
Marketing and sales	78,606	71,163	262,849	243,781
Technology and development	11,900	11,511	34,436	32,696
General and administrative	20,031	22,447	64,187	64,480
Depreciation and amortization	7,803	7,028	23,268	22,840
Total operating expenses	118,340	112,149	384,740	363,797
Operating income (loss)	(10,888)	(14,629)	68,030	57,090
Interest (income) expense, net	147	(30)	1,727	2,390
Other (income) expense, net	2,605	(1,285)	1,714	(293)
Income (loss) before income taxes	(13,640)	(13,314)	64,589	54,993
Income tax expense (benefit)	(3,983)	(5,073)	15,365	11,922
Net income (loss)	$(9,657)	$(8,241)	$49,224	$43,071

Basic net income (loss) per common share	$(0.15)	$(0.13)	$0.76	$0.67

Diluted net income (loss) per common share	$(0.15)	$(0.13)	$0.74	$0.65

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,348	64,194	64,517	64,383
Diluted	64,348	64,194	66,378	66,456

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net income (loss)	$(9,657)	$(8,241)	$49,224	$43,071
Other comprehensive income (loss) (currency translation & other miscellaneous items)	1	3	17	(58)
Comprehensive income (loss)	$(9,656)	$(8,238)	$49,241	$43,013

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 29, 2020 and March 31, 2019
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Comprehensive Loss	Shares	Amount	Equity

Balance at December 29, 2019	53,678,919	$536	33,822,823	$338	$353,643	$167,406	$(253)	22,859,956	$(120,762)	$400,908
Net loss	-	-	-	-	-	(9,657)	-	-	-	(9,657)
Translation adjustment	-	-	-	-	-	-	1	-	-	1
Stock-based compensation	23,891	1	-	-	2,395	-	-	-	-	2,396
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	382,941	(5,637)	(5,637)
Balance at March 29, 2020	53,702,810	$537	33,822,823	$338	$356,038	$157,749	$(252)	23,242,897	$(126,399)	$388,011

Balance at December 30, 2018	52,749,203	$527	33,822,823	$338	$344,769	$125,071	$(261)	22,383,738	$(114,371)	$356,073
Net loss	-	-	-	-	-	(8,241)	-	-	-	(8,241)
Translation adjustment	-	-	-	-	-	-	3	-	-	3
Stock-based compensation	1,924	-	-	-	1,903	-	-	-	-	1,903
Exercise of stock options	180,000	1	-	-	563	-	-	-	-	564
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	105,355	(1,360)	(1,360)
Balance at March 31, 2019	52,931,127	$528	33,822,823	$338	$347,235	$116,830	$(258)	22,489,093	$(115,731)	$348,942

	Nine Months Ended March 29, 2020 and March 31, 2019
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Comprehensive Loss	Shares	Amount	Equity

Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711
Net income	-	-	-	-	-	49,224	-	-	-	49,224
Translation adjustment	-	-	-	-	-	-	17	-	-	17
Stock-based compensation	468,683	5	-	-	6,436	-	-	-	-	6,441
Exercise of stock options	150,000	2	-	-	283	-	-	-	-	285
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	753,804	(10,667)	(10,667)
Balance at March 29, 2020	53,702,810	$537	33,822,823	$338	$356,038	$157,749	$(252)	23,242,897	$(126,399)	$388,011

Balance at July 1, 2018	52,071,293	$520	33,822,823	$338	$341,783	$73,429	$(200)	21,258,790	$(100,966)	$314,904
Net income	-	-	-	-	-	43,071	-	-	-	43,071
Translation adjustment	-	-	-	-	-	-	(58)	-	-	(58)
Stock-based compensation	411,600	4	-	-	4,527	-	-	-	-	4,531
Exercise of stock options	448,234	4	-	-	925	-	-	-	-	929
Other	-	-	-	-	-	330	-	-	-	330
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,230,303	(14,765)	(14,765)
Balance at March 31, 2019	52,931,127	$528	33,822,823	$338	$347,235	$116,830	$(258)	22,489,093	$(115,731)	$348,942

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	March 29, 2020	March 31, 2019

Operating activities:
Net income	$49,224	$43,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,268	22,840
Amortization of deferred financing costs	486	671
Deferred income taxes	(1,597)	811
Bad debt expense	1,201	1,018
Stock-based compensation	6,441	4,531
Other non-cash items	(23)	(301)
Changes in operating items:
Trade receivables	(15,044)	(7,249)
Inventories	19,353	14,448
Prepaid and other	3,148	2,675
Accounts payable and accrued expenses	31,442	14,741
Other assets and liabilities	(557)	(251)
Net cash provided by operating activities	117,342	97,005

Investing activities:
Acquisitions, net of cash acquired	(20,500)	-
Capital expenditures, net of non-cash expenditures	(22,282)	(16,845)
Purchase of equity investments	(1,176)	-
Net cash used in investing activities	(43,958)	(16,845)

Financing activities:
Acquisition of treasury stock	(10,667)	(14,765)
Proceeds from exercise of employee stock options	285	929
Proceeds from bank borrowings	20,000	30,000
Repayment of notes payable and bank borrowings	(23,750)	(37,187)
Debt issuance cost	(60)	-
Net cash used in financing activities	(14,192)	(21,023)

Net change in cash and cash equivalents	59,192	59,137
Cash and cash equivalents:
Beginning of period	172,923	147,240
End of period	$232,115	$206,377

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2020. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates nearly 50% of the Company’s annual revenues, and all of its earnings. As a result of the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters compared to its fiscal first quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the three months and nine months ended March 29, 2020.

The Company is closely monitoring the impact of the pandemic of the novel strain of coronavirus ("COVID-19") on its business, including how it will affect its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions including interest rates, employment rates and consumer confidence, the speed of the anticipated recovery, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 29, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 29, 2020, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Our total deferred revenue as of June 30, 2019 was $17.3 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $0.5 million and $16.4 million was recognized as revenue during the three and nine months ended March 29, 2020. The deferred revenue balance as of March 29, 2020 was $28.6 million.

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

Note 2 – Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(9,657)	$(8,241)	$49,224	$43,071

Denominator:
Weighted average shares outstanding	64,348	64,194	64,517	64,383
Effect of dilutive securities:
Employee stock options	-	-	1,035	1,444
Employee restricted stock awards	-	-	826	629
	-	-	1,861	2,073

Adjusted weighted-average shares and assumed conversions	64,348	64,194	66,378	66,456

Net income (loss) per common share
Basic	$(0.15)	$(0.13)	$0.76	$0.67
Diluted	$(0.15)	$(0.13)	$0.74	$0.65

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Stock options	$6	$67	$99	$250
Restricted stock	2,390	1,836	6,342	4,281
Total	2,396	1,903	6,441	4,531
Deferred income tax benefit	594	328	1,597	982
Stock-based compensation expense, net	$1,802	$1,575	$4,844	$3,549

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Marketing and sales	$1,097	$830	$2,960	$1,816
Technology and development	181	118	473	274
General and administrative	1,118	955	3,008	2,441
Total	$2,396	$1,903	$6,441	$4,531

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the nine months ended March 29, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2019	1,365,000	$2.48
Granted	-	$-
Exercised	(150,000)	$1.90
Forfeited	-	$-
Outstanding at March 29, 2020	1,215,000	$2.55	1.5	$12,550

Exercisable at March 29, 2020	1,215,000	$2.55	1.5	$12,550

As of March 29, 2020, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.0 million and the weighted average period over which these awards are expected to be recognized was 0.0 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 29, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2019	1,438,592	$10.81
Granted	736,555	$13.09
Vested	(468,683)	$10.37
Forfeited	(59,816)	$12.54
Non-vested at March 29, 2020	1,646,648	$11.89

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 29, 2020, there was $12.2 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.9 years.

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

Operating results of the Shari’s Berries brand are reflected in the Company’s consolidated financial statements from the date of acquisition, within the Gourmet Foods & Gift Baskets segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	March 29, 2020	June 30, 2019
	(in thousands)
Finished goods	$32,361	$36,820
Work-in-process	10,332	17,535
Raw materials	31,344	38,006
Total inventory	$74,037	$92,361

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	1-800-Flowers.com Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at June 30, 2019	$17,441	$-	$45,149	$62,590
Acquisition of Shari’s Berries	-	-	12,121	12,121
Balance at March 29, 2020	$17,441	$-	$57,270	$74,711

The Company’s other intangible assets consist of the following:

		March 29, 2020			June 30, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14-16	$7,420	$6,227	$1,193	$7,420	$6,148	$1,272
Customer lists	2-10	12,825	10,299	2,526	12,184	9,798	2,386
Other	5-14	2,946	2,356	590	2,946	2,280	666
Total intangible assets with determinable lives		23,191	18,882	4,309	22,550	18,226	4,324
Trademarks with indefinite lives		62,191	-	62,191	55,291	-	55,291
Total identifiable intangible assets		$85,382	$18,882	$66,500	$77,841	$18,226	$59,615

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2020 - $0.3 million, fiscal 2021 - $0.9 million, fiscal 2022 - $0.6 million, fiscal 2023 - $0.5 million, fiscal 2024 - $0.5 million and thereafter - $1.5 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.8 million as of March 29, 2020 and $1.6 million as of June 30, 2019.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	March 29, 2020	June 30, 2019
	(in thousands)
Revolver (1)	$-	$-
Term Loan (1)	96,250	100,000
Deferred financing costs	(2,602)	(3,027)
Total debt	93,648	96,973
Less: current debt	5,000	5,000
Long-term debt	$88,648	$91,973

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

For each borrowing under the 2019 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5% and (c) a LIBOR rate plus 1% or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The 2019 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of March 29, 2020. The 2019 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan are as follows: $1.25 million – remainder of fiscal 2020, $5.0 million – fiscal 2021, $10.0 million - fiscal 2022, $10.0 million – fiscal 2023 and $70.0 million – fiscal 2024.

 Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	March 29, 2020	June 30, 2019
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	11,701	11,339
Building and building improvements	60,512	59,236
Leasehold improvements	14,182	13,861
Production equipment and furniture and fixtures	64,461	61,415
Computer and telecommunication equipment	54,664	53,694
Software	144,746	132,078
Capital projects in progress - orchards	12,489	9,902
Property, plant and equipment, gross	393,544	372,314
Accumulated depreciation and amortization	(227,145)	(205,633)
Property, plant and equipment, net	$166,399	$166,681

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of March 29, 2020:
Trading securities held in a “rabbi trust” (1)	$11,360	$11,360	$-	$-
Total assets (liabilities) at fair value	$11,360	$11,360	$-	$-

As of June 30, 2019:
Trading securities held in a “rabbi trust” (1)	$11,816	$11,816	$-	$-
Total assets (liabilities) at fair value	$11,816	$11,816	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and nine months ended March 29, 2020 was 29.2% and 23.8% respectively, compared to 38.1% and 21.7% in the same periods of the prior year. The effective tax rates for fiscal 2020 and fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 29, 2020, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $0.9 million. The Company believes that $0.2 million of unrecognized tax positions will be resolved over the next twelve months.

Note 12 – Business Segments

The Company’s management reviews the results of its operations by the following three business segments:

•     1-800-Flowers.com Consumer Floral,

•     BloomNet Wire Service, and

•     Gourmet Foods & Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (a) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net Revenues:	(in thousands)
Segment Net Revenues:
1-800-Flowers.com Consumer Floral	$152,620	$144,821	$359,104	$338,003
BloomNet Wire Service	30,414	28,185	81,576	75,613
Gourmet Foods & Gift Baskets	95,906	75,445	631,705	575,966
Corporate	112	263	472	845
Intercompany eliminations	(276)	(301)	(1,176)	(1,202)
Total net revenues	$278,776	$248,413	$1,071,681	$989,225

Operating Income (Loss):
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$15,439	$15,364	$34,853	$32,667
BloomNet Wire Service	10,025	9,480	27,516	25,375
Gourmet Foods & Gift Baskets	(6,275)	(7,202)	100,512	89,191
Segment Contribution Margin Subtotal	19,189	17,642	162,881	147,233
Corporate (a)	(22,274)	(25,243)	(71,583)	(67,303)
Depreciation and amortization	(7,803)	(7,028)	(23,268)	(22,840)
Operating income (loss)	$(10,888)	$(14,629)	$68,030	$57,090

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	March 29, 2020				March 31, 2019
	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$150,491	$-	$81,360	$231,851	$142,552	$-	$61,810	$204,362
Retail	1,166	-	5,030	6,196	1,189	-	5,727	6,916
Wholesale	-	10,801	9,516	20,317	-	9,321	7,908	17,229
BloomNet services	-	19,613	-	19,613	-	18,864	-	18,864
Other	963	-	-	963	1,080	-	-	1,080
Corporate	-	-	-	112	-	-	-	263
Eliminations	-	-	-	(276)	-	-	-	(301)
Net revenues	$152,620	$30,414	$95,906	$278,776	$144,821	$28,185	$75,445	$248,413

	Nine months ended				Nine months ended
	March 29, 2020				March 31, 2019
	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$353,436	$-	$494,549	$847,985	$332,302	$-	$448,581	$780,883
Retail	3,187	-	35,640	38,827	3,113	-	38,477	41,590
Wholesale	-	26,819	101,516	128,335	-	23,247	88,908	112,155
BloomNet services	-	54,757	-	54,757	-	52,366	-	52,366
Other	2,481	-	-	2,481	2,588	-	-	2,588
Corporate	-	-	-	472	-	-	-	845
Eliminations	-	-	-	(1,176)	-	-	-	(1,202)
Net revenues	$359,104	$81,576	$631,705	$1,071,681	$338,003	$75,613	$575,966	$989,225

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

Additional information related to our leases is as follows:

	Three Months Ended	Nine Months Ended
	March 29, 2020	March 29, 2020
	(in thousands)
Lease costs:
Operating lease costs	$3,384	$10,690
Variable lease costs	3,679	11,565
Short-term lease cost	1,013	5,983
Sublease income	(243)	(721)
Total lease costs	$7,833	$27,517

Nine Months Ended
March 29, 2020
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$9,014
Right-of-use assets obtained in exchange for new operating lease liabilities	$178

March 29, 2020
(in thousands)
Weighted-average remaining lease term - operating leases	9.5 years
Weighted-discount rate - operating leases	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of March 29, 2020 are as follows (in thousands):

Remainder of 2020	$3,195
2021	11,683
2022	10,313
2023	9,905
2024	9,455
Thereafter	44,897
Total Future Minimum Lease Payments	89,448
Less Imputed Remaining Interest	15,673
Total	$73,775

At June 30, 2019, in accordance with ASC 840, future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consisted of the following (in thousands):

2020	$16,588
2021	13,490
2022	12,081
2023	9,957
2024	9,498
Thereafter	44,953
Total Future Minimum Lease Payments	$106,567

Note 14 – Commitments and Contingencies

Litigation

Bed Bath & Beyond:

On April 1, 2020, Bed Bath & Beyond Inc. (“Bed Bath”) commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Agreement”), dated February 14, 2020, between Bed Bath, PersonalizationMall.com, LLC (“Personalization Mall”), the Company and a subsidiary of the Company (the “Purchaser”) pursuant to which Bed Bath agreed to sell to Purchaser, and the Purchaser agreed to purchase from Bed Bath, all of the issued and outstanding membership interests of Personalization Mall.  The action was initiated after the Company requested a reasonable delay in the closing under the Agreement due to the unprecedented circumstances created by the COVID-19 pandemic.  The Complaint requests an order of specific performance to consummate the transaction under the Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that sets a trial date for late September.  The Company intends to vigorously defend itself against this lawsuit and no assurance can be given as to the ultimate outcome of this matter. At this time the proceedings are in the very early stages, and we are unable to determine or estimate the amount of possible loss or range of loss.

In addition, there are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the final resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 15 – Subsequent Event-Closure of Harry & David Retail Stores

On April 14, 2020, the Company made the strategic decision to permanently close 38 of its 39 Harry & David branded stores, which had previously been closed on a temporary basis due to COVID-19, in accordance with state and local regulations. This will result in a charge within the range of $4.0 - $5.0 million in our fourth quarter for lease obligations, employee costs and other store closure costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2019. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended June 30, 2019 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.

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

The Company’s Celebrations Ecosystem includes the following brands: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, Shari's Berries®, FruitBouquets.comSM, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Personalization Universe®, Simply Chocolate®, Goodsey®, DesignPac® and Stock Yards®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, the Company strives to deepen its relationships with its customers. The Company also operates BloomNet®, an international floral wire service providing a broad range of products and services designed to help professional florists grow their businesses profitably; as well as NapcoSM, a resource for floral gifts and seasonal décor.

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

COVID-19 Impact

In response to the global pandemic, the Company has taken actions to ensure employee safety and business continuity, informed by the guidelines set forth by local, state and federal government and health officials. These initiatives include developing a “Pandemic Preparedness and Response Plan,” establishing an internal “nerve center” to allow for communication and coordination throughout the business, designing workstream teams to promote workforce protection and supply chain management, and dedicating resources to support customers, vendors, franchisees, and our BloomNet member florists.

The COVID-19 pandemic has affected, and will continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, we are seeing strong e-commerce demand for gourmet foods and gift baskets and our floral products for holidays and every-day gifting occasions, as well as for self-consumption. As we entered the Company’s fiscal fourth quarter, we saw an acceleration of demand during the Easter Holiday period, and this continued throughout the month of April. As we look ahead, our expectation is that demand trends will remain strong through the balance of the fourth quarter. With that said, there are headwinds (and resulting increased costs) that have been, and will continue to impact our operations during the foreseeable future, including the following:

●

Retail store closures – on March 20, 2020, in response to government actions, and for the safety of its employees, the Company temporarily closed its Cheryl’s and Harry & David retail stores. Affected employees were provided with Company paid special COVID leave pay through April 3rd, as the nation and the Company worked to understand the extent and potential length of the crisis. On April 14th, the difficult decision was made to permanently close 38 of our 39 Harry & David retail stores. Plans to wind-down store operations in an orderly manner are currently in development. As a result, the Company expects to incur a charge within the range of $4.0 - $5.0 million in our fourth quarter for lease obligations, employee costs and other store closure costs. Annual revenues attributable to the closed locations was approximately $33.0 million.

●

Wholesale volume reductions - we have seen a reduction in our wholesale business as a result of COVID-19, which will impact our fourth quarter results within our BloomNet and Gourmet Foods and Gift Baskets segments. Additionally, we anticipate reduced wholesale orders through the fiscal second quarter of fiscal 2021, as our large wholesale customers are taking a cautious approach due to the uncertainty surrounding the impact of COVID-19 on the overall consumer economy.

●	Bloomnet membership fee reductions - we have waived certain fees to our BloomNet members for the month of April to help them weather the COVID-19 crisis.
●

Increased operating costs - we are seeing some increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts.

●

PersonalizationMall.com - Due to the unprecedented circumstances created by the COVID-19 pandemic, the Company requested a reasonable delay in the closing of the previously announced acquisition of PersonalizationMall.com, LLC until April 30, 2020.  Bed Bath & Beyond Inc., the parent company of PersonalizationMall.com, responded to this request by filing a lawsuit in the Court of Chancery in the state of Delaware on April 1, 2020. The Company intends to vigorously defend itself against this lawsuit.

The scale and overall economic impact of the COVID-19 crisis is still very difficult to assess. However, the strong e-commerce demand that we are seeing across our brands, is expected to offset both the reductions in revenues and increases in costs noted above. The Company believes that the operating platform it has built over the years, combined with its diversified product line, and ability to engage with its customers will allow it to successfully navigate this challenging environment. We remain focused on three key elements of our business strategy:

●	Taking care of the health and safety of our associates, our BloomNet florists, our vendors and our customers,
●	Maintaining our financial strength and flexibility, and
●	Continuing to invest in areas of our business that can help drive future growth.

The Company believes that it is in a strong financial position and has already begun to plan and take the necessary steps to ensure its continued financial health. See Part II, Item 1A. Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Adjusted net income (loss) and adjusted net income (loss) per common share

We define adjusted net income (loss) and adjusted net income (loss) per common share as net income (loss) and net income (loss) per common share adjusted for certain items affecting period to period comparability. See Segment Information below for details on how adjusted net income (loss) and adjusted net income (loss) per common share were calculated for each period presented.

We believe that adjusted net income (loss) and adjusted net income (loss) per common share are meaningful measures because they increase the comparability of period to period results.

Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, GAAP net income (loss) and net income (loss) per common share, as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, and adjusted EBITDA.

	Three Months Ended
	March 29, 2020	Transaction Costs	As Adjusted (non-GAAP) March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$152,620	$-	$152,620	$144,821	5.4%
BloomNet Wire Service	30,414	-	30,414	28,185	7.9%
Gourmet Foods & Gift Baskets	95,906	-	95,906	75,445	27.1%
Corporate	112	-	112	263	-57.4%
Intercompany eliminations	(276)	-	(276)	(301)	8.3%
Total net revenues	$278,776	$-	$278,776	$248,413	12.2%

Gross profit:
1-800-Flowers.com Consumer Floral	$59,943	$-	$59,943	$56,334	6.4%
	39.3%		39.3%	38.9%

BloomNet Wire Service	14,401	-	14,401	14,071	2.3%
	47.3%		47.3%	49.9%

Gourmet Foods & Gift Baskets	32,956	-	32,956	26,848	22.8%
	34.4%		34.4%	35.6%

Corporate	152	-	152	267	-43.1%
	135.7%		135.5%	101.5%

Total gross profit	$107,452	$-	$107,452	$97,520	10.2%
	38.5%	-	38.5%	39.3%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$15,439	$-	$15,439	$15,364	0.5%
BloomNet Wire Service	10,025	-	10,025	9,480	5.7%
Gourmet Foods & Gift Baskets	(6,275)	-	(6,275)	(7,202)	12.9%
Segment Contribution Margin Subtotal	19,189	-	19,189	17,642	8.8%
Corporate (b)	(22,274)	911	(21,363)	(25,243)	15.4%
EBITDA (non-GAAP)	(3,085)	911	(2,174)	(7,601)	71.4%
Add: Stock-based compensation	2,396		2,396	1,903	25.9%
Add: Comp charge related to NQ Plan Investment Appreciation/(Depreciation)	(2,611)	-	(2,611)	1,294	-301.8%
Adjusted EBITDA (non-GAAP)	$(3,300)	$911	$(2,389)	$(4,404)	-45.8%

	Nine Months Ended
	March 29, 2020	Transaction Costs	As Adjusted (non-GAAP) March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$359,104	$-	$359,104	$338,003	6.2%
BloomNet Wire Service	81,576	-	81,576	75,613	7.9%
Gourmet Foods & Gift Baskets	631,705	-	631,705	575,966	9.7%
Corporate	472	-	472	845	-44.1%
Intercompany eliminations	(1,176)	-	(1,176)	(1,202)	2.2%
Total net revenues	$1,071,681	$-	$1,071,681	$989,225	8.3%

Gross profit:
1-800-Flowers.com Consumer Floral	$140,537	$-	$140,537	$131,254	7.1%
	39.1%		39.1%	38.8%

BloomNet Wire Service	40,520	-	40,520	38,306	5.8%
	49.7%		49.7%	50.7%

Gourmet Foods & Gift Baskets	271,360	-	271,360	250,550	8.3%
	43.0%		43.0%	43.5%

Corporate	353	-	353	777	-54.6%
	74.8%		74.8%	92.0%

Total gross profit	$452,770	$-	$452,770	$420,887	7.6%
	42.2%	-	42.2%	42.5%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$34,853	$-	$34,853	$32,667	6.7%
BloomNet Wire Service	27,516	-	27,516	25,375	8.4%
Gourmet Foods & Gift Baskets	100,512	-	100,512	89,191	12.7%
Segment Contribution Margin Subtotal	162,881	-	162,881	147,233	10.6%
Corporate (b)	(71,583)	911	(70,672)	(67,303)	-5.0%
EBITDA (non-GAAP)	91,298	911	92,209	79,930	15.4%
Add: Stock-based compensation	6,441		6,441	4,531	42.2%
Add: Comp charge related to NQ Plan Investment Appreciation/(Depreciation)	(1,653)	-	(1,653)	327	-605.5%
Adjusted EBITDA (non-GAAP)	$96,086	$911	$96,997	$84,788	14.4%

Reconciliation of net income (loss) to adjusted net income (loss) (non-GAAP):	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except per share data)

Net income (loss)	$(9,657)	$(8,241)	$49,224	$43,071
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP)
Add: Personalization Mall transaction costs	911	-	911	-
Deduct: Income tax (benefit) on transaction costs	(217)	-	(217)	-
Adjusted net income (loss) (non-GAAP)	$(8,963)	$(8,241)	$49,918	$43,071

Basic and diluted net income (loss) per common share
Basic	$(0.15)	$(0.13)	$0.76	$0.67
Diluted	$(0.15)	$(0.13)	$0.74	$0.65

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$(0.14)	$(0.13)	$0.77	$0.67
Diluted	$(0.14)	$(0.13)	$0.75	$0.65

Weighted average shares used in the calculation of net income (loss) and adjusted net income (loss) per common share
Basic	64,348	64,194	64,517	64,383
Diluted	64,348	64,194	66,378	66,456

Reconciliation of net income (loss) to adjusted EBITDA (non-GAAP):	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except per share data)

Net income (loss)	$(9,657)	$(8,241)	$49,224	$43,071
Add:
Interest expense, net	2,752	(1,315)	3,441	2,097
Depreciation and amortization	7,803	7,028	23,268	22,840
Income tax expense	-	-	15,365	11,922
Less:
Income tax benefit	3,983	5,073	-	-
EBITDA	(3,085)	(7,601)	91,298	79,930
Add: Transaction costs	911	-	911	-
Add: Stock-based compensation	2,396	1,903	6,441	4,531
Add: Compensation charge related to NQ plan investment appreciation/(depreciation)	(2,611)	1,294	(1,653)	327
Adjusted EBITDA	$(2,389)	$(4,404)	$96,997	$84,788

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

Results of Operations

Net revenues

	Three Months Ended			Nine Months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$231,851	$204,362	13.5%	$847,985	$780,883	8.6%
Other	46,925	44,051	6.5%	223,696	208,342	7.4%
Total net revenues	$278,776	$248,413	12.2%	$1,071,681	$989,225	8.3%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 12.2% and 8.3% during the three and nine months ended March 29, 2020, respectively, compared to the same periods of the prior year, due to growth across all three of the Company’s business segments, reflecting the strategic marketing and merchandising investments across the Company’s brands, the continuing positive trends in everyday gifting occasions, and increased self-consumption within the Gourmet Foods and Gift Baskets segment, as well as incremental revenues from Shari’s Berries, which was acquired on August 14, 2019, and contributed approximately 4.1% of consolidated revenue growth.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	March 29, 2020				March 31, 2019
	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$150,491	$-	$81,360	$231,851	$142,552	$-	$61,810	$204,362
Retail	1,166	-	5,030	6,196	1,189	-	5,727	6,916
Wholesale	-	10,801	9,516	20,317	-	9,321	7,908	17,229
BloomNet services	-	19,613	-	19,613	-	18,864	-	18,864
Other	963	-	-	963	1,080	-	-	1,080
Corporate	-	-	-	112	-	-	-	263
Eliminations	-	-	-	(276)	-	-	-	(301)
Net revenues	$152,620	$30,414	$95,906	$278,776	$144,821	$28,185	$75,445	$248,413

	Nine months ended				Nine months ended
	March 29, 2020				March 31, 2019
	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet Wire Service	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$353,436	$-	$494,549	$847,985	$332,302	$-	$448,581	$780,883
Retail	3,187	-	35,640	38,827	3,113	-	38,477	41,590
Wholesale	-	26,819	101,516	128,335	-	23,247	88,908	112,155
BloomNet services	-	54,757	-	54,757	-	52,366	-	52,366
Other	2,481	-	-	2,481	2,588	-	-	2,588
Corporate	-	-	-	472	-	-	-	845
Eliminations	-	-	-	(1,176)	-	-	-	(1,202)
Net revenues	$359,104	$81,576	$631,705	$1,071,681	$338,003	$75,613	$575,966	$989,225

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) increased by 13.5% during the three months ended March 29, 2020, compared to the same period of the prior year, primarily as a result of growth within the Gourmet Foods & Gift Baskets segment of 31.6%, complemented by growth within the 1-800-Flowers.com Consumer Floral segment of 5.6%. During the three months ended March 29, 2020, the Company fulfilled approximately 3.5 million orders through its e-commerce sales channels (online and telephonic sales), an increase of 13.6% compared to the same period of the prior year, while average order value decreased 0.1% to $66.98.

E-commerce revenues (combined online and telephonic) increased by 8.6% during the nine months ended March 29, 2020, compared to the same period of the prior year, as a result of growth within the Gourmet Foods & Gift Baskets and 1-800-Flowers.com Consumer Floral segments of 10.2% and 6.4%, respectively. During the nine months ended March 29, 2020, the Company fulfilled approximately 10.9 million orders through its e-commerce sales channels (online and telephonic sales), an increase of 7.8% compared to the same period of the prior year, while average order value increased 0.7%, to $77.62, during the nine months ended March 29, 2020, compared to the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet Wire Service segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Foods & Gift Baskets segments. Other revenues increased by 6.5% during the three months ended March 29, 2020, compared to the same period of the prior year, due to growth within the Gourmet Foods & Gift Baskets segment of 6.7% and BloomNet Wire Service segment of 7.9%.

Other revenues increased by 7.4% during the nine months ended March 29, 2020, compared to the same period of the prior year, driven primarily by growth within the Gourmet Foods & Gift Baskets segment of 7.7% and BloomNet Wire Service segment of 7.9%.

Revenue by segment:

1-800-Flowers.com Consumer Floral – this segment, which consists primarily of the operations of the 1-800-Flowers.com brand, derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 5.4% and 6.2% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, reflecting the strategic marketing and merchandising investments that we have been making in the Company’s flagship brand, resulting in strong growth during the Valentine’s Day holiday period, partially offset by softer demand in the last few weeks of the quarter due to the impact of the COVID-19 crisis.

BloomNet Wire Service - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues increased 7.9% during both the three and nine months ended March 29, 2020, compared to the same periods of the prior year, primarily due to increasing demand for our expanded line of wholesale products, as well as higher services revenue, including digital directory and transaction fees (driven primarily by increased 1-800-Flowers and Shari’s Berries order volume sent through the network), partially offset by softer demand in the last few weeks of the quarter due to the impact of the COVID-19 crisis.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues increased 27.1% and 9.7% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year primarily due to: (i) Harry & David growth which continues to benefit from the digital transformation of its marketing programs as well as its expanded product offerings of unique, shareable gifts for both holiday (seasonal fruits and bakery) and everyday occasions, as well as Harry & David’s Gourmet line, which includes prepared meals and wines for both gifting and entertaining, which is enabling the brand to attract new customers while also deepening engagement with existing customers, (ii) strong growth in the DesignPac wholesale business due to increased demand fueled by new product designs and an expanded customer list, and (iii) the acquisition of Shari’s Berries on August 14, 2019. Revenues for the three months ended March 29, 2020 also benefitted slightly from favorable e-commerce buying patterns late in the quarter due to COVID-19, although the impact will primarily be reflected in Q4 when product is shipped. Results for the nine months ended March 29, 2020 were negatively impacted by the shortened holiday shopping season caused by the late Thanksgiving/Cyber Monday, which resulted in 6 fewer shopping days between Thanksgiving and Christmas in the second quarter of fiscal 2020 in comparison to the prior year.

Gross profit

	Three Months Ended			Nine Months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)

Gross profit	$107,452	$97,520	10.2%	$452,770	$420,887	7.6%
Gross profit %	38.5%	39.3%		42.2%	42.5%

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

Gross profit increased 10.2% and 7.6% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, as a result of the increase in revenues noted above, partially offset by a decrease in gross profit percentage. Gross profit percentage declined 80 and 30 basis points, to 38.5% and 42.2%, during the respective three and nine months ended March 29, 2020, compared to the same periods of the prior year, as a result of product mix, combined with macro-economic headwinds including: (i) rising labor and transportation costs, (ii) tariffs, and (iii) increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates in light of COVID-19, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts. These headwinds have been partially offset by the Company’s strategic pricing initiatives and operational productivity improvements.

1-800-Flowers.com Consumer Floral segment - Gross profit increased by 6.4% and 7.1% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, as a result of the revenue increases noted above. Gross profit percentage increased 40 basis points and 30 basis points, to 39.3% and 39.1%, during the respective three and nine months ended March 29, 2020, compared to the same periods of the prior year, primarily due to efficient use of promotional pricing programs, partially offset by increased product and transportation costs.

BloomNet Wire Service segment - Gross profit increased by 2.3% and 5.8% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, due to the increase in revenues noted above, partially offset by a decline in gross margin percentage of 260 and 100 basis points, to 47.3% and 49.7%, respectively, due to product sales mix associated with the impact of COVID-19 on membership and transaction fees, combined with the significant increase in wholesale product revenues and the impact of tariffs on product cost.

Gourmet Foods & Gift Baskets segment - Gross profit increased by 22.8% and 8.3% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, due to the revenue increase noted above, partially offset by gross profit percentage which decreased 120 basis points to 34.4%, and 50 basis points to 43.0% during the three months ended and nine months ended March 29, 2020 compared to the same periods of the prior year, primarily as a result of product mix and the input cost increases described above.

Marketing and sales expense

	Three Months Ended			Nine months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)

Marketing and sales	$78,606	$71,163	10.5%	$262,849	$243,781	7.8%
Percentage of net revenues	28.2%	28.6%		24.5%	24.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 10.5% and 7.8% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, primarily due to increased advertising spend within the Gourmet Foods & Gift Baskets and 1-800-Flowers.com Consumer Floral segments, due to the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, partially offset by operational efficiencies and platform leverage attributable to the revenue growth. As a result, marketing and sales as a percentage of net revenues decreased 40 basis points, to 28.2% for the three months ended March 29, 2020, and decreased 10 basis points, to 24.5%, for the nine months ended March 29, 2020, in comparison to the same periods of the prior year.

Technology and development expense

	Three Months Ended			Nine months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)

Technology and development	$11,900	$11,511	3.4%	$34,436	$32,696	5.3%
Percentage of net revenues	4.3%	4.6%		3.2%	3.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 3.4% and 5.3% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, primarily due to increased license and maintenance costs required to support the Company’s technology platform as well as increased hosting costs due to higher usage of cloud storage applications.

General and administrative expense

	Three Months Ended			Nine months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)

General and administrative	$20,031	$22,447	(10.8%)	$64,187	$64,480	(0.5%)
Percentage of net revenues	7.2%	9.0%		6.0%	6.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 10.8% and 0.5% during the three and nine months ended March 29, 2020, compared to the same periods of the prior year, primarily due to lower labor costs, attributable to a decrease in the value of Non-Qualified Deferred Compensation Plan (NQ Plan) investments (offset by an equal decrease in other income on the financials statement – see below), and lower insurance costs due to favorable claims experience, partially offset by higher transaction costs associated with the planned acquisition of PersonalizationMall.com. Adjusted to exclude the impact of the decrease in the value of the NQ Plan investments and the PersonalizationMall.com transaction costs, general and administrative expenses would have been $21.7 million and $64.9 million during the three and nine months ended March 29, 2020, representing increases of 2.7% and 1.2% over the respective prior year periods.

Depreciation and amortization expense

	Three Months Ended			Nine months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)

Depreciation and amortization	$7,803	$7,028	11.0%	$23,268	$22,840	1.9%
Percentage of net revenues	2.8%	2.8%		2.2%	2.3%

Depreciation and amortization expense during the three and nine months ended March 29, 2020 increased 11.0% and 1.9%, respectively, compared to the same periods of the prior year, primarily as result of short-lived capital expenditures to support the Company’s IT infrastructure, but was consistent as a percentage of revenues.

Interest (income) expense, net

	Three Months Ended			Nine months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)

Interest (income) expense, net	$147	$(30)	590.0%	$1,727	$2,390	(27.7%)

Interest (income) expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest (income) expense, net increased during the three months ended March 29, 2020, compared to the same period of the prior year, due to lower interest income on available cash balance, as a result of the Federal Reserve’s March 2020 rate reduction to counteract the impact of COVID-19. Interest (income) expense, net decreased 27.7% during the nine months ended March 29, 2020, compared to the same period of the prior year, due to lower borrowings outstanding, and a lower interest rate resulting from the 2019 Credit Agreement amendment, partially offset by lower rates earned on outstanding cash balances.

Other (income) expense, net

	Three Months Ended			Nine months Ended
	March 29, 2020	March 31, 2019	% Change	March 29, 2020	March 31, 2019	% Change
	(dollars in thousands)

Other (income) expense, net	$2,605	$(1,285)	302.7%	$1,714	$(293)	685.0%

Other expense, net for the three and nine months ended March 29, 2020 consists primarily of investment loss on the Company’s Non-Qualified Deferred Compensation Plan assets of approximately $2.6 million and $1.7 million, respectively, whereas in the prior year there was investment income of $1.3 million and $0.3 million, respectively.

Income Taxes

The Company recorded income tax benefit of $4.0 million and expense of $15.4 million, during the three and nine months ended March 29, 2020, respectively, and income tax benefit of $5.1 million and income tax expense of $11.9 million, during the three and nine months ended March 31, 2019, respectively. The Company’s effective tax rate from operations for the three and nine months ended March 29, 2020 was 29.2% and 23.8% respectively, compared to 38.1% and 21.7% in the same periods of the prior year. The effective tax rates for fiscal 2020 and fiscal 2019 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. At March 29, 2020, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $0.9 million. The Company believes that $0.2 million of unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2019 Credit Agreement (see Note 8 - Debt in Item 1 for details). At March 29, 2020, the Company had working capital of $185.0 million, including cash and cash equivalents of $232.1 million, compared to working capital of $175.7 million, including cash and cash equivalents of $172.9 million, at June 30, 2019. The March 29, 2020 working capital was negatively impacted by $9.5 million due the establishment of an operating lease liability (current portion) on the balance sheet in the first quarter of fiscal 2020 as a result of the adoption of ASC 842.

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

While we believe that our sources of funding will be sufficient to meet our anticipated operating cash needs for at least the next twelve months, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate, and will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to require additional financing.

Our sources and uses of cash were not materially impacted by COVID-19 for the quarter ended March 29, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of COVID-19 to have a material impact on our liquidity. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Cash Flows

Net cash provided by operating activities of $117.3 million, for the nine months ended March 29, 2020, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation/amortization and stock based compensation, combined with seasonal changes in working capital, including increases in accounts payable and accrued expenses, and reductions in inventory, partially offset by increases in receivables.

Net cash used in investing activities of $44.0 million, for the nine months ended March 29, 2020, was primarily attributable to the acquisition of Shari’s Berries for $20.5 million, capital expenditures of $22.3 million related to the Company's technology initiatives and Gourmet Foods & Gift Baskets segment manufacturing production and warehousing equipment, and the purchase of equity investments of $1.2 million.

Net cash used in financing activities of $14.2 million, for the nine months ended March 29, 2020, was primarily due to net bank repayments of $3.8 million and the acquisition of $10.7 million of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At March 29, 2020, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Purchase commitments	$37,722	$24,163	$6,845	$4,725	$1,170	$-	$74,625

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
o to compete against existing and new competitors;
o to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o to cost effectively manage inventories;
●	the outcome of contingencies, including legal proceedings in the normal course of business; and
●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
●	the impact of COVID-19 on our business and financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 30, 2019 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2019 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 million and $0.4 million during the three and nine months ended March 29, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 29, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To the extent our normal procedures and controls related to our financial close or other reporting processes were adversely impacted by the COVID-19 outbreak, we took appropriate actions and safeguards to reasonably ensure the fair presentation of the financial statements in accordance with GAAP.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Bed Bath & Beyond:

On April 1, 2020, Bed Bath & Beyond Inc. (“Bed Bath”) commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Agreement”), dated February 14, 2020, between Bed Bath, PersonalizationMall.com, LLC (“Personalization Mall”), the Company and a subsidiary of the Company (the “Purchaser”) pursuant to which Bed Bath agreed to sell to Purchaser, and the Purchaser agreed to purchase from Bed Bath, all of the issued and outstanding membership interests of Personalization Mall.  The action was initiated after the Company requested a reasonable delay in the closing under the Agreement due to the unprecedented circumstances created by the COVID-19 pandemic.  The Complaint requests an order of specific performance to consummate the transaction under the Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that sets a trial date for late September.  The Company intends to vigorously defend itself against this lawsuit and no assurance can be given as to the ultimate outcome of this matter. At this time the proceedings are in the very early stages, and we are unable to determine or estimate the amount of possible loss or range of loss.

In addition, there are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the final resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS.

The following additional risk factor related to COVID-19 should be read in conjunction with the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our previously filed Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

The impact of the spread of COVID-19 is creating significant uncertainty for our business, financial condition and results of operations and for the prices of our publicly traded securities.

The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Our operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to the countries and states in which we do business. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us and our business partners (such as customers, employees, suppliers, franchisees, florists and other third parties with whom we do business). There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our business partners to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products.

Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. The continuation of the COVID-19 pandemic and various governmental responses may continue to restrict our ability to carry on business development activities and business-related travel, and our sales activity may be adversely affected. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.

Public concern regarding the risk of contracting COVID-19 impacts demand from customers, including due to customers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our customers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. As we sell a wide variety of products, the profile of the products we sell and the amount of revenue attributable to such products varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. In addition, changes in consumer purchasing and consumption patterns may result in changes in demand for our products, thereby impacting our earnings. Any reduced demand for our products or change in customers purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of florist or franchise locations, stores, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, or prepaid expenses. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets, and in foreign currency exchange rates, commodity prices, and interest rates, which can impair our ability to access these markets on terms commercially acceptable to us, or at all. Even after the COVID-19 global pandemic has subsided, we may experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts, and as a result, our business, financial condition and results of operations and the prices of our publicly traded securities may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of March 29, 2020, $19.3 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the nine months of fiscal 2020, which includes the period July 1, 2019 through March 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/01/19 - 07/28/19	-	$-	-	$30,000
07/29/19 - 08/25/19	-	$-	-	$30,000
08/26/19 - 09/29/19	2,113	$14.85	2,113	$29,969
09/30/19 - 10/27/19	-	$-	-	$29,969
10/28/19 - 11/24/19	158,750	$13.24	158,750	$27,867
11/25/19 - 12/29/19	210,000	$13.76	210,000	$24,970
12/30/19 - 01/26/20	270,000	$14.43	270,000	$21,065
01/27/20 - 02/23/20	112,941	$15.30	112,941	$19,333
02/24/20 - 03/29/20	-	$-	-	$19,333
Total	753,804	$14.13	753,804

(1) Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Equity Purchase Agreement dated as of February 14, 2020, by an among 1-800-Flowers.com, Inc., 800-Flowers, Inc. PersonalizationMall.com, LLC, and Bed Bath & Beyond Inc. (Current Report on Form 8-K filed on February 18, 2020, Exhibit 2.1).
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 8, 2020	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: May 8, 2020	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)