Form 10-K
period 2020-06-28
1 800 FLOWERS COM INC
filed 2020-09-11
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2020

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 29, 2019, was approximately $347,718,000. The registrant has no non-voting common stock.

36,052,706

(Number of shares of class A common stock outstanding as of September 4, 2020)

28,358,614

(Number of shares of class B common stock outstanding as of September 4, 2020)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended June 28, 2020

PART I

Item 1.	BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. The Company’s business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery® and Simply Chocolate®. We also offer top-quality steaks and chops from Stock Yards®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral service provider offering a broad-range of products and services designed to help professional florists grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; and DesignPac Gifts, LLC, a manufacturer of gift baskets and towers.

In November 2019, 1-800-Flowers.com was awarded Best Digital Transformation as part of the first-ever Modern Retail Awards from Digiday Media. Our floral brand was honored for being a pioneer of conversational commerce and becoming one of the first retailers on all five major voice and messaging platforms, including Apple Business Chat, Google Assistant, Amazon Alexa, Samsung Bixby and Facebook Messenger. 1-800-FLOWERS.COM, Inc. was recognized as the 2019 Mid-Market Company of the Year by CEO Connection. 1-800-FLOWERS.COM, Inc. received the Gold award in the “Mobile Payments and Commerce” category at the Mobile Marketing Association 2018 Global Smarties Awards, and Harry & David was named to the Internet Retailers 2019 “The Hot 100” list.

On August 3, 2020, the Company completed its acquisition of PersonalizationMall.com LLC ("PersonalizationMall"), a leading ecommerce provider of personalized products. The extensive offerings of PersonalizationMall include a wide variety of personalization processes such as sublimation, embroidery, digital printing, engraving and sandblasting, while providing an industry-leading customer experience based on a fully integrated business platform that includes a highly automated personalization process and rapid order fulfillment. The Company used a combination of cash on its balance sheet and its existing credit facility to fund the $245.0 million purchase (subject to certain working capital and other adjustments), which included its newly renovated, leased 360,000 square foot state-of-the-art production and distribution facility, as well as customer database, tradenames and website. PersonalizationMall’s revenues were approximately $171.2 million in its fiscal 2020.

On August 20, 2020, the Company, JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders, entered into a First Amendment (the “First Amendment”) to its exiting 2019 Credit Agreement. The First Amendment amends the 2019 Credit Agreement to, among other modifications, (i) increase the aggregate principal amount of the existing revolving credit commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million, (iii) increase the working capital sublimit with respect to the revolving credit facility from $175.0 million to $200.0 million and (iv) increase the seasonally-reduced revolving credit commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company.

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

In order to support the growth of its toll-free business and to provide superior customer service, the Company developed an operating infrastructure that incorporated the best available technologies. Over time, the Company implemented a sophisticated transaction processing system that facilitated rapid order entry and fulfillment, on a same-day or next-day basis, while adding customer service capabilities to handle increasing call volume.

1-800-FLOWERS.COM offers a broad range of truly original gifts through a multi-channel strategy, making it easy for millions of customers to deliver smiles for every occasion. Complementing its retail, telephonic and e-commerce channels, 1-800-FLOWERS.COM is a pacesetter in social and mobile platforms, pioneering award-winning marketing programs and applications. As a result, the Company has developed relationships with customers who purchase products for both a wide range of celebratory gifting occasions as well as for everyday personal use. In addition to offering a broad selection of unique products that a customer could expect to find in a high-end florist and gift shop, including a wide assortment of cut flowers and plants, candy, balloons, plush toys, giftware, gourmet gift baskets, and fruit bouquet arrangements, the Company has also significantly expanded its presence in the gourmet foods and gift baskets category. Through a combination of organic initiatives and strategic acquisitions, the Company has leveraged its leadership position in the floral gifting category to create a leading position in the growing Gourmet Foods & Gift Baskets category, now the Company’s largest segment, comprising over 50% over its total revenues.

The Company’s Strategy

1-800-FLOWERS.COM’s objective is to be the leading authority on thoughtful gifting, to serve an expanding range of our customers’ celebratory needs, thereby helping our customers express themselves and connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service. By engaging with our customers, we help to inspire more human expression and connection – sentiments that are more important than ever in the current environment.

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, and gift-quality fruit baskets, dipped berries, as well as steaks, chops and prepared meals. The recent acquisition of PersonalizationMall has added an extensive selection of personalized products to our offerings. This extended line of gift offerings helps our customers with all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. The Company’s consolidated customer database and multi-brand website is designed to expose all of our brands to our customers, further enhancing the Company’s position as a leading, one-stop destination for all of our customers’ gifting and celebratory needs.

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

●

Selection. Over the course of a year, the Company offers thousands of varieties of fresh-cut flowers, floral and fruit bouquets and plants, and thousands of SKUs of gifts, gourmet foods and gift baskets, cookies and chocolates.

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

CONSUMER FLORAL SEGMENT
Direct-to-consumer, multi-channel provider of fresh flowers, plants, fruit and gift basket products, balloons, candles, keepsake gifts, jewelry and plush stuffed animals.
Direct-to-consumer, multi-channel provider of artistically carved fresh fruit arrangements.
Franchisor and operator of retail flower shops, acquired in August 2011.
Direct-to-consumer provider of fresh flowers, plants, fruits and gift baskets.
E-commerce provider of personalized gifts and keepsakes, acquired in August 2020.
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
E-commerce retailer of dipped berries and other specialty treats, acquired in August 2019.

As a complement to the Company’s own brands and signature product lines, the Company has formed strategic relationships with brands such as Lenox®, Waterford®, Real Simple®, Yankee Candle®, Junior’s® Cheesecakes, Southern Living®,and Swarovski®, as well as with celebrities such as Jason Wu.

Although the Company’s family of brands maintain their own sense of identity, the Company has taken a holistic approach towards operating its brand portfolio. A key feature of this approach is that the Company proactively shares best practices across its functional areas, through centralized operational centers of excellence focused on identifying initiatives designed to enhance top and bottom-line growth opportunities.

The Company believes that these initiatives and its continued focus on the following core values will drive long-term profitable growth:

●

Engagement - Know and Take Care of Our Customers – deepening our customer relationships through marketing and social initiatives focused on the emotional connection between our customer and their gift recipient, to help them express themselves and deliver smiles. Through this engagement we expect to continue to grow our customer file, acquiring more “givers” by creating a frictionless experience. By creating a better value proposition, through our Passport program, innovative social and mobile technology platforms, combined with our superior customer service, differentiated and broad product lineup, the Company expects to grow its multi-branded customer base, which in turn will increase purchase frequency through incremental penetration of its suite of gift products.

●

Maintain and Enhance our Financial Strength and Flexibility - by seeking ways to reduce our operating costs while strengthening our balance sheet and adding flexibility to our capital structure. In May 2017, the Company sold its underperforming Fannie May business, generating more than $100 million in cash, while in April 2020, the Company made the strategic decision to permanently close all but one of its Harry & David retail stores. While this decision will negatively impact future revenue growth, this channel was marginally break-even, and the closure will result in improved operational efficiency and focus. The Company reinvested the proceeds from the Fannie May disposition to acquire PersonalizationMall on August 3, 2020, and then on August 20, 2020, the Company amended its exiting 2019 Credit Agreement to, among other modifications, (i) increase the aggregate principal amount of the existing revolving credit commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million, (iii) increase the working capital sublimit with respect to the revolving credit facility from $175.0 million to $200.0 million and (iv) increase the seasonally-reduced revolving credit commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. Combined with cash flows generated from operations, the new agreement provides us with flexibility to continue growing our business by investing in our existing platform and seeking acquisitions that can accelerate our top and bottom-line growth.

●

Innovate and Invest for the Future to Achieve Operational Excellence – we plan to continue to invest to: (i) build the premium status of our brands, through the development of innovative and unique products and services, including the expanded deployment of Passport to drive loyalty, (ii) improve our customer experience and service platforms focusing on efficiency, with both VIP level touch, and automated self-service portals that allow customers to track and modify their orders, (iii) extend our successful mobile Progressive Web Application “PWA” technology to our desktop application, and (iv) implement our IT roadmap designed to drive integrated order management systems and improved back-end production, logistics and warehousing/fulfillment systems to build upon our same-day, next day delivery capabilities to meet our customers’ expectations.

The Company’s Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral and fruit arrangements and plants, gifts, dipped berries, popcorn, gourmet foods and gift baskets, cookies, chocolates, candy, wine, and gift-quality fruit. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s product development team works closely with its production team to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that customers have embraced and come to expect.

The Company’s net revenues from international sources were not material during fiscal years 2020, 2019 and 2018.

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

Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry & David, Wolferman’s, Cushman’s and Moose Munch brands. The Company also licenses the Stock Yards name through which it sells premium meats. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolate offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

BloomNet Products and Services. The Company’s BloomNet business provides its members with products and services, including: (i) settlement processing, consisting of the settlement of orders between sending florists (including the 1-800-Flowers.com brand) and receiving florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) access services, by which BloomNet florists are able to send and receive orders and communicate between members, using Bloomlink®, the Company’s proprietary Internet-based system, (iv) other products and services, including web hosting, marketing, designer education and point of sale systems, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, engage with its customers, increase customer acquisition, build customer loyalty, encourage repeat purchases and drive long-term growth. The Company’s goal is to create a celebratory ecosystem that makes its brands synonymous with thoughtful gifting and to help our customers “send smiles” every day. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations and strategic relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base. The Company’s focus is to create marketing messaging that is more relevant to the customer, to engage with our customers in a two-way dialog and to focus on the experience of the connection.

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities. For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for its brands to receive broad national exposure in front of an estimated 15 million viewers, while also being included in the Walk of Shame movie. Our “Summer of a Million Smiles” charitable efforts deliver smiles to local charities, communities and service initiatives across the country. We also introduced our enterprise-wide “Gifts That Give Back” collection in support of our Smiles Farms philanthropic initiative, which is focused on creating meaningful employment opportunities for individuals with developmental disabilities – a program that we are proud to have founded. And, in what can be considered one of the best compliments a brand can receive, 1-800-Flowers.com’s place in America’s cultural fabric was confirmed when the brand was featured in a great spoof on Mother’s Day family relations during a Saturday Night Live skit.

Enhance its Customer Relationships. The Company intends to deepen its relationship with its customers and be their trusted resource to fulfill their need for quality, tasteful gifts, while helping them to engage and connect with the important people in their lives. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, by providing value-added loyalty programs such as Celebrations Reminders and Passport and continually investing and innovating how and where it engages with its customers. Examples of these efforts include the Company’s active social media presence, and use of new and innovative platforms to reach customers, whether it be Facebook’s Messenger, Amazon’s Alexa voice-enabled platform, Google Assistant, Apple Business Chat, Samsung Chatbot or Google Rich Business Management. The Company also partnered with Smart Gift, a digital gifting application that enables customers to send a gift even when they don’t have their recipient’s address. The Company strives to improve our customer’s experience, and recently launched a digital self-service portal, allowing customers to track their orders, make modifications to delivery dates, addresses, and even their gift message, further enhancing the Company’s already historically high customer satisfaction metrics. In addition, through customer panel research, the Company has created a number of signature products designed to increase everyday purchases, including the “a DOG-able®” and “Fabulous Feline™” collections, the Unicorn line, succulents collection, Conversation Roses collection with heartfelt sentiments printed on the rose petals, Jason Wu’s Wild Beauty line, featuring the exclusive floral creations of one of the hottest fashion trend setters on the scene today, Cheryl’s Cookie Card® and Sentiments line, The Popcorn Factory’s “Tins With Pop® and Cards With Pop™”. Offerings such as Dipped Berries from Shari’s Berries, as well as Harry & David’s signature Comice pears, Moose Munch popcorn, and Gourmet line, all build upon the Company’s efforts to offer unique, heartfelt products, a strategy which stems back to the Company’s earliest signature collections, such as the still popular “Birthday Flower Cake®” and “Happy Hour Bouquets®” collections.

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

The Company’s Websites

The Company offers its products primarily through its multi-branded 1-800-FLOWERS.COM (www.1800flowers.com) website. The Company’s customers can access its family of brands through “tabs” on this Universal Resource Locator (“URL”), as well as through the URL of any of our family of brands, all with multi-brand functionality. Customers can come directly to the Company’s websites or be linked by one of the Company’s portal providers, search engine, affiliate or social media relationships. A majority of the Company’s online revenues are derived from traffic coming directly to one of the Company’s URLs.

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

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies to give its customers the best possible shopping experience, whether online or over the telephone. Through the use of customized software applications, the Company is able to retrieve, sort and analyze customer information to enable it to better serve its customers and target its product offerings. The Company’s online and telephonic orders are fed directly from the Company’s secure websites, or with the assistance of a gift advisor, into a transaction processing system which captures the required customer and recipient information. The system then routes the order to the appropriate Company distribution center or, for florist fulfilled or drop-shipped items, selects a florist or vendor to fulfill the customer's order and electronically refers the necessary information using BloomLink, the Company’s proprietary Internet-based system, assuring timely delivery. In addition, the Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information. The Company also utilizes an interactive, telephonic virtual assistant, integrating artificial intelligence and human understanding to reduce customer wait times and improve the customer experience.

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

Fulfillment and Manufacturing Operations

The Company’s customers primarily place their orders either online or over the telephone. The Company’s hybrid fulfillment system, which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops and franchise florist shops), with Company-owned distribution centers and vendors who ship directly to the Company’s customers. While providing a significant competitive advantage in terms of delivery options, the Company’s fulfillment system also has the added benefit of reducing the Company’s capital investments in inventory and infrastructure. All of the Company’s products are backed by a 100% satisfaction guarantee, and the Company’s business is not dependent on any single third-party supplier.

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

In addition to its florist designed product, the Company also offers fresh cut floral arrangements in a wide assortment of combinations, themes and designer bouquets and collections through its direct ship products, fresh from the farm.

Gourmet Foods & Gift Baskets. The Company offers a wide array of premium branded signature baked products, confections, gift baskets, gourmet popcorn, dipped berries, giftable fruit towers and baskets through its Gourmet Foods & Gift Baskets’ brands. The Company’s Cheryl’s cookies and baked gifts are manufactured in its baking facility in Westerville, Ohio, while The Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, located in Melrose Park, Illinois. Our products are distributed from a combination of Company owned and leased distribution facilities, across the country, which are shared by our brands in order to reduce both transit time to customer, and overall logistics costs. Dipped berries and other specialty treats for our Shari’s Berries brand are manufactured and fulfilled through our network of dropship vendors. As of June 28, 2020, the Company operates 7 Cheryl’s and 1 Harry & David retail store.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Subsequent to the acquisition of Harry & David in fiscal 2015 and through fiscal 2019, due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the COVID-19 pandemic, the Company experienced a significant increase in its revenues and earnings during its fourth quarter of fiscal 2020. These trends have continued through the first two months of its fiscal 2021 first quarter. Our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves during the recent COVID-19 pandemic and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although increases in the Company’s “everyday” business have and are expected to continue to lessen the seasonality of our business. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. In fiscal 2019 and fiscal 2020, Easter was on April 21st and April 12th, respectively. As a result, most Easter-related revenue and associated EBITDA was earned in its fiscal fourth quarter. In fiscal 2021, Easter will be on April 4th, which is expected to result in a shift of Easter revenues from the Company’s fiscal fourth quarter into its fiscal third quarter.

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

Intellectual Property and Proprietary Rights

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets.com”, “FruitBrouquets.com”, “BloomNet”, “GreatFood.com”, “The Popcorn Factory”, “Cheryl’s Cookies”, “Mrs. Beasley’s”, “Celebrations Passport”, “Flowerama”, “DesignPac”, “Napco”, “Harry & David”, “Wolferman’s", “Moose Munch”, Cushman’s”, “Goodsey”, “Simply Chocolate”, “Personalization Universe”, “PersonalizationMall” and “Shari’s Berries”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.personalizationuniverse.com, www.personalizationmall.com, www.goodsey.com, www.greatfoods.com, www.stockyards.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com, www.wolfermans.com, www.berries.com, and www.sharisberries.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Third parties have in the past infringed or misappropriated the Company’s intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. The Company intends to guard against infringement and misappropriation. However, the Company cannot guarantee it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers and domain names.

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

Employees

As of June 28, 2020, the Company had a total of approximately 4,300 full and part-time employees. During peak periods, the Company substantially increases the number of customer service, manufacturing and retail and fulfillment personnel. The Company’s personnel are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good.

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

The financial and credit markets and consumer sentiment have and will experience significant volatility, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. The Company’s business and operating results are subject to economic conditions and their impact on consumer discretionary spending. Factors that may negatively impact consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. In recent past, financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Adverse economic changes could reduce consumer confidence and could thereby affect our operating results. In challenging and uncertain economic environments, including the COVID-19 pandemic, we cannot predict when macroeconomic conditions uncertainty may arise and whether such circumstances could impact the Company.

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

If a florist discontinues its relationship with the Company, the Company’s customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company’s arrangements with local florists for order fulfillment may be terminated by either party with 10 days’ notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same geographic area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers.

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

If the Company fails to continuously improve its website (on all relevant platforms, including mobile), it may not attract or retain customers. If potential or existing customers do not find the Company’s website (on all relevant platforms, including mobile) a convenient place to shop, the Company may not attract or retain customers and its sales may suffer. To encourage the use of the Company’s website, it must continuously improve its accessibility, content and ease of use. Customer traffic and the Company’s business would be adversely affected if competitors' websites are perceived as easier to use or better able to satisfy customer needs.

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

If the supply of flowers for sale becomes limited, the price of flowers could rise or flowers may be unavailable and the Company’s revenues and gross margins could decline. A variety of factors affect the supply of flowers in the United States and the price of the Company’s floral products. If the supply of flowers available for sale is limited due to weather conditions, farm closures, economic conditions, or other factors, prices for flowers could rise and as a result customer demand for the Company’s floral products may be reduced, causing revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

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

The U.S. administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct business. As a result, there may be greater restrictions and economic disincentives on international trade and such changes have the potential to adversely impact the U.S. economy, our industry and the demand for our products. In addition, it may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes, and as a result, such changes, could have a material adverse effect on our business, financial condition and results of operations.

Our orchard production operations are subject to environmental laws and regulation and any failure to comply could result in significant fines or clean-up costs. We use herbicides, fertilizers and pesticides, some of which may be considered hazardous substances. Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and farming operations and could make us liable for costs of removing or cleaning up hazardous substances on, under, or in property that we currently own or lease, that we previously owned or leased, or upon which we currently or previously conducted farming operations. These laws could impose liabilities without regard to whether we knew of, or were responsible for, the presence of hazardous substances. The presence of hazardous substances or the failure to properly clean up such substances when present, could jeopardize our ability to use, sell or collateralize certain real property and result in significant fines or clean-up costs, which could adversely affect our business, financial condition and results of operations. Changes to and/or new environmental laws could impact our farming operations or increase our cost of goods.

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

The ripening of our fruits is subject to seasonal fluctuations which could negatively impact profitability. The ripening of our fruits in the Harry & David orchards can happen earlier than predicted due to warmer temperatures during the year. This would result in an oversupply of fruits that we might not be able to sell on a timely basis and could result in significant inventory write-offs. The ripening of the Company’s fruits can also happen later than predicted due to colder temperatures during the year. This can cause a delay in product shipments and not being able to timely meet customer demand during the critical holiday season. Both of these scenarios could adversely affect our business, financial condition and results of operations.

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

Likewise, the phone number that spells 1-800-FLOWERS is important to the Company’s brand and its business. While the Company has obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common toll-free "FLOWERS" misdials, it may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number that spells "FLOWERS" with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse the Company’s customers and cause lost sales and potential damage to its brands. In addition, under applicable FCC rules, ownership rights to phone numbers cannot be acquired. Accordingly, the FCC may rescind the Company’s right to use any of its phone numbers, including 1-800-FLOWERS (1-800-356-9377).

Failure to protect our website, networks and computer systems against disruption and cyber security threats, or otherwise protect our and our customers’ confidential information, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business. We rely extensively on our computer systems for the successful operation of our business, including corporate email communications to and from employees, customers and retail operations, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Our systems are subject to damage or interruption from computer viruses, malicious attacks and other security breaches. The possibility of a cyber-attack on any one or all of these systems is always a serious threat and consumer awareness and sensitivity to privacy breaches and cyber security threats is at an all-time high. If a cybersecurity incident occurs, or there is a public perception that we have suffered a breach, our reputation and brand could be damaged and we could be required to expend significant capital and other resources to alleviate problems.

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

Many governmental regulations may impact the Internet, which could affect the Company’s ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may adversely impact the growth in the use of the Internet or the Company’s website. The Company expects there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for the Company’s products, increase its costs or otherwise adversely affect its business.

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

Future litigation could have a material adverse effect on our business and results of operations. Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition, and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

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

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 28, 2020 that remain unresolved.

Item 2.	PROPERTIES

The table below lists the Company’s material properties at June 28, 2020:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,103,000	owned
Medford, OR	Warehouse	Storage	310,000	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Obetz, OH	Warehouse	Distribution	339,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Carle Place, NY	Office	Headquarters	80,500	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Obetz, OH	Warehouse	Storage - Holiday	62,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,590 (acres)	owned
Jackson County, OR	Land	Fallow land	1,771 (acres)	owned

Item 3.	LEGAL PROCEEDINGS

See Note 17. in Part IV, Item 15, for details.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock.

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2018, 78,780 shares of Class B common stock were converted into shares of Class A common stock, while none were converted during fiscal years 2019 and 2020.

Holders

As of September 4, 2020, there were approximately 220 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 4, 2020, there were approximately 9 stockholders of record of the Company’s Class B common stock.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In August 2017, the board of directors increased the authorization to $30.0 million, and on June 27, 2019, increased it once more to $30.0 million. The Company repurchased a total of $10.7 million (754,458 shares), $14.8 million (1,230,303 shares) and $12.2 million (1,269,059 shares) during the fiscal years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively, under this program. As of June 28, 2020, $19.3 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year ended June 28, 2020, which includes the period July 1, 2019 through June 28, 2020:

Period			Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
			(in thousands, except average price paid per share)

07/01/19	-	07/28/19	-	$-	-	$30,000
07/29/19	-	08/25/19	-	$-	-	$30,000
08/26/19	-	09/29/19	2,113	$14.85	2,113	$29,969
09/30/19	-	10/27/19	-	$-	-	$29,969
10/28/19	-	11/24/19	158,750	$13.24	158,750	$27,867
11/25/19	-	12/29/19	210,000	$13.76	210,000	$24,970
12/30/19	-	01/26/20	270,000	$14.43	270,000	$21,065
01/27/20	-	02/23/20	112,941	$15.30	112,941	$19,333
02/24/20	-	03/29/20	-	$-	-	$19,333
03/30/20	-	04/26/20	-	$-	-	$19,333
04/27/20	-	05/24/20	654	$20.74	654	$19,320
05/25/20	-	06/28/20	-	$-	-	$19,320
Total			754,458	$14.13	754,458

(1)	Average price per share excludes commissions and other transaction fees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the years ended June 28, 2020, June 30, 2019 and July 1, 2018 and the consolidated balance sheet data as of June 28, 2020 and June 30, 2019, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended July 2, 2017 and July 3, 2016, and the selected consolidated balance sheet data as of July 1, 2018, July 2, 2017, and July 3, 2016, are derived from the Company’s audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of income and balance sheet data. The Company acquired Shari’s Berries in August 2019. In May 2017, the Company completed the disposition of its Fannie May business, and in October 2015, disposed of its iFlorist business. The following data reflects the results of operations of these subsidiaries since their respective dates of acquisition, and /or until their respective dates of disposition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	June 28, 2020	June 30, 2019	July 1, 2018	July 2, 2017	July 3, 2016
Consolidated Statement of Income Data:	(in thousands, except per share data)

Net revenues	$1,489,637	$1,248,623	$1,151,921	$1,193,625	$1,173,024
Cost of revenues	867,441	722,502	662,896	673,344	655,566
Gross profit	622,196	526,121	489,025	520,281	517,458
Operating expenses:
Marketing and sales	363,227	319,636	298,810	317,527	318,175
Technology and development	48,698	43,758	39,258	38,903	39,234
General and administrative	97,394	87,654	77,440	84,116	84,383
Depreciation and amortization	32,513	29,965	32,469	33,376	32,384
Total operating expenses	541,832	481,013	447,977	473,922	474,176
Operating income	80,364	45,108	41,048	46,359	43,282
Interest expense, net	2,438	2,769	3,631	5,821	6,674
Other income (expense), net	(84)	644	605	15,471	14,839
Income before income taxes	77,842	42,983	38,022	56,009	51,447
Income tax expense (benefit)	18,844	8,217	(2,769)	11,968	15,579
Net income	58,998	34,766	40,791	44,041	35,868
Less: Net loss attributable to noncontrolling interest	-	-	-	-	(1,007)
Net income attributable to 1-800-FLOWERS.COM, Inc.	$58,998	$34,766	$40,791	$44,041	$36,875

Basic net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Basic net income per common share	$0.92	$0.54	$0.63	$0.68	$0.57

Diluted net income per common share attributable to 1-800-FLOWERS.COM, Inc.
Diluted net income per common share	$0.89	$0.52	$0.61	$0.65	$0.55

Weighted average shares used in the calculation of net income per common share:
Basic	64,463	64,342	64,666	65,191	64,896
Diluted	66,408	66,457	66,938	67,735	67,083

	As of
	June 28, 2020		June 30, 2019		July 1, 2018	July 2, 2017	July 3, 2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$240,506		$172,923		$147,240	$149,732	$27,826
Working capital	198,298		175,741	**	148,222	132,227	45,798
Total assets	774,435	***	606,440	**	570,889	552,470	502,941	*
Long-term liabilities	194,329	***	136,232		131,186	145,056	139,494	*
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	399,774		342,711	**	314,904	282,239	242,586

* In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” The Company adopted this ASU in fiscal 2017, and the impact of the adoption of the new guidance was to reclassify $3.6 million of deferred financing costs previously included within “Other Assets” to “Long-term debt” in the consolidated balance sheets as of July 1, 2018. We have not reclassified previous fiscal years for the purposes of this presentation.

** In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” amending revenue recognition guidance (“ASC 606”). The Company adopted this ASU effective July 2, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by $0.3 million, reduced accrued expenses by $1.1 million and decreased prepaid expense by $0.8 million. The comparative information presented in this Form 10-K has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact to our net income for the fiscal year 2019.

*** In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet. We adopted the new standard effective July 1, 2019 and elected the optional transition method and therefore, we did not apply the standard to the comparative periods presented in our financial statements. The adoption of the new standard had a material impact to the Company’s Consolidated Balance Sheets, but no impact to the Consolidated Statements of Income (Operations) or Consolidated Statements of Cash Flows. As such, we recorded operating lease liabilities of $80.7 million, based on the present value of the remaining minimum rental payments using discount rates as of the effective date, and a corresponding right-of-use assets of $78.7 million based on the operating lease liabilities adjusted for deferred rent and lease incentives received.

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

The Company’s Celebrations Ecosystem includes the following brands: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, FruitBouquets.com®, Harry & David®, Moose Munch®, The Popcorn Factory®, Wolferman’s®, Personalization Universe®, Simply Chocolate®, Goodsey®, DesignPac®, Stock Yards®, and Shari’s Berries®. In August 2020, the Company added to its family of brands with the acquisition of PersonalizationMall®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen its relationships with its customers. The Company also operates BloomNet®, an international floral service provider providing a broad-range of products and services designed to help professional florists grow their businesses profitably; as well as NapcoSM, a resource for floral gifts and seasonal décor.

Business Segments

The Company operates in the following three business segments: Consumer Floral, Gourmet Foods & Gift Baskets, and BloomNet. The Consumer Floral segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, FruitBouquets.com, Flowerama, Personalization Universe and Goodsey, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David (which includes Wolferman’s, Moose Munch and Stock Yards), Cheryl’s (which includes Mrs. Beasley’s), The Popcorn Factory, DesignPac and 1-800-Baskets (which includes Simply Chocolate) and Shari’s Berries. The BloomNet segment includes the operations of BloomNet and Napco.

See Item 1 in Part I for a detailed description of the Company’s business.

Fiscal 2020 Results

The Company entered fiscal 2020 with strong revenue growth momentum, coming off of fiscal 2019, which saw consolidated revenue increase 8.4% in comparison to fiscal 2018, driven by the successful implementation of several strategic growth initiatives designed to support the Company’s flagship 1-800-Flowers and Harry & David brands. The Company built upon this momentum, generating revenue growth of 8.3% during the first nine months of fiscal 2020, accompanied by growth in its customer files, reflecting the strength of its family of brands, its focus on technological innovation and product development, and most importantly, providing an exemplary customer experience. The Company was able to leverage its business platform as this growth rate accelerated with the onset of the COVID-19 pandemic, during which time we saw customers increasingly turn to our brands and product offerings to help them remain connected and express themselves during this difficult time. As a result, consolidated annual revenue grew 19.3%, to approximately $1.5 billion during fiscal 2020, while net income increased 69.7%, to $59.0 million. Adjusted EBITDA, which excludes the impact of stock-based compensation, Non-Qualified Plan Investment appreciation/depreciation, the costs of closing our Harry & David retail stores, and PersonalizationMall litigation and transaction costs, increased 57.8%, to $129.5 million.

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

The COVID-19 pandemic has affected, and will continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, we are seeing strong e-commerce demand for gourmet foods and gift baskets and our floral products for holidays and every-day gifting occasions, as well as for self-consumption. Entering the Company’s fiscal fourth quarter, immediately following the onset of the pandemic, we saw significantly increased demand during the Easter Holiday period, through Mother’s Day, and then continuing with “Everyday” volume through the end of the fiscal year. As we look past the end of fiscal 2020, demand trends remain strong through the first quarter of fiscal 2021. With that said, there are headwinds (and resulting increased costs) that have been, and will continue to impact our operations during the foreseeable future, including the following:

●

Retail store closures – on March 20, 2020, in response to government actions, and for the safety of its employees, the Company temporarily closed its Cheryl’s and Harry & David retail stores. Affected employees were provided with Company paid special COVID leave pay through April 3rd, as the nation and the Company worked to understand the extent and potential length of the crisis. On April 14th, the difficult decision was made to permanently close 38 of our 39 Harry & David retail stores. As a result, the Company incurred a charge of approximately $5.2 million in our fourth quarter for lease obligations, employee costs and other store closure costs. Annual revenues attributable to the closed locations was approximately $33.0 million.

●

Wholesale volume reductions - we have seen a reduction in our wholesale business as a result of COVID-19, which impacted our fourth quarter results within our BloomNet and Gourmet Foods and Gift Baskets segments as these customers were forced to close during the pandemic, resulting in loss of revenues, as well as increased reserves on certain customer receivables. We anticipate that this reduction in wholesale volume will continue through the fiscal second quarter of fiscal 2021, as many of our large wholesale customers are taking a cautious approach due to the uncertainty surrounding the future impact of COVID-19 on the overall consumer economy, and store based retail sales in particular.

●	BloomNet membership fee reductions - we waived certain BloomNet membership fees in April 2020 to help them weather the COVID-19 crisis.
●

Increased operating costs - we are seeing increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including, among others: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts.

●

PersonalizationMall litigation – On February 14, 2020, the Company entered into an Equity Purchase Agreement to acquire PersonalizationMall for $252.0 million from Bed Bath & Beyond Inc. The Company originally expected the Acquisition to close on March 30, 2020. However, due to the unprecedented circumstances created by the COVID-19 pandemic, the Company requested a reasonable delay in the closing date as it believed that conditions to closing the transaction had not been met, including the shut-down of PersonalizationMall’s facilities. The Seller responded to this request by filing a lawsuit in the Court of Chancery in the State of Delaware on April 1, 2020, seeking a judgment forcing the Company to close. On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation and an amendment to the Equity Purchase Agreement, which reflects, among other things, an amended purchase price of $245.0 million. The transaction closed on August 3, 2020. The Company incurred approximately $2.7mm of related litigation and transaction costs during fiscal 2020.

The scale and overall economic impact of the COVID-19 crisis is still very difficult to assess. However, the strong e-commerce demand that we are seeing across our brands, is expected to offset both the reductions in wholesale revenue, and the increases in costs noted above. The Company believes that the operating platform it has built over the years, combined with its diversified product line, and ability to engage with its customers will allow it to successfully navigate this challenging environment. We remain focused on three key elements of our business strategy:

●	Taking care of the health and safety of our associates, our BloomNet florists, our vendors and our customers,
●	Maintaining our financial strength and flexibility, and
●	Continuing to invest in areas of our business that can help drive future growth.

Fiscal 2021 Guidance

Due to the significant uncertainty in the overall economy related to the ongoing COVID-19 pandemic, the Company is not providing guidance for its full fiscal 2021 year.

Regarding the fiscal first quarter: Based on the strong growth momentum that the Company has carried into the first two months of fiscal 2021, combined with anticipated contributions from its recent acquisition of PersonalizationMall, the Company expects to achieve total consolidated revenue growth for the first quarter in the range of 40-to-45 percent (30-to-35 percent organic growth), compared with the prior year period.

●

The anticipated strong revenue growth in the quarter reflects expected e-commerce revenue growth of more than 70 percent, somewhat offset by lower wholesale orders and reduced retail revenues (reflecting the closing of the Harry & David retail stores in fiscal 2020).

●

The Company expects the anticipated strong revenue growth, combined with continued operating leverage and contributions from PersonalizationMall, will enable it to drive Adjusted EBITDA for the quarter to break-even or slightly positive, compared with a loss of $11.3 million in the prior year period.

Regarding the fiscal second quarter: While there remains considerable uncertainty in the overall economy, the Company expects the current strong e-commerce demand to continue into the key holiday season in its second fiscal quarter. In addition, the Company anticipates solid contributions to revenues and profits from its recently acquired PersonalizationMall business. The Company anticipates that these factors, combined with the continued strong growth in its customer files, will offset certain headwinds, including higher operating costs due to the COVID-19 pandemic, lower wholesale orders from mass market retailers, capacity constraints at third-party shipping vendors and the potential distraction of the pending national election.

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

Segment contribution margin and adjusted segment contribution margin

We define segment contribution margin as earnings before interest, taxes, depreciation and amortization, before the allocation of corporate overhead expenses. Adjusted segment contribution margin is defined as contribution margin adjusted for certain items affecting period-to-period comparability. See Segment Information for details on how segment contribution margin was calculated for each period presented.

When viewed together with our GAAP results, we believe segment contribution margin and adjusted segment contribution margin provide management and users of the financial statements meaningful information about the performance of our business segments.

Segment contribution margin and adjusted segment contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of the segment contribution margin and adjusted segment contribution margin is that they are an incomplete measure of profitability as they do not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

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

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, adjusted EBITDA and adjusted net income, for fiscal years ended June 28, 2020 and June 30, 2019. For segment information for the fiscal year ended July 1, 2018, please refer to our Annual Report on Form 10-K for the fiscal year ended July 1, 2018, filed on September 14, 2018.

	Years Ended
	June 28, 2020	PersonalizationMall Litigation and Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) June 28, 2020	June 30, 2019	% Change
	(dollars in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$593,197	$-	$-	$593,197	$497,765	19.2%
BloomNet	111,766	-	-	111,766	102,876	8.6%
Gourmet Foods & Gift Baskets	785,547	-	-	785,547	648,418	21.1%
Corporate	591	-	-	591	1,105	-46.5%
Intercompany eliminations	(1,464)	-	-	(1,464)	(1,541)	5.0%
Total net revenues	$1,489,637	$-	$-	$1,489,637	$1,248,623	19.3%

Gross profit:
1-800-Flowers.com Consumer Floral	$233,941	$-	$-	$233,941	$195,100	19.9%
	39.4%			39.4%	39.2%

BloomNet	54,193	-	-	54,193	51,970	4.3%
	48.5%			48.5%	50.5%

Gourmet Foods & Gift Baskets	333,620	-	-	333,620	278,113	20.0%
	42.5%			42.5%	42.9%

Corporate	442	-	-	442	938	-52.9%
	74.8%			74.8%	84.9%

Total gross profit	$622,196	$-	$-	$622,196	$526,121	18.3%
	41.8%	-	-	41.8%	42.1%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
1-800-Flowers.com Consumer Floral	$73,806	$-	$-	$73,806	$49,653	48.6%
BloomNet	35,111	-	-	35,111	34,705	1.2%
Gourmet Foods & Gift Baskets	110,627	-	5,177	115,804	82,319	40.7%
Segment Contribution Margin Subtotal	219,544	-	5,177	224,721	166,677	34.8%
Corporate (b)	(106,667)	2,706	-	(103,961)	(91,604)	-13.5%
EBITDA (non-GAAP)	112,877	2,706	5,177	120,760	75,073	60.9%
Add: Stock-based compensation	8,434	-	-	8,434	6,310	33.7%
Add: Compensation charge related to NQ Plan Investment Appreciation	347	-	-	347	729	-52.3%
Adjusted EBITDA (non-GAAP)	$121,658	$2,706	$5,177	$129,541	$82,112	57.8%

Reconciliation of net income to adjusted net income (non-GAAP):

	Years Ended
	June 28, 2020	June 30, 2019
	(in thousands, except per share data)

Net income	$58,998	$34,766
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: PersonalizationMall litigation and transaction costs	2,706	-
Add: Harry & David store closure costs	5,177	-
Deduct: Income tax (benefit) on adjustments	(1,908)	-
Adjusted net income (non-GAAP)	$64,973	$34,766

Basic and diluted net income per common share
Basic	$0.92	$0.54
Diluted	$0.89	$0.52

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.01	$0.54
Diluted	$0.98	$0.52

Weighted average shares used in the calculation of net income and adjusted net income per common share
Basic	64,463	64,342
Diluted	66,408	66,457

Reconciliation of net income to adjusted EBITDA (non-GAAP):

	Years Ended
	June 28, 2020	June 30, 2019
	(in thousands)

Net income	$58,998	$34,766
Add:
Interest expense, net	2,522	2,125
Depreciation and amortization	32,513	29,965
Income tax expense	18,844	8,217
EBITDA	112,877	75,073
Add: PersonalizationMall litigation and transaction costs	2,706	-
Add: Harry & David store closure costs	5,177	-
Add: Stock-based compensation	8,434	6,310
Add: Compensation charge related to NQ plan investment appreciation/(depreciation)	347	729
Adjusted EBITDA	$129,541	$82,112

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

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2020, 2019 and 2018, which ended on June 28, 2020, June 30, 2019, and July 1, 2018, respectively, consisted of 52 weeks.

Net Revenues

	Years Ended
	June 28, 2020	% Change	June 30, 2019	% Change	July 1, 2018
	(dollars in thousands)
Net revenues:
E-Commerce	$1,230,385	23.2%	$998,359	8.3%	$921,848
Other	259,252	3.6%	250,264	8.8%	230,073
	$1,489,637	19.3%	$1,248,623	8.4%	$1,151,921

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the year ended June 28, 2020, net revenues increased 19.3% in comparison to the prior year, reflecting strong execution of the Company’s strategy to engage with its customers and build deeper relationships and thereby drive sustainable, long-term growth. The annual growth rate reflects “pre-COVID-19” growth of approximately 8.3% through the first three quarters of fiscal 2020, and “post-COVID-19” growth of 61.0% during the fourth quarter of fiscal 2020. The Company experienced growth across its three business segments, reflecting the strategic marketing and merchandising investments across the Company’s brands, the continuing positive trends in everyday gifting occasions, increased self-consumption within the Gourmet Foods & Gift Baskets segment, as well as incremental revenues from Shari’s Berries, which was acquired on August 14, 2019. Excluding the incremental revenue contributed by Shari’s Berries, which was acquired on August 14, 2019, consolidated net revenues grew 16.3% in fiscal 2020 compared to the prior year.

During fiscal 2019, net revenues increased 8.4% in comparison to the prior year, due to strong customer demand for both holiday and everyday gifting occasions in our Gourmet Foods & Gift Baskets and Consumer Floral segments, as well as membership, transaction and services growth in the BloomNet segment.

Disaggregated revenue by channel follows:

	Years Ended
	June 28, 2020				June 30, 2019				July 1, 2018
	Consumer Floral	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$585,585	$-	$644,800	$1,230,385	$489,463	$-	$508,897	$998,360	$448,943	$-	$472,905	$921,848
Retail	4,318	-	37,076	41,394	4,706	-	45,862	50,568	4,743	-	46,860	51,603
Wholesale	-	33,675	103,671	137,346	-	29,744	93,659	123,403	-	28,747	85,758	114,505
BloomNet Services	-	78,091	-	78,091	-	73,132	-	73,132	-	60,822	-	60,822
Other	3,294	-	-	3,294	3,596	-	-	3,596	3,774	-	-	3,774
Corporate	-	-	-	591	-	-	-	1,105	-	-	-	1,114
Eliminations	-	-	-	(1,464)	-	-	-	(1,541)	-	-	-	(1,745)
Total net revenues	$593,197	$111,766	$785,547	$1,489,637	$497,765	$102,876	$648,418	$1,248,623	$457,460	$89,569	$605,523	$1,151,921

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) increased 23.2% during fiscal 2020, comprised of 19.6% growth within the Consumer Floral segment and 26.7% growth in the Gourmet Foods & Gift Baskets segment. During fiscal 2020, the Company fulfilled approximately 16.4 million e-commerce orders (an increase of 24.1% compared to fiscal 2019) at an average order value of $74.94 (a decrease of 0.7% compared to fiscal 2019).

E-commerce revenues increased 8.3% during fiscal 2019, comprised of 9.0% growth within the Consumer Floral segment and 7.6% growth in the Gourmet Foods & Gift Baskets segment. During fiscal 2019, the Company fulfilled approximately 13.2 million e-commerce orders, at an average order value of $75.44, representing increases of 6.4% and 1.8%, respectively, compared to fiscal 2018.

●

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Foods & Gift Baskets segments. Other revenues increased 3.6% during fiscal 2020, primarily as a result of 8.6% growth within the BloomNet segment, and 0.9% growth within the Gourmet Foods & Gift Baskets segment.

Other revenues increased 8.8% during fiscal 2019, primarily as a result of 14.9% growth within the BloomNet segment, and 5.2% growth within the Gourmet Foods & Gift Baskets segment, driven primarily by increased wholesale volume, partially offset by a decline in Harry & David retail store volume due to a reduction in store count and a decline in customer traffic.

Revenue by segment:

●

1-800-Flowers.com Consumer Floral – this segment includes the operations of the 1-800-Flowers.com brand, which derives revenue from the sale of consumer floral products through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues increased 19.2% during fiscal 2020 reflecting the continued benefit of the strategic marketing and merchandising investments made in the Company’s flagship brands over the past two years, combined with the significant growth achieved during the 4th quarter, triggered by the pandemic. The Company experienced record Easter and Mother’s Day holidays, with post holiday “everyday” volume continuing to show strong year over year improvement.

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

●

BloomNet- revenues in this segment are derived from membership fees as well as other product and service offerings to florists.

Net revenues increased 8.6% during fiscal 2020, primarily due to increased demand for directory, settlement processing revenues (due to the higher florist-to-florist order volume), and transaction fees (driven primarily by increased 1-800-Flowers.com, florist-to-florist, and Shari’s Berries order volume sent through the network), and favorable wholesale demand throughout the year due to new customer acquisitions. Offsetting the above increases were lower membership and reciprocity fees due to fee waivers in April 2020 to support our florist network during the worst of the pandemic.

Net revenues increased 14.9% during fiscal 2019, primarily due to higher services revenues, including membership, settlement processing, directory and transaction fees, monetizing the increased 1-800-Flowers and florist-to-florist orders being sent through the network, building on the efforts begun during the second half of fiscal 2018 to capture a greater share of orders from local flower shops and third-party, online floral companies.

●

Gourmet Foods & Gift Baskets - this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations.

Net revenues increased 21.1% during fiscal 2020, as a result of favorable sales across all brands within the segment, and incremental revenue from Shari’s Berries, acquired in August 2019. The favorability was attributable to increased demand throughout the year, with growth of 9.7% during the first nine months of the year, then fueled by accelerated e-commerce demand coinciding with the onset of COVID-19, as product offerings, convenience, and brand sentiment resonated with customers. Wholesale/retail volume, which had been trending significantly favorable to prior year before the onset of COVID-19, ended relatively flat for the year due to the closure of many of the brand’s retail customer’s stores, and the closure of the Harry & David retail store operations in the 4th quarter.

Net revenues increased 7.1% during fiscal 2019, attributable to growth from nearly all brands, but primarily due to: (i) strong growth from Harry & David, driven by improved merchandising assortments, increased investments in digital marketing programs, and its “Share More” messaging, which resonated with customers, contributing to new customer acquisition and increases in its “everyday” business, and (ii) as 1-800-Baskets/DesignPac, which generated year-over-year growth from new and existing wholesale customers, as well through its e-commerce business attributable to its Simply Chocolate product line.

Gross Profit

	Years Ended
	June 28, 2020	% Change	June 30, 2019	% Change	July 1, 2018
	(dollars in thousands)

Gross profit	$622,196	18.3%	$526,121	7.6%	$489,025
Gross margin %	41.8%		42.1%		42.5%

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

Gross profit increased 18.3% during fiscal 2020 due to the increase in revenues noted above, partially offset by a lower gross profit percentage. Gross profit percentage decreased 30 basis points during fiscal 2020, due to lower margins within the Gourmet Foods & Gift Baskets and BloomNet segments, partially offset by improved margins in the Consumer Floral segment. The lower margins were attributable to the acquisition of Shari’s Berries, which carries a lower gross margin, and macro-economic headwinds including: (i) rising labor and transportation costs, (ii) tariffs, and (iii) increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates in light of COVID-19, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts. These headwinds have been partially offset by the Company’s strategic pricing initiatives and operational productivity improvements.

Gross profit increased 7.6% during fiscal 2019 due to the increase in revenues noted above, partially offset by a lower gross profit percentage. Gross profit decreased 40 basis points during fiscal 2019, reflecting BloomNet’s lower gross margin percentage, as well as hourly labor, particularly seasonal labor, and the growth of our Celebrations Passport free-shipping program, partially offset by Gourmet Foods & Gift Baskets logistics initiatives, which reduced per order transportation costs, as well as manufacturing initiatives, including automation and shifting some production to earlier in the season to better utilize our core workforce.

Consumer Floral segment – Gross profit increased 19.9% during fiscal 2020, due to the aforementioned revenue growth and an increase in gross profit percentage of 20 basis points to 39.4%. The higher gross profit percentage reflects lower promotional activity throughout the year due to the elimination of the loyalty points program, instead emphasizing “Passport” to increase purchase frequency. Gross profit increased 7.4% during fiscal 2019, due to the aforementioned revenue growth, partially offset by a decrease in gross profit percentage of 50 basis points to 39.2%. The lower gross profit percentage reflects higher product costs, an increased Celebrations Passport program participation, which has been driving improved customer loyalty and purchase frequency, and increased transportation costs.

BloomNet segment - Gross profit increased 4.3% during fiscal 2020, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 200 basis points to 48.5%. The lower gross profit percentage was due to unfavorable wholesale product margins due to the impact of tariffs, promotional offerings and higher shipping and merchandise costs, as well as higher rebates (higher florist-to-florist volume) and the aforementioned fee waivers in April 2020 to assist the florist network during the onset of the pandemic. Gross profit increased 6.9% during fiscal 2019, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 380 basis points to 50.5%. The lower gross profit percentage is due to the increase in the volume of lower margin florist-to-florist orders, on membership and transaction fee margins, as a result of an increase in rebates to support the brand’s efforts to gain market share.

Gourmet Foods & Gift Baskets segment – Gross profit increased by 20.0% during fiscal 2020, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 40 basis points to 42.5%, mainly due to the acquisition of Shari’s Berries, which carries a lower gross margin than the rest of the segment, as well as the aforementioned macro-economic headwinds and incremental COVID-19 costs. Gross profit increased by 7.9% during fiscal 2019, due to the increase in revenues noted above, as well as increased margins. Gross profit percentage increased 30 basis points to 42.9% during fiscal 2019, due to logistics initiatives, which reduced shipping and transportation costs, combined with strategic pricing initiatives, and improved operational performance at Cheryl’s, partially offset by rising labor costs, and penetration of the Celebrations Passport program.

Marketing and Sales Expense

	Years Ended
	June 28, 2020	% Change	June 30, 2019	% Change	July 1, 2018
	(dollars in thousands)

Marketing and sales	$363,227	13.6%	$319,636	7.0%	$298,810
Percentage of sales	24.4%		25.6%		25.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 13.6% during fiscal 2020, primarily due to increased advertising spend within the Gourmet Foods & Gift Baskets and 1-800-Flowers.com Consumer Floral segments, due to the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, partially offset by operational efficiencies and platform leverage attributable to the revenue growth. The investment spend was successful in driving significant enterprise growth, while improving overall operating expense leverage and reducing enterprise reliance on promotional pricing, thereby further reinforcing the premium positioning of the Company’s portfolio of brands. As a result, marketing and sales as a percentage of net revenues, during fiscal 2020 decreased to 24.4% compared with 25.6% in fiscal 2019.

Marketing and sales expense increased 7.0% during fiscal 2019, primarily due to increased advertising spend within the Consumer Floral and Gourmet Foods & Gift Baskets segments, associated with the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, coupled with an increase in performance-based bonuses. Increased efficiency around our digital marketing programs generated strong revenue growth, which in turn, enabled us to leverage our platform, while automation initiatives in our service centers drove lower customer service costs. As a result, marketing and sales as a percentage of net revenues, during fiscal 2019 decreased to 25.6% compared with 25.9% in fiscal 2018.

During fiscal 2020, the Company added approximately 4.2 million new e-commerce customers, an increase of 40.5% over the prior year. During fiscal 2019, the Company added approximately 3.0 million new e-commerce customers, an increase of 10.7% over the prior year. Approximately 51.7% of customers who placed e-commerce orders during fiscal 2020 were repeat customers compared to approximately 57.7% in fiscal 2019.

Technology and Development Expense

	Years Ended
	June 28, 2020	% Change	June 30, 2019	% Change	July 1, 2018
	(dollars in thousands)

Technology and development	$48,698	11.3%	$43,758	11.5%	$39,258
Percentage of sales	3.3%		3.5%		3.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased by 11.3% during fiscal 2020, as a result of increased consulting and labor costs, due to higher performance based bonuses compared to the prior year, increased hosting costs due to higher usage of cloud storage applications, and higher maintenance and license costs, including security and platform enhancements.

Technology and development expenses increased by 11.5% during fiscal 2019, as a result of increased license and maintenance costs required to support the Company’s technology platform, and higher labor and consulting costs due to annual merit increases and an increase in performance-based bonuses.

During the fiscal years ended June 28, 2020, June 30, 2019 and July 1, 2018, the Company expended $69.5 million, $65.4 million and $61.2 million, respectively, on technology and development, of which $20.8 million, $21.6 million and $21.9 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 28, 2020	% Change	June 30, 2018	% Change	July 1, 2018
	(dollars in thousands)

General and administrative	$97,394	11.1%	$87,654	13.2%	$77,440
Percentage of sales	6.5%		7.0%		6.7%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 11.1% during fiscal 2020, primarily due to an increase in labor costs primarily related to performance-based bonuses, higher transaction and legal costs associated with the acquisition of PersonalizationMall.com, and higher bad debt expense, primarily related to the impact of COVID-19 on certain corporate, wholesale, and florist accounts, partially offset by lower health insurance and travel costs.

General and administrative expense increased 13.2% during fiscal 2019, primarily due to an increase in labor costs related to performance-based bonuses and merit increases, as well as increased health insurance costs, and the reinstatement of the Company’s 401k match (See Note 14. in Part IV, Item 15 for details regarding Employee Retirement Plans).

Depreciation and Amortization

	Years Ended
	June 28, 2020	% Change	June 30, 2019	% Change	July 1, 2018
	(dollars in thousands)

Depreciation and amortization	$32,513	8.5%	$29,965	-7.7%	$32,469
Percentage of sales	2.2%		2.4%		2.8%

Depreciation and amortization expense increased 8.5% during fiscal 2020, primarily as a result of recent short-lived capital expenditures to support the Company’s IT infrastructure.

Depreciation and amortization expense decreased 7.7% during fiscal 2019, as certain short-lived assets were fully depreciated/amortized early in fiscal 2019, while the timing of certain longer-term capital projects had been extended into fiscal 2020.

Interest Expense, net

	Years Ended
	June 28, 2020	% Change	June 30, 2019	% Change	July 1, 2018
	(dollars in thousands)
Interest expense, net	$2,438	-12.0%	$2,769	-23.7%	$3,631

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. in Part IV, Item 15 for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 12.0% during fiscal 2020, due to a decline in the outstanding Term Loan balance, and decreasing interest rates on the Company’s credit facility, partially offset by lower interest income on available cash balances due to decreasing interest rates.

Interest expense, net decreased 23.7% during fiscal 2019, due to an increase in interest income, resulting from higher invested cash balances and associated rates earned on these balances, combined with a declining outstanding Term Loan balance, partially offset by increasing interest rates on the Company’s credit facility.

Other income (expense), net

	Years Ended
	June 28, 2020	% Change	June 30, 2019	% Change	July 1, 2018
	(dollars in thousands)
Other income (expense), net	$(84)	-113.0%	$644	6.4%	$605

Other income, net for the years ended June 30, 2019 and July 1, 2018 consist primarily of investment earnings on the Company’s Non-Qualified Deferred Compensation Plan assets.

Income Taxes

During the fiscal years ended June 28, 2020, June 30, 2019, and July 1, 2018, the Company recorded income tax expense (benefit) from continuing operations of $18.8 million, $8.2 million, and ($2.8) million, respectively, resulting in an effective tax rate of 24.2%, 19.1%, and -7.3%, respectively. The Company’s effective tax rate for fiscal 2020 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. The Company’s effective tax rate for fiscal 2019 differed from the U.S. federal statutory rate of 21% primarily due to the impact of excess tax benefit from stock-based compensation and various tax credits, partially offset by state income taxes and non-deductible executive compensation as a result of recent tax reform from The Tax Cuts and Jobs Act (“Tax Act”), which removed the performance-based exclusion for determining the deductible limit. The Company’s effective tax rate for fiscal 2018 was impacted by the enactment of the Tax Act on December 22, 2017 (see Note 11 in Part IV, Item 15 for details). Although the Tax Act was enacted on December 22, 2017, since the Company had a July 1 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal 2018, and 21% for fiscal 2019. In addition to the impact of the lower transitional rate, during fiscal 2018, the Company recognized a tax benefit of $12.2 million, or $0.18 per diluted share, reflecting a revaluation of deferred tax liabilities at the lower U.S. federal statutory rate of 21%. Adjusted for the benefit of $12.2 million, the Company’s effective tax rate would have been 24.8%, reflecting various tax credits and return to provision adjustments related to the filing of the Company’s fiscal 2017 tax return.

At June 28, 2020, the Company’s total federal and state capital loss carryforwards were $26.9 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $3.9 million, which if not utilized, will begin to expire in fiscal 2034.

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2020 and 2019. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly the Company’s results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Jun. 28, 2020	Mar. 29, 2020	Dec 29, 2019	Sep. 29, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec 30, 2018	Sep. 30, 2018
	(in thousands, except per share data)
Net revenues:
E-commerce (telephonic/online)	$382,400	$231,851	487,084	$129,050	$217,477	$204,361	$458,821	$117,700
Other	35,556	46,925	118,558	58,213	41,921	44,052	112,495	51,796
Total net revenues	417,956	278,776	605,642	187,263	259,398	248,413	571,316	169,496
Cost of revenues	248,530	171,324	336,470	111,117	154,164	150,893	316,489	100,956
Gross profit	169,426	107,452	269,172	76,146	105,234	97,520	254,827	68,540
Operating expenses:
Marketing and sales	100,378	78,606	127,404	56,839	75,855	71,163	119,664	52,954
Technology and development	14,262	11,900	11,733	10,803	11,062	11,511	10,906	10,279
General and administrative	33,207	20,031	22,634	21,522	23,174	22,447	21,603	20,430
Depreciation and amortization	9,245	7,803	7,830	7,635	7,125	7,028	7,969	7,843
Total operating expenses	157,092	118,340	169,601	96,799	117,216	112,149	160,142	91,506
Operating income (loss)	12,334	(10,888)	99,571	(20,653)	(11,982)	(14,629)	94,685	(22,966)
Interest (income) expense, net	711	147	985	595	379	(30)	1,430	990
Other income (expense), net	1,630	(2,605)	975	(84)	351	1,285	(1,266)	274
Income (loss) before income taxes	13,253	(13,640)	99,561	(21,332)	(12,010)	(13,314)	91,989	(23,682)
Income tax expense (benefit)	3,479	(3,983)	25,409	(6,061)	(3,705)	(5,073)	23,411	(6,416)
Net income (loss)	$9,774	$(9,657)	$74,152	$(15,271)	$(8,305)	$(8,241)	$68,578	$(17,266)

Basic net income (loss) per common share	$0.15	$(0.15)	$1.15	$(0.24)	$(0.13)	$(0.13)	$1.07	$(0.27)

Diluted net income (loss) per common share	$0.15	$(0.15)	$1.12	$(0.24)	$(0.13)	$(0.13)	$1.04	$(0.27)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,283	64,348	64,687	64,503	64,343	64,194	64,209	64,620
Diluted	66,385	64,348	66,401	64,503	64,343	64,194	66,136	64,620

The Company’s quarterly results may experience seasonal fluctuations – see the Seasonality section in Item 1 for details. Refer above to the Results of Operations section in Item 7 for a discussion of significant events and transactions.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2019 Credit Agreement (see Note 18. in Part IV, Item 15 for details). At June 28, 2020, the Company had working capital of $198.3 million, including cash and cash equivalents of $240.5 million, compared to working capital of $175.4 million, including cash and cash equivalents of $172.9 million at June 30, 2019. As of June 28, 2020, there were no borrowings outstanding under the Company’s Revolver. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the COVID-19 pandemic, the Company experienced a significant increase in its revenues and earnings during its fourth quarter of fiscal 2020. These trends have continued through the first two months of its fiscal 2021 first quarter. Our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves during the recent COVID-19 pandemic and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although increases in the Company’s “everyday” business have and are expected to continue to lessen the seasonality of our business. As a result, the Company expects to generate significant cash from operations during its second quarter, and then utilize that cash for operating needs during its fiscal third and fourth quarters, after which time, the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. Borrowings under the Revolver typically peak in November, at which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay working capital borrowings prior to the end of December.

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

We have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Cash Flows

Net cash provided by operating activities of $139.4 million for the fiscal year ended June 28, 2020 was primarily attributable to the Company’s net income, adjusted for non-cash charges for depreciation and amortization, stock-based compensation, and bad debt expense, as well as increases in accounts payable and accrued expenses as a result of the timing of our seasonal inventory build and performance-based bonus payments, partially offset by increases in trade receivables and inventory related to increased sales volumes.

Net cash used in investing activities of $56.4 million was primarily attributable to the acquisition of Shari’s Berries for $20.5 million, and capital expenditures of $34.7 million related to the Company's technology initiatives and Gourmet Foods & Gift Baskets segment manufacturing production and warehousing equipment.

Net cash used in financing activities of $15.5 million for the fiscal year ended June 28, 2020 was primarily due to the acquisition of $10.7 million of treasury stock and net bank repayments of $5.0 million.

Stock Repurchase Program

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In August 2017, the board of directors increased the authorization to $30.0 million, and on June 27, 2019, increased it once more to $30.0 million. The Company repurchased a total of $10.7 million (754,458 shares), $14.8 million (1,230,303 shares) and $12.2 million (1,269,059 shares) during the fiscal years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively, under this program. As of June 28, 2020, $19.3 million remains authorized under the plan.

Contractual Obligations

At June 28, 2020, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's 2019 Credit Agreement (See Note 9 – Long-Term Debt in Item 15 for details).
●	Operating lease obligations – payments due under the Company’s long-term operating leases (See Note 16 – Leases in Item 15 for details).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Purchase commitments	$98,860	$12,600	$4,784	$1,171	$-	$-	$117,415

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

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, see Note 2 and Note 6 in Part IV, Item 15.

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

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for other intangibles, see Note 2 and Note 6 in Part IV, Item 15.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. For further discussion see Note 11, in Part IV, Item 15.

Recently Issued Accounting Pronouncements

See Note 2. in Part IV, Item 15 for details regarding the impact of accounting standards that were recently issued, on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.5 million during the fiscal year ended June 28, 2020.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.

 Selected Quarterly Financial Data: See Part II, Item 7 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 28, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2020.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 28, 2020.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of June 28, 2020. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of June 28, 2020 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Carle Place, NY

Opinion on Internal Control over Financial Reporting

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 28, 2020 and June 30, 2019 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 28, 2020, and the related notes and schedule and our report dated September 11, 2020 expressing an unqualified opinion thereon.

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

September 11, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

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

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 28, 2020 and June 30, 2019	F-2
Consolidated Statements of Income for the years ended June 28, 2020, June 30, 2019 and July 1, 2018	F-3
Consolidated Statements of Comprehensive Income for the years ended June 28, 2020, June 30, 2019 and July 1, 2018	F-4
Consolidated Statements of Stockholders’ Equity for the years ended June 28, 2020, June 30, 2019 and July 1, 2018	F-5
Consolidated Statements of Cash Flows for the years ended June 28, 2020, June 30, 2019 and July 1, 2018	F-6
Notes to Consolidated Financial Statements	F-7

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

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

*2.1

Equity Purchase Agreement dated as of February 14, 2020, by an among 1-800-Flowers.com, Inc., 800-Flowers, Inc. PersonalizationMall.com, LLC, and Bed Bath & Beyond Inc. (Current Report on Form 8-K filed on February 18, 2020, Exhibit 2.1)

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

*10.14	Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)
*10.15	Amendment to Equity Purchase Agreement dated July 20, 2020 (Current Report on Form 8-K filed on July 22, 2020, Exhibit 10.1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Definition Presentation Document

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2020	1-800-FLOWERS.COM, Inc. By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 11, 2020	By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)
Dated: September 11, 2020	By: /s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: September 11, 2020	By: /s/ James F. McCann James F. McCann Executive Chairman
Dated: September 11, 2020	By: /s/ Geralyn R. Breig Geralyn R. Breig Director
Dated: September 11, 2020	By: /s/ Celia R. Brown Celia R. Brown Director
Dated: September 11, 2020	By: /s/ James A. Cannavino James A. Cannavino Director
Dated: September 11, 2020	By: /s/ Eugene F. DeMark Eugene F. DeMark Director
Dated: September 11, 2020	By: /s/ Leonard J. Elmore Leonard J. Elmore Director
Dated: September 11, 2020	By: /s/ Adam Hanft Adam Hanft Director
Dated: September 11, 2020	By: /s/ Sean P. Hegarty Sean P. Hegarty Director
Dated: September 11, 2020	By: /s/ Katherine Oliver Katherine Oliver Director
Dated: September 11, 2020	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Carle Place, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) as of June 28, 2020 and June 30, 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 28, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 11, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective on July 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/ BDO USA, LLP

Melville, New York

September 11, 2020

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 28, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$240,506	$172,923
Trade receivables, net	15,178	12,374
Inventories	97,760	92,361
Prepaid and other	25,186	25,580
Total current assets	378,630	303,238

Property, plant and equipment, net	169,075	166,681
Operating lease right-of-use assets	66,760	-
Goodwill	74,711	62,590
Other intangibles, net	66,273	59,615
Other assets	18,986	14,316
Total assets	$774,435	$606,440

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,306	$25,704
Accrued expenses	141,741	96,793
Current maturities of long-term debt	5,000	5,000
Current portion of long-term operating lease liabilities	8,285	-
Total current liabilities	180,332	127,497

Long-term debt	87,559	91,973
Long-term operating lease liabilities	61,964	-
Deferred tax liabilities	28,632	28,898
Other liabilities	16,174	15,361
Total liabilities	374,661	263,729

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	–
Class A common stock, $.01 par value, 200,000,000 shares authorized, 53,704,477 and 53,084,127 shares issued in 2020 and 2019, respectively	537	530
Class B common stock, $.01 par value, 200,000,000 shares authorized, 33,822,823 shares issued in 2020 and 2019	338	338
Additional paid-in capital	358,031	349,319
Retained earnings	167,523	108,525
Accumulated other comprehensive loss	(243)	(269)
Treasury stock, at cost, 17,963,551and 17,209,093 Class A shares in 2020 and 2019, respectively, and 5,280,000 Class B shares in 2020 and 2019	(126,412)	(115,732)
Total stockholders’ equity	399,774	342,711
Total liabilities and stockholders’ equity	$774,435	$606,440

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended
	June 28, 2020	June 30, 2019	July 1, 2018

Net revenues	$1,489,637	$1,248,623	$1,151,921
Cost of revenues	867,441	722,502	662,896
Gross profit	622,196	526,121	489,025
Operating expenses:
Marketing and sales	363,227	319,636	298,810
Technology and development	48,698	43,758	39,258
General and administrative	97,394	87,654	77,440
Depreciation and amortization	32,513	29,965	32,469
Total operating expenses	541,832	481,013	447,977
Operating income	80,364	45,108	41,048
Interest expense, net	2,438	2,769	3,631
Other income (loss)	(84)	644	605
Income before income taxes	77,842	42,983	38,022
Income tax expense (benefit)	18,844	8,217	(2,769)
Net Income	$58,998	$34,766	$40,791

Basic net income per common share	$0.92	$0.54	$0.63

Diluted net income per common share	$0.89	$0.52	$0.61

Weighted average shares used in the calculation of net income per common share:
Basic	64,463	64,342	64,666
Diluted	66,408	66,457	66,938

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended
	June 28, 2020	June 30, 2019	July 1, 2018

Net income	$58,998	$34,766	$40,791
Other comprehensive income (loss) (currency translation)	26	(69)	(13)
Comprehensive income	$59,024	$34,697	$40,778

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended June 28, 2020, June 30, 2019 and July 1, 2018

(in thousands, except share data)

							Accumulated
	Common Stock				Additional	Retained	Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at July 2, 2017	51,227,779	$513	33,901,603	$339	$337,726	$32,638	$(187)	19,989,731	$(88,790)	$282,239

Net income	-	-	-	-	-	40,791	-	-	-	40,791
Translation adjustment	-	-	-	-	-		(13)	-	-	(13)
Conversion of Class B stock into Class A stock	78,780	1	(78,780)	(1)	-	-	-	-	-	-
Stock-based compensation	622,734	5	-	-	3,721	-	-	-	-	3,726
Exercise of stock options	142,000	1	-	-	336	-	-	-	-	337
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,269,059	(12,176)	(12,176)
Balance at July 1, 2018	52,071,293	520	33,822,823	338	341,783	73,429	(200)	21,258,790	(100,966)	314,904

Net income	-	-	-	-	-	34,766	-	-	-	34,766
Translation adjustment	-	-	-	-	-	-	(69)	-	-	(69)
Stock-based compensation	411,600	4	-	-	6,306	-	-	-	-	6,310
Exercise of stock options	601,234	6	-	-	1,230	-	-	-	-	1,236
Other	-	-	-	-	-	330	-	-	-	330
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,230,303	(14,766)	(14,766)
Balance at June 30, 2019	53,084,127	530	33,822,823	338	349,319	108,525	(269)	22,489,093	(115,732)	342,711

Net income	-	-	-	-	-	58,998	-	-	-	58,998
Translation adjustment	-	-	-	-	-	-	26	-	-	26
Stock-based compensation	470,350	5	-	-	8,429	-	-	-	-	8,434
Exercise of stock options	150,000	2	-	-	283	-	-	-	-	285
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	754,458	(10,680)	(10,680)
Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	June 28, 2020	June 30, 2019	July 1, 2018

Operating activities:
Net income	$58,998	$34,766	$40,791
Reconciliation of net income to net cash provided by operating activities net of dispositions:
Depreciation and amortization	32,513	29,965	32,469
Amortization of deferred financing costs	646	969	953
Deferred income taxes	(266)	2,698	(7,668)
Bad debt expense	4,143	1,383	1,068
Stock-based compensation	8,434	6,310	3,726
Other non-cash items	1,032	(16)	565
Changes in operating items:
Trade receivables	(6,947)	(822)	70
Inventories	(4,371)	(3,536)	(12,963)
Prepaid and other	(726)	(2,313)	(6,286)
Accounts payable and accrued expenses	44,359	8,846	5,249
Other assets and other liabilities	1,602	(150)	367
Net cash provided by operating activities	139,417	78,100	58,341

Investing activities:
Capital expenditures, net of non-cash expenditures	(34,703)	(32,560)	(33,306)
Acquisitions, net of cash acquired	(20,500)	-	-
Working capital adjustment related to sale of Fannie May	-	-	(8,500)
Purchase of equity investments	(1,176)	-	-
Net cash used in investing activities	(56,379)	(32,560)	(41,806)

Financing activities:
Acquisition of treasury stock	(10,680)	(14,766)	(12,176)
Proceeds from exercise of employee stock options	285	1,236	337
Proceeds from bank borrowings	20,000	32,250	30,000
Repayment of notes payable and bank borrowings	(25,000)	(37,187)	(37,188)
Debt issuance costs	(60)	(1,390)	-
Net cash used in financing activities	(15,455)	(19,857)	(19,027)

Net change in cash and cash equivalents	67,583	25,683	(2,492)
Cash and cash equivalents:
Beginning of year	172,923	147,240	149,732
End of year	$240,506	$172,923	$147,240

Supplemental Cash Flow Information:

-	Interest paid amounted to $3.5 million, $4.7 million, and $4.0 million, for the years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively.
-

The Company paid income taxes of approximately $15.5 million, $8.8 million, and $5.2 million, net of tax refunds received, for the years ended June 28, 2020, June 30, 2019, and July 1, 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. is a leading provider of gifts designed to help customers express, connect and celebrate. The Company’s business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery® and Simply Chocolate®. We also offer top-quality steaks and chops from Stock Yards®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral service provider offering a broad-range of products and services designed to help professional florists grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; and DesignPac Gifts, LLC, a manufacturer of gift baskets and towers.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net revenues from international sources were not material during fiscal years 2020, 2019 and 2018.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2020, 2019, and 2018, which ended on June 28, 2020, June 30, 2019, and July 1, 2018, respectively, consisted of 52 weeks.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the estimated useful lives and the initial lease terms. The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. Orchards in production, consisting of direct labor and materials, supervision and other items, are capitalized as part of capital projects in progress – orchards until the orchards produce fruit in commercial quantities, at which time they are reclassified to orchards in production. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

The Company’s property, plant and equipment are depreciated using the following estimated lives:

Building and building improvements (years)	10	-	40
Leasehold improvements (years)	3	-	10
Furniture, fixtures and production equipment (years)	3	-	10
Software (years)	3	-	7
Orchards in production and land improvements (years)	15	-	35

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

During fiscal years 2020 and 2018, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying amounts. During fiscal year 2019, the Company performed a Step 1 analysis, and determined that the estimated fair value of the Company's reporting units significantly exceeded their respective carrying values (including goodwill allocated to each respective reporting unit).  Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill.

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

During fiscal years 2020 and 2018, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. During fiscal year 2019, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value in all material respects. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. Starting in fiscal 2019, with the adoption of ASU No. 2014-09 (see below), these costs are expensed upon mailing, instead of being amortized in direct proportion to actual sales, as was the case in fiscal year 2018. Included within prepaid and other current assets was $3.0 million and $2.8 million at June 28, 2020 and June 30, 2019 respectively, relating to prepaid catalog expenses.

Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.8 million as of June 28, 2020 and $1.6 million as of June 30, 2019.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($5.7 million at June 28, 2020 and $2.8 million at June 30, 2019) have been recorded based upon previous experience and management’s evaluation.

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

Our total deferred revenue as of June 30, 2019 was $17.3 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $17.3 million was recognized as revenue during the year ended June 28, 2020. The deferred revenue balance as of June 28, 2020 was $25.9 million.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $171.4 million, $147.8 million and $138.2 million for the years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively.

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

Derivatives and Hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at June 28, 2020 and June 30, 2019.

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

Recently Issued Accounting Pronouncements - Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted the new standard effective July 1, 2019 and elected the optional transition method and therefore, we will not apply the standard to the comparative periods presented in our financial statements. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, that did not require us to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The adoption of the new standard had a material impact to the Company’s Consolidated Balance Sheets, but no impact to the Consolidated Statements of Income (Operations) or Consolidated Statements of Cash Flows. As such, we recorded operating lease liabilities of $80.7 million, based on the present value of the remaining minimum rental payments using discount rates as of the effective date, and a corresponding right-of-use assets of $78.7 million based on the operating lease liabilities adjusted for deferred rent and lease incentives received. See Note 16 - Leases for further information about our transition to ASC 842 and the newly required disclosures.

Recently Issued Accounting Pronouncements – Not Yet Adopted

Financial Instruments – Measurement of Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year ending June 27, 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Goodwill – Impairment Test. In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance is effective for the Company’s fiscal year ending June 27, 2021, with early adoption permitted, and should be applied prospectively. We do not expect the standard to have a material impact on our consolidated financial statements.

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the pandemic of the novel strain of coronavirus (“COVID-19”), including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the fiscal year ended June 28, 2020.

The Company is closely monitoring the impact of COVID-19 on its business, including how it will affect its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, the speed of the anticipated recovery, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 28, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the year ended June 28, 2020, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 3 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income:

	Years Ended
	June 28, 2020	June 30, 2019	July 1, 2018
	(in thousands, except per share data)
Numerator:
Net income	$58,998	$34,766	$40,791

Denominator:
Weighted average shares outstanding	64,463	64,342	64,666

Effect of dilutive securities:
Employee stock options	1,042	1,404	1,580
Employee restricted stock awards	903	711	692
Total effect of dilutive securities	1,945	2,115	2,272

Adjusted weighted-average shares and assumed conversions	66,408	66,457	66,938

Net income per common share:
Basic	$0.92	$0.54	$0.63
Diluted	$0.89	$0.52	$0.61

Note 4. Acquisition

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

During the quarter ended June 28, 2020, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on its estimates of their fair values on the acquisition date. There were no measurement period adjustments made between the preliminary purchase price allocation and final purchase price allocation. Of the acquired intangible assets, $0.6 million was assigned to customer lists, which is being amortized over the estimated remaining life of 2 years, $6.9 million was assigned to tradenames, and $12.1 million was assigned to goodwill, which is expected to be deductible for tax purposes. The goodwill recognized in conjunction with our acquisition of Shari’s Berries is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits.

The following table summarizes the preliminary and final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

Shari’s Berries Preliminary & Final Purchase Price Allocation
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

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	June 28, 2020	June 30, 2019
	(in thousands)

Finished goods	$35,779	$36,820
Work-in-process	16,536	17,535
Raw materials	45,445	38,006
Total inventory	$97,760	$92,361

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)

Balance at July 1, 2018	$17,441	$-	$45,149	$62,590
Balance at June 30, 2019	$17,441	$-	$45,149	$62,590
Acquisition of Shari’s Berries	$-	$-	$12,121	$12,121
Balance at June 28, 2020	$17,441	$-	$57,270	$74,711

There were no goodwill impairment charges in any segment during the years ended June 28, 2020, June 30, 2019 and July 1, 2018.

The Company’s other intangible assets consist of the following:

				June 28, 2020			June 30, 2019
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives

Investment in licenses	14	-	16	$7,420	$6,253	$1,167	$7,420	$6,148	$1,272
Customer lists	3	-	10	12,825	10,474	2,351	12,184	9,798	2,386
Other	5	-	14	2,946	2,382	564	2,946	2,280	666
Total intangible assets with determinable lives				23,191	19,109	4,082	22,550	18,226	4,324

Trademarks with indefinite lives				62,191	-	62,191	55,291	-	55,291

Total identifiable intangible assets				$85,382	$19,109	$66,273	$77,841	$18,226	$59,615

Intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively.

The amortization of intangible assets for the years ended June 28, 2020, June 30, 2019 and July 1, 2018 was $0.9 million, $0.7 million and $1.4 million, respectively. Future estimated amortization expense is as follows: 2021 - $0.9 million, 2022 - $0.6 million, 2023 - $0.5 million, 2024 - $0.5 million, 2025 - $0.5 million and thereafter - $1.1 million.

Note 7. Property, Plant and Equipment

	June 28, 2020	June 30, 2019
	(in thousands)

Land	$30,789	$30,789
Orchards in production and land improvements	17,139	11,339
Building and building improvements	61,159	59,236
Leasehold improvements	13,675	13,861
Production equipment and furniture and fixtures	65,348	61,415
Computer and telecommunication equipment	55,381	53,694
Software	151,264	132,078
Capital projects in progress - orchards	8,130	9,902
Property, plant and equipment, gross	402,885	372,314
Accumulated depreciation and amortization	(233,810)	(205,633)
Property, plant and equipment, net	$169,075	$166,681

Depreciation expense for the years ended June 28, 2020, June 30, 2019 and July 1, 2018 was $31.6 million, $29.3 million, and $31.1 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	June 28, 2020	June 30, 2019
	(in thousands)
Payroll and employee benefits	$41,931	$28,585
Deferred revenue	25,867	17,305
Accrued marketing expenses	14,680	14,423
Accrued florist payout	16,755	8,038
Other	42,508	28,442
Accrued Expenses	$141,741	$96,793

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	June 28, 2020	June 30, 2019
	(in thousands)

Revolver (1), (2)	$-	$-
Term Loan (1), (2)	95,000	100,000
Deferred financing costs	(2,441)	(3,027)
Total debt	92,559	96,973
Less: current debt	5,000	5,000
Long-term debt	$87,559	$91,973

(1)

On May 31, 2019, the Company and certain of its U.S. subsidiaries (collectively, the “Subsidiary Guarantors”) entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2019 Credit Agreement amended and restated the Company’s existing amended and restated credit agreement dated as of December 23, 2016 to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on September 29, 2019, with escalating principal payments, at the rate of 5.0% per annum for the first eight payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $62.5 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions.

For each borrowing under the 2019 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus the applicable margin for the relevant class of borrowing, which such margins vary based on the Company’s consolidated leverage ratio, where the base rate is the highest of: (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) a LIBOR rate plus 1% (such rate, the “Base Rate”) or (2) an adjusted LIBOR rate plus the applicable margin for the relevant class of borrowing, which such margins vary based on the Company’s consolidated leverage ratio. The 2019 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of June 28, 2020. The 2019 Credit Agreement is secured by substantially all of the assets of the Company and the Subsidiary Guarantors.

Future principal payments under the Term Loan are as follows: $5.0 million – fiscal 2021, $10.0 million - fiscal 2022, $10.0 million – fiscal 2023, and $70.0 million – fiscal 2024

(2)	The 2019 Credit Agreement was amended subsequent to year end – see Note 18. – Subsequent Events for details.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of June 28, 2020:
Trading securities held in a “rabbi trust” (1)	$13,442	$13,442	$-	$-
	$13,442	$13,442	$-	$-

Assets (liabilities) as of June 30, 2019:
Trading securities held in a “rabbi trust” (1)	$11,816	$11,816	$-	$-
	$11,816	$11,816	$-	$-

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

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	June 28, 2020	June 30, 2019	July 1, 2018
	(in thousands)
Current provision:
Federal	$14,727	$2,809	$3,385
State	4,383	2,710	1,514
Foreign	-	-	-
Current income tax expense	19,110	5,519	4,899
Deferred provision (benefit):
Federal	(62)	3,138	(9,331)
State	(204)	(427)	1,648
Foreign	-	(13)	15
Deferred income tax expense (benefit)	(266)	2,698	(7,668)

Income tax expense (benefit)	$18,844	$8,217	$(2,769)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 28, 2020	June 30, 2019	July 1, 2018

Tax at U.S. statutory rates	21.0%	21.0%	28.0%
State income taxes, net of federal tax benefit	4.5	4.4	5.7
Valuation allowance change	(0.3)	(0.3)	2.6
Non-deductible compensation	1.1	0.7	-
Excess tax benefit from stock-based compensation	(1.0)	(4.4)	(1.6)
Domestic production deduction	-	-	(2.0)
Tax credits	(1.1)	(1.8)	(2.5)
Tax Act impact on deferred tax balance (1)	-	-	(32.0)
Return to provision	(0.3)	(1.0)	(5.8)
Other, net	0.3	0.5	0.3
Effective tax rate	24.2%	19.1%	(7.3)%

(1)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%. Due to the Company’s fiscal year end, the lower income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for the Company’s fiscal year ended July 1, 2018, and 21% for the fiscal years ended June 30, 2019 and June 28, 2020. As a result of the Tax Act, the Company recorded a deferred tax benefit of $12.2 million during the fiscal year ended July 1, 2018, related to the change in deferred tax liabilities.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	June 28, 2020	June 30, 2019
	(in thousands)
Deferred income tax assets:
Loss and credit carryforwards	$10,530	$10,955
Accrued expenses and reserves	4,676	3,866
Stock-based compensation	2,190	1,798
Deferred compensation	2,455	2,150
Operating lease liability	17,551	-
Gross deferred income tax assets	37,402	18,769
Less: Valuation allowance	(9,681)	(9,872)
Deferred tax assets, net	27,721	8,897

Deferred income tax liabilities:
Other intangibles	(15,337)	(14,664)
Tax in excess of book depreciation	(24,336)	(23,131)
Operating lease right-of-use asset	(16,680)
Deferred tax liabilities	(56,353)	(37,795)
Net deferred income tax liabilities	$(28,632)	$(28,898)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances, primarily for certain state and all foreign net operating losses as well as federal and state capital loss carryforwards. The Company does not expect to utilize the federal and state capital loss carryforward prior to expiration and has therefore provided for a full valuation allowance. At June 28, 2020, the Company’s total federal and state capital loss carryforwards were $26.9 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $3.9 million, which if not utilized, will begin to expire in fiscal 2034.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2017, however, fiscal 2018 and fiscal 2019 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2015 forward are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 28, 2020, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.4 million. The Company believes that $1.0 million of the unrecognized tax positions will be resolved over the next twelve months.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2018, 78,780 shares of Class B common stock were converted into shares of Class A common stock, while none were converted during fiscal 2019 and 2020.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. In August 2017, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million, and on June 27, 2019, increased it once more to $30.0 million. The Company repurchased a total of $10.7 million (754,458 shares), $14.8 million (1,230,303 shares), and $12.2 million (1,269,059 shares) during the fiscal years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively, under this program. As of June 28, 2020, $19.3 million remains authorized under the plan.

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

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board. At June 28, 2020, the Company has reserved approximately 4.5 million shares of Class A common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	June 28, 2020	June 30, 2019	July 1, 2018
	(in thousands)

Stock options	$104	$315	$429
Restricted stock awards	8,330	5,995	3,297
Total	8,434	6,310	3,726
Deferred income tax benefit	2,084	1,578	961
Stock-based compensation expense, net	$6,350	$4,732	$2,765

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 28, 2020	June 30, 2019	July 1, 2018
	(in thousands)

Marketing and sales	$3,999	$2,725	$989
Technology and development	649	411	198
General and administrative	3,786	3,174	2,539
Total	$8,434	$6,310	$3,726

(1)	Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (See Note 15. for details).

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	June 28, 2020	June 30, 2019 (1)	July 1, 2018 (1)

Weighted average fair value of options granted	$10.11	n/a	n/a
Expected volatility	60%	n/a	n/a
Expected life (in years)	8.0	n/a	n/a
Risk-free interest rate	n/a	n/a	n/a
Expected dividend yield	0.0%	n/a	n/a

(1) No options were granted during the fiscal years ended June 30, 2019 or July 1, 2018.

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

The following table summarizes stock option activity during the year ended June 28, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding beginning of period	1,365,000	$2.48
Granted	15,000	$20.72
Exercised	(150,000)	$1.90
Forfeited/Expired	-	$-
Outstanding end of period	1,230,000	$2.77	1.3	$21,043

Exercisable at June 28, 2020	1,215,000	$2.55	1.3	$21,043

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2020. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 28, 2020, June 30, 2019 and July 1, 2018 was $2.3 million, $7.8 million, and $1.1 million, respectively.

The following table summarizes information about stock options outstanding at June 28, 2020:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
		(in years)
$1.79	205,000	0.3	$1.79	205,000	$1.79
$2.63	1,000,000	1.4	$2.63	1,000,000	$2.63
$10.20	10,000	4.8	$10.20	10,000	$10.20
$20.72	15,000	9.9	$20.72	-	$-
	1,230,000	1.3	$2.77	1,215,000	$2.55

As of June 28, 2020, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 4.4 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 28, 2020:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	1,438,592	$10.81
Granted	759,554	$13.32
Vested	(470,350)	$10.40
Forfeited	(119,328)	$12.15
Non-vested - end of period	1,608,468	$12.01

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 28, 2020, there was $10.0 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 1.2 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $1.5 million, $0.9 million and $0.0 million during fiscal years 2020, 2019, and 2018, respectively.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. There were no Company contributions to the plan during fiscal years 2020, 2019 and 2018. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected by the participant. As of June 28, 2020, and June 30, 2019, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $13.4 million and $11.8 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. The gains on these investments, which were $0.3 million, $0.7 million, and $0.8 million for the years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively, are included in “Other (income) expense, net,” within the Company’s consolidated statements of income.

Note 15. Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•     1-800-Flowers.com Consumer Floral,

•     BloomNet, and

•     Gourmet Foods & Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (a) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation, which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Years ended
Net revenues	June 28, 2020	June 30, 2019	July 1, 2018
	(in thousands)
Net revenues:
1-800-Flowers.com Consumer Floral	$593,197	$497,765	$457,460
BloomNet	111,766	102,876	89,569
Gourmet Foods & Gift Baskets	785,547	648,418	605,523
Corporate	591	1,105	1,114
Intercompany eliminations	(1,464)	(1,541)	(1,745)
Total net revenues	$1,489,637	$1,248,623	$1,151,921

	Years ended
Operating Income from Continuing Operations	June 28, 2020	June 30, 2019	July 1, 2018
	(in thousands)
Segment Contribution Margin:
1-800-Flowers.com Consumer Floral	$73,806	$49,653	$50,808
BloomNet	35,111	34,705	31,683
Gourmet Foods & Gift Baskets	110,627	82,319	70,927
Segment Contribution Margin Subtotal	219,544	166,677	153,418
Corporate (a)	(106,667)	(91,604)	(79,901)
Depreciation and amortization	(32,513)	(29,965)	(32,469)
Operating income	$80,364	$45,108	$41,048

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	June 28, 2020				June 30, 2019				July 1, 2018
	Consumer Floral	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$585,585	$-	$644,800	$1,230,385	$489,463	$-	$508,897	$998,360	$448,943	$-	$472,905	$921,848
Retail	4,318	-	37,076	41,394	4,706	-	45,862	50,568	4,743	-	46,860	51,603
Wholesale	-	33,675	103,671	137,346	-	29,744	93,659	123,403	-	28,747	85,758	114,505
BloomNet Services	-	78,091	-	78,091	-	73,132	-	73,132	-	60,822	-	60,822
Other	3,294	-	-	3,294	3,596	-	-	3,596	3,774	-	-	3,774
Corporate	-	-	-	591	-	-	-	1,105	-	-	-	1,114
Eliminations	-	-	-	(1,464)	-	-	-	(1,541)	-	-	-	(1,745)
Total net revenues	$593,197	$111,766	$785,547	$1,489,637	$497,765	$102,876	$648,418	$1,248,623	$457,460	$89,569	$605,523	$1,151,921

Note 16. Leases

The Company currently leases plants, warehouses, offices, store facilities, and equipment under various leases through fiscal 2034. Most lease agreements are of a long-term nature (over a year), although the Company does also enter into short-term leases, primarily for seasonal needs. Lease agreements may contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company accounts for its leases in accordance with ASC 842. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time, by assessing whether we have the right to obtain substantially all of the economic benefits from use of the identified asset, and the right to direct the use of the identified asset.

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

We recognize expense for our operating leases on a straight-line basis over the lease term. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Renewal option periods are included in the measurement of lease liability, where the exercise is reasonably certain to occur. Key estimates and judgments in accounting for leases include how we determine: (1) lease payments, (2) lease term, and (3) the discount rate used in calculating the lease liability.

Additional information related to our leases is as follows:

Year Ended
June 28, 2020
(in thousands)
Lease costs:
Operating lease costs	$13,646
Variable lease costs	14,706
Short-term lease cost	6,638
Sublease income	(941)
Total lease costs	$34,049

Year Ended
June 28, 2020
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$11,916
Right-of-use assets obtained in exchange for new operating lease liabilities	$178

June 28, 2020
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	9.6
Weighted-discount rate - operating leases	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of June 28, 2020 are as follows (in thousands):

2021	$10,812
2022	10,038
2023	9,890
2024	9,530
2025	7,163
Thereafter	37,802
Total Future Minimum Lease Payments	85,235
Less Imputed Remaining Interest	14,986
Total	$70,249

At June 30, 2019, in accordance with ASC 840, future minimum rental payments under non-cancelable operating leases with initial terms of one year or more consisted of the following (in thousands):

2020	$16,588
2021	13,490
2022	12,081
2023	9,957
2024	9,498
Thereafter	44,953
Total Future Minimum Lease Payments	$106,567

Note 17. Commitments and Contingencies

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 28, 2020, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $5.5 million, primarily related to the Company’s technology infrastructure and inventory commitments.

The Company had approximately $2.0 million and $1.6 million in unused stand-by letters of credit as of June 28, 2020 and June 30, 2019, respectively.

Litigation

Bed Bath & Beyond:

On April 1, 2020, Bed Bath & Beyond Inc. (“Bed Bath”) commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Agreement”), dated February 14, 2020, between Bed Bath, PersonalizationMall.com, LLC (“PersonalizationMall”), the Company and a subsidiary of the Company (the “Purchaser”) pursuant to which Bed Bath agreed to sell to Purchaser, and the Purchaser agreed to purchase from Bed Bath, all of the issued and outstanding membership interests of PersonalizationMall.  The action was initiated after the Company requested a reasonable delay in the closing under the Agreement due to the unprecedented circumstances created by the COVID-19 pandemic.  The Complaint requested an order of specific performance to consummate the transaction under the Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that set a trial date for late September 2020.  On July 21, 2020, the Company and Bed Bath entered into a settlement agreement, pursuant to which the Company agreed to move forward with its purchase of PersonalizationMall for $245 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020 (see Note 18. Subsequent Events for details). In connection with the settlement agreement, the parties’ executed a Stipulation and Proposed Order of Dismissal, resulting in the voluntary dismissal with prejudice of the litigation relating to the transaction.

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

Note 18. Subsequent Events

Acquisition of PersonalizationMall

On August 3, 2020, the Company completed its acquisition of PersonalizationMall, a leading ecommerce provider of personalized products. The extensive offerings of PersonalizationMall include a wide variety of personalization processes such as sublimation, embroidery, digital printing, engraving and sandblasting, while providing an industry-leading customer experience based on a fully integrated business platform that includes a highly automated personalization process and rapid order fulfillment.

The Company used a combination of cash on its balance sheet and its existing credit facility to fund the $245.0 million purchase (subject to certain working capital and other adjustments), which included its newly renovated, leased 360,000 square foot state-of-the-art production and distribution facility, as well as customer database, tradenames and website. PersonalizationMall’s revenues were approximately $171.2 million in its fiscal 2020.

Amended Credit Agreement

On August 20, 2020, the Company, the Subsidiary Guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders entered into a First Amendment (the “First Amendment”) to the 2019 Credit Agreement. The First Amendment amends the 2019 Credit Agreement to, among other modifications, (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company.

The New Term Loan will mature on May 31, 2024. Proceeds of the borrowing under the New Term Loan may be used for working capital and general corporate purposes of the Company and its subsidiaries, subject to certain restrictions. The Company may elect that borrowings in respect of the New Term Loan bear interest at an annual rate equal to either the Base Rate or the LIBOR Rate. The New Term Loan is payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended June 28, 2020	$2,777,000	$4,143,000	$-	$(1,255,000)	$5,665,000
Year Ended June 30, 2019	$2,418,000	$1,383,000	$-	$(1,024,000)	$2,777,000
Year Ended July 1, 2018	$1,846,000	$1,068,000	$-	$(496,000)	$2,418,000

Valuation allowance for deferred tax assets

Year Ended June 28, 2020	$9,872,000	$37,000	$-	$(228,000)	$9,681,000
Year Ended June 30, 2019	$9,972,000	$-	$-	$(100,000)	$9,872,000
Year Ended July 1, 2018	$11,772,000	$232,000	$-	$(2,032,000)	$9,972,000

(a) Reduction in reserve due to amounts written off.

S-1