Form 10-Q
period 2020-09-27
1 800 FLOWERS COM INC
filed 2020-11-06
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 30, 2020:

Class A common stock:	36,285,088
Class B common stock:	28,358,614

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended September 27, 2020

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 27, 2020	June 28, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,012	$240,506
Trade receivables, net	31,993	15,178
Inventories	192,613	97,760
Prepaid and other	39,316	25,186
Total current assets	274,934	378,630

Property, plant and equipment, net	198,412	169,075
Operating lease right-of-use assets	89,993	66,760
Goodwill	208,048	74,711
Other intangibles, net	141,587	66,273
Other assets	21,685	18,986
Total assets	$934,659	$774,435

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,400	$25,306
Accrued expenses	140,093	141,741
Current maturities of long-term debt	37,500	5,000
Current portion of long-term operating lease liabilities	10,439	8,285
Total current liabilities	233,432	180,332

Long-term debt	175,522	87,559
Long-term operating lease liabilities	83,501	61,964
Deferred tax liabilities	28,029	28,632
Other liabilities	22,637	16,174
Total liabilities	543,121	374,661

Commitments and contingencies (See Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 54,053,730 and 53,704,477 shares issued at September 27, 2020 and June 28, 2020, respectively	541	537
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,638,614 and 33,822,823 shares issued at September 27, 2020 and June 28, 2020	336	338
Additional paid-in-capital	360,643	358,031
Retained earnings	157,761	167,523
Accumulated other comprehensive loss	(243)	(243)
Treasury stock, at cost, 17,999,906 and 17,963,551 Class A shares at September 27, 2020 and June 28, 2020, respectively, and 5,280,000 Class B shares at September 27, 2020 and June 28, 2020	(127,500)	(126,412)
Total stockholders’ equity	391,538	399,774
Total liabilities and stockholders’ equity	$934,659	$774,435

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019

Net revenues	$283,772	$187,263
Cost of revenues	168,292	111,117
Gross profit	115,480	76,146
Operating expenses:
Marketing and sales	80,285	56,839
Technology and development	11,603	10,803
General and administrative	28,213	21,522
Depreciation and amortization	8,840	7,635
Total operating expenses	128,941	96,799
Operating loss	(13,461)	(20,653)
Interest expense, net	1,040	595
Other income (expense), net	999	(84)
Loss before income taxes	(13,502)	(21,332)
Income tax benefit	(3,740)	(6,061)
Net loss and comprehensive loss	$(9,762)	$(15,271)

Basic and diluted net loss per common share	$(0.15)	$(0.24)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,320	64,503

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended September 27, 2020 and September 29, 2019
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Comprehensive Loss	Shares	Amount	Equity

Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774
Net loss	-	-	-	-	-	(9,762)	-	-	-	(9,762)
Stock-based compensation	88,666	1	-	-	2,392	-	-	-	-	2,393
Exercise of stock options	76,378	1	-	-	220	-	-	-	-	221
Conversion – Class B into Class A	184,209	2	(184,209)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	36,355	(1,088)	(1,088)
Balance at September 27, 2020	54,053,730	$541	33,638,614	$336	$360,643	$157,761	$(243)	23,279,906	$(127,500)	$391,538

Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711
Net loss	-	-	-	-	-	(15,271)	-	-	-	(15,271)
Stock-based compensation	7,167	-	-	-	1,765	-	-	-	-	1,765
Exercise of stock options	125,000	2	-	-	220	-	-	-	-	222
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	2,113	(31)	(31)
Balance at September 29, 2019	53,216,294	$532	33,822,823	$338	$351,304	$93,254	$(269)	22,491,206	$(115,763)	$329,396

 See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	September 27, 2020	September 29, 2019

Operating activities:
Net loss	$(9,762)	$(15,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,840	7,635
Amortization of deferred financing costs	156	112
Deferred income taxes	(603)	(703)
Bad debt expense	(280)	503
Stock-based compensation	2,393	1,765
Other non-cash items	261	184
Changes in operating items:
Trade receivables	(15,154)	(24,191)
Inventories	(77,854)	(79,124)
Prepaid and other	(10,374)	(1,190)
Accounts payable and accrued expenses	7,046	(2,646)
Other assets and liabilities	4,623	148
Net cash used in operating activities	(90,708)	(112,778)

Investing activities:
Acquisitions, net of cash acquired	(250,943)	(20,500)
Capital expenditures, net of non-cash expenditures	(6,958)	(4,359)
Purchase of equity investments	(325)	-
Net cash used in investing activities	(258,226)	(24,859)

Financing activities:
Acquisition of treasury stock	(1,088)	(31)
Proceeds from exercise of employee stock options	221	222
Proceeds from bank borrowings	220,000	-
Repayment of notes payable and bank borrowings	(97,500)	(1,250)
Debt issuance cost	(2,193)	(53)
Net cash provided by (used in) financing activities	119,440	(1,112)

Net change in cash and cash equivalents	(229,494)	(138,749)
Cash and cash equivalents:
Beginning of period	240,506	172,923
End of period	$11,012	$34,174

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 27, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2021. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 28, 2020, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Subsequent to the acquisition of Harry & David in fiscal 2015 and through fiscal 2019, due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), the Company experienced a significant increase in its revenues and earnings during its fourth quarter of fiscal 2020. These trends have continued through the first four weeks of its fiscal 2021 second quarter. Our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves during the recent COVID-19 pandemic and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although increases in the Company’s “everyday” business have and are expected to continue to lessen the seasonality of our business. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the three months ended  September 27, 2020.

The Company is closely monitoring the impact of COVID-19 on its business, including how it will affect its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, the speed of the anticipated recovery, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 27, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended September 27, 2020, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Our total deferred revenue as of June 28, 2020 was $25.9 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $15.0 million was recognized as revenue during the three months ended September 27, 2020. The deferred revenue balance as of September 27, 2020 was $27.1 million.

Recently Issued Accounting Pronouncements - Adopted

Financial Instruments – Measurement of Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. We adopted ASU 2016-13 for the Company’s fiscal 2021 (quarter ending September 27, 2020), using the modified-retrospective approach. There was no material impact of adopting this guidance on our consolidated financial statements.

Goodwill – Impairment Test. In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. We adopted this guidance for the Company’s fiscal 2021 (quarter ending September 27, 2020), on a prospective basis. There was no material impact of adopting this guidance on our consolidated financial statements.

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the three months ended September 27, 2020 and September 29, 2019, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Stock options	$9	$65
Restricted stock	2,384	1,700
Total	2,393	1,765
Deferred income tax benefit	603	703
Stock-based compensation expense, net	$1,790	$1,062

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Marketing and sales	$1,144	$816
Technology and development	191	119
General and administrative	1,058	830
Total	$2,393	$1,765

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the three months ended September 27, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 28, 2020	1,230,000	$2.77
Granted	-	$-
Exercised	(76,378)	$2.89
Forfeited	-	$-
Outstanding at September 27, 2020	1,153,622	$2.76	1.1	$25,663

Exercisable at September 27, 2020	1,138,622	$2.53	1.0	$25,599

As of September 27, 2020, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.1 million and the weighted average period over which these awards are expected to be recognized was 4.1 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended September 27, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 28, 2020	1,608,468	$12.01
Granted	58,507	$32.07
Vested	(88,666)	$8.85
Forfeited	(2,750)	$13.96
Non-vested at September 27, 2020	1,575,559	$12.93

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 27, 2020, there was $9.5 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.1 years.

Note 4 – Acquisition

Acquisition of PersonalizationMall

On February 14, 2020, 1-800-Flowers.com, Inc. (the “Company”), 800-Flowers, Inc., a wholly-owned subsidiary of 1-800-Flowers.com, Inc. (the “Purchaser”), PersonalizationMall.com, LLC (PersonalizationMall), and Bed Bath & Beyond Inc. (“Seller”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) pursuant to which Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall for $252.0 million in cash (subject to certain working capital and other adjustments). On July 20, 2020, Purchaser, PersonalizationMall, and Seller entered into an amendment (the “Amendment”) to the Purchase Agreement to, among other things, amend the purchase price to $245.0 million (subject to certain working capital and other adjustments). On August 3, 2020, the Company completed its acquisition of PersonalizationMall, including its newly renovated, leased 360,000 square foot state-of-the-art production and distribution facility, as well as customer database, tradenames and website. After working capital and related adjustments, total consideration paid was approximately $250.9 million.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The fair values assigned to PersonalizationMall’s tangible and intangible assets and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. As additional information becomes available, the preliminary purchase price allocation may be revised during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. Any such revisions or changes may be material.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the assumed acquisition date of June 28, 2020:

PersonalizationMall’s Preliminary Purchase Price Allocation
(in thousands)

Assets Acquired:
Inventories	$16,998
Other assets	5,216
Property, plant and equipment	30,792
Operating lease right-of-use assets	21,438
Goodwill	133,337
Other intangibles	76,000
Total assets acquired	$283,781

Liabilities assumed:
Accounts payable and accrued expenses	$11,400
Operating lease liabilities	21,438
Total liabilities assumed	32,838

Net assets acquired	$250,943

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows.

Acquired inventory, consisting of raw materials and supplies, was valued at book value, as there have not been any significant price fluctuations or other events that would materially change the cost to replace the raw materials.

Property, plant and equipment was valued at book value (cost less accumulated depreciation and amortization), due to the nature of the assets, which included recently acquired production equipment and leasehold improvements for the PersonalizationMall's production facility, which became operational in September 2019.

Based on the valuation as of August 3, 2020, of the acquired intangible assets, $11.0 million was assigned to customer lists (4 years life), $65.0 million was assigned to tradenames (indefinite life), and the residual amount of $133.3 million was allocated to Goodwill (indefinite life and deductible for tax purposes). The goodwill recognized in conjunction with the Purchaser’s acquisition of PersonalizationMall is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The estimated fair value of the acquired trade names was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The discount rate used in the valuation was based on the PersonalizationMall's weighted average cost of capital, the riskiness of the earnings stream association with the trademarks and the overall composition of the acquired assets.

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three months ended September 27, 2020 and September 29, 2019, give effect to the PersonalizationMall acquisition as if it had been completed on July 1, 2019. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Three months ended September 27, 2020	Three months ended September 29, 2019
	(in thousands)
Net revenues	$299,765	$208,701
Net loss	$(4,171)	$(16,665)

The unaudited pro forma amounts above include the following adjustments:

-	A decrease of operating expenses by $4.9 million during the three months ended September 27, 2020, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.
-

An increase of operating expenses by $0.2 and $0.7 million during the three months ended  September 27, 2020 and September 29, 2019, respectively, to reflect the additional amortization expense related to the increase in definite lived intangible assets.

-	An increase in interest expense of $0.6 and $1.0 million during the three months ended September 27, 2020 and September 29, 2019, respectively, which is comprised of incremental interest and amortization of deferred financing costs associated with the New Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.
-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective periods

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

Shari’s Berries Purchase Price Allocation
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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	September 27, 2020	June 28, 2020
	(in thousands)
Finished goods	$104,862	$35,779
Work-in-process	19,125	16,536
Raw materials	68,626	45,445
Total inventory	$192,613	$97,760

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at June 28, 2020	$17,441	$-	$57,270	$74,711
Acquisition of PersonalizationMall	133,337	-	-	133,337
Balance at September 27, 2020	$150,778	$-	$57,270	$208,048

The Company’s other intangible assets consist of the following:

		September 27, 2020			June 28, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14-16	$7,420	$6,279	$1,141	$7,420	$6,253	$1,167
Customer lists	2-10	23,825	11,109	12,716	12,825	10,474	2,351
Other	5-14	2,946	2,407	539	2,946	2,382	564
Total intangible assets with determinable lives		34,191	19,795	14,396	23,191	19,109	4,082
Trademarks with indefinite lives		127,191	-	127,191	62,191	-	62,191
Total identifiable intangible assets		$161,382	$19,795	$141,587	$85,382	$19,109	$66,273

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2021 - $2.7 million, fiscal 2022 - $3.3 million, fiscal 2023 - $3.3 million, fiscal 2024 - $3.3 million, fiscal 2025 - $0.8 million and thereafter - $1.0 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $3.1 million as of September 27, 2020 and $2.8 million as of June 28, 2020.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	September 27, 2020	June 28, 2020
	(in thousands)
Revolver (1)	$25,000	$-
Term Loans (1)	192,500	95,000
Deferred financing costs	(4,478)	(2,441)
Total debt	213,022	92,559
Less: current debt	37,500	5,000
Long-term debt	$175,522	$87,559

(1)

On May 31, 2019, the Company and certain of its U.S. subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2019 Credit Agreement amended and restated the Company’s existing amended and restated credit agreement dated as of December 23, 2016 (the “2016 Credit Agreement”) to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on September 29, 2019, with escalating principal payments, at the rate of 5.0% per annum for the first eight payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $62.5 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions. For each borrowing under the 2019 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5% and (c) a LIBOR rate plus 1% or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio.

On August 20, 2020, the Company, the Subsidiary Guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders entered into a First Amendment (the “First Amendment”) to the 2019 Credit Agreement. The First Amendment amends the 2019 Credit Agreement (together ‘the 2020 Credit Agreement”) to, among other modifications, (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The New Term Loan will mature on May 31, 2024. Proceeds of the borrowing under the New Term Loan may be used for working capital and general corporate purposes of the Company and its subsidiaries, subject to certain restrictions. For each borrowing under the Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus the applicable margin for the relevant class of borrowing, which such margins vary based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5% and (c) a LIBOR rate plus 1% or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The New Term Loan is payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity.

The 2020 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of September 27, 2020. The 2020 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and New Term Loan are as follows: $7.5 million – fiscal 2021, $20.0 million - fiscal 2022, $20.0 million – fiscal 2023 and $145.0 million – fiscal 2024.

 Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	September 27, 2020	June 28, 2020
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	17,282	17,139
Building and building improvements	61,670	61,159
Leasehold improvements	25,525	13,675
Production equipment	74,645	57,904
Furniture and fixtures	7,837	7,444
Computer and telecommunication equipment	56,166	55,381
Software	157,422	151,264
Capital projects in progress - orchards	8,556	8,130
Property, plant and equipment, gross	439,892	402,885
Accumulated depreciation and amortization	(241,480)	(233,810)
Property, plant and equipment, net	$198,412	$169,075

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of September 27, 2020:
Trading securities held in a “rabbi trust” (1)	$16,311	$16,311	$-	$-
Total assets (liabilities) at fair value	$16,311	$16,311	$-	$-

As of June 28, 2020:
Trading securities held in a “rabbi trust” (1)	$13,442	$13,442	$-	$-
Total assets (liabilities) at fair value	$13,442	$13,442	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended September 27, 2020 was 27.7% compared to 28.4% in the same period of the prior year. The effective rate for the three months ended September 27, 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation and transaction costs, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. The effective rate for the three months ended September 29, 2019 differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2017, however, fiscal years 2018 and 2019 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2015 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 27, 2020, the Company has an unrecognized tax benefit, including interest and penalties, of approximately $1.3 million. The Company believes that $1.0 million of unrecognized tax positions will be resolved over the next twelve months.

Note 12 – Business Segments

The Company’s management reviews the results of its operations by the following three business segments:

•     Consumer Floral & Gifts,

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

	Three Months Ended
Net Revenues:	September 27, 2020	September 29, 2019
Segment Net Revenues:	(in thousands)
Consumer Floral & Gifts	$161,546	$90,768
BloomNet	32,738	25,440
Gourmet Foods & Gift Baskets	89,929	71,215
Corporate	106	195
Intercompany eliminations	(547)	(355)
Total net revenues	$283,772	$187,263

	Three Months Ended
Operating Income (Loss):	September 27, 2020	September 29, 2019
	(in thousands)
Segment Contribution Margin:
Consumer Floral & Gifts	$19,236	$8,524
BloomNet	10,421	8,357
Gourmet Foods & Gift Baskets	(2,581)	(6,600)
Segment Contribution Margin Subtotal	27,076	10,281
Corporate (a)	(31,697)	(23,299)
Depreciation and amortization	(8,840)	(7,635)
Operating loss	$(13,461)	$(20,653)

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	September 27, 2020				September 29, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$159,792	$-	$79,071	$238,863	$89,088	$-	$39,962	$129,050
Retail	946	-	1,573	2,519	939	-	7,490	8,429
Wholesale	-	11,292	9,285	20,577	-	8,748	23,763	32,511
BloomNet services	-	21,446	-	21,446	-	16,692	-	16,692
Other	808	-	-	808	741	-	-	741
Corporate	-	-	-	106	-	-	-	195
Eliminations	-	-	-	(547)	-	-	-	(355)
Net revenues	$161,546	$32,738	$89,929	$283,772	$90,768	$25,440	$71,215	$187,263

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

Additional information related to our leases is as follows:

Three Months Ended
September 27, 2020
(in thousands)
Lease costs:
Operating lease costs	$3,347
Variable lease costs	4,199
Short-term lease cost	1,807
Sublease income	(205)
Total lease costs	$9,148

Three Months Ended
September 27, 2020
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$3,096
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,017

September 27, 2020
(in thousands)
Weighted-average remaining lease term - operating leases	9.3 years
Weighted-discount rate - operating leases	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of September 27, 2020 are as follows (in thousands):

Remainder of 2021	$10,560
2022	13,697
2023	13,369
2024	12,819
2025	10,529
Thereafter	52,026
Total Future Minimum Lease Payments	113,000
Less Imputed Remaining Interest	19,060
Total	$93,940

Note 14 – Commitments and Contingencies

Litigation

Bed Bath & Beyond:

On April 1, 2020, the Seller commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Agreement”), dated February 14, 2020, between Seller, PersonalizationMall, the Company and the Purchaser, pursuant to which the Seller agreed to sell to Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall. The action was initiated after the Company requested a reasonable delay in the closing under the Purchase Agreement due to the unprecedented circumstances created by COVID-19. The Complaint requested an order of specific performance to consummate the transaction under the Purchase Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that set a trial date for late September 2020.  On July 21, 2020, the Company and Seller entered into a settlement agreement, pursuant to which the Company agreed to move forward with its purchase of PersonalizationMall for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. In connection with the settlement agreement, the parties executed a Stipulation and Proposed Order of Dismissal, resulting in the voluntary dismissal with prejudice of the litigation relating to the transaction.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended June 28, 2020. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended June 28, 2020 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.

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

1-800-FLOWERS.COM, Inc. was recognized as the 2019 Mid-Market Company of the Year by CEO Connection.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the year ended June 28, 2020.

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

Amended Credit Agreement

Subsequent to, but in contemplation of the acquisition, on August 20, 2020, the Company entered into a First Amendment to its 2019 Credit Agreement to: (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The $100.0 million proceeds of the New Term Loan were used to repay the $95.0 million borrowing that had been drawn on its existing Revolver to finance the acquisition, as well as financing fees of approximately $2.0 million (See Note 8 - Debt, in Item 1. for details).

COVID-19 Impact

In response to the global pandemic, the Company has taken actions to promote employee safety and business continuity, informed by the guidelines set forth by local, state and federal government and health officials. These initiatives include developing a “Pandemic Preparedness and Response Plan,” establishing an internal “nerve center” to allow for communication and coordination throughout the business, designing workstream teams to promote workforce protection and supply chain management, and dedicating resources to support customers, vendors, franchisees, and our BloomNet member florists.

The COVID-19 pandemic has affected, and will continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, we continue to see strong e-commerce demand for gourmet foods and gift baskets and our floral and personalized products and anticipate that this trend will continue. With that said, there are headwinds (and resulting increased costs) that have been, and will continue to impact our operations during the foreseeable future, including the following:

●

Retail store closures – on March 20, 2020, in response to government actions, and for the safety of its employees, the Company temporarily closed its Cheryl’s and Harry & David retail stores. Affected employees were provided with Company-paid special COVID leave pay through April 3rd, as the nation and the Company worked to understand the extent and potential length of the crisis. On April 14th, the difficult decision was made to permanently close 38 of our 39 Harry & David retail stores. As a result, the Company incurred a charge of approximately $5.2 million in our fourth quarter for lease obligations, employee costs and other store closure costs. Annual revenues attributable to the closed locations was approximately $33.0 million.

●

Wholesale volume reductions - we have seen a reduction in our wholesale business as a result of COVID-19, which impacted our first quarter results within our Gourmet Foods and Gift Baskets segment as many of our large wholesale customers are taking a cautious approach to the upcoming holidays due to the uncertainty surrounding the future impact of COVID-19 on their brick and mortar retail stores.

●

Increased operating costs - we are seeing some increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts.

●	Fulfillment capacity constraints – the nationwide increase in e-commerce volume is expected to result in third-party carrier capacity constraints in addition to increased delivery costs.

The scale and overall economic impact of the COVID-19 crisis is still very difficult to assess. However, the Company believes that the operating platform it has built over the years, combined with its diversified product line, and ability to engage with its customers will allow it to successfully navigate this challenging environment. We remain focused on three key elements of our business strategy:

●	Taking care of the health and safety of our associates, our BloomNet florists, our vendors and our customers,
●	Maintaining our financial strength and flexibility, and
●	Continuing to invest in areas of our business that can help drive future growth.

Company Guidance

Due to the significant uncertainty in the overall economy related to the ongoing COVID-19 pandemic, the Company is not providing guidance for its full fiscal 2021 year at this time.

Regarding the fiscal second quarter:

o

Based on the continued strong ecommerce growth momentum that has carried into October, the Company expects to achieve total consolidated revenue growth for its second fiscal quarter in a range of 22-to-26 percent, compared with the prior year period.

o

The anticipated strong revenue growth in the quarter reflects expected e-commerce revenue growth of more than 40 percent, including contributions from PersonalizationMall, somewhat offset by lower wholesale orders and reduced retail revenues (reflecting the closing of the Harry & David retail stores in fiscal 2020).

o

The Company anticipates that the aforementioned revenue growth combined with contributions from PersonalizationMall will help offset certain headwinds, including increased costs from third-party shipping vendors, higher labor expenses and higher operating costs due to the COVID-19 pandemic,

o	As a result, the Company anticipates achieving Adjusted EBITDA and EPS growth in a range of 18.0-to-23.0 percent for the quarter, compared with the prior year period.

Definitions of non-GAAP Financial Measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Segment Information and Results of Operationssections below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “adjusted" or “on a comparable basis” below.

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

Adjusted net income (loss) and adjusted or comparable net income (loss) per common share

We define adjusted net income (loss) and adjusted or comparable net income (loss) per common share as net income (loss) and net income (loss) per common share adjusted for certain items affecting period to period comparability. See Segment Information below for details on how adjusted net income (loss) and adjusted or comparable net income (loss) per common share were calculated for each period presented.

We believe that adjusted net income (loss) and adjusted or comparable net income (loss) per common share are meaningful measures because they increase the comparability of period to period results.

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

	Three Months Ended
	September 27, 2020	PersonalizationMall Litigation and Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$161,546			$161,546	$90,768	78.0%
BloomNet	32,738			32,738	25,440	28.7%
Gourmet Foods & Gift Baskets	89,929			89,929	71,215	26.3%
Corporate	106			106	195	-45.6%
Intercompany eliminations	(547)			(547)	(355)	-54.1%
Total net revenues	$283,772	$-	$-	$283,772	$187,263	51.5%

Gross profit:
Consumer Floral & Gifts	$65,586			$65,586	$36,050	81.9%
	40.6%			40.6%	39.7%

BloomNet	14,838			14,838	12,958	14.5%
	45.3%			45.3%	50.9%

Gourmet Foods & Gift Baskets	35,007			35,007	27,042	29.5%
	38.9%			38.9%	38.0%

Corporate	49			49	96	-49.0%
	46.2%			46.2%	49.2%

Total gross profit	$115,480	$-	$-	$115,480	$76,146	51.7%
	40.7%	-	-	40.7%	40.7%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$19,236			$19,236	$8,524	125.7%
BloomNet	10,421			10,421	8,357	24.7%
Gourmet Foods & Gift Baskets	(2,581)		(405)	(2,986)	(6,600)	54.8%
Segment Contribution Margin Subtotal	27,076	-	(405)	26,671	10,281	159.4%
Corporate (b)	(31,697)	4,890		(26,807)	(23,299)	-15.1%
EBITDA (non-GAAP)	(4,621)	4,890	(405)	(136)	$(13,018)	99.0%
Add: Stock-based compensation	2,393			2,393	1,765	35.6%
Add: Compensation charge related to NQDC Plan Investment Appreciation	980			980	(44)	2327.3%
Adjusted EBITDA (non-GAAP)	$(1,248)	$4,890	$(405)	$3,237	$(11,297)	128.7%

Reconciliation of net loss to adjusted net loss (non-GAAP):	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands, except per share data)
Net loss	$(9,762)	$(15,271)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Add: Personalization Mall litigation and transaction costs	4,890
Deduct: Harry & David store closure cost adjustment	(405)
Deduct: Income tax (benefit) on adjustments	(1,242)
Adjusted net loss (non-GAAP)	$(6,519)	$(15,271)

Basic and diluted net loss per common share
Basic	$(0.15)	$(0.24)
Diluted	$(0.15)	$(0.24)

Basic and diluted adjusted net loss per common share (non-GAAP)
Basic	$(0.10)	$(0.24)
Diluted	$(0.10)	$(0.24)

Weighted average shares used in the calculation of net loss and adjusted net loss per common share
Basic	64,320	64,503
Diluted	64,320	64,503

Reconciliation of net loss to adjusted EBITDA (non-GAAP):	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Net loss	$(9,762)	$(15,271)
Add:
Interest expense, net	41	679
Depreciation and amortization	8,840	7,635
Less:
Income tax benefit	3,740	6,061
EBITDA	(4,621)	(13,018)
Add: Stock-based compensation	2,393	1,765
Add: Compensation charge related to NQDC plan investment appreciation/(depreciation)	980	(44)
Add: Personalization Mall litigation and transaction costs	4,890
Deduct: Harry & David store closure cost adjustment	(405)
Adjusted EBITDA	$3,237	$(11,297)

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

Results of Operations

Net revenues

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$238,863	$129,050	85.1%
Other	44,909	58,213	-22.9%
Total net revenues	$283,772	$187,263	51.5%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 51.5% during the three months ended September 27, 2020, respectively, compared to the same period of the prior year, due to higher revenues across our three segments (+40.6% vs prior year on a pro-forma basis, excluding the impact of PersonalizationMall, acquired on August 3, 2020, which is included in our Consumer Floral & Gifts segment, and contributed incremental revenue of $20.4 million during the quarter), as the Company was able to leverage its unique business platform, advanced technology stack, and manufacturing, distribution and logistics capabilities, reflecting the strategic marketing and merchandising investments that the Company has made across its brands. The positive trends we have been seeing in everyday gifting occasions during non-holiday periods, accelerated by the growth of e-commerce shopping during the pandemic, has resulted in significant increases in customer demand and customer file growth.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	September 27, 2020				September 29, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-Commerce	$159,792	$-	$79,071	$238,863	$89,088	$-	$39,962	$129,050
Retail	946	-	1,573	2,519	939	-	7,490	8,429
Wholesale	-	11,292	9,285	20,577	-	8,748	23,763	32,511
BloomNet services	-	21,446	-	21,446	-	16,692	-	16,692
Other	808	-	-	808	741	-	-	741
Corporate	-	-	-	106	-	-	-	195
Eliminations	-	-	-	(547)	-	-	-	(355)
Net revenues	$161,546	$32,738	$89,929	$283,772	$90,768	$25,440	$71,215	$187,263

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) increased by 85.1% during the three months ended September 27, 2020, compared to the same period of the prior year, as a result of growth within the Gourmet Foods & Gift Baskets segment of 97.9%, and growth within the Consumer Floral & Gifts segment of 79.4% (which includes incremental PersonalizationMall revenue of $20.4 million since the acquisition date of August 3, 2020). During the three months ended September 27, 2020, the Company fulfilled approximately 3.0 million orders through its e-commerce sales channels (online and telephonic sales), an increase of 67.0% compared to the same period of the prior year, while average order value increased 1.4% to $72.19.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues decreased by 22.9% during the three months ended September 27, 2020, compared to the same period of the prior year, due to a decline within the Gourmet Foods & Gift Baskets segment of 65.3%, primarily due to a decline in wholesale volume as big-box retail store customers have reduced order volumes due to the pandemic, and the closure of the Harry and David retail store operations in the fourth quarter of fiscal 2020, partially offset by an increase in BloomNet Wire Service segment revenues of 28.7%.

Revenue by segment:

Consumer Floral & Gifts – this segment, which historically has consisted primarily of the operations of the 1-800-Flowers.com brand, but now includes revenues attributable to PersonalizationMall subsequent to its August 3, 2020 acquisition date, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 78.0% during the three months ended September 27, 2020, compared to the same period of the prior year, reflecting: (i) the marketing and merchandising investments made in our flagship brand, which have driven our growth and market share gains over the past two years, and have positioned the brand to leverage its operating platform and capture the revenue driven by the accelerated growth of e-commerce shopping during the pandemic, as well as (ii) the incremental revenues of PersonalizationMall. Excluding the revenues derived from PersonalizationMall, segment pro-forma revenue growth was 55.5%.

BloomNet - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues increased 28.7% during the three months ended September 27, 2020, compared to the same period of the prior year, primarily due to increased: (i) settlement processing revenues, due to the higher florist-to-florist order volume, (ii) transaction, reciprocity and membership fees, driven primarily by increased order volume sent through the network, and (iii) favorable wholesale demand throughout the quarter.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues increased 26.3% during the three months ended September 27, 2020, compared to the same period of the prior year, primarily due to favorable e-commerce revenues across the segment, partially offset by reduced wholesale and retail volumes. The e-commerce demand growth is the result of increased penetration of “everyday” volume within the segment, accelerated by the impacts of the COVID-19 pandemic as product offerings, convenience, and brand sentiment resonated with customers. Wholesale volume within the segment declined in comparison to prior year as big-box retail store customers have reduced orders due to uncertainty surrounding holiday foot-traffic in brick and mortar locations as a result of the pandemic, while retail volume is down primarily as a result of the closure of the Harry and David retail store operations in the fourth quarter of fiscal 2020.

Gross profit

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)

Gross profit	$115,480	$76,146	51.7%
Gross profit %	40.7%	40.7%

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

Gross profit increased 51.7% during the three months ended September 27, 2020, compared to the same period of the prior year, as a result of the increase in revenues noted above. Gross profit percentage was consistent during the respective three months ended September 27, 2020, compared to the same period of the prior year, as higher margins in the Consumer Floral & Gifts (due to the acquisition of PersonalizationMall, which carries higher margins) and Gourmet Foods & Gift Basket segments were offset by lower margins in the BloomNet segment.

Consumer Floral & Gifts segment - Gross profit increased by 81.9% during the three months ended September 27, 2020, compared to the same period of the prior year, as a result of the revenue increase noted above and the increase in gross margin percentage, of 90 basis points to 40.6%, due to the acquisition of PersonalizationMall which carries higher margins, partially offset by lower margins on florist fulfilled products due to higher florist fulfillment costs.

BloomNet segment - Gross profit increased by 14.5% during the three months ended September 27, 2020, compared to the same period of the prior year, due to the increase in revenue noted above, partially offset by a decline in gross margin percentage of 560 basis points to 45.3%, due to higher rebates (higher florist-to-florist volume) and unfavorable wholesale product margins due to the impact of tariffs, and higher shipping and merchandise costs.

Gourmet Foods & Gift Baskets segment - Gross profit increased by 29.5% during the three months ended September 27, 2020, compared to the same period of the prior year, due to the revenue increase noted above, as well as an increase in gross profit percentage of 90 basis points to 38.9%, primarily as a result of lower promotions, favorable channel mix and overhead overhead absorption, partially offset by increased transportation costs.

Marketing and sales expense

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)

Marketing and sales	$80,285	$56,839	41.2%
Percentage of net revenues	28.3%	30.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 41.2% during the three months ended September 27, 2020, compared to the same period of the prior year, primarily due to increased advertising spend within the Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments, due to the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, partially offset by operational efficiencies and platform leverage attributable to the revenue growth. The investment spend was successful in driving significant enterprise growth, while improving overall operating expense leverage and reducing enterprise reliance on promotional pricing, thereby further reinforcing the premium positioning of the Company’s portfolio of brands. As a result, marketing and sales as a percentage of net revenues were 28.3%, favorable to prior year of 30.4%.

Technology and development expense

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)

Technology and development	$11,603	$10,803	7.4%
Percentage of net revenues	4.1%	5.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased 7.4% during the three months ended September 27, 2020, compared to the same periods of the prior year, primarily due to increased labor costs, including the incremental labor associated with PersonalizationMall, increased hosting costs due to higher usage of cloud storage applications, and higher maintenance and license costs, including security and platform enhancements.

General and administrative expense

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)

General and administrative	$28,213	$21,522	31.1%
Percentage of net revenues	9.9%	11.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 31.1% during the three months ended September 27, 2020, compared to the same period of the prior year, primarily due to PersonalizationMall transaction and litigation costs of $4.9 million, as well as higher labor costs, due to PersonalizationMall and investment earnings on the Company’s Non-Qualified Deferred Compensation Plan assets (offset within Other (income) expenses noted below), and COVID-19 related expenses.

Depreciation and amortization expense

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)

Depreciation and amortization	$8,840	$7,635	15.8%
Percentage of net revenues	3.1%	4.1%

Depreciation and amortization expense during the three months ended September 27, 2020 increased 15.8%, compared to the same period of the prior year due to the incremental depreciation and customer list amortization associated with PersonalizationMall.

Interest (income) expense, net

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)

Interest expense, net	$1,040	$595	74.8%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 74.8% during the three months ended September 27, 2020, compared to the same period of the prior year, as a result of lower interest income on the Company’s outstanding cash balances due to lower interest rates. Interest expense was consistent with the prior year, as the impact of lower interest rates on existing debt was offset by the incremental interest expense associated with the New Term Loan, which was used to partially finance the acquisition of PersonalizationMall.

Other (income) expense, net

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
	(dollars in thousands)

Other income (expense), net	$999	$(84)	1289.3%

Other expense, net for the three months ended September 27, 2020 consists primarily of investment gain on the Company’s Non-Qualified Deferred Compensation Plan assets.

Income Taxes

The Company recorded income tax benefits of $3.7 million and $6.1 million during the three months ended September 27, 2020, and September 29, 2019, respectively. The Company’s effective tax rate for the three months ended September 27, 2020 was 27.7% compared to 28.4% in the same period of the prior year. The effective rate for the three months ended September 27, 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation and transaction costs, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. The effective rate for the three months ended September 29, 2019 differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. At September 27, 2020, the Company has an unrecognized tax benefit, including interest and penalties, of approximately $1.3 million. The Company believes that $1.0 million of unrecognized tax positions will be resolved over the next twelve months.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2020 Credit Agreement (see Note 8 - Debt in Item 1 for details). At September 27, 2020, the Company had working capital of $41.5 million, including cash and cash equivalents of $11.0 million, compared to working capital of $198.3 million, including cash and cash equivalents of $240.5 million, at June 28, 2020.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the COVID-19 pandemic, the Company experienced a significant increase in its revenues and earnings during its fourth quarter of fiscal 2020, and these trends have continued through the Company’s fiscal 2021 first quarter. Our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves during the recent COVID-19 pandemic and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although increases in the Company’s “everyday” business have and are expected to continue to lessen the seasonality of our business. During the first quarter of fiscal 2021, the Company borrowed $25.0 million under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements. Working capital borrowings typically peak in November, after which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay such borrowings.

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

To date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of COVID-19 to have a negative impact on our liquidity. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Cash Flows

Net cash used in operating activities of $90.7 million, for the three months ended September 27, 2020, was primarily attributable to the Company’s net loss during the period, combined with seasonal changes in working capital, including increases in inventory, trade receivables and prepaid and other, partially offset by non-cash charges for depreciation and amortization and stock-based compensation.

Net cash used in investing activities of $258.2 million, for the three months ended September 27, 2020, was primarily attributable to the acquisition of PersonalizationMall for $250.9 million, capital expenditures of $7.0 million related to the Company's technology initiatives, as well as manufacturing production and warehousing equipment.

Net cash provided by financing activities of $119.4 million, for the three months ended September 27, 2020, was from proceeds of bank borrowings of $220.0 million, including the Company’s New Term Loan in the amount of $100.0 million, which was used to repay borrowing then outstanding under the Company’s Revolver in the amount of $97.5 million.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At September 27, 2020, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's 2020 Credit Agreement (see Note 8 - Debt in Item 1 for details).
●	Operating lease obligations – payments due under the Company’s long-term operating leases (see Note 13 - Leases in Item 1 for details).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Purchase commitments	$90,897	$4,104	$3,595	$1,170	$-	$-	$99,766

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since June 28, 2020.

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
o to compete against existing and new competitors;
o to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o to cost effectively manage inventories;
●	the outcome of contingencies, including legal proceedings in the normal course of business
●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
●	the impact of COVID-19 on our business and financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 28, 2020 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2020 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.1 million during the three months ended September 27, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 27, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To the extent our normal procedures and controls related to our financial close or other reporting processes were adversely impacted by the COVID-19 outbreak, we took appropriate actions and safeguards to reasonably ensure the fair presentation of the financial statements in accordance with GAAP.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Bed Bath & Beyond:

On April 1, 2020, the Seller commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Agreement”), dated February 14, 2020, between Seller, PersonalizationMall, the Company and the Purchaser, pursuant to which the Seller agreed to sell to Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall. The action was initiated after the Company requested a reasonable delay in the closing under the Purchase Agreement due to the unprecedented circumstances created by COVID-19. The Complaint requested an order of specific performance to consummate the transaction under the Purchase Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that set a trial date for late September 2020.  On July 21, 2020, the Company and Seller entered into a settlement agreement, pursuant to which the Company agreed to move forward with its purchase of PersonalizationMall for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. In connection with the settlement agreement, the parties executed a Stipulation and Proposed Order of Dismissal, resulting in the voluntary dismissal with prejudice of the litigation relating to the transaction.

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

ITEM 1A. RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 28, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of September 27, 2020, $18.2 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2021, which includes the period July 1, 2020 through September 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

06/29/20 - 07/26/20	-	$-	-	$19,320
07/27/20 - 08/23/20	-	$-	-	$19,320
08/24/20 - 09/27/20	36,355	$29.94	36,355	$18,231
Total	36,355	$29.94	36,355

(1) Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 6, 2020	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: November 6, 2020	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)