Form 10-Q
period 2020-12-27
1 800 FLOWERS COM INC
filed 2021-02-05
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of January 29, 2021:

Class A common stock:	36,693,449
Class B common stock:	28,153,614

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended December 27, 2020

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	December 27, 2020	June 28, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,586	$240,506
Trade receivables, net	72,590	15,178
Inventories	89,389	97,760
Prepaid and other	30,879	25,186
Total current assets	563,444	378,630

Property, plant and equipment, net	197,598	169,075
Operating lease right-of-use assets	88,096	66,760
Goodwill	208,048	74,711
Other intangibles, net	140,672	66,273
Other assets	24,402	18,986
Total assets	$1,222,260	$774,435

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$104,965	$25,306
Accrued expenses	285,822	141,741
Current maturities of long-term debt	15,000	5,000
Current portion of long-term operating lease liabilities	10,953	8,285
Total current liabilities	416,740	180,332

Long-term debt	170,912	87,559
Long-term operating lease liabilities	81,308	61,964
Deferred tax liabilities	27,244	28,632
Other liabilities	28,448	16,174
Total liabilities	724,652	374,661

Commitments and contingencies (See Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 55,166,476 and 53,704,477 shares issued at December 27, 2020 and June 28, 2020, respectively	551	537
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,433,614 and 33,822,823 shares issued at December 27, 2020 and June 28, 2020, respectively	334	338
Additional paid-in-capital	364,411	358,031
Retained earnings	271,438	167,523
Accumulated other comprehensive loss	(244)	(243)
Treasury stock, at cost, 18,509,689 and 17,963,551 Class A shares at December 27, 2020 and June 28, 2020, respectively, and 5,280,000 Class B shares at December 27, 2020 and June 28, 2020, respectively	(138,882)	(126,412)
Total stockholders’ equity	497,608	399,774
Total liabilities and stockholders’ equity	$1,222,260	$774,435

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Net revenues	$877,256	$605,642	$1,161,028	$792,905
Cost of revenues	479,010	336,470	647,302	447,587
Gross profit	398,246	269,172	513,726	345,318
Operating expenses:
Marketing and sales	194,696	127,404	274,981	184,243
Technology and development	14,053	11,733	25,656	22,536
General and administrative	30,835	22,634	59,048	44,156
Depreciation and amortization	11,060	7,830	19,900	15,465
Total operating expenses	250,644	169,601	379,585	266,400
Operating income	147,602	99,571	134,141	78,918
Interest expense, net	1,927	985	2,967	1,580
Other (income) expense, net	(2,257)	(975)	(3,256)	(891)
Income before income taxes	147,932	99,561	134,430	78,229
Income tax expense	34,255	25,409	30,515	19,348
Net income	113,677	74,152	103,915	58,881
Other comprehensive income (loss) (currency translation & other miscellaneous items)	(1)	16	(1)	16
Comprehensive income	$113,676	$74,168	$103,914	$58,897

Basic net income per common share	$1.76	$1.15	$1.61	$0.91

Diluted net income per common share	$1.71	$1.12	$1.56	$0.89

Weighted average shares used in the calculation of net income per common share:
Basic	64,728	64,687	64,524	64,595
Diluted	66,543	66,401	66,593	66,486

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended December 27, 2020 and December 29, 2019
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity
Balance at September 27, 2020	54,053,730	$541	33,638,614	$336	$360,643	$157,761	$(243)	23,279,906	$(127,500)	$391,538
Net income	-	-	-	-	-	113,677	-	-	-	113,677
Translation adjustment	-	-	-	-	-	-	(1)	-	-	(1)
Stock-based compensation	554,924	5	-	-	2,960	-	-	-	-	2,965
Exercise of stock options	352,822	3	-	-	808	-	-	-	-	811
Conversion – Class B into Class A	205,000	2	(205,000)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	509,783	(11,382)	(11,382)
Balance at December 27, 2020	55,166,476	$551	33,433,614	$334	$364,411	$271,438	$(244)	23,789,689	$(138,882)	$497,608

Balance at September 29, 2019	53,216,294	$532	33,822,823	$338	$351,304	$93,254	$(269)	22,491,206	$(115,763)	$329,396
Net income	-	-	-	-	-	74,152	-	-	-	74,152
Translation adjustment	-	-	-	-	-	-	16	-	-	16
Stock-based compensation	437,625	4	-	-	2,276	-	-	-	-	2,280
Exercise of stock options	25,000	-	-	-	63	-	-	-	-	63
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	368,750	(4,999)	(4,999)
Balance at December 29, 2019	53,678,919	$536	33,822,823	$338	$353,643	$167,406	$(253)	22,859,956	$(120,762)	$400,908

	Six Months Ended December 27, 2020 and December 29, 2019
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity
Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774
Net income						103,915				103,915
Translation adjustment	-	-	-	-	-	-	(1)	-	-	(1)
Stock-based compensation	643,590	6	-	-	5,352	-	-	-	-	5,358
Exercise of stock options	429,200	4	-	-	1,028	-	-	-	-	1,032
Conversion – Class B into Class A	389,209	4	(389,209)	(4)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	546,138	(12,470)	(12,470)
Balance at December 27, 2020	55,166,476	$551	33,433,614	$334	$364,411	$271,438	$(244)	23,789,689	$(138,882)	$497,608

Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711
Net income	-	-	-	-	-	58,881	-	-	-	58,881
Translation adjustment	-	-	-	-	-	-	16	-	-	16
Stock-based compensation	444,792	4	-	-	4,041	-	-	-	-	4,045
Exercise of stock options	150,000	2	-	-	283	-	-	-	-	285
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	370,863	(5,030)	(5,030)
Balance at December 29, 2019	53,678,919	$536	33,822,823	$338	$353,643	$167,406	$(253)	22,859,956	$(120,762)	$400,908

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	December 27, 2020	December 29, 2019

Operating activities:
Net income	$103,915	$58,881
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,900	15,465
Amortization of deferred financing costs	545	325
Deferred income taxes	(1,388)	(1,003)
Bad debt expense	341	731
Stock-based compensation	5,358	4,045
Other non-cash items	(321)	(187)
Changes in operating items:
Trade receivables	(56,372)	(32,918)
Inventories	25,369	25,358
Prepaid and other	(1,937)	1,021
Accounts payable and accrued expenses	212,340	90,166
Other assets and liabilities	8,897	272
Net cash provided by operating activities	316,647	162,156

Investing activities:
Acquisitions, net of cash acquired	(250,943)	(20,500)
Capital expenditures, net of non-cash expenditures	(15,708)	(10,712)
Purchase of equity investments	(1,285)	(1,001)
Net cash used in investing activities	(267,936)	(32,213)

Financing activities:
Acquisition of treasury stock	(12,470)	(5,030)
Proceeds from exercise of employee stock options	1,032	285
Proceeds from bank borrowings	265,000	20,000
Repayment of notes payable and bank borrowings	(170,000)	(22,500)
Debt issuance cost	(2,193)	(60)
Net cash provided by (used in) financing activities	81,369	(7,305)

Net change in cash and cash equivalents	130,080	122,638
Cash and cash equivalents:
Beginning of period	240,506	172,923
End of period	$370,586	$295,561

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 27, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2021. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 28, 2020, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), the Company experienced a significant increase in its revenues and earnings during its fourth quarter of fiscal 2020. These trends have continued through the first four weeks of its fiscal 2021 third quarter. Our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves during the recent COVID-19 pandemic and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although increases in the Company’s “everyday” business have and are expected to continue to lessen the seasonality of our business. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the three and six months ended  December 27, 2020.

The Company is closely monitoring the impact of COVID-19 on its business, including how it will affect its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, the speed of the anticipated recovery, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 27, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and six months ended December 27, 2020, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Our total deferred revenue as of June 28, 2020 was $25.9 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $8.7 million and $23.7 million was recognized as revenue during the three and six months ended December 27, 2020. The deferred revenue balance as of December 27, 2020 was $61.8 million.

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

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except per share data)
Numerator:
Net income	$113,677	$74,152	$103,915	$58,881

Denominator:
Weighted average shares outstanding	64,728	64,687	64,524	64,595
Effect of dilutive securities:
Employee stock options	824	997	951	1,046
Employee restricted stock awards	991	717	1,118	845
	1,815	1,714	2,069	1,891

Adjusted weighted-average shares and assumed conversions	66,543	66,401	66,593	66,486

Net income per common share
Basic	$1.76	$1.15	$1.61	$0.91
Diluted	$1.71	$1.12	$1.56	$0.89

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Stock options	$9	$28	$18	$93
Restricted stock	2,956	2,252	5,340	3,952
Total	2,965	2,280	5,358	4,045
Deferred income tax benefit	785	300	1,388	1,003
Stock-based compensation expense, net	$2,180	$1,980	$3,970	$3,042

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Marketing and sales	$1,367	$1,047	$2,511	$1,863
Technology and development	226	173	417	292
General and administrative	1,372	1,060	2,430	1,890
Total	$2,965	$2,280	$5,358	$4,045

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the six months ended December 27, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 28, 2020	1,230,000	$2.77
Granted	-	$-
Exercised	(429,200)	$2.41
Forfeited
Outstanding at December 27, 2020	800,800	$2.97	1.0	$18,475

Exercisable at December 27, 2020	785,800	$2.63	0.9	$18,396

As of December 27, 2020, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.1 million and the weighted average period over which these awards are expected to be recognized was 3.9 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 27, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 28, 2020	1,608,468	$12.01
Granted	701,311	$21.83
Vested	(643,590)	$11.05
Forfeited	(29,949)	$19.80
Non-vested at December 27, 2020	1,636,240	$16.46

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 27, 2020, there was $19.4 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over the weighted-average remaining period of 1.9 years.

Note 4 – Acquisition

Acquisition of PersonalizationMall

On February 14, 2020, 1-800-Flowers.com, Inc., 800-Flowers, Inc., a wholly-owned subsidiary of 1-800-Flowers.com, Inc. (the “Purchaser”), PersonalizationMall.com, LLC ("PersonalizationMall"), and Bed Bath & Beyond Inc. (“Seller”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) pursuant to which Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall for $252.0 million in cash (subject to certain working capital and other adjustments). On July 20, 2020, Purchaser, PersonalizationMall, and Seller entered into an amendment (the “Amendment”) to the Purchase Agreement to, among other things, amend the purchase price to $245.0 million (subject to certain working capital and other adjustments). On August 3, 2020, the Company completed its acquisition of PersonalizationMall, including its newly renovated, leased 360,000 square foot, state-of-the-art production and distribution facility, as well as customer database, tradenames and website. After working capital and related adjustments, total consideration paid was approximately $250.9 million.

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

Property, plant and equipment was valued at book value (cost less accumulated depreciation and amortization), due to the nature of the assets, which included recently acquired production equipment and leasehold improvements for PersonalizationMall's production facility, which became operational in September 2019.

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

The estimated fair value of the acquired trade names was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The discount rate used in the valuation was based on PersonalizationMall's weighted average cost of capital, the riskiness of the earnings stream association with the trademarks and the overall composition of the acquired assets.

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three and six months ended December 27, 2020 and December 29, 2019, give effect to the PersonalizationMall acquisition as if it had been completed on July 1, 2019. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Three months ended December 27, 2020	Three months ended December 29, 2019	Six months ended December 27, 2020	Six months ended December 29, 2019
	(in thousands)
Net Revenues	$877,256	$687,596	$1,177,021	$896,297
Net Income	114,071	83,084	110,289	66,443

The unaudited pro forma amounts above include the following adjustments:

-

A decrease of operating expenses by $0.5 and $5.4 million during the three and six months ended December 27, 2020, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.

-

An increase of operating expenses by $0.2 million during the six months ended  December 27, 2020 and $0.7 million and $1.4 million during the three and six months ended December 29, 2019, respectively,  to reflect the additional amortization expense related to the increase in definite lived intangible assets.

-

An increase in interest expense of $0.6 million during the six months ended December 27, 2020 and $1.0 and $2.1 million during the three and six months ended December 29, 2019, respectively, which is comprised of incremental interest and amortization of deferred financing costs associated with the New Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective periods

Net revenue attributable to PersonalizationMall, included within the three and six month periods ended December 27, 2020, was $122.2 million and $142.6 million, and corresponding operating income during the periods, excluding litigation and transaction costs, was $24.3 million and $25.4 million.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	December 27, 2020	June 28, 2020
	(in thousands)
Finished goods	$37,030	$35,779
Work-in-process	10,864	16,536
Raw materials	41,495	45,445
Total inventory	$89,389	$97,760

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at June 28, 2020	$17,441	$-	$57,270	$74,711
Acquisition of PersonalizationMall	133,337	-	-	133,337
Balance at December 27, 2020	$150,778	$-	$57,270	$208,048

The Company’s other intangible assets consist of the following:

		December 27, 2020			June 28, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14-16	$7,420	$6,306	$1,114	$7,420	$6,253	$1,167
Customer lists	2-10	23,825	11,972	11,853	12,825	10,474	2,351
Other	5-14	2,946	2,432	514	2,946	2,382	564
Total intangible assets with determinable lives		34,191	20,710	13,481	23,191	19,109	4,082
Trademarks with indefinite lives		127191	-	127,191	62,191	-	62,191
Total identifiable intangible assets		$161,382	$20,710	$140,672	$85,382	$19,109	$66,273

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2021 - $1.8 million, fiscal 2022 - $3.3 million, fiscal 2023 - $3.3 million, fiscal 2024 - $3.3 million, fiscal 2025 - $0.8 million and thereafter - $1.0 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $4.1 million as of December 27, 2020 and $2.8 million as of June 28, 2020.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	December 27, 2020	June 28, 2020
	(in thousands)
Revolver (1)	$-	$-
Term Loans (1)	190,000	95,000
Deferred financing costs	(4,088)	(2,441)
Total debt	185,912	92,559
Less: current debt	15,000	5,000
Long-term debt	$170,912	$87,559

(1)

On May 31, 2019, the Company and certain of its U.S. subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2019 Credit Agreement amended and restated the Company’s existing amended and restated credit agreement dated as of December 23, 2016 (the “2016 Credit Agreement”) to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on December 29, 2019, with escalating principal payments, at the rate of 5.0% per annum for the first eight payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $62.5 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions. For each borrowing under the 2019 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) a LIBOR rate plus 1%, or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio.

On August 20, 2020, the Company, the Subsidiary Guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders entered into a First Amendment (the “First Amendment”) to the 2019 Credit Agreement. The First Amendment amends the 2019 Credit Agreement (together the "2020 Credit Agreement”) to, among other modifications, (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The New Term Loan will mature on May 31, 2024. Proceeds of the borrowing under the New Term Loan may be used for working capital and general corporate purposes of the Company and its subsidiaries, subject to certain restrictions. For each borrowing under the 2020 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus the applicable margin for the relevant class of borrowing, which such margins vary based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) a LIBOR rate plus 1%, or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The New Term Loan is payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity.

The 2020 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of December 27, 2020. The 2020 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and New Term Loan are as follows: $5.0 million – remainder of fiscal 2021, $20.0 million - fiscal 2022, $20.0 million – fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	December 27, 2020	June 28, 2020
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	18,548	17,139
Building and building improvements	61,679	61,159
Leasehold improvements	25,669	13,675
Production equipment	78,040	57,904
Furniture and fixtures	7,995	7,444
Computer and telecommunication equipment	57,005	55,381
Software	162,304	151,264
Capital projects in progress - orchards	7,291	8,130
Property, plant and equipment, gross	449,320	402,885
Accumulated depreciation and amortization	(251,722)	(233,810)
Property, plant and equipment, net	$197,598	$169,075

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of December 27, 2020:
Trading securities held in a “rabbi trust” (1)	$18,617	$18,617	$-	$-
Total assets (liabilities) at fair value	$18,617	$18,617	$-	$-

As of June 28, 2020:
Trading securities held in a “rabbi trust” (1)	$13,442	$13,442	$-	$-
Total assets (liabilities) at fair value	$13,442	$13,442	$-	$-

(1)

The Company has established a NQDC Plan for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and six months ended December 27, 2020 was 23.2% and 22.7%, respectively, compared to 25.5% and 24.7% in the same periods of the prior year. The effective rates for fiscal 2021 and fiscal 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2018, however, fiscal year 2019 remains subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2015 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 27, 2020, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.2 million. The Company believes that $0.8 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net Revenues:	(in thousands)
Segment Net Revenues:
Consumer Floral & Gifts	$305,357	$115,716	$466,903	$206,484
BloomNet	34,051	25,722	66,789	51,162
Gourmet Foods & Gift Baskets	538,265	464,584	628,194	535,799
Corporate	135	165	241	360
Intercompany eliminations	(552)	(545)	(1,099)	(900)
Total net revenues	$877,256	$605,642	$1,161,028	$792,905

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$45,657	$10,890	$64,893	$19,414
BloomNet	12,141	9,134	22,562	17,491
Gourmet Foods & Gift Baskets	135,621	113,387	133,040	106,787
Segment Contribution Margin Subtotal	193,419	133,411	220,495	143,692
Corporate (a)	(34,757)	(26,010)	(66,454)	(49,309)
Depreciation and amortization	(11,060)	(7,830)	(19,900)	(15,465)
Operating income	$147,602	$99,571	$134,141	$78,918

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	December 27, 2020				December 29, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$303,275	$-	$474,535	$777,810	$113,858	$-	$373,226	$487,084
Retail	1,210	-	4,088	5,298	1,082	-	23,120	24,202
Wholesale		9,150	59,642	68,792	-	7,270	68,238	75,508
BloomNet services		24,901	-	24,901	-	18,452	-	18,452
Other	872	-	-	872	776	-	-	776
Corporate		-	-	135	-	-	-	165
Eliminations		-	-	(552)	-	-	-	(545)
Net revenues	$305,357	$34,051	$538,265	$877,256	$115,716	$25,722	$464,584	$605,642

	Six months ended				Six months ended
	December 27, 2020				December 29, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$463,067	$-	$553,606	$1,016,673	$202,946	$-	$413,188	$616,134
Retail	2,157	-	5,661	7,818	2,021	-	30,610	32,631
Wholesale	-	20,443	68,927	89,370	-	16,018	92,001	108,019
BloomNet services	-	46,346	-	46,346	-	35,144	-	35,144
Other	1,679	-	-	1,679	1,517	-	-	1,517
Corporate	-	-	-	241	-	-	-	360
Eliminations	-	-	-	(1,099)	-	-	-	(900)
Net revenues	$466,903	$66,789	$628,194	$1,161,028	$206,484	$51,162	$535,799	$792,905

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

Additional information related to our leases is as follows:

	Three Months Ended	Six Months Ended
	December 27, 2020	December 27, 2020
	(in thousands)
Lease costs:
Operating lease costs	$3,679	$7,026
Variable lease costs	5,451	9,650
Short-term lease cost	3,420	5,227
Sublease income	(201)	(406)
Total lease costs	$12,349	$21,497

Six Months Ended
December 27, 2020
(in thousands)

Cash paid for amounts included in measurement of operating lease liabilities	$6,507
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,919

December 27, 2020
(in thousands)
Weighted-average remaining lease term - operating leases	9.1 years
Weighted-discount rate - operating leases	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of December 27, 2020 are as follows (in thousands):

Remainder of 2021	$7,191
2022	13,916
2023	13,593
2024	13,047
2025	10,665
Thereafter	52,105
Total Future Minimum Lease Payments	110,517
Less Imputed Remaining Interest	18,256
Total	$92,261

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended June 28, 2020. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended June 28, 2020 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.

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

1-800-FLOWERS.COM, Inc. was named in the Forbes 2021 Best Small Companies List.

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

The Company used a combination of cash on its balance sheet and its existing credit facility to fund the $245.0 million purchase (subject to certain working capital and other adjustments), which included its newly renovated, leased 360,000 square foot, state-of-the-art production and distribution facility, as well as customer database, tradenames and website. PersonalizationMall’s revenues were approximately $171.2 million in its fiscal year 2020.

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

The COVID-19 pandemic has affected, and will continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, through the first four weeks of our third quarter of fiscal year 2021, we continue to see strong e-commerce demand for gourmet foods and gift baskets and our floral and personalized products. With that said, there are also headwinds (and resulting increased costs) that have been, and will continue to impact our operations during the foreseeable future, including the following:

●

Retail store closures – on March 20, 2020, in response to government actions, and for the safety of its employees, the Company temporarily closed its Cheryl’s and Harry & David retail stores. Affected employees were provided with Company-paid special COVID leave pay through April 3rd, as the nation and the Company worked to understand the extent and potential length of the crisis. On April 14th, the difficult decision was made to permanently close 38 of our 39 Harry & David retail stores. As a result, the Company incurred a charge of approximately $5.2 million in our fourth quarter of fiscal year 2020 for lease obligations, employee costs and other store closure costs. Annual revenues attributable to the closed locations was approximately $33.0 million.

●

Wholesale volume reductions - we have seen a reduction in our wholesale business as a result of COVID-19, which impacted our first and second quarter results within our Gourmet Foods and Gift Baskets segment, as many of our large wholesale customers took a cautious approach to the holiday season due to the uncertainty surrounding COVID-19 and its potential impact on brick and mortar retail store traffic.

●

Increased operating costs - we have seen third-party carrier capacity constraints and an associated increase in transportation costs, increases in seasonal labor wage rates, as well as operating inefficiencies and costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts.

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

Regarding the fiscal third quarter:

o

Based on the continued strong ecommerce growth momentum that has carried into January 2021, the Company expects to achieve total consolidated revenue growth for its third fiscal quarter, including contributions from PersonalizationMall, in a range of 45-to-50 percent, compared with the prior year period.

o

The Company anticipates that the strong revenue growth will help offset certain headwinds, including the Sunday placement of the key Valentine’s Day holiday, increased year-over-year labor and transportation costs and operating inefficiencies related to the COVID-19 pandemic.

o	As a result, the Company anticipates achieving Adjusted EBITDA of between $4.0-and-$5.0 million, compared with an Adjusted EBITDA loss of $2.4 million in the prior year period, and
o	an EPS loss of between $0.09-and-$0.11, compared with an EPS loss of $0.15 in the prior year period.

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

	Three Months Ended
	December 27, 2020	PersonalizationMall Litigation and Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) December 27, 2020	December 29, 2019	% Change
Net revenues:
Consumer Floral & Gifts	$305,357	$-	$-	$305,357	$115,716	163.9%
BloomNet	34,051	-	-	34,051	25,722	32.4%
Gourmet Foods & Gift Baskets	538,265	-	-	538,265	464,584	15.9%
Corporate	135	-	-	135	165	-18.2%
Intercompany eliminations	(552)	-	-	(552)	(545)	-1.3%
Total net revenues	$877,256	$-	$-	$877,256	$605,642	44.8%

Gross profit:
Consumer Floral & Gifts	$134,474	$-	$-	$134,474	$44,544	201.9%
	44.0%			44.0%	38.5%

BloomNet	16,820	-	-	16,820	13,161	27.8%
	49.4%			49.4%	51.2%

Gourmet Foods & Gift Baskets	246,890	-	-	246,890	211,362	16.8%
	45.9%			45.9%	45.5%

Corporate	62	-	-	62	105	-41.0%
	45.9%			45.9%	63.6%

Total gross profit	$398,246	$-	$-	$398,246	$269,172	48.0%
	45.4%	-	-	45.4%	44.4%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$45,657	$-	$-	$45,657	$10,890	319.3%
BloomNet	12,141	-	-	12,141	9,134	32.9%
Gourmet Foods & Gift Baskets	135,621	-	(78)	135,543	113,387	19.5%
Segment Contribution Margin Subtotal	193,419	-	(78)	193,341	133,411	44.9%
Corporate (b)	(34,757)	513	-	(34,244)	(26,010)	-31.7%
EBITDA (non-GAAP)	158,662	513	(78)	159,097	$107,401	48.1%
Add: Stock-based compensation	2,965			2,965	2,280	30.0%
Add: Compensation charge related to NQDC Plan Investment Appreciation	2,227	-	-	2,227	1,002	122.2%
Adjusted EBITDA (non-GAAP)	$163,854	$513	$(78)	$164,289	$110,683	48.4%

	Six Months Ended
	December 27, 2020	PersonalizationMall Litigation and Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) December 27, 2020	December 29, 2019	% Change
Net revenues:
Consumer Floral & Gifts	$466,903	$-	$-	$466,903	$206,484	126.1%
BloomNet	66,789	-	-	66,789	51,162	30.5%
Gourmet Foods & Gift Baskets	628,194	-	-	628,194	535,799	17.2%
Corporate	241	-	-	241	360	-33.1%
Intercompany eliminations	(1,099)	-	-	(1,099)	(900)	-22.1%
Total net revenues	$1,161,028	$-	$-	$1,161,028	$792,905	46.4%

Gross profit:
Consumer Floral & Gifts	$200,060	$-	$-	$200,060	$80,594	148.2%
	42.8%			42.8%	39.0%

BloomNet	31,658	-	-	31,658	26,119	21.2%
	47.4%			47.4%	51.1%

Gourmet Foods & Gift Baskets	281,897	-	-	281,897	238,404	18.2%
	44.9%			44.9%	44.5%

Corporate	111	-	-	111	201	-44.8%
	46.1%			46.1%	55.8%

Total gross profit	$513,726	$-	$-	$513,726	$345,318	48.8%
	44.2%	-	-	44.2%	43.6%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$64,893	$-	$-	$64,893	$19,414	234.3%
BloomNet	22,562	-	-	22,562	17,491	29.0%
Gourmet Foods & Gift Baskets	133,040	-	(483)	132,557	106,787	24.1%
Segment Contribution Margin Subtotal	220,495	-	(483)	220,012	143,692	53.1%
Corporate (b)	(66,454)	5,403	-	(61,051)	(49,309)	-23.8%
EBITDA (non-GAAP)	154,041	$5,403	$(483)	$158,961	94,383	68.4%
Add: Stock-based compensation	5,358			5,358	4,045	32.5%
Add: Compensation charge related to NQDC Plan Investment Appreciation	3,207	-	-	3,207	958	234.8%
Adjusted EBITDA (non-GAAP)	$162,606	$5,403	$(483)	$167,526	$99,386	68.6%

Reconciliation of net income to adjusted net income (non-GAAP):	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Net income	$113,677	$74,152	$103,915	$58,881
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: Personalization Mall litigation and transaction costs	513	-	5,403	-
Deduct: Harry & David store closure cost adjustment	(78)	-	(483)	-
Deduct: Income tax (benefit) on adjustments	125	-	(1,117)	-
Adjusted net income (non-GAAP)	$114,237	$74,152	$107,718	$58,881

Basic and diluted net income per common share
Basic	$1.76	$1.15	$1.61	$0.91
Diluted	$1.71	$1.12	$1.56	$0.89

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.76	$1.15	$1.67	$0.91
Diluted	$1.72	$1.12	$1.62	$0.89

Weighted average shares used in the calculation of net income and adjusted net income per common share
Basic	64,728	64,687	64,524	64,595
Diluted	66,543	66,401	66,593	66,486

Reconciliation of net income to adjusted EBITDA (non-GAAP):	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Net income	$113,677	$74,152	$103,915	$58,881
Add: Interest expense, net	(330)	10	(289)	689
Add: Depreciation and amortization	11,060	7,830	19,900	15,465
Add: Income tax expense	34,255	25,409	30,515	19,348
EBITDA	158,662	107,401	154,041	94,383
Add: Stock-based compensation	2,965	2,280	5,358	4,045
Add: Compensation charge related to NQDC plan investment appreciation	2,227	1,002	3,207	958
Add: Personalization Mall litigation and transaction costs	513	-	5,403	-
Deduct: Harry & David store closure cost adjustment	(78)	-	(483)	-
Adjusted EBITDA	$164,289	$110,683	$167,526	$99,386

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

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$777,810	$487,084	59.7%	$1,016,673	$616,134	65.0%
Other	99,446	118,558	-16.1%	144,355	176,771	-18.3%
Total net revenues	$877,256	$605,642	44.8%	$1,161,028	$792,905	46.4%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 44.8% and 46.4% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, due to higher revenues across our three business segments (+24.7% and +28.4% on a pro-forma basis for the three and six months ended December 27, 2020, compared to the respective prior year periods, excluding the impact of PersonalizationMall, which was acquired on August 3, 2020, and is included in our Consumer Floral & Gifts segment) as the positive trends we had been seeing in everyday gifting occasions during the previous two quarters continued throughout the 2020 holiday gifting season. The marketing and merchandising investments that the Company has made across its brands, including product offerings and messaging that have resonated with our customers, coupled with the strategic acquisitions of Shari’s Berries® in August of 2019 and PersonalizationMall.com in August of 2020, have enabled the Company to capitalize on the consumer behavioral shift to e-commerce shopping caused by the pandemic.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	December 27, 2020				December 29, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$303,275	$-	$474,535	$777,810	$113,858	$-	$373,226	$487,084
Retail	1,210	-	4,088	5,298	1,082	-	23,120	24,202
Wholesale		9,150	59,642	68,792	-	7,270	68,238	75,508
BloomNet services		24,901	-	24,901	-	18,452	-	18,452
Other	872	-	-	872	776	-	-	776
Corporate		-	-	135	-	-	-	165
Eliminations		-	-	(552)	-	-	-	(545)
Net revenues	$305,357	$34,051	$538,265	$877,256	$115,716	$25,722	$464,584	$605,642

	Six months ended				Six months ended
	December 27, 2020				December 29, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$463,067	$-	$553,606	$1,016,673	$202,946	$-	$413,188	$616,134
Retail	2,157	-	5,661	7,818	2,021	-	30,610	32,631
Wholesale	-	20,443	68,927	89,370	-	16,018	92,001	108,019
BloomNet services	-	46,346	-	46,346	-	35,144	-	35,144
Other	1,679	-	-	1,679	1,517	-	-	1,517
Corporate	-	-	-	241	-	-	-	360
Eliminations	-	-	-	(1,099)	-	-	-	(900)
Net revenues	$466,903	$66,789	$628,194	$1,161,028	$206,484	$51,162	$535,799	$792,905

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) increased by 59.7% and 65.0% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, as a result of growth within: (i) the Gourmet Foods & Gift Baskets segment of 27.1% and 34.0%, and (ii) the Consumer Floral & Gifts segment of 166.4% and 128.2%, which includes the revenues of PersonalizationMall, since its date of acquisition on August 3, 2020. During the three and six months ended December 27, 2020, respectively, the Company fulfilled approximately 9.9 and 13.2 million orders through its e-commerce sales channels (online and telephonic sales), an increase of 70.7% and 75.5% compared to the same period of the prior year, while average order value decreased 6.5% and 6.0%, to $78.89 and $76.83, respectively. The decrease in average order value was attributable to the impact of the mix of PersonalizationMall order volumes.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues decreased by 16.1% and 18.3% during the three and six months ended December 27, 2020, compared to the same periods of the prior year, due to: (i) wholesale/retail sales channel declines within the Gourmet Foods & Gift Baskets segment, as big-box retail store customers reduced order volumes for the holiday season due to the pandemic, and (ii) the closure of Harry and David retail store operations in the fourth quarter of fiscal 2020, partially offset by an increase in BloomNet segment revenues.

Revenue by segment:

Consumer Floral & Gifts – this segment, which historically has consisted primarily of the operations of the 1-800-Flowers.com brand, but now includes revenues attributable to PersonalizationMall subsequent to its August 3, 2020 acquisition date, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 163.9% and 126.1% during the three and six months ended December 27, 2020, compared to the same periods of the prior year, reflecting: (i) the marketing and merchandising investments made in our flagship brand, which have driven our growth and market share gains that began in the second half of Fiscal 2018, continued through Fiscal 2020, and accelerated with the start of the pandemic, as well as (ii) the incremental revenues of PersonalizationMall. Excluding the revenues derived from PersonalizationMall, segment pro-forma revenue growth was 58.3% and 57.1% during the three and six months ended December 27, 2020, respectively.

BloomNet - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues increased 32.4% and 30.5% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, primarily due to increased: (i) settlement processing revenues, due to the higher florist-to-florist order volume, (ii)transaction, reciprocity and membership fees, driven primarily by increased order volume sent through the network, and (iii) favorable wholesale demand.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues increased 15.9% and 17.2% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, due to favorable e-commerce revenues across the segment, partially offset by reduced wholesale and retail volumes. E-commerce revenue growth of 27.1% and 34.0% during the three and six months ended December 27, 2020, respectively, was the result of increased demand during the Christmas holiday period, as well as increased penetration of “everyday” volume within the segment, which benefitted from the impact of the COVID-19 pandemic as product offerings, convenience, and brand sentiment resonated with customers. Wholesale/retail channel revenues declined 30.2% and 39.2%, during the three and six months ended December 27, 2020, respectively, as big-box retail store customers reduced order volumes due to the pandemic and as a result of the closure of the Harry and David retail store operations in the fourth quarter of fiscal 2020.

Gross profit

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)

Gross profit	$398,246	$269,172	48.0%	$513,726	$345,318	48.8%
Gross profit %	45.4%	44.4%		44.2%	43.6%

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

Gross profit increased 48.0% and 48.8% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, as a result of the increase in revenues noted above. Gross profit percentage increased 100 basis points and 60 basis points, during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, as higher margins in the Consumer Floral & Gifts (primarily due to the acquisition of PersonalizationMall, which carries higher margins) and Gourmet Foods & Gift Basket segments were offset by lower margins in the BloomNet segment. On a pro-forma basis, excluding the impact of PersonalizationMall, gross margin percentage was 44.4% and 43.2% during the three and six months ended December 27, 2020, respectively.

Consumer Floral & Gifts segment - Gross profit increased by 201.9% and 148.2% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, as a result of the revenue increases noted above and increases in gross margin percentage of 550 basis points, to 44.0% and 380 basis points, to 42.8%, during the respective three and six months periods ended December 27, 2020. The increase in gross margin percentage was primarily attributable to the acquisition of PersonalizationMall, which carries higher margins, as well as pricing initiatives and reductions in promotional activity after the onset of COVID-19, partially offset by higher product and delivery costs associated with the pandemic. On a pro-forma basis, excluding the impact of PersonalizationMall, acquired on August 3, 2020, gross margin percentage was 39.2% and 39.1% during the three and six months ended December 27, 2020, respectively.

BloomNet segment - Gross profit increased by 27.8% and 21.2% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, due to the increase in revenue noted above, partially offset by a decline in gross margin percentage of 180 basis points, to 49.4%, and 370 basis points, to 47.4% during the respective three months ended and six months ended December 27, 2020, due to higher rebates (higher florist-to-florist volume) and unfavorable wholesale product margins due to mix, and higher shipping and product costs.

Gourmet Foods & Gift Baskets segment - Gross profit increased by 16.8% and 18.2% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, due to the revenue increase noted above, as well as an increase in gross profit percentage of 40 basis points, to 45.9%, and 40 basis points, to 44.9% during the three and six months ended December 27, 2020, respectively. The improvement in gross margin percentage was primarily attributable to lower promotions, merchandise assortment, and channel mix, partially offset by higher transportation costs due to holiday surcharges and expedited ship methods, as well as increased labor costs.

Marketing and sales expense

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)

Marketing and sales	$194,696	$127,404	52.8%	$274,981	$184,243	49.2%
Percentage of net revenues	22.2%	21.0%		23.7%	23.2%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 52.8% and 49.2% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, as a result of marketing initiatives designed to accelerate revenue growth and capture market share within both the Gourmet Foods & Gift Baskets segment, and the Consumer Floral & Gifts segment, which includes the incremental marketing costs of PersonalizationMall, which was acquired on August 3, 2020. On a pro-forma basis, excluding the impact of PersonalizationMall, marketing and sales as a percentage of net revenues, was 21.4% and 23.1% during the three and six months ended December 27,2020, respectively, compared to 21.0% and 23.2% in the same periods of the prior year, reflecting the operational efficiencies and platform leverage attributable to the revenue growth.

Technology and development expense

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)

Technology and development	$14,053	$11,733	19.8%	$25,656	$22,536	13.8%
Percentage of net revenues	1.6%	1.9%		2.2%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expense increased 19.8% and 13.8% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, primarily due to increased labor, hosting and maintenance costs incurred to support the Company’s technology platform, in addition to the incremental technology costs associated with PersonalizationMall, which was acquired on August 3, 2020.

General and administrative expense

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)

General and administrative	$30,835	$22,634	36.2%	$59,048	$44,156	33.7%
Percentage of net revenues	3.5%	3.7%		5.1%	5.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 36.2% and 33.7% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, due to incremental costs related to: (i) PersonalizationMall (including transaction and litigation related costs), (ii) higher labor costs due to annual merit increases and performance related bonuses as well as investment earnings on the Company’s NQDC Plan assets (offset within Other (income) expenses noted below, and (iii) incremental health and safety-related COVID-19 related expenses.

Depreciation and amortization expense

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)

Depreciation and amortization	$11,060	$7,830	41.3%	$19,900	$15,465	28.7%
Percentage of net revenues	1.3%	1.3%		1.7%	2.0%

Depreciation and amortization expense expenses increased 41.3% and 28.7% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, primarily due to the incremental depreciation and customer list amortization associated with PersonalizationMall, as well as recent short-lived IT related ecommerce/platform enhancements.

Interest (income) expense, net

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)

Interest expense, net	$1,927	$985	95.6%	$2,967	$1,580	87.8%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 95.6% and 87.8% during the three and six months ended December 27, 2020, respectively, compared to the same periods of the prior year, due to the incremental interest expense associated with the New Term Loan, which was used to partially finance the acquisition of PersonalizationMall, and lower interest income on the Company’s outstanding cash balances due to lower interest rates.

Other (income) expense, net

	Three Months Ended			Six Months Ended
	December 27, 2020	December 29, 2019	% Change	December 27, 2020	December 29, 2019	% Change
	(dollars in thousands)

Other (income) expense, net	$(2,257)	$(975)	131.5%	$(3,256)	$(891)	265.4%

Other expense, net for the three and six months ended December 27, 2020, respectively,  consists primarily of investment gain on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax expense of $34.3 million and $30.5 million during the three and six months ended December 27, 2020, respectively, and $25.4 million and $19.3 million during the three and six months ended December 29, 2019, respectively. The Company’s effective tax rate for the three and six months ended December 27, 2020 was 23.2% and 22.7%, respectively, compared to 25.5% and 24.7% in the same periods of the prior year. The effective rates for fiscal year 2021 and fiscal year 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2020 Credit Agreement (see Note 8 - Debt in Item 1 for details). At December 27, 2020, the Company had working capital of $146.7 million, including cash and cash equivalents of $370.6 million, compared to working capital of $198.3 million, including cash and cash equivalents of $240.5 million, at June 28, 2020.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the COVID-19 pandemic, the Company experienced a significant increase in its revenues and earnings during its fourth quarter of fiscal year 2020. These trends have continued through the first four weeks of its fiscal year 2021 third quarter. Our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves during the recent COVID-19 pandemic and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although increases in the Company’s “everyday” business have and are expected to continue to lessen the seasonality of our business.

The Company utilized cash on hand to fund its operations through August 2020. In September 2020, the Company borrowed under its Revolver to fund short-term working capital needs, with borrowings peaking at $70.0 million in November 2020. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the Revolver in December 2020. Based on current projected cash flows, the Company believes that available cash balances are expected to be sufficient to provide for the Company’s operating needs until the second of fiscal year 2022, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company has no outstanding amount under its Revolver as of December 27, 2020.

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

To date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of COVID-19 to have a negative impact on our liquidity. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results. See Part II. Item 1A. “Risk Factors”and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Cash Flows

Net cash provided by operating activities of $316.6 million, for the six months ended December 27, 2020, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation and amortization and stock-based compensation, combined with seasonal changes in working capital, including holiday related increases in accounts payable and accrued expenses, and reductions in inventory, partially offset by increases in receivables related to holiday season sales.

Net cash used in investing activities of $267.9 million, for the six months ended December 27, 2020, was primarily attributable to the acquisition of PersonalizationMall for $250.9 million, capital expenditures of $15.7 million related to the Company's technology initiatives, as well as manufacturing production and warehousing equipment.

Net cash provided by financing activities of $81.4 million, for the six months ended December 27, 2020, related to proceeds from bank borrowings of $265.0 million (including the Company’s New Term Loan in the amount of $100.0 million, which was used to repay borrowing then outstanding under the Company’s Revolver in the amount of $97.5 million), repayment of notes payable and bank borrowings of $170.0 million (including the $97.5 million repayment of the Revolver upon closing of the $100.0 million New Term Loan), and the acquisition of $12.5 million of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At December 27, 2020, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's 2020 Credit Agreement (see Note 8 - Debt in Item 1 for details and payments due by period).
●	Operating lease obligations – payments due under the Company’s operating leases (see Note 13 - Leases in Item 1 for details and payments due by period for the long-term operating leases).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Purchase commitments	$92,805	$4,986	$5,694	$4,539	$3,750	$2,000	$113,774

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since June 28, 2020.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2020 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million and $0.5 million during the three and six months ended December 27, 2020, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 27, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To the extent our normal procedures and controls related to our financial close or other reporting processes were adversely impacted by the COVID-19 outbreak, we took appropriate actions and safeguards to reasonably ensure the fair presentation of the financial statements in accordance with GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of December 27, 2020, $6.9 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2021, which includes the period July 1, 2020 through December 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

06/29/20 - 07/26/20	-	$-	-	$19,320
07/27/20 - 08/23/20	-	$-	-	$19,320
08/24/20 - 09/27/20	36,355	$29.94	36,355	$18,231
09/28/20 - 10/25/20	-	$-	-	$18,231
10/26/20 - 11/22/20	305,941	$21.23	305,941	$11,735
11/23/20 - 12/27/20	203,842	$23.93	203,842	$6,850
Total	546,138	$22.82	546,138

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 5, 2021	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: February 5, 2021	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)