Form 10-Q
period 2021-03-28
1 800 FLOWERS COM INC
filed 2021-05-07
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2021:

Class A common stock:	36,931,163
Class B common stock:	28,153,614

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended March 28, 2021

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	March 28, 2021	June 28, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$256,783	$240,506
Trade receivables, net	39,121	15,178
Inventories	122,385	97,760
Prepaid and other	30,243	25,186
Total current assets	448,532	378,630

Property, plant and equipment, net	197,490	169,075
Operating lease right-of-use assets	86,616	66,760
Goodwill	208,048	74,711
Other intangibles, net	139,962	66,273
Other assets	26,672	18,986
Total assets	$1,107,320	$774,435

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,217	$25,306
Accrued expenses	215,177	141,741
Current maturities of long-term debt	17,500	5,000
Current portion of long-term operating lease liabilities	11,021	8,285
Total current liabilities	303,915	180,332

Long-term debt	166,213	87,559
Long-term operating lease liabilities	79,803	61,964
Deferred tax liabilities	26,501	28,632
Other liabilities	30,773	16,174
Total liabilities	607,205	374,661

Commitments and contingencies (See Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 55,452,711 and 53,704,477 shares issued at March 28, 2021 and June 28, 2020, respectively	555	537
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 33,433,614 and 33,822,823 shares issued at March 28, 2021 and June 28, 2020, respectively	334	338
Additional paid-in-capital	367,842	358,031
Retained earnings	272,865	167,523
Accumulated other comprehensive loss	(244)	(243)
Treasury stock, at cost, 18,592,948 and 17,963,551 Class A shares at March 28, 2021 and June 28, 2020, respectively, and 5,280,000 Class B shares at March 28, 2021 and June 28, 2020	(141,237)	(126,412)
Total stockholders’ equity	500,115	399,774
Total liabilities and stockholders’ equity	$1,107,320	$774,435

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020

Net revenues	$474,234	$278,776	$1,635,262	$1,071,681
Cost of revenues	289,535	171,324	936,837	618,911
Gross profit	184,699	107,452	698,425	452,770
Operating expenses:
Marketing and sales	127,923	78,606	402,904	262,849
Technology and development	14,281	11,900	39,937	34,436
General and administrative	30,912	20,031	89,960	64,187
Depreciation and amortization	11,892	7,803	31,792	23,268
Total operating expenses	185,008	118,340	564,593	384,740
Operating income (loss)	(309)	(10,888)	133,832	68,030
Interest expense, net	1,553	147	4,520	1,727
Other (income) expense, net	(945)	2,605	(4,201)	1,714
Income (loss) before income taxes	(917)	(13,640)	133,513	64,589
Income tax expense (benefit)	(2,344)	(3,983)	28,171	15,365
Net income (loss)	1,427	(9,657)	105,342	49,224
Other comprehensive income (loss) (currency translation & other miscellaneous items)	-	1	(1)	17
Comprehensive income (loss)	$1,427	$(9,656)	$105,341	$49,241

Basic net income (loss) per common share	$0.02	$(0.15)	$1.63	$0.76

Diluted net income (loss) per common share	$0.02	$(0.15)	$1.58	$0.74

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,885	64,348	64,644	64,517
Diluted	66,474	64,348	66,564	66,378

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 28, 2021 and March 29, 2020
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity
Balance at December 28, 2020	55,166,476	$551	33,433,614	$334	$364,411	$271,438	$(244)	23,789,689	$(138,882)	$497,608
Net income	-	-	-	-	-	1,427	-	-	-	1,427
Stock-based compensation	36,335	1	-	-	2,870	-	-	-	-	2,871
Exercise of stock options	249,900	3	-	-	561	-	-	-	-	564
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	83,259	(2,355)	(2,355)
Balance at March 28, 2021	55,452,711	$555	33,433,614	$334	$367,842	$272,865	$(244)	23,872,948	$(141,237)	$500,115

Balance at December 29, 2019	53,678,919	$536	33,822,823	$338	$353,643	$167,406	$(253)	22,859,956	$(120,762)	$400,908
Net loss	-	-	-	-	-	(9,657)	-	-	-	(9,657)
Translation adjustment	-	-	-	-	-	-	1	-	-	1
Stock-based compensation	23,891	1	-	-	2,395	-	-	-	-	2,396
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	382,941	(5,637)	(5,637)
Balance at March 29, 2020	53,702,810	$537	33,822,823	$338	$356,038	$157,749	$(252)	23,242,897	$(126,399)	$388,011

	Nine Months Ended March 28, 2021 and March 29, 2020
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity
Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774
Net income	-	-	-	-	-	105,342	-	-	-	105,342
Translation adjustment	-	-	-	-	-	-	(1)	-	-	(1)
Stock-based compensation	679,925	7	-	-	8,222	-	-	-	-	8,229
Exercise of stock options	679,100	7	-	-	1,589	-	-	-	-	1,596
Conversion – Class B into Class A	389,209	4	(389,209)	(4)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	629,397	(14,825)	(14,825)
Balance at March 28, 2021	55,452,711	$555	33,433,614	$334	$367,842	$272,865	$(244)	23,872,948	$(141,237)	$500,115

Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711
Net income	-	-	-	-	-	49,224	-	-	-	49,224
Translation adjustment	-	-	-	-	-	-	17	-	-	17
Stock-based compensation	468,683	5	-	-	6,436	-	-	-	-	6,441
Exercise of stock options	150,000	2	-	-	283	-	-	-	-	285
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	753,804	(10,667)	(10,667)
Balance at March 29, 2020	53,702,810	$537	33,822,823	$338	$356,038	$157,749	$(252)	23,242,897	$(126,399)	$388,011

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	March 28, 2021	March 29, 2020

Operating activities:
Net income	$105,342	$49,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,792	23,268
Amortization of deferred financing costs	844	486
Deferred income taxes	(2,131)	(1,597)
Bad debt expense	959	1,201
Stock-based compensation	8,229	6,441
Other non-cash items	(79)	(23)
Changes in operating items:
Trade receivables	(23,520)	(15,044)
Inventories	(7,627)	19,353
Prepaid and other	(1,301)	3,148
Accounts payable and accrued expenses	96,947	31,442
Other assets and liabilities	8,756	(557)
Net cash provided by operating activities	218,211	117,342

Investing activities:
Acquisitions, net of cash acquired	(250,943)	(20,500)
Capital expenditures, net of non-cash expenditures	(26,821)	(22,282)
Purchase of equity investments	(1,251)	(1,176)
Net cash used in investing activities	(279,015)	(43,958)

Financing activities:
Acquisition of treasury stock	(14,825)	(10,667)
Proceeds from exercise of employee stock options	1,596	285
Proceeds from bank borrowings	265,000	20,000
Repayment of notes payable and bank borrowings	(172,497)	(23,750)
Debt issuance cost	(2,193)	(60)
Net cash provided by (used in) financing activities	77,081	(14,192)

Net change in cash and cash equivalents	16,277	59,192
Cash and cash equivalents:
Beginning of period	240,506	172,923
End of period	$256,783	$232,115

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2021. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 28, 2020, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves, and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although the aforementioned increase in the Company’s “everyday” business has and is expected to continue to lessen the seasonality of our business. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the three and nine months ended  March 28, 2021.

The Company is closely monitoring the impact of COVID-19 on its business, including how it will affect its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, the speed of the anticipated recovery, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 28, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the three and nine months ended March 28, 2021, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Our total deferred revenue as of June 28, 2020 was $25.9 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $8.7 million and $23.7 million was recognized as revenue during the three and nine months ended March 28, 2021. The deferred revenue balance as of March 28, 2021 was $50.4 million.

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

Note 2 – Net Income (loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$1,427	$(9,657)	$105,342	$49,224

Denominator:
Weighted average shares outstanding	64,885	64,348	64,644	64,517
Effect of dilutive securities:
Employee stock options	604	-	837	1,035
Employee restricted stock awards	985	-	1,083	826
	1,589	-	1,920	1,861

Adjusted weighted-average shares and assumed conversions	66,474	64,348	66,564	66,378

Net income (loss) per common share
Basic	$0.02	$(0.15)	$1.63	$0.76
Diluted	$0.02	$(0.15)	$1.58	$0.74

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Stock options	$9	$6	$27	$99
Restricted stock	2,862	2,390	8,202	6,342
Total	2,871	2,396	8,229	6,441
Deferred income tax benefit	743	594	2,131	1,597
Stock-based compensation expense, net	$2,128	$1,802	$6,098	$4,844

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Marketing and sales	$1,236	$1,097	$3,747	$2,960
Technology and development	132	181	549	473
General and administrative	1,503	1,118	3,933	3,008
Total	$2,871	$2,396	$8,229	$6,441

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the nine months ended March 28, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 28, 2020	1,230,000	$2.77
Granted	-	$-
Exercised	(679,100)	$2.47
Forfeited
Outstanding at March 28, 2021	550,900	$3.12	0.8	$12,702

Exercisable at March 28, 2021	535,900	$2.63	0.6	$12,620

As of March 28, 2021, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.1 million and the weighted average period over which these awards are expected to be recognized was 3.6 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 28, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 28, 2020	1,608,468	$12.01
Granted	634,610	$22.10
Vested	(679,925)	$11.06
Forfeited	(30,129)	$19.80
Non-vested at March 28, 2021	1,533,024	$16.46

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 28, 2021, there was $15.2 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over the weighted-average remaining period of 1.5 years.

Note 4 – Acquisitions

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three and nine months ended March 28, 2021 and March 29, 2020, give effect to the PersonalizationMall acquisition as if it had been completed on July 1, 2019. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Three months ended March 28, 2021	Three months ended March 29, 2020	Nine months ended March 28, 2021	Nine months ended March 29, 2020
	(in thousands)
Net Revenues	$474,234	$304,421	$1,651,255	$1,200,718
Net Income	1,427	(10,536)	111,848	55,935

The unaudited pro forma amounts above include the following adjustments:

-

A decrease of operating expenses by $0 and $5.4 million during the three and nine months ended March 28, 2021, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.

-

An increase of operating expenses by $0.2 million during the nine months ended  March 28, 2021 and $0.7 million and $2.1 million during the three and nine months ended March 29, 2020, respectively, to reflect the additional amortization expense related to the increase in definite lived intangible assets.

-

An increase in interest expense of $0.6 million during the nine months ended March 28, 2021 and $1.0 and $3.1 million during the three and nine months ended March 29, 2020, respectively, which is comprised of incremental interest and amortization of deferred financing costs associated with the New Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective periods

Net revenue attributable to PersonalizationMall, included within the three and nine month periods ended March 28, 2021, was $40.2 million and $182.8 million, and corresponding operating income during the periods, excluding litigation and transaction costs, was $1.9 million and $27.5 million.

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

Note 5 – Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	March 28, 2021	June 28, 2020
	(in thousands)
Finished goods	$55,283	$35,779
Work-in-process	12,715	16,536
Raw materials	54,387	45,445
Total inventory	$122,385	$97,760

Note 6 – Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at June 28, 2020	$17,441	$-	$57,270	$74,711
Acquisition of PersonalizationMall	133,337	-	-	133,337
Balance at March 28, 2021	$150,778	$-	$57,270	$208,048

The Company’s other intangible assets consist of the following:

		March 28, 2021			June 28, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14-16	$7,420	$6,332	$1,088	$7,420	$6,253	$1,167
Customer lists	2-10	23,825	12,835	10,990	12,825	10,474	2,351
Other	5-14	2,946	2,458	488	2,946	2,382	564
Total intangible assets with determinable lives		34,191	21,625	12,566	23,191	19,109	4,082
Trademarks with indefinite lives		127,396	-	127,396	62,191	-	62,191
Total identifiable intangible assets		$161,587	$21,625	$139,962	$85,382	$19,109	$66,273

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2021 - $0.9 million, fiscal 2022 - $3.3 million, fiscal 2023 - $3.3 million, fiscal 2024 - $3.3 million, fiscal 2025 - $0.8 million and thereafter - $1.0 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $4.1 million as of March 28, 2021 and $2.8 million as of June 28, 2020.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt

The Company’s current and long-term debt consists of the following:

	March 28, 2021	June 28, 2020
	(in thousands)
Revolver (1)	$-	$-
Term Loans (1)	187,500	95,000
Deferred financing costs	(3,787)	(2,441)
Total debt	183,713	92,559
Less: current debt	17,500	5,000
Long-term debt	$166,213	$87,559

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

On August 20, 2020, the Company, the Subsidiary Guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders entered into a First Amendment (the “First Amendment”) to the 2019 Credit Agreement. The First Amendment amends the 2019 Credit Agreement (together the "2020 Credit Agreement”) to, among other modifications, (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The New Term Loan will mature on May 31, 2024. Proceeds of the borrowing under the New Term Loan may be used for working capital and general corporate purposes of the Company and its subsidiaries, subject to certain restrictions. For each borrowing under the 2020 Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either (1) a base rate plus the applicable margin for the relevant class of borrowing, which margins vary based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) a LIBOR rate plus 1%, or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The New Term Loan is payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity.

The 2020 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of March 28, 2021. The 2020 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and New Term Loan are as follows: $2.5 million – remainder of fiscal 2021, $20.0 million - fiscal 2022, $20.0 million – fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	March 28, 2021	June 28, 2020
	(in thousands)
Land	$30,789	$30,789
Orchards in production and land improvements	18,548	17,139
Building and building improvements	61,755	61,159
Leasehold improvements	26,038	13,675
Production equipment	78,764	57,904
Furniture and fixtures	8,016	7,444
Computer and telecommunication equipment	57,373	55,381
Software	168,276	151,264
Capital projects in progress - orchards	10,873	8,130
Property, plant and equipment, gross	460,432	402,885
Accumulated depreciation and amortization	(262,942)	(233,810)
Property, plant and equipment, net	$197,490	$169,075

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of March 28, 2021:
Trading securities held in a “rabbi trust” (1)	$20,923	$20,923	$-	$-
Total assets (liabilities) at fair value	$20,923	$20,923	$-	$-

As of June 28, 2020:
Trading securities held in a “rabbi trust” (1)	$13,442	$13,442	$-	$-
Total assets (liabilities) at fair value	$13,442	$13,442	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and nine months ended March 28, 2021 was 255.6% and 21.1%, respectively, compared to 29.2% and 23.8% in the same periods of the prior year. The effective rates for fiscal 2021 and fiscal 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 28, 2021, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.2 million. The Company believes that $0.8 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net Revenues:	(in thousands)
Segment Net Revenues:
Consumer Floral & Gifts	$260,393	$152,620	$727,296	$359,104
BloomNet	38,833	30,414	105,622	81,576
Gourmet Foods & Gift Baskets	175,245	95,906	803,439	631,705
Corporate	54	112	295	472
Intercompany eliminations	(291)	(276)	(1,390)	(1,176)
Total net revenues	$474,234	$278,776	$1,635,262	$1,071,681

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$22,537	$15,439	$87,430	$34,853
BloomNet	12,042	10,025	34,604	27,516
Gourmet Foods & Gift Baskets	12,132	(6,275)	145,172	100,512
Segment Contribution Margin Subtotal	46,711	19,189	267,206	162,881
Corporate (a)	(35,128)	(22,274)	(101,582)	(71,583)
Depreciation and amortization	(11,892)	(7,803)	(31,792)	(23,268)
Operating income	$(309)	$(10,888)	$133,832	$68,030

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	March 28, 2021				March 29, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$257,982	$-	$166,786	$424,768	$150,491	$-	$81,360	$231,851
Retail	1,429	-	1,660	3,089	1,166	-	5,030	6,196
Wholesale	-	12,383	6,799	19,182	-	10,801	9,516	20,317
BloomNet services	-	26,450	-	26,450	-	19,613	-	19,613
Other	982	-	-	982	963	-	-	963
Corporate	-	-	-	54	-	-	-	112
Eliminations	-	-	-	(291)	-	-	-	(276)
Net revenues	$260,393	$38,833	$175,245	$474,234	$152,620	$30,414	$95,906	$278,776

	Nine months ended				Nine months ended
	March 28, 2021				March 29, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$721,049	$-	$720,392	$1,441,441	$353,436	$-	$494,549	$847,985
Retail	3,585	-	7,321	10,906	3,187	-	35,640	38,827
Wholesale	-	32,826	75,726	108,552	-	26,819	101,516	128,335
BloomNet services	-	72,796	-	72,796	-	54,757	-	54,757
Other	2,662	-	-	2,662	2,481	-	-	2,481
Corporate	-	-	-	295	-	-	-	472
Eliminations	-	-	-	(1,390)	-	-	-	(1,176)
Net revenues	$727,296	$105,622	$803,439	$1,635,262	$359,104	$81,576	$631,705	$1,071,681

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

Additional information related to our leases is as follows:

	Three Months Ended March 28, 2021	Nine Months Ended March 28, 2021
	(in thousands)
Lease costs:
Operating lease costs	$3,631	$10,657
Variable lease costs	5,513	15,163
Short-term lease cost	678	5,905
Sublease income	(203)	(609)
Total lease costs	$9,619	$31,116

Nine Months Ended
March 28, 2021
(in thousands)

Cash paid for amounts included in measurement of operating lease liabilities	$10,095
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,212

March 28, 2021
(in thousands)
Weighted-average remaining lease term - operating leases	8.9 years
Weighted-discount rate - operating leases	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of March 28, 2021 are as follows (in thousands):

Remainder of 2021	$3,604
2022	14,071
2023	13,893
2024	13,359
2025	10,977
Thereafter	52,444
Total Future Minimum Lease Payments	108,348
Less Imputed Remaining Interest	17,524
Total	$90,824

Note 14 – Commitments and Contingencies

Litigation

Bed Bath & Beyond:

On April 1, 2020, the Seller commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Purchase Agreement”), dated February 14, 2020, between Seller, PersonalizationMall, the Company and the Purchaser, pursuant to which the Seller agreed to sell to Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall. The action was initiated after the Company requested a reasonable delay in the closing under the Purchase Agreement due to the unprecedented circumstances created by COVID-19. The Complaint requested an order of specific performance to consummate the transaction under the Purchase Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that set a trial date for late September 2020.  On July 21, 2020, the Company and Seller entered into a settlement agreement, pursuant to which the Company agreed to move forward with its purchase of PersonalizationMall for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. In connection with the settlement agreement, the parties executed a Stipulation and Proposed Order of Dismissal, resulting in the voluntary dismissal with prejudice of the litigation relating to the transaction.

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

The COVID-19 pandemic has affected, and will continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, as we enter its peak selling season, we continue to see strong e-commerce demand in our floral business through the first four weeks of our fourth quarter of fiscal year 2021. With that said, there are also headwinds (and resulting increased costs) that have been, and will continue to impact our operations during the foreseeable future, including the following:

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

●

Wholesale volume reductions - we have seen a reduction in our wholesale business as a result of COVID-19, which impacted our first, second and third quarter results within our Gourmet Foods and Gift Baskets segment as many of our large wholesale customers were taking a cautious approach to the holiday season due to the uncertainty surrounding the future impact of COVID-19 on their brick and mortar retail stores.

●

Increased operating costs - we are seeing some increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts, as well as overall wage rate increases.

●	Fulfillment capacity constraints – the nationwide increase in e-commerce volume has also resulted in third-party carrier capacity constraints, in addition to increased delivery costs.

The scale and overall economic impact of the COVID-19 crisis is still very difficult to assess as the Company begins to annualize the impact that COVID-19 has had on consumer behavior. However, the Company believes that the e-commerce operating platform it has built over the years, combined with its diversified product line, and ability to engage with its customers will allow it to successfully navigate this challenging environment and continue to grow revenues at a double-digit pace through the remainder of fiscal 2021 and into fiscal 2022. We remain focused on three key elements of our business strategy:

●	Taking care of the health and safety of our associates, our BloomNet florists, our vendors and our customers,

●	Maintaining our financial strength and flexibility, and

●	Continuing to invest in areas of our business that can help drive future growth.

Company Guidance

The Company’s guidance for its fiscal fourth quarter ending June 27, 2021 is based on several factors including:

o

continued solid ecommerce demand in the 1-800-Flowers.com floral business that has carried into April combined with anticipated contributions from PersonalizationMall, partially offset by the shift of some Easter revenues into the Company’s third quarter, and;

o

the challenging comparison with the prior year period which included record top and bottom-line growth resulting from the surge in ecommerce demand and significantly lower year-over-year digital marketing pricing associated with the initial impact of the COVID-19 pandemic.

●	As a result, the Company expects to achieve total consolidated revenue growth for its fiscal fourth quarter in a range of 10-to-15 percent, compared with the prior year period.

●

Based on this revenue growth, somewhat offset by higher digital marketing costs, the Company anticipates achieving Adjusted EBITDA for its fiscal fourth quarter in a range of $25.0 million -to- $30 million, compared with $32.5 million in the prior year period, and EPS in a range of $0.18-to-$0.20, compared with EPS of $0.23 in the prior year period.

●	Combined with the results of its first three fiscal quarters, the Company anticipates achieving the following results for its full 2021 fiscal year:
o	Revenue growth of approximately 40 percent to total revenue for the year of more than $2.0 billion compared with $1.49 billion in the prior year.
o	Adjusted EBITDA in a range of $208.0 million -to- $213.0 million compared with $129.5 million in the prior year, and
o	EPS in a range of $1.75 -to- $1.80 compared with EPS of $0.98 in the prior year.

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

EBITDA and adjusted EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, NQDC Plan investment appreciation/depreciation, and for certain items affecting period-to-period comparability. See Segment Information for details on how EBITDA and adjusted EBITDA were calculated for each period presented.

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

Adjusted net income (loss) and adjusted or comparable net income (loss) per common share

We define adjusted net income (loss) and adjusted or comparable net income (loss) per common share as net income (loss) and net income (loss) per common share adjusted for certain items affecting period-to-period comparability. See Segment Information below for details on how adjusted net income (loss) and adjusted or comparable net income (loss) per common share were calculated for each period presented.

We believe that adjusted net income (loss) and adjusted or comparable net income (loss) per common share are meaningful measures because they increase the comparability of period-to-period results.

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

	Three Months Ended
	March 28, 2021	March 29, 2020	PersonalizationMall Litigation & Transaction Costs	As Adjusted (non-GAAP) March 29, 2020	% Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$260,393	$152,620	$-	$152,620	70.6%
BloomNet	38,833	30,414	-	30,414	27.7%
Gourmet Foods & Gift Baskets	175,245	95,906	-	95,906	82.7%
Corporate	54	112	-	112	-51.8%
Intercompany eliminations	(291)	(276)	-	(276)	-5.4%
Total net revenues	$474,234	$278,776	$-	$278,776	70.1%

Gross profit:
Consumer Floral & Gifts	$98,397	$59,943	$-	$59,943	64.2%
	37.8%	39.3%		39.3%

BloomNet	17,194	14,401	-	14,401	19.4%
	44.3%	47.3%		47.3%

Gourmet Foods & Gift Baskets	69,091	32,956	-	32,956	109.6%
	39.4%	34.4%		34.4%

Corporate	17	152	-	152	-88.8%
	31.5%	135.7%		135.7%

Total gross profit	$184,699	$107,452	$-	$107,452	71.9%
	38.9%	38.5%	-	38.5%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$22,537	$15,439	$-	$15,439	46.0%
BloomNet	12,042	10,025	-	10,025	20.1%
Gourmet Foods & Gift Baskets	12,132	(6,275)	-	(6,275)	293.3%
Segment Contribution Margin Subtotal	46,711	19,189	-	19,189	143.4%
Corporate (b)	(35,128)	(22,274)	911	(21,363)	-64.4%
EBITDA (non-GAAP)	11,583	(3,085)	911	(2,174)	632.8%
Add: Stock-based compensation	2,871	2,396	-	2,396	19.8%
Add: Compensation charge related to NQDC Plan Investment Appreciation/(Depreciation)	916	(2,611)	-	(2,611)	135.1%
Adjusted EBITDA (non-GAAP)	$15,370	$(3,300)	$911	$(2,389)	743.4%

	Nine Months Ended
	March 28, 2021	Personalization Mall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) March 28, 2021	March 29, 2020	Personalization Mall Litigation & Transaction Costs	As Adjusted (non-GAAP) March 29, 2020	% Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$727,296	$-	$-	$727,296	$359,104	$-	$359,104	102.5%
BloomNet	105,622	-	-	105,622	81,576	-	81,576	29.5%
Gourmet Foods & Gift Baskets	803,439	-	-	803,439	631,705	-	631,705	27.2%
Corporate	295	-	-	295	472	-	472	-37.5%
Intercompany eliminations	(1,390)	-	-	(1,390)	(1,176)	-	(1,176)	-18.2%
Total net revenues	$1,635,262	$-	$-	$1,635,262	$1,071,681	$-	$1,071,681	52.6%

Gross profit:
Consumer Floral & Gifts	$298,457	$-	$-	$298,457	$140,537	$-	$140,537	112.4%
	41.0%			41.0%	39.1%		39.1%

BloomNet	48,852	-	-	48,852	40,520	-	40,520	20.6%
	46.3%			46.3%	49.7%		49.7%

Gourmet Foods & Gift Baskets	350,988	-	-	350,988	271,360	-	271,360	29.3%
	43.7%			43.7%	43.0%		43.0%

Corporate	128	-	-	128	353	-	353	-63.7%
	43.4%			43.4%	74.8%		74.8%
Total gross profit	$698,425	$-	$-	$698,425	$452,770	$-	$452,770	54.3%
	42.7%	-	-	42.7%	42.2%	-	42.2%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$87,430	$-	$-	$87,430	$34,853	$-	$34,853	150.9%
BloomNet	34,604	-	-	34,604	27,516	-	27,516	25.8%
Gourmet Foods & Gift Baskets	145,172	-	(483)	144,689	100,512	-	100,512	44.0%
Segment Contribution Margin Subtotal	267,206	-	(483)	266,723	162,881	-	162,881	63.8%
Corporate (b)	(101,582)	5,403	-	(96,179)	(71,583)	911	(70,672)	-36.1%
EBITDA (non-GAAP)	165,624	5,403	(483)	170,544	91,298	911	92,209	85.0%
Add: Stock-based compensation	8,229	-	-	8,229	6,441	-	6,441	27.8%
Add: Compensation charge related to NQDC Plan Investment Appreciation/(Depreciation)	4,123	-	-	4,123	(1,653)	-	(1,653)	349.4%
Adjusted EBITDA (non-GAAP)	$177,976	$5,403	$(483)	$182,896	$96,086	$911	$96,997	88.6%

Reconciliation of net income (loss) to adjusted net income (loss) (non-GAAP):	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except per share data)

Net income (loss)	$1,427	$(9,657)	$105,342	$49,224
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP)
Add: PersonalizationMall litigation and transaction costs	-	911	5,403	911
Deduct: Harry & David store closure cost adjustment	-	-	(483)	-
Deduct: Income tax benefit on adjustments	79	(217)	(1,038)	(217)
Adjusted net income (loss) (non-GAAP)	$1,506	$(8,963)	$109,224	$49,918

Basic and diluted net income (loss) per common share
Basic	$0.02	$(0.15)	$1.63	$0.76
Diluted	$0.02	$(0.15)	$1.58	$0.74

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$0.02	$(0.14)	$1.69	$0.77
Diluted	$0.02	$(0.14)	$1.64	$0.75

Weighted average shares used in the calculation of net income (loss) and adjusted net income (loss) per common share
Basic	64,885	64,348	64,644	64,517
Diluted	66,474	64,348	66,564	66,378

Reconciliation of net income (loss) to adjusted EBITDA (non-GAAP):	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)

Net income (loss)	$1,427	$(9,657)	$105,342	$49,224
Add: Interest expense, net	608	2,752	319	3,441
Add: Depreciation and amortization	11,892	7,803	31,792	23,268
Add: Income tax expense	-	-	28,171	15,365
Deduct: Income tax benefit	2,344	3,983	-	-
EBITDA	11,583	(3,085)	165,624	91,298
Add: Stock-based compensation	2,871	2,396	8,229	6,441
Add: Compensation charge related to NQDC plan investment appreciation/(depreciation)	916	(2,611)	4,123	(1,653)
Add: Personalization Mall litigation and transaction costs	-	911	5,403	911
Deduct: Harry & David store closure cost adjustment	-	-	(483)	-
Adjusted EBITDA	$15,370	$(2,389)	$182,896	$96,997

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

Results of Operations

Net revenues

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$424,768	$231,851	83.2%	$1,441,441	$847,985	70.0%
Other	49,466	46,925	5.4%	193,821	223,696	-13.4%
Total net revenues	$474,234	$278,776	70.1%	$1,635,262	$1,071,681	52.6%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 70.1% and 52.6% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, due to higher revenues across our three business segments (+55.7% and +35.5% on a pro-forma basis for the three and nine months ended March 28, 2021, compared to the respective prior year periods, excluding the impact of PersonalizationMall, which was acquired on August 3, 2020, and is included in our Consumer Floral & Gifts segment) as the favorable growth trends we had been seeing in everyday gifting occasions beginning with the fourth quarter of fiscal 2020 continued through the 2020 holiday gifting season and into the third quarter of fiscal 2021. The marketing and merchandising investments that the Company has made across its brands, including product offerings and messaging that have resonated with our customers, coupled with the strategic acquisitions of Shari’s Berries® in August of 2019 and PersonalizationMall.com® in August of 2020, have enabled the Company to capitalize on the consumer behavioral shift to e-commerce shopping accelerated by the pandemic. In addition, the Easter holiday was on April 4th in 2021, compared to April 12th in 2020, resulting in the shift of some Easter-related revenue and associated EBITDA, into the Company’s fiscal third quarter.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	March 28, 2021				March 29, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$257,982	$-	$166,786	$424,768	$150,491	$-	$81,360	$231,851
Retail	1,429	-	1,660	3,089	1,166	-	5,030	6,196
Wholesale	-	12,383	6,799	19,182	-	10,801	9,516	20,317
BloomNet services	-	26,450	-	26,450	-	19,613	-	19,613
Other	982	-	-	982	963	-	-	963
Corporate	-	-	-	54	-	-	-	112
Eliminations	-	-	-	(291)	-	-	-	(276)
Net revenues	$260,393	$38,833	$175,245	$474,234	$152,620	$30,414	$95,906	$278,776

	Nine months ended				Nine months ended
	March 28, 2021				March 29, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$721,049	$-	$720,392	$1,441,441	$353,436	$-	$494,549	$847,985
Retail	3,585	-	7,321	10,906	3,187	-	35,640	38,827
Wholesale	-	32,826	75,726	108,552	-	26,819	101,516	128,335
BloomNet services	-	72,796	-	72,796	-	54,757	-	54,757
Other	2,662	-	-	2,662	2,481	-	-	2,481
Corporate	-	-	-	295	-	-	-	472
Eliminations	-	-	-	(1,390)	-	-	-	(1,176)
Net revenues	$727,296	$105,622	$803,439	$1,635,262	$359,104	$81,576	$631,705	$1,071,681

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) increased by 83.2% and 70.0% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, as a result of growth within the Gourmet Foods & Gift Baskets segment of 105.0% and 45.7%, and the Consumer Floral & Gifts segment of 71.4% and 104.0%, which includes the revenues of PersonalizationMall, since its date of acquisition on August 3, 2020. Excluding revenues attributable to PersonalizationMall, e-commerce revenues for the enterprise increased 65.9% and 48.4% during the three and nine months ended March 28, 2021.

The Company fulfilled approximately 6.3 and 19.5 million orders through its e-commerce sales channels (online and telephonic sales), during the three and nine months ended March 28, 2021, respectively, an increase of 81.2% and 78.1% compared to the same period of the prior year, while average order value increased 1.1% to $67.88 during the three months ended March 28, 2021 and decreased 4.6% to $74.05 during the nine months ended March 28, 2021. The decrease in average order value during the nine month period ended March 28, 2021 was attributable to the impact of the mix of PersonalizationMall order volumes.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues increased by 5.4% during the three months ended March 28, 2021, compared to the same period of the prior year, due to increases in BloomNet segment revenues driven by higher network order volumes, partially offset by wholesale/retail sales channel declines within the Gourmet Foods & Gift Baskets segment, due to: (i) the closure of Harry & David retail store operations in the fourth quarter of fiscal 2020, and (ii) reduced order volumes from big-box retail store customers as a result of the pandemic.

Other revenues decreased by 13.4% during the nine months ended March 28, 2021, compared to the same period of the prior year, due to: (i) wholesale/retail sales channel declines within the Gourmet Foods & Gift Baskets segment, as big-box retail store customers reduced order volumes for the holiday season due to the pandemic, and (ii) the closure of Harry & David retail store operations in the fourth quarter of fiscal 2020, partially offset by an increase in BloomNet segment revenues.

Revenue by segment:

Consumer Floral & Gifts – this segment, which historically has consisted primarily of the operations of the 1-800-Flowers.com brand, but now includes revenues attributable to PersonalizationMall subsequent to its August 3, 2020 acquisition date, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations. Net revenues increased 70.6% and 102.5% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, reflecting: (i) the marketing and merchandising investments made in our flagship brand, which have driven our growth and market share gains that began in the second half of Fiscal 2018, continued through Fiscal 2020, and accelerated with the start of the pandemic, and (ii) the incremental revenues of PersonalizationMall. Excluding the revenues derived from PersonalizationMall, segment pro-forma revenue growth was 44.3% and 51.6% during the three and nine months ended March 28, 2021, respectively, despite the shift of the Valentine’s Day date placement from Friday in fiscal 2020 to Sunday in fiscal 2021, which normally results in a 20% reduction in demand.

BloomNet - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues increased 27.7% and 29.5% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, primarily due to increased: (i) settlement processing revenues, due to the higher florist-to-florist order volume, (ii) transaction, reciprocity and membership fees, driven primarily by increased order volume sent through the network, and (iii) favorable wholesale demand.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations. Net revenues increased 82.7% and 27.2% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, due to favorable e-commerce revenues across the segment, partially offset by reduced wholesale and retail volumes. E-commerce revenue growth of 105.0% and 45.7% during the three and nine months ended March 28, 2021, respectively, was the result of: (i) increased penetration of “everyday” volume, and increased holiday volume in the second quarter of fiscal 2021, both of which benefitted from the impact of the COVID-19 pandemic as product offerings, convenience, and brand sentiment resonated with customers, and (ii) a slight shift of Easter revenues into the third quarter of fiscal 2021 due to the timing of the holiday. Wholesale/retail channel revenues declined 41.8% and 39.5%, during the three and nine months ended March 28, 2021, respectively, as big-box retail store customers reduced order volumes due to the pandemic, and as a result of the closure of the Harry & David retail store operations in the fourth quarter of fiscal 2020.

Gross profit

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)

Gross profit	$184,699	$107,452	71.9%	$698,425	$452,770	54.3%
Gross profit %	38.9%	38.5%		42.7%	42.2%

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

Gross profit increased 71.9% and 54.3% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, as a result of the increase in revenues noted above. Gross profit percentage increased 40 basis points and 50 basis points, during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year. On a pro-forma basis, excluding the impact of PersonalizationMall, gross margin percentage was 38.2% and 41.7% during the three and nine months ended March 28, 2021, respectively.

Gross profit by segment:

Consumer Floral & Gifts segment - Gross profit increased by 64.2% during the three months ended March 28, 2021, compared to the same period of the prior year, as a result of the revenue increase noted above, partially offset by a decrease in gross margin percentage of 150 basis points, to 37.8% due to higher florist fulfillment costs, credits related to 3rd party delivery issues, including ice storms which affected on-time delivery performance during the Valentine’s Day holiday, and transportation costs, partially offset by pricing initiatives, reductions in discounts, and the acquisition of PersonalizationMall, which carries higher margins.

Gross profit increased by 112.4% during the nine months ended March 28, 2021, compared to the same period of the prior year, as a result of the revenue increase noted above and increases in gross margin percentage of 190 basis points, to 41.0%, primarily attributable to the acquisition of PersonalizationMall, which carries higher margins, as well as pricing initiatives and reductions in promotional activity after the onset of COVID-19, partially offset by higher product and delivery costs associated with the pandemic.

On a pro-forma basis, excluding the impact of PersonalizationMall, acquired on August 3, 2020, gross margin percentage was 36.1% and 37.9% during the three and nine months ended March 28, 2021, respectively.

BloomNet segment - Gross profit increased by 19.4% and 20.6% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, due to the increase in revenue noted above, partially offset by a decline in gross margin percentage of 300 basis points, to 44.3%, and 340 basis points, to 46.3% during the respective three months ended and nine months ended March 28, 2021, due to higher rebates (higher florist-to-florist volume) and unfavorable wholesale product margins due to mix, and higher shipping and product costs.

Gourmet Foods & Gift Baskets segment - Gross profit increased by 109.6% and 29.3% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, due to the revenue increase noted above, as well as an increase in gross profit percentage of 500 basis points, to 39.4%, and 70 basis points, to 43.7% during the three and nine months ended March 28, 2021, respectively. The improvement in gross margin percentage was primarily attributable to lower promotions, merchandise assortment, channel mix, and fixed cost efficiency, partially offset by higher transportation costs due to surcharges and expedited ship methods, as well as increased labor costs.

Marketing and sales expense

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)

Marketing and sales	$127,923	$78,606	62.7%	$402,904	$262,849	53.3%
Percentage of net revenues	27.0%	28.2%		24.6%	24.5%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 62.7% and 53.3% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, as a result of marketing initiatives designed to accelerate revenue growth and capture market share within both the Gourmet Foods & Gift Baskets segment, and the Consumer Floral & Gifts segment, which includes the incremental marketing costs of PersonalizationMall, which was acquired on August 3, 2020. On a pro-forma basis, excluding the impact of PersonalizationMall, marketing and sales as a percentage of net revenues, was 26.8% and 24.2% during the three and nine months ended March 28, 2021, respectively, compared to 28.2% and 24.5% in the same periods of the prior year, reflecting the operational efficiencies and platform leverage attributable to the revenue growth.

Technology and development expense

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)

Technology and development	$14,281	$11,900	20.0%	$39,937	$34,436	16.0%
Percentage of net revenues	3.0%	4.3%		2.4%	3.2%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expense increased 20.0% and 16.0% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, primarily due to increased consulting and labor costs, increased hosting and maintenance costs incurred to support the Company’s technology platform, in addition to the incremental technology costs associated with PersonalizationMall, which was acquired on August 3, 2020.

General and administrative expense

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)

General and administrative	$30,912	$20,031	54.3%	$89,960	$64,187	40.2%
Percentage of net revenues	6.5%	7.2%		5.5%	6.0%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 54.3% and 40.2% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, due to incremental costs related to: (i) PersonalizationMall (including transaction and litigation related costs), (ii) higher labor costs due to annual merit increases and performance related bonuses, as well as investment earnings on the Company’s NQDC Plan assets (offset within Other (income) expenses noted below), and (iii) incremental health and safety-related COVID-19 related expenses.

Depreciation and amortization expense

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)

Depreciation and amortization	$11,892	$7,803	52.4%	$31,792	$23,268	36.6%
Percentage of net revenues	2.5%	2.8%		1.9%	2.2%

Depreciation and amortization expense increased 52.4% and 36.6% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, primarily due to the incremental depreciation and customer list amortization associated with PersonalizationMall, recent short-lived IT related ecommerce/platform enhancements and accelerated depreciation on certain legacy systems, which are being replaced with modern platforms.

Interest (income) expense, net

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)

Interest expense, net	$1,553	$147	956.5%	$4,520	$1,727	161.7%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 956.5% and 161.7% during the three and nine months ended March 28, 2021, respectively, compared to the same periods of the prior year, due to the incremental interest expense associated with the New Term Loan, which was used to partially finance the acquisition of PersonalizationMall, and lower interest income on the Company’s outstanding cash balances due to lower interest rates.

Other (income) expense, net

	Three Months Ended			Nine Months Ended
	March 28, 2021	March 29, 2020	% Change	March 28, 2021	March 29, 2020	% Change
	(dollars in thousands)

Other (income) expense, net	$(945)	$2,605	136.3%	$(4,201)	$1,714	345.1%

Other income (expense), net for the three and nine months ended March 28, 2021, respectively, consists primarily of investment (gains)/losses on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax benefit of $2.3 million and income tax expense of $28.2 million during the three and nine months ended March 28, 2021, respectively, and income tax benefit of $4.0 million and income tax expense of $15.4 million during the three and nine months ended March 29, 2020, respectively. The Company’s effective tax rate for the three and nine months ended March 28, 2021 was 255.6% and 21.1%, respectively, compared to 29.2% and 23.8% in the same periods of the prior year. The effective rates for fiscal 2021 and fiscal 2020 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2020 Credit Agreement (see Note 8 - Debt in Item 1 for details). At March 28, 2021, the Company had working capital of $144.6 million, including cash and cash equivalents of $256.8 million, compared to working capital of $198.3 million, including cash and cash equivalents of $240.5 million, at June 28, 2020.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves, and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although the aforementioned increase in the Company’s “everyday” business has and is expected to continue to lessen the seasonality of our business.

The Company utilized cash on hand to fund its operations through August 2020. In September 2020, the Company borrowed under its Revolver to fund short-term working capital needs, with borrowings peaking at $70.0 million in November 2020. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the Revolver in December 2020. Based on current projected cash flows, the Company believes that available cash balances are expected to be sufficient to provide for the Company’s operating needs until the second quarter of fiscal year 2022, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company has no outstanding amount under its Revolver as of March 28, 2021.

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

Cash Flows

Net cash provided by operating activities of $218.2 million, for the nine months ended March 28, 2021, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation and amortization and stock-based compensation, combined with changes in working capital, including increases in accounts payable and accrued expenses (volume related), partially offset by increases in inventory (due to efforts to rebuild inventory levels to accommodate sales growth) and receivables (volume related).

Net cash used in investing activities of $279.0 million, for the nine months ended March 28, 2021, was primarily attributable to the acquisition of PersonalizationMall for $250.9 million, capital expenditures of $26.8 million related to the Company's technology initiatives, as well as manufacturing production and warehousing equipment.

Net cash provided by financing activities of $77.1 million, for the nine months ended March 28, 2021, related to proceeds from bank borrowings of $265.0 million (including the Company’s New Term Loan in the amount of $100.0 million, which was used to repay borrowings then outstanding under the Company’s Revolver in the amount of $97.5 million), repayment of notes payable and bank borrowings of $172.5 million (including the $97.5 million repayment of the Revolver upon closing of the $100.0 million New Term Loan), and the acquisition of $14.8 million of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At March 28, 2021, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Purchase commitments	$106,061	$12,999	$6,861	$5,511	$3,750	$2,000	$137,182

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2020 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million and $0.8 million during the three and nine months ended March 28, 2021, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 28, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To the extent our normal procedures and controls related to our financial close or other reporting processes were adversely impacted by the COVID-19 outbreak, we took appropriate actions and safeguards to reasonably ensure the fair presentation of the financial statements in accordance with GAAP.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Bed Bath & Beyond:

On April 1, 2020, the Seller commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Purchase Agreement”), dated February 14, 2020, between Seller, PersonalizationMall, the Company and the Purchaser, pursuant to which the Seller agreed to sell to Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall. The action was initiated after the Company requested a reasonable delay in the closing under the Purchase Agreement due to the unprecedented circumstances created by COVID-19. The Complaint requested an order of specific performance to consummate the transaction under the Purchase Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that set a trial date for late September 2020.  On July 21, 2020, the Company and Seller entered into a settlement agreement, pursuant to which the Company agreed to move forward with its purchase of PersonalizationMall for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. In connection with the settlement agreement, the parties executed a Stipulation and Proposed Order of Dismissal, resulting in the voluntary dismissal with prejudice of the litigation relating to the transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million. As of March 28, 2021, $4.5 million remained authorized under the plan. Subsequent to the end of the quarter, on April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2021, which includes the period July 1, 2020 through March 28, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

06/29/20 - 07/26/20	-	$-	-	$19,320
07/27/20 - 08/23/20	-	$-	-	$19,320
08/24/20 - 09/27/20	36,355	$29.94	36,355	$18,231
09/28/20 - 10/25/20	-	$-	-	$18,231
10/26/20 - 11/22/20	305,941	$21.23	305,941	$11,735
11/23/20 - 12/27/20	203,842	$23.93	203,842	$6,850
12/28/20 - 01/24/21	70,438	$27.65	70,438	$4,900
01/25/21 - 02/21/21	12,821	$31.63	12,821	$4,494
02/22/21 - 03/28/21	-	$-	-	$4,494
Total	629,397	$23.54	629,397

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 7, 2021	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: May 7, 2021	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)