Form 10-K
period 2021-06-27
1 800 FLOWERS COM INC
filed 2021-09-10
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3117311 (I.R.S. Employer Identification No.)
Two Jericho Plaza, Floor 2, Jericho, NY 11753 (Address of principal executive offices) (Zip code)	(516) 237-6000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock	FLWS	The Nasdaq Stock Market

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

☐ Large accelerated filer	☒Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 24, 2020, was approximately $677,524,000. The registrant has no non-voting common stock.

36,967,794

(Number of shares of class A common stock outstanding as of September 3, 2021)

28,153,614

(Number of shares of class B common stock outstanding as of September 3, 2021)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended June 27, 2021

chery

PART I

Item 1.	BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. The Company’s business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Stock Yards® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; and DesignPac Gifts, LLC, a manufacturer of gift baskets and towers.

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

References in this Annual Report on Form 10-K to “1-800-FLOWERS.COM” and the “Company” refer to 1-800-FLOWERS.COM, Inc. and its subsidiaries. The Company’s principal offices are located at Two Jericho Plaza, Floor 2. Jericho, NY 11753 and its telephone number at that location is (516) 237-6000.

Narrative Description of Business

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

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, and gift-quality fruit baskets, dipped berries, as well as steaks, chops and prepared meals. The acquisition of PersonalizationMall.com LLC ("PersonalizationMall"), on August 3, 2021, has added an extensive selection of personalized products to our offerings. This extended line of gift offerings helps our customers with all of their celebratory occasions, and will enable the Company to increase the number of purchases and the average order value by existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. The Company’s consolidated customer database and multi-brand website is designed to dynamically engage our customers, further enhancing the Company’s position as a leading, one-stop destination for all of our customers’ gifting and celebratory needs.

As part of the Company’s continuing effort to serve the thoughtful gifting needs of our customers, and leverage its business platform, the Company continues to execute its vision to build a “Celebratory Ecosystem”, including a collection of premium gifting brands, and an increasing suite of products and services designed to help our customers deliver smiles to the important people in their lives.

The platform that the Company has built allows it to expand rapidly into new product categories using a “marketplace” concept, providing its customers with a wider selection of solutions to help them express, connect and celebrate for all occasions and recipients – including themselves. The Company intends to accomplish this through organic development, and where appropriate, through acquisition of complementary businesses. A summary of the Company’s significant brands and/or businesses follows:

CONSUMER FLORAL & GIFTS SEGMENT
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
Baker of premium cookies and related baked gifts, acquired in March 2005. Includes Mrs. Beasley’s®, a baker of cakes, muffins and gourmet gift baskets, acquired in March 2011.
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

The Company’s Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral and fruit arrangements and plants, gifts, personalized products, dipped berries, popcorn, gourmet foods and gift baskets, cookies, chocolates, candy, wine, and gift-quality fruit. In order to maximize sales opportunities, products are not exclusive to certain brands, and may be sold across business categories. The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s product development team works closely with its production team to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers' needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that customers have embraced and come to expect.

The Company’s net revenues from international sources were not material during fiscal years 2021, 2020 and 2019.

Flowers and Plants. The Company’s flagship 1-800-Flowers.com brand offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the Fruit Bouquets brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes.

Personalized Gifts. Through its PersonalizationMall brand, the Company offers a wide assortment of products using sublimation, embroidery, digital printing, engraving, and sandblasting to provide a unique, personalized experience to our customers.

Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry & David, Wolferman’s Bakery, Cushman’s and Moose Munch brands. The Company also licenses the Stock Yards name through which it sells premium meats. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolate offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

BloomNet. The Company’s BloomNet business provides its members with products and services, including: (i) settlement processing, consisting of the settlement of orders between referring florists (including the 1-800-Flowers.com brand) and fulfilling florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) access services, by which BloomNet florists are able to refer and fulfill orders, using Bloomlink®, the Company’s proprietary Internet-based system, (iv) other products and services, including web hosting, marketing, designer education and point of sale systems, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers.com purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, engage with its customers, increase customer acquisition, build customer loyalty, encourage repeat purchases and drive long-term growth. The Company’s goal is to create a celebratory ecosystem that makes its brands synonymous with thoughtful gifting and to help our customers “send smiles” every day. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations, social media and strategic relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base. The Company’s focus is to create marketing messaging that is more relevant to the customer, to engage with our customers in a two-way dialog and to focus on the experience of the connection. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, by providing value-added loyalty programs such as Celebrations Reminders® and Celebrations Passport® and continually investing and innovating how and where it engages with its customers.

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

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies to give its customers the best possible shopping experience, whether online or over the telephone. Orders are fed directly from the Company’s secure websites, or with the assistance of a gift advisor, into our internally developed transaction processing system, which captures the required customer and recipient information. The system then routes the order to the appropriate distribution center or, for florist fulfilled or drop-shipped items, selects a florist or vendor to fulfill the customer's order and electronically refers the necessary information using BloomLink, the Company’s proprietary Internet-based system. The Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

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

Personalized Gifts. Through its acquisition of PersonalizationMall, the Company offers a broad selection of personalized gifts and keepsakes which are manufactured utilizing same-day/next-day capabilities, and distributed from its Bolingbrook, IL facility.

Gourmet Foods & Gift Baskets. The Company offers a wide array of premium brand signature baked products, confections, gift baskets, gourmet popcorn, dipped berries, giftable fruit towers and baskets through its Gourmet Foods & Gift Baskets’ brands. The Company’s Cheryl’s cookies and baked gifts are manufactured in its baking facility in Westerville, Ohio, while The Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, located in Melrose Park, Illinois. Our products are distributed from a combination of Company owned and leased distribution facilities, across the country, which are shared by our brands in order to reduce both transit time to customer and overall logistics costs. Dipped berries and other specialty treats for our Shari’s Berries brand are manufactured and fulfilled through our network of dropship vendors.

Sources and Availability of Raw Materials

The Company’s raw materials consist of ingredients for manufactured products (including various commodities such as sugar, flour, cacao, eggs, fruit and flowers), packaging supplies, and other supplies used in the manufacturing and transportation processes (such as fuel, natural gas and derivative products). Except for certain crops which are grown on our Harry & David orchard, all of the raw materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay, and the availability of these materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. We utilize a global supply chain that includes both U.S. and international suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume we need to meet customer demand, to receive those materials timely through our supply chain and to produce, manufacture and distribute those products determines, in part, our ability to grow the business, and the appeal of our merchandise assortment we offer to our customers.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves, and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although the aforementioned increase in the Company’s “everyday” business has and is expected to continue to lessen the seasonality of our business. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. During fiscal 2021, our fiscal second quarter revenues represented approximately 41% of annual revenues, while our first, third and fourth quarters generated 13%, 22%, and 24%, respectively.

In preparation for the Company’s second quarter holiday season, the Company significantly increases its inventories. This seasonal build has traditionally been financed by cash flows from operations, supplemented by bank line of credit, which peaks in November. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company’s fiscal second quarter.

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

Human Capital

Employees. We focus on attracting, developing and retaining skilled, diverse talent, including recruiting from among the universities across the markets in which we compete and are generally able to select top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. As of June 27, 2021, the Company had a total of approximately 4,800 full and part-time employees, all located in the United States. During peak periods, the Company substantially increases the number of customer service, manufacturing, and fulfillment personnel. The Company’s employees are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good. Our employees are a key source of competitive advantage and their actions, guided by our Code of Ethics, are critical to the long- term success of our business.

Workforce Diversity. As a company we are committed to building an inclusive and equitable culture that embraces and celebrates our associates’ diverse backgrounds and unique life experiences.

Compensation and Benefits. The Company aims to attract and retain a talented workforce by offering competitive compensation and benefits, strong career development and a respectful and inclusive culture that provides equal opportunity for all. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our associates work. We encourage and reward employees based upon the achievement of financial and other key performance metrics, which strengthens the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to eligible associates to align such associates’ incentives with the Company’s long-term strategic objectives and the interests of our stockholders. We also offer competitive benefit programs, in line with local practices with flexibility to accommodate the needs of a diverse workforce, including paid vacation and holidays, family leave, disability insurance, life insurance, healthcare, and a 401(k) plan with a company match.

Health, Safety and Wellness. From a workplace safety standpoint, we focus on training, awareness, behavioral based work observation practices, and culture in our continuous effort to reduce workplace injuries and accidents. We are continually focused on the safety of our associates and have a strong emphasis on identifying and addressing the safety risks to and concerns of our associates. We acted quickly to develop and implement enhanced safety protocols to address the COVID-19 pandemic and protect the health and safety of our associates.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the United States Securities and Exchange Commission ("SEC"). Also note we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.

Macroeconomic Conditions and Related Risk Factors

The financial and credit markets and consumer sentiment have and; will experience significant volatility, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. The Company’s business and operating results are subject to economic conditions and their impact on consumer discretionary spending. Factors that may negatively impact consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. In the recent past, the financial crisis has impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Adverse economic changes could reduce consumer confidence and could thereby affect our operating results. In challenging and uncertain economic environments, including the COVID-19 pandemic, we cannot predict when macroeconomic conditions uncertainty may arise and whether such circumstances could impact the Company.

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

Consumer spending on products sold by the Company may vary with general economic conditions. If general economic conditions deteriorate and the Company’s customers have less disposable income, consumers may spend less on its products and its operating results may suffer.

Increased shipping costs and supply chain disruptions may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. The Company has established relationships with Federal Express and other common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship the Company’s goods, and if the Company is forced to pass these costs onto customers, or if carrier capacity becomes constrained, the Company’s sales could be negatively impacted. In addition, ocean container availability and cost, as well as port disruptions could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships, revenues and earnings.

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

Business and Operational Risk Factors

Our recent growth rates may not be sustainable or indicative of our future growth. Our ability to maintain the substantial increase in sales we have experienced since the onset of the COVID-19 pandemic is uncertain. We have seen a substantial increase in sales from newly acquired customers and existing customers due in large part to the COVID-19 pandemic, resulting from home confinement mandates from state and local governments and closures of many brick-and-mortar stores. The extent to which our increased sales volume will continue or newly acquired customers will convert into repeat customers as vaccinations become more readily available and brick-and-mortar stores continue to re-open is uncertain. Further, this uncertainty could result in a volatility of our stock price.

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

Information Technology and Systems

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

Legal, Regulatory, Tax and Other Risks

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

Many governmental regulations may impact the Internet, which could affect the Company’s ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may adversely impact the growth in the use of the Internet or the Company’s websites. The Company expects there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for the Company’s products, increase its costs or otherwise adversely affect its business.

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

A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., Two Jericho Plaza, Suite 200, Jericho, NY 11753. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 27, 2021 that remain unresolved.

Item 2.	PROPERTIES

The table below lists the Company’s material properties at June 27, 2021:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,103,000	owned
Bolingbrook, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	361,176	leased
Medford, OR	Warehouse	Storage	310,000	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Obetz, OH	Warehouse	Distribution	339,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Burr Ridge, Il	Office, plant and warehouse	Manufacturing, distribution and administrative	109,722	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Carle Place, NY	Office	Headquarters	80,500	leased
Reno, NV	Warehouse	Distribution	70,000	leased
Obetz, OH	Warehouse	Storage - Holiday	62,000	leased
Memphis, TN	Warehouse	Distribution	40,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,590 (acres)	owned
Jackson County, OR	Land	Fallow land	1,771 (acres)	owned

Item 3.	LEGAL PROCEEDINGS

See Note 17. in Part IV, Item 15, for details.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock.

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2021, 389,209 shares of Class B common stock were converted into shares of Class A common stock, while none were converted during fiscal years 2019 and 2020.

Holders

As of September 3, 2021, there were approximately 202 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 3, 2021, there were approximately 11 stockholders of record of the Company’s Class B common stock.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the board of directors increased the authorization to $30.0 million, and on April 22, 2021, increased it once more to $40.0 million. The Company repurchased a total of $22.4 million (862,290 shares), $10.7 million (754,458 shares) and $14.8 million (1,230,303 shares) during the fiscal years 2021, 2020 and 2019, respectively, under this program. As of June 27, 2021, $32.5 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year 2021, which includes the period June 29, 2020 through June 27, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

06/29/20 - 07/26/20	-	$-	-	$19,320
07/27/20 - 08/23/20	-	$-	-	$19,320
08/24/20 - 09/27/20	36,355	$29.94	36,355	$18,231
09/28/20 - 10/25/20	-	$-	-	$18,231
10/26/20 - 11/22/20	305,941	$21.23	305,941	$11,735
11/23/20 - 12/27/20	203,842	$23.93	203,842	$6,850
12/28/20 - 01/24/21	70,438	$27.65	70,438	$4,900
01/25/21 - 02/21/21	12,821	$31.63	12,821	$4,494
02/22/21 - 03/28/21	-	$-	-	$4,494
03/29/21 - 04/25/21	-	$-	-	$4,494
04/26/21 - 05/23/21	142,893	$32.71	142,893	$35,322
05/24/21 - 06/27/21	90,000	$31.80	90,000	$32,457
Total	862,290	$25.92	862,290

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

The selected consolidated statement of income data for the years ended June 27, 2021, June 28, 2020 and June 30, 2019 and the consolidated balance sheet data as of June 27, 2021 and June 28, 2020 have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended July 1, 2018 and July 2, 2017, and the selected consolidated balance sheet data as of June 30, 2019 and July 1, 2018, and July 2, 2017, are derived from the Company’s audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The following tables summarize the Company’s consolidated statement of income and balance sheet data. The Company acquired PersonalizationMall in August 2020. The Company acquired Shari’s Berries in August 2019. In May 2017, the Company completed the disposition of its Fannie May business. The following data reflects the results of operations of these subsidiaries since their respective dates of acquisition, and /or until their respective date of disposition. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years ended
	June 27, 2021	June 28, 2020	June 30, 2019	July 1, 2018	July 2, 2017
Consolidated Statement of Income Data:	(in thousands, except per share data)

Net revenues	$2,122,245	$1,489,637	$1,248,623	$1,151,921	$1,193,625
Cost of revenues	1,225,816	867,441	722,502	662,896	673,344
Gross profit	896,429	622,196	526,121	489,025	520,281
Operating expenses:
Marketing and sales	533,268	363,227	319,636	298,810	317,527
Technology and development	54,428	48,698	43,758	39,258	38,903
General and administrative	117,136	97,394	87,654	77,440	84,116
Depreciation and amortization	42,510	32,513	29,965	32,469	33,376
Total operating expenses	747,342	541,832	481,013	447,977	473,922
Operating income	149,087	80,364	45,108	41,048	46,359
Interest expense, net	5,860	2,438	2,769	3,631	5,821
Other income (expense), net	5,888	(84)	644	605	15,471
Income before income taxes	149,115	77,842	42,983	38,022	56,009
Income tax expense (benefit)	30,463	18,844	8,217	(2,769)	11,968
Net income	118,652	58,998	34,766	40,791	44,041

Basic net income per common share	$1.83	$0.92	$0.54	$0.63	$0.68
Diluted net income per common share	$1.78	$0.89	$0.52	$0.61	$0.65

Weighted average shares used in the calculation of net income per common share:
Basic	64,739	64,463	64,342	64,666	65,191
Diluted	66,546	66,408	66,457	66,938	67,735

	As of
	June 27, 2021		June 28, 2020		June 30, 2019		July 1, 2018	July 2, 2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$173,573		$240,506		$172,923		$147,240	$149,732
Working capital	134,121		198,298		175,741	**	148,222	132,227
Total assets	1,076,679	***	774,435	***	606,440	**	570,889	552,470	*
Long-term liabilities	567,609	***	194,329	***	136,232		131,186	145,056	*
Total 1-800-FLOWERS.COM, Inc. stockholders' equity	509,070		399,774		342,711	**	314,904	282,239

* In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends ASC 835-30, “Interest – Imputation of Interest.” The Company adopted this ASU in fiscal 2017, and the impact of the adoption of the new guidance was to reclassify $3.6 million of deferred financing costs previously included within “Other Assets” to “Long-term debt” in the consolidated balance sheets as of July 2, 2017.

** In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” amending revenue recognition guidance (“ASC 606”). The Company adopted this ASU in fiscal 2019, for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by $0.3 million, reduced accrued expenses by $1.1 million and decreased prepaid expense by $0.8 million. The comparative information presented in this Form 10-K has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact to our net income for the fiscal year 2019.

*** In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet. We adopted the new standard effective fiscal 2020 and elected the optional transition method and therefore, we did not apply the standard to the comparative periods presented in our financial statements. The adoption of the new standard had a material impact to the Company’s Consolidated Balance Sheets, but no impact to the Consolidated Statements of Income (Operations) or Consolidated Statements of Cash Flows. As such, we recorded operating lease liabilities of $80.7 million, based on the present value of the remaining minimum rental payments using discount rates as of the effective date, and a corresponding right-of-use assets of $78.7 million based on the operating lease liabilities adjusted for deferred rent and lease incentives received.

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

The Company’s business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Stock Yards® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; and DesignPac Gifts, LLC, a manufacturer of gift baskets and towers.

Business Segments

The Company operates in the following three business segments: Consumer Floral & Gifts, Gourmet Foods & Gift Baskets, and BloomNet. The Consumer Floral & Gifts segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, PersonalizationMall, FruitBouquets.com, Flowerama, and Goodsey, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David, Wolferman’s Bakery, Moose Munch, Stock Yards, Cheryl’s, Mrs. Beasley’s, The Popcorn Factory, DesignPac, 1-800-Baskets.com, Simply Chocolate and Shari’s Berries. The BloomNet segment includes the operations of BloomNet and Napco.

See Item 1 in Part I for a detailed description of the Company’s business.

Fiscal 2021 Results

Fiscal 2021 was a transformative year for the Company. Over the past several years, we have grown from a collection of specialty brands into a unique ecommerce platform that inspires and enables our customers to express, connect and celebrate. The success that the Company experienced in fiscal 2021 began with the foundation laid during fiscal 2018 when the Company implemented a three-year plan focused on three primary objectives: (i) "E-commerce Growth Initiatives” (ii) “Focused Loyalty and "Coordinated Promotional Activity”, and (iii) “BloomNet Growth.” These objectives formulated the backbone of the long-term customer acquisition efforts implemented by our flagship 1-800-Flowers.com and Harry & David brands, and the roll-out of our successful Passport loyalty program. The revenue and earnings growth achieved in fiscal 2021 was made possible by the momentum that we have been building over the last several years, backed by the investments made in our products, technology, marketing capabilities, production and fulfillment infrastructure and our people. This momentum is evidenced in our revenue growth trend of 8.4% in Fiscal 2019, approximately 9.0% in fiscal 2020, prior to the onset of the COVID-19 pandemic, before finishing the year at 19.3%, and ultimately reaching 42.5% in fiscal 2021.

As a result of our assortment of products and services designed to help our customers deliver smiles, including the timely, accretive acquisition of PersonalizationMall, combined with our agile fulfillment infrastructure, which can quickly flex with changing sales, we were well positioned to take advantage of the shift in consumer behavior brought on by the pandemic, which dramatically accelerated the shift to e-commerce shopping. Over the span of two years, the Company grew from $1.2 billion in fiscal 2019 to $2.1 billion in fiscal 2021, and delivered adjusted EBITDA of $213.1 million in fiscal 2021, compared to $129.5 million in fiscal 2020 and $82.1 million in fiscal 2019. Net income increased from $34.8 million in fiscal 2019 to $59.0 million in fiscal 2020 and $118.6 in fiscal 2021.

We believe it is helpful to review our earnings performance based on EBITDA, excluding the impact of certain items. In consolidation, on a pro forma basis, adjusting fiscal 2021 for: (i) the negative impact on EBITDA of costs associated with the acquisition of PersonalizationMall ($5.4 million), and (ii) gains on non-qualified deferred compensation ('NQDC") plan assets ($5.7 million), partially offset by (iii) favorable settlements of Harry & David store lease closure costs ($0.5 million), and adjusting fiscal 2020 to exclude: (i) costs associated with the acquisition of PersonalizationMall ($2.7 million), (ii) Harry & David store closure costs ($5.2 million), and gains on NQDC assets ($0.3 million), fiscal 2021 Adjusted EBITDA was $213.1 million, compared to $129.5 million in fiscal 2020.

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

The Company used a combination of cash on its balance sheet and its existing credit facility to fund the $245.0 million purchase (subject to certain working capital and other adjustments), which included its newly renovated, leased 360,000 square foot state-of-the-art production and distribution facility, as well as customer database, tradenames and website. PersonalizationMall’s revenues were approximately $171.2 million during its fiscal year ended February 29, 2020.

Amended Credit Agreement

Subsequent to, but in contemplation of the acquisition of PersonalizationMall, on August 20, 2020, the Company entered into a First Amendment to its 2019 Credit Agreement to: (i) increase the aggregate principal amount of the existing revolving credit facility ("Revolver") commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The New Term Loan will mature on May 31, 2024. The New Term Loan is payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity. The $100.0 million proceeds of the New Term Loan were used to repay the $95.0 million borrowing, which had been drawn on its existing Revolver to finance the acquisition, as well as financing fees of approximately $2.0 million.

COVID-19 Impact

In response to the global pandemic, the Company has taken actions to ensure employee safety and business continuity, informed by the guidelines set forth by local, state and federal government and health officials. These initiatives included developing a “Pandemic Preparedness and Response Plan,” establishing an internal “nerve center” to allow for communication and coordination throughout the business, designing workstream teams to promote workforce protection and supply chain management, and dedicating resources to support customers, vendors, franchisees, and our BloomNet member florists.

The COVID-19 pandemic has affected, and is expected to continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, we continue to see strong e-commerce demand for gourmet foods and gift baskets and our floral and personalized products. With that said, there are headwinds (and resulting increased costs) that have impacted our fiscal 2021 results, and will continue to impact our operations for the foreseeable future, including the following:

●

Retail store closures – on March 20, 2020, in response to government actions, and for the safety of its employees, the Company temporarily closed its Cheryl’s and Harry & David retail stores. Affected employees were provided with Company paid special COVID leave pay through April 3rd, as the nation and the Company worked to understand the extent and potential length of the crisis. On April 14th, the difficult decision was made to permanently close 38 of our 39 Harry & David retail stores. As a result, the Company incurred a charge of approximately $5.2 million in our fourth quarter of fiscal 2020 for lease obligations, employee costs and other store closure costs. Annual revenues attributable to the closed locations was approximately $33.0 million.

●

Wholesale volume reductions – in comparison to fiscal 2020, wholesale revenues within our Gourmet Foods and Gift Baskets segment were negatively impacted during our first, second and third quarters, as many of our large wholesale customers were taking a cautious approach due to the uncertainty surrounding the future impact of COVID-19 on their brick and mortar retail stores.

●

Increased operating costs - we are seeing increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts, as well as overall wage rate increases, and labor supply shortages.

●

Supply chain constraints – the nationwide increase in e-commerce volume has also resulted in third-party carrier capacity constraints, and higher delivery costs. Ocean transport costs and capacity shortages, caused by the ongoing global recovery from the pandemic, have created supply chain shortages and increased costs.

The scale and overall economic impact of the COVID-19 crisis is still very difficult to assess as the Company begins to annualize the impact that COVID-19 has had on consumer behavior. However, the Company believes that the operating platform it has built over the years, combined with its diversified product line, and ability to engage with its customers will allow it to successfully navigate this challenging environment and continue to grow revenues through fiscal 2022.

Looking ahead, we believe we are well positioned to deepen the relationships we have with our customers by engaging with them across a broad range of communication channels as we work to build a true community and offer our customers the most robust online gifting assortment.

Fiscal 2022 Guidance

For the fiscal 2022 full year, the Company is providing the following guidance:

●	Total revenue growth of 10.0 percent-to-12.0 percent compared with the prior year;
●	Adjusted EBITDA growth of 5.0 percent-to-8.0 percent;
●	EPS in line with fiscal 2021, as improved EBITDA is offset by higher depreciation and a higher effective tax rate; and
●	Free Cash Flow in excess of $100.0 million.

The Company’s guidance for the year is based on several factors including:

●

The significant increase in consumers shopping online where the Company’s broad product offering and brand portfolio makes it a leading destination for customers looking for solutions to help them connect, express themselves and celebrate - sentiments that have become more important than ever;

●	Significant expansion of the Company’s product offering, both organically and through strategic acquisitions like Shari’s Berries and PersonalizationMall.com;
●	Continued strong growth and positive behaviors in the Company’s customer file, including strong new-to-file customer growth as well as increased demand from existing customers; and
●	Continued strong growth in the Company’s Celebrations Passport® loyalty program, which is helping drive increased frequency, retention, and cross-category/cross-brand purchases.

The Company is also aware of several headwinds affecting its business, including:

●	A challenging labor market with both limited availability and rising wage rates; and
●	Significant increases in both inbound and outbound shipping rates as well as higher commodity costs.

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

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, adjusted EBITDA and adjusted net income, for fiscal years ended June 27, 2021 and June 28, 2020. For segment information for the fiscal year ended June 30, 2019, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

	Years Ended
	June 27, 2021	Personalization Mall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) June 27, 2021	June 28, 2020	Personalization Mall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) Jun 28, 2020	% Change
Net revenues:
Consumer Floral & Gifts	$1,025,015	$-	$-	$1,025,015	$593,197	$-	$-	$593,197	72.8%
BloomNet	142,919			142,919	111,766			111,766	27.9%
Gourmet Foods & Gift Baskets	955,607			955,607	785,547			785,547	21.6%
Corporate	341			341	591			591	-42.3%
Intercompany eliminations	(1,637)			(1,637)	(1,464)			(1,464)	-11.8%
Total net revenues	$2,122,245	$-	$-	$2,122,245	$1,489,637	$-	$-	$1,489,637	42.5%

Gross profit:
Consumer Floral & Gifts	$420,860	$-	$-	$420,860	$233,941	$-	$-	$233,941	79.9%
	41.1%			41.1%	39.4%			39.4%

BloomNet	64,978			64,978	54,193			54,193	19.9%
	45.5%			45.5%	48.5%			48.5%

Gourmet Foods & Gift Baskets	410,208			410,208	333,620			333,620	23.0%
	42.9%			42.9%	42.5%			42.5%

Corporate	383			383	442			442	-13.3%
	112.3%			112.3%	74.8%			74.8%
Total gross profit	$896,429	$-	$-	$896,429	$622,196	$-	$-	$622,196	44.1%
	42.2%	-	-	42.2%	41.8%	-	-	41.8%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$128,625	$-	$-	$128,625	$73,806	$-	$-	$73,806	74.3%
BloomNet	45,875			45,875	35,111			35,111	30.7%
Gourmet Foods & Gift Baskets	149,377		(483)	148,894	110,627		5,177	115,804	28.6%
Segment Contribution Margin Subtotal	323,877	-	(483)	323,394	219,544	-	5,177	224,721	43.9%
Corporate (b)	(132,280)	5,403		(126,877)	(106,667)	2,706		(103,961)	-22.0%
EBITDA (non-GAAP)	191,597	5,403	(483)	196,517	112,877	2,706	5,177	120,760	62.7%
Add: Stock-based compensation	10,835			10,835	8,434			8,434	28.5%
Add: Compensation charge related to NQDC Investment Appreciation	5,713			5,713	347			347	1546.4%
Adjusted EBITDA (non-GAAP)	$208,145	$5,403	$(483)	$213,065	$121,658	$2,706	$5,177	$129,541	64.5%

Reconciliation of net income to adjusted net income (non-GAAP):	Years Ended
	June 27, 2021	June 28, 2020

Net income	$118,652	$58,998
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: PersonalizationMall litigation and transaction costs	5,403	2,706
Add: Harry & David store closure cost	(483)	5,177
Deduct: Income tax benefit on adjustments	(1,005)	(1,908)
Adjusted net income (non-GAAP)	$122,567	$64,973

Basic and diluted net income per common share
Basic	$1.83	$0.92
Diluted	$1.78	$0.89

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.89	$1.01
Diluted	$1.84	$0.98

Weighted average shares used in the calculation of net income and adjusted net income per common share
Basic	64,739	64,463
Diluted	66,546	66,408

Reconciliation of net income to adjusted EBITDA (non-GAAP):	Years Ended
	June 27, 2021	June 28, 2020

Net income	$118,652	$58,998
Add: Interest expense/other (income), net	(28)	2,522
Add: Depreciation and amortization	42,510	32,513
Add: Income tax expense	30,463	18,844
EBITDA	191,597	112,877
Add: Stock-based compensation	10,835	8,434
Add: Compensation charge related to NQDC investment appreciation	5,713	347
Add: PersonalizationMall litigation and transaction costs	5,403	2,706
Add: Harry & David store closure cost	(483)	5,177
Adjusted EBITDA	$213,065	$129,541

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

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. fiscal years 2021, 2020 and 2019 which ended on June 27, 2021, June 28, 2020 and June 30, 2019, respectively, consisted of 52 weeks.

Net Revenues

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)
Net revenues:
E-Commerce	$1,879,550	52.8%	$1,230,385	23.2%	$998,359
Other	242,695	-6.4%	259,252	3.6%	250,264
	$2,122,245	42.5%	$1,489,637	19.3%	$1,248,623

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the year ended June 27, 2021, net revenues increased 42.5% in comparison to the prior year, reflecting strong growth across the Company’s three business segments. Excluding revenues of PersonalizationMall.com, which was acquired on August 3, 2020, total net revenues grew 26.6% in comparison to the prior year, as the favorable growth trends we had been seeing in everyday gifting occasions, beginning with the fourth quarter of fiscal 2020, continued through the third quarter of fiscal 2021, before normalizing with the annualization of the pandemic during the fourth quarter of fiscal 2021. The annual growth rate reflects “post-COVID-19” growth of 52.6% (35.5%, excluding PersonalizationMall) through the first three quarters of fiscal 2021, and “post-COVID-19 annualization” growth of 16.5% (3.8%, excluding PersonalizationMall) during the fourth quarter of fiscal 2021. The marketing and merchandising investments that the Company has made across its brands, including product offerings and messaging that have resonated with our customers, coupled with the strategic acquisitions of Shari’s Berries® in August of 2019 and PersonalizationMall.com® in August of 2020, have enabled the Company to capitalize on the consumer behavioral shift to e-commerce shopping accelerated by the pandemic.

During the year ended June 28, 2020, net revenues increased 19.3% in comparison to the prior year, reflecting strong execution of the Company’s strategy to engage with its customers and build deeper relationships and thereby drive sustainable, long-term growth. The annual growth rate reflects “pre-COVID-19” growth of approximately 8.3% through the first three quarters of fiscal 2020, and “post-COVID-19” growth of 61.0% during the fourth quarter of fiscal 2020. The Company experienced growth across its three business segments, reflecting the strategic marketing and merchandising investments across the Company’s brands, the continuing positive trends in everyday gifting occasions, increased self-consumption within the Gourmet Foods & Gift Baskets segment, as well as incremental revenues from Shari’s Berries, which was acquired on August 14, 2019. Excluding the incremental revenue contributed by Shari’s Berries, consolidated net revenues grew 16.3% in fiscal 2020 compared to the prior year.

Disaggregated revenue by channel follows:

	Years Ended
	June 27, 2021				June 28, 2020				June 30, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$1,015,716	$-	$863,834	$1,879,550	$585,585	$-	$644,800	$1,230,385	$489,463	$-	$508,897	$998,360
Retail	5,543	-	9,134	14,677	4,318	-	37,076	41,394	4,706	-	45,862	50,568
Wholesale	-	45,299	82,639	127,938	-	33,675	103,671	137,346	-	29,744	93,659	123,403
BloomNet	-	97,620	-	97,620	-	78,091	-	78,091	-	73,132	-	73,132
Other	3,756	-	-	3,756	3,294	-	-	3,294	3,596	-	-	3,596
Corporate	-	-	-	341	-	-	-	591	-	-	-	1,105
Eliminations	-	-	-	(1,637)	-	-	-	(1,464)	-	-	-	(1,541)
Total net revenues	$1,025,015	$142,919	$955,607	$2,122,245	$593,197	$111,766	$785,547	$1,489,637	$497,765	$102,876	$648,418	$1,248,623

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) increased 52.8% during fiscal 2021, comprised of 73.5% growth within the Consumer Floral & Gifts segment and 34.0% growth in the Gourmet Foods & Gift Baskets segment. During fiscal 2021, the Company fulfilled approximately 26.0 million e-commerce orders (an increase of 54.9% compared to fiscal 2020) at an average order value of $72.22 (a decrease of 1.4% compared to fiscal 2020).

E-commerce revenues increased 23.2% during fiscal 2020, comprised of 19.6% growth within the Consumer Floral segment and 26.7% growth in the Gourmet Foods & Gift Baskets segment. During fiscal 2020, the Company fulfilled approximately 16.4 million e-commerce orders (an increase of 24.1% compared to fiscal 2019) at an average order value of $74.94 (a decrease of 0.7% compared to fiscal 2019).

●

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral and Gourmet Foods & Gift Baskets segments. Other revenues decreased 6.4% during fiscal 2021, primarily as a result of the disposition of Harry & David stores in April 2020, and weak wholesale demand attributable to COVID-19, partially offset by 27.9% growth within the BloomNet segment.

Other revenues increased 3.6% during fiscal 2020, primarily as a result of 8.6% growth within the BloomNet segment, and 0.9% growth within the Gourmet Foods & Gift Baskets segment.

Revenue by segment:

Consumer Floral & Gifts – this segment, which historically has consisted primarily of the operations of the 1-800-Flowers.com brand, but now includes revenues attributable to PersonalizationMall, subsequent to its August 3, 2020 acquisition date, derives revenue from the sale of consumer floral products and gifts, primarily through its e-commerce sales channel (telephonic and online sales), as well as retail stores, and royalties from its franchise operations.

Net revenues increased 72.8%, during fiscal 2021, reflecting: (i) the marketing and merchandising investments made in our flagship brand, which have driven our growth and market share gains that began in the second half of fiscal 2018, continued through fiscal 2020, and accelerated with the start of the pandemic, and (ii) the incremental revenues of PersonalizationMall. Excluding the revenues derived from PersonalizationMall, segment pro-forma revenue growth was 33.0% during fiscal 2021, despite the shift of the Valentine’s Day date placement from Friday in fiscal 2020 to Sunday in fiscal 2021, which normally results in a 20% reduction in demand. The revenue increase was supported by the Company’s customer acquisition strategy, and a strategic combination of organic and investment spend, resulting in growth across our “everyday” gifting occasions, which focused on “Birthday”, “Anniversary”, “Sympathy” and “Just Because” occasions, as well as holiday specific occasions, including the Christmas, Valentine’s Day and Mother’s Day holidays. The acquisition of PersonalizationMall and its complementary product line contributed to the accelerated growth rate as it filled the personalization gift niche that our consumer and BGS customers requested.

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

Net revenues increased 27.9% during fiscal 2021, primarily due to increased: (i) settlement processing revenues, due to higher florist-to-florist order volume, (ii) transaction, reciprocity and membership fees, driven primarily by increased order volume referred through the network, and (iii) favorable wholesale demand. This growth was supported by the strategic decision made in April 2020, to temporarily waive fees and establish health and safety protocols to help member florists, until they could safely re-establish operations during the pandemic.

Net revenues increased 8.6% during fiscal 2020, primarily due to increased demand for directory, settlement processing revenues (due to the higher florist-to-florist order volume), and transaction fees (driven primarily by increased 1-800-Flowers.com, florist-to-florist, and Shari’s Berries order volume referred through the network), and favorable wholesale demand throughout the year due to new customer acquisitions. Offsetting the above increases were lower membership and reciprocity fees due to fee waivers in April 2020 to support our florist network during the worst of the pandemic.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s Bakery, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries (acquired on August 14, 2019). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations.

Net revenues increased 21.6%, during the fiscal year 2021, due to favorable e-commerce revenues across the segment, partially offset by reduced wholesale and retail volumes. E-commerce revenue growth of 34.0% during fiscal 2021 was the result of increased penetration of “everyday” volume, and increased holiday volume in the second quarter of fiscal 2021, both of which benefitted from the impact of the COVID-19 pandemic as product offerings, convenience, and brand sentiment resonated with customers. Wholesale/retail channel revenues declined 34.8% during the fiscal year 2021, as big-box retail store customers reduced order volumes due to the pandemic, and as a result of the closure of the Harry & David retail store operations in the fourth quarter of fiscal 2020.

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

Gross Profit

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)

Gross profit	$896,429	44.1%	$622,196	18.3%	$526,121
Gross margin %	42.2%		41.8%		42.1%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs, including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer and wholesale production operations, as well as payments made to referring florists related to order volume sent through the Company’s BloomNet network.

Gross profit increased 44.1% during fiscal 2021 primarily due to the increase in revenues noted above. Gross profit percentage increased 40 basis points during the fiscal year 2021, as higher margins within the Consumer Floral & Gifts (due to the acquisition of PersonalizationMall) and Gourmet Foods & Gift Baskets segments were offset, in part, by lower margins within the BloomNet segment. On a pro-forma basis, excluding the impact of PersonalizationMall, gross margin percentage was 41.1%.

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

Consumer Floral & Gifts segment – Gross profit increased 79.9% during fiscal 2021, due to the aforementioned revenue growth and an increase in gross profit percentage of 170 basis points to 41.1%. The higher gross profit percentage was primarily attributable to the acquisition of PersonalizationMall, which carries higher margins, as well as pricing initiatives and reductions in promotional activity after the onset of COVID-19, partially offset by higher florist fulfillment, credits, product and delivery costs which increased as a result of the pandemic. On a pro-forma basis, excluding the impact of PersonalizationMall, acquired on August 3, 2020, gross margin percentage was 37.9% during the fiscal year 2021.

Gross profit increased 19.9% during fiscal 2020, due to the aforementioned revenue growth and an increase in gross profit percentage of 20 basis points to 39.4%. The higher gross profit percentage reflects lower promotional activity throughout the year due to the elimination of the loyalty points program, instead emphasizing “Celebrations Passport” to increase purchase frequency.

BloomNet segment - Gross profit increased 19.9% during fiscal 2021, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 300 basis points to 45.5%. The decrease in gross margin % was due to higher rebates (higher florist to florist volume), combined with unfavorable wholesale product margins due to product mix, and higher shipping/merchandising costs.

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

Gourmet Foods & Gift Baskets segment – Gross profit increased by 23.0% during fiscal 2021, due to the increase in revenues noted above, as well as an increase in gross profit percentage of 40 basis points, to 42.9%. The increase in gross profit percentage was primarily attributable to lower promotions, merchandise assortment, channel mix, and fixed cost efficiency, partially offset by higher transportation costs due to surcharges and expedited ship methods, as well as increased labor costs.

Gross profit increased by 20.0% during fiscal 2020, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 40 basis points to 42.5%, mainly due to the acquisition of Shari’s Berries, which carries a lower gross margin than the rest of the segment, as well as the aforementioned macro-economic headwinds and incremental COVID-19 costs.

Marketing and Sales Expense

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)

Marketing and sales	$533,268	46.8%	$363,227	13.6%	$319,636
Percentage of sales	25.1%		24.4%		25.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 46.8% during fiscal 2021, as a result of marketing initiatives designed to accelerate revenue growth and capture market share within both the Gourmet Foods & Gift Baskets segment, and the Consumer Floral & Gifts segment, which includes the incremental marketing costs of PersonalizationMall, which was acquired on August 3, 2020. On a pro-forma basis, excluding the impact of PersonalizationMall, and Harry & David store closure costs, marketing and sales as a percentage of net revenues, was 24.6% during fiscal 2021, compared with 24.0% in fiscal 2020, primarily reflecting the year-over-year increase in marketing costs during the fourth quarter of fiscal 2021, due to the low cost of marketing during the early stages of the pandemic

Marketing and sales expense increased 13.6% during fiscal 2020, primarily due to increased advertising spend within the Gourmet Foods & Gift Baskets and 1-800-Flowers.com Consumer Floral segments, due to the Company’s incremental marketing efforts designed to accelerate revenue growth and capture market share, partially offset by operational efficiencies and platform leverage attributable to the revenue growth. The investment spend was successful in driving significant enterprise growth, while improving overall operating expense leverage and reducing enterprise reliance on promotional pricing, thereby further reinforcing the premium positioning of the Company’s portfolio of brands. As a result, marketing and sales as a percentage of net revenues, during fiscal 2020 decreased to 24.4% compared with 25.6% in fiscal 2019.

During fiscal 2021, the Company added approximately 6.6 million new e-commerce customers (5.2 million on a proforma basis excluding PersonalizationMall), an increase of 61.7% (27.0% on a proforma basis excluding PersonalizationMall) over the prior year. During fiscal 2020, the Company added approximately 4.1 million new e-commerce customers, an increase of 40.5% over the prior year. Approximately 51.9% of customers who placed e-commerce orders during fiscal 2021 were repeat customers compared to approximately 53.3% in fiscal 2019.

Technology and Development Expense

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)

Technology and development	$54,428	11.8%	$48,698	11.3%	$43,758
Percentage of sales	2.6%		3.3%		3.5%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased by 11.8% during fiscal 2021, primarily due to increased consulting and labor costs, increased hosting and maintenance costs incurred to support the Company’s technology platform, in addition to the incremental technology costs associated with PersonalizationMall, which was acquired on August 3, 2020.

Technology and development expenses increased by 11.3% during fiscal 2020, as a result of increased consulting and labor costs, due to higher performance based bonuses compared to the prior year, increased hosting costs due to higher usage of cloud storage applications, and higher maintenance and license costs, including security and platform enhancements.

During the fiscal years 2021, 2020 and 2019, the Company expended $79.7 million, $69.5 million and $65.4 million, respectively, on technology and development, of which $25.3 million, $20.8 million and $21.6 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)

General and administrative	$117,136	20.3%	$97,394	11.1%	$87,654
Percentage of sales	5.5%		6.5%		7.0%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 20.3% during fiscal 2021, due to incremental costs related to: (i) PersonalizationMall (including transaction and litigation related costs), (ii) higher labor costs due to annual merit increases and performance related bonuses, as well as investment earnings on the Company’s NQDC Plan assets (offset within Other (income) expenses noted below), (iii) incremental health and safety-related COVID-19 related expenses, partially offset by (iv) lower travel expenses, and (v) lower bad debt expense compared to the impact of COVID-19 on certain business and wholesale accounts in fiscal 2020.

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

Depreciation and Amortization

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)

Depreciation and amortization	$42,510	30.7%	$32,513	8.5%	$29,965
Percentage of sales	2.0%		2.2%		2.4%

Depreciation and amortization expense increased 30.7% during fiscal 2021, primarily due to the incremental depreciation and customer list amortization associated with PersonalizationMall, recent short-lived IT related ecommerce/platform enhancements and accelerated depreciation on certain legacy systems, which are being replaced with modern platforms.

Depreciation and amortization expense increased 8.5% during fiscal 2020, primarily as a result of recent short-lived capital expenditures to support the Company’s IT infrastructure.

Interest Expense, net

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)
Interest expense, net	$5,860	140.4%	$2,438	-12.0%	$2,769

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. in Part IV, Item 15 for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 140.4% during fiscal 2021, due to the incremental interest expense associated with a new tranche of Term A-1 Loan in the aggregate principal of $100.0 million (the "New Term Loan") which was used to partially finance the acquisition of PersonalizationMall, and lower interest income on the Company’s outstanding cash balances due to lower interest rates.

Interest expense, net decreased 12.0% during fiscal 2020, due to a decline in the outstanding Term Loan balance, and decreasing interest rates on the Company’s credit facility, partially offset by lower interest income on available cash balances due to decreasing interest rates.

Other income (expense), net

	Years Ended
	June 27, 2021	% Change	June 28, 2020	% Change	June 30, 2019
	(dollars in thousands)
Other income (expense), net	$5,888	7,109.5%	$(84)	-113.0%	$644

Other income, net for the fiscal years 2021, 2020 and 2019, respectively, consist primarily of investment earnings (losses) on the Company’s NQDC Plan assets.

Income Taxes

During the fiscal years 2021, 2020 and 2019, the Company recorded income tax expense from continuing operations of $30.5 million, $18.8 million and $8.2 million, respectively, resulting in an effective tax rate of 20.4%, 24.2% and 19.1%, respectively. The Company’s effective tax rate for fiscal 2021 differed from the U.S. federal statutory rate of 21% primarily due to various permanent differences and tax credits, including excess tax benefits from stock-based compensation, partially offset by state income taxes and nondeductible expenses for executive compensation. The Company’s effective tax rate for fiscal 2020 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation. The Company’s effective tax rate for fiscal 2019 differed from the U.S. federal statutory rate of 21% primarily due to the impact of excess tax benefit from stock-based compensation and various tax credits, partially offset by state income taxes and non-deductible executive compensation.

At June 27, 2021, the Company’s total federal and state capital loss carryforwards were $25.2 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $4.5 million, which if not utilized, will begin to expire in fiscal 2034.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2020 Credit Agreement (see Note 9. in Part IV, Item 15 for details). At June 27, 2021, the Company had working capital of $134.1 million, including cash and cash equivalents of $173.6 million, compared to working capital of $198.3 million, including cash and cash equivalents of $240.5 million at June 28, 2020.

As of June 27, 2021, there were no borrowings outstanding under the Company’s Revolver.

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

The Company utilized cash on hand to fund its operations through August 2020. In September 2020, the Company borrowed under its Revolver to fund short-term working capital needs, with borrowings peaking at $70.0 million in November 2020. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the Revolver in December 2020. Based on current projected cash flows, the Company believes that available cash balances are expected to be sufficient to provide for the Company’s operating needs until the second quarter of fiscal year 2022, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company expects to be able to repay all working capital borrowings prior to the end of the same quarter.

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

Cash Flows

Net cash provided by operating activities of $173.3 million for the fiscal 2021 was primarily attributable to the Company’s net income, adjusted for non-cash charges for depreciation and amortization, stock-based compensation, deferred income taxes, and bad debt expense, as well as increases in accounts payable and accrued expenses due to increased volume and the timing of our seasonal inventory build, partially offset by volume related increases in prepaid expenses, trade receivables and inventory.

Net cash used in investing activities of $307.9 million was primarily attributable to the acquisition of PersonalizationMall for $250.9 million, and capital expenditures of $55.2 million related to the Company's technology initiatives, as well as manufacturing production and warehousing equipment.

Net cash provided by financing activities of $67.7 million related to proceeds from bank borrowings of $265.0 million (including the Company’s New Term Loan in the amount of $100.0 million, which was used to repay borrowings then outstanding under the Company’s Revolver in the amount of $97.5 million), repayment of notes payable and bank borrowings of $175.0 million (including the $97.5 million repayment of the Revolver upon closing of the $100.0 million New Term Loan), and the acquisition of $22.4 million of treasury stock

Stock Repurchase Program

See Item 5 in Part II for details.

Contractual Obligations

At June 27, 2021, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's 2020 Credit Agreement (See Note 9 – Long-Term Debt in Item 15 for details).

●	Operating lease obligations – payments due under the Company’s long-term operating leases (See Note 16 – Leases in Item 15 for details).

●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Purchase commitments	$189,137	$8,327	$6,172	$3,750	$2,000-	$-	$209,386

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

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test ( “Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

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

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, see Note 2 and Note 6 in Part IV, Item 15

Other Intangibles, net

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $0.9 million during the fiscal year ended June 27, 2021.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 27, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2021.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 27, 2021.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PersonalizationMall, which was acquired on August 3, 2020, and which is included in the consolidated balance sheets of the Company as of June 27, 2021, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. PersonalizationMall constituted 7% and 11% of total assets and net revenues, respectively, for the fiscal year ended June 27,2021. Management did not assess the effectiveness of internal control over financial reporting of PersonalizationMall because of the timing of the acquisition which was completed on August 3, 2020.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of June 27, 2021. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of June 27, 2021 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on Internal Control over Financial Reporting

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of June 27, 2021 and June 28, 2020 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 27, 2021, and the related notes and schedule and our report dated September 10, 2021 expressing an unqualified opinion thereon.

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

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PersonalizationMall.com, which was acquired on August 3, 2020, and which is included in the consolidated balance sheets of the Company as of June 27, 2021, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. PersonalizationMall.com constituted 7% and 11% of total assets and net revenues, respectively, for the fiscal year ended June 27,2021. Management did not assess the effectiveness of internal control over financial reporting of PersonalizationMall.com because of the timing of the acquisition which was completed on August 3, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PersonalizationMall.com.

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

September 10, 2021

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

The Company maintains a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees on the Investor Relations-Corporate Governance tab of the Company’s investor relations website (investor.1800flowers.com), which is also accessible through a link at the bottom of the main Company page at www.1800flowers.com. Any amendment or waiver to the Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K to the extent required by applicable law or the regulations of any exchange applicable to the Company. A copy of the Code of Business Conduct and Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., Two Jericho Plaza, Suite 200, Jericho, New York 11753.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 27, 2021 and June 28, 2020	F-2
Consolidated Statements of Income and Comprehensive Income for the years ended June 27, 2021, June 28, 2020 and June 30, 2019	F-3
Consolidated Statements of Stockholders’ Equity for the years ended June 27, 2021, June 28, 2020 and June 30, 2019	F-4
Consolidated Statements of Cash Flows for the years ended June 27, 2021, June 28, 2020 and June 30, 2019	F-5
Notes to Consolidated Financial Statements	F-6

(a) (2) Index to Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts	S-1

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

*3.1	Third Amended and Restated Certificate of Incorporation. (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amendment No. 2 to Third Amended and Restated Certificate of Incorporation (Current Report on Form 8-K filed on December 15, 2016, Exhibit 3.1)
*3.4	Second Amended and Restated By-laws. (Current Report on Form 8-K filed on April 29, 2019, Exhibit 3.2)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
*4.2	Description of Securities (Annual Report on Form 10-K filed on September 13, 2019, Exhibit 4.2)
*10.1	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and James F. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.1)
*10.2	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and Christopher G. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.2)
*10.3	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of September 14, 2016) (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.2)
*10.4	Nonqualified Supplemental Deferred Compensation Plan dated December 21, 2010 (Quarterly Report on Form 10-Q filed on November 14, 2016, Exhibit 10.24)
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

*10.9	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.20)
*10.10	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.21)
*10.11	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.22)
*10.12	Second Amended and Restated Credit Agreement dated as of May 31, 2019 among 1-800-FLOWERS.COM, Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent (Current Report on Form 8-K filed on June 5, 2019, Exhibit 10.1)
*10.13

First Amendment, dated as of August 20, 2020, among 1-800-FLOWERS.COM, Inc., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (Current Report on Form 8-K filed on August 24, 2020, Exhibit 10.1).

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

Dated: September 10, 2021	1-800-FLOWERS.COM, Inc. By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 10, 2021	By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director, President (Principal Executive Officer)

Dated: September 10, 2021	By: /s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 10, 2021	By: /s/ James F. McCann James F. McCann Executive Chairman

Dated: September 10, 2021	By: /s/ Geralyn R. Breig Geralyn R. Breig Director

Dated: September 10, 2021	By: /s/ Celia R. Brown Celia R. Brown Director

Dated: September 10, 2021	By: /s/ James A. Cannavino James A. Cannavino Director

Dated: September 10, 2021	By: /s/ Dina M. Colombo Dina Colombo Director

Dated: September 10, 2021	By: /s/ Eugene F. DeMark Eugene F. DeMark Director

Dated: September 10, 2021	By: /s/ Leonard J. Elmore Leonard J. Elmore Director

Dated: September 10, 2021	By: /s/ Adam Hanft Adam Hanft Director

Dated: September 10, 2021	By: /s/ Stephanie Redish Hofmann Stephanie Redish Hofmann Director

Dated: September 10, 2021	By: /s/ Katherine Oliver Katherine Oliver Director

Dated: September 10, 2021	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) as of June 27, 2021 and June 28, 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 2021 and June 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 10, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 16 to the consolidated financial statements, effective on July 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations

As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of PersonalizationMall.com, LLC, a leading ecommerce provider of personalized products, for the purchase price of approximately $250.9 million, net of cash during the fiscal year ended June 27, 2021. This acquisition included a significant amount of intangible assets and goodwill, requiring management to determine fair values of the identifiable assets and liabilities at the acquisition date.

We identified management’s judgments used to determine the fair value of identifiable intangible assets related to the PersonalizationMall.com acquisition as a critical audit matter. The Company’s determination of fair values of certain identifiable intangible assets is subjective and included management’s judgments over significant unobservable inputs and assumptions utilized including revenue and EBITDA growth rates, and royalty rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the design and testing operating effectiveness of certain controls over the development of significant assumptions used to determine the fair values of certain identifiable intangible assets.

●

Assessing the reasonableness of significant inputs and assumptions used by management through evaluating revenue and EBITDA growth rates against the historical performance of the target entity, similar business units of the Company, and other relevant supporting documents.

●

Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the selected royalty rates by assessing the strength and history of the brand name, benchmarking against rates used in historical transactions, and comparing to market data.

We have served as the Company's auditor since 2014.

/s/ BDO USA, LLP

Melville, New York

September 10, 2021

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 27, 2021	June 28, 2020
Assets
Current assets:
Cash and cash equivalents	$173,573	$240,506
Trade receivables, net	20,831	15,178
Inventories	153,863	97,760
Prepaid and other	51,792	25,186
Total current assets	400,059	378,630

Property, plant and equipment, net	215,287	169,075
Operating lease right-of-use assets	86,230	66,760
Goodwill	208,150	74,711
Other intangibles, net	139,048	66,273
Other assets	27,905	18,986
Total assets	$1,076,679	$774,435

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,434	$25,306
Accrued expenses	178,512	141,741
Current maturities of long-term debt	20,000	5,000
Current portion of long-term operating lease liabilities	9,992	8,285
Total current liabilities	265,938	180,332

Long-term debt	161,512	87,559
Long-term operating lease liabilities	79,375	61,964
Deferred tax liabilities	34,162	28,632
Other liabilities	26,622	16,174
Total liabilities	567,609	374,661

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 55,675,661 and 53,704,477 shares issued in 2021 and 2020, respectively	557	537
Class B common stock, $.01 par value, 200,000,000 shares authorized, 33,433,614 and 33,822,823 shares issued in 2021 and 2020, respectively	334	338
Additional paid-in capital	371,103	358,031
Retained earnings	286,175	167,523
Accumulated other comprehensive loss	(318)	(243)
Treasury stock, at cost, 18,825,841 and 17,963,551 Class A shares in 2021 and 2020, respectively, and 5,280,000 Class B shares in 2021 and 2020	(148,781)	(126,412)
Total stockholders’ equity	509,070	399,774
Total liabilities and stockholders’ equity	$1,076,679	$774,435

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Years ended
	June 27, 2021	June 28, 2020	June 30, 2019

Net revenues	$2,122,245	$1,489,637	$1,248,623
Cost of revenues	1,225,816	867,441	722,502
Gross profit	896,429	622,196	526,121
Operating expenses:
Marketing and sales	533,268	363,227	319,636
Technology and development	54,428	48,698	43,758
General and administrative	117,136	97,394	87,654
Depreciation and amortization	42,510	32,513	29,965
Total operating expenses	747,342	541,832	481,013
Operating income	149,087	80,364	45,108
Interest expense, net	5,860	2,438	2,769
Other income (expense), net	5,888	(84)	644
Income before income taxes	149,115	77,842	42,983
Income tax expense	30,463	18,844	8,217
Net Income	118,652	58,998	34,766
Other comprehensive income (loss) (currency translation)	(75)	26	(69)
Comprehensive income	$118,577	$59,024	$34,697

Basic net income per common share	$1.83	$0.92	$0.54

Diluted net income per common share	$1.78	$0.89	$0.52

Weighted average shares used in the calculation of net income per common share:
Basic	64,739	64,463	64,342
Diluted	66,546	66,408	66,457

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended June 27, 2021, June 28, 2020 and June 30, 2019

(in thousands, except share data)

							Accumulated
	Common Stock				Additional	Retained	Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at July 1, 2018	52,071,293	520	33,822,823	338	341,783	73,429	(200)	21,258,790	(100,966)	314,904

Net income	-	-	-	-	-	34,766	-	-	-	34,766
Translation adjustment	-	-	-	-	-	-	(69)	-	-	(69)
Stock-based compensation	411,600	4	-	-	6,306	-	-	-	-	6,310
Exercise of stock options	601,234	6	-	-	1,230	-	-	-	-	1,236
Other	-	-	-	-	-	330	-	-	-	330
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,230,303	(14,766)	(14,766)
Balance at June 30, 2019	53,084,127	530	33,822,823	338	349,319	108,525	(269)	22,489,093	(115,732)	342,711

Net income	-	-	-	-	-	58,998	-	-	-	58,998
Translation adjustment	-	-	-	-	-	-	26	-	-	26
Stock-based compensation	470,350	5	-	-	8,429	-	-	-	-	8,434
Exercise of stock options	150,000	2	-	-	283	-	-	-	-	285
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	754,458	(10,680)	(10,680)
Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774

Net income	-	-	-	-	-	118,652	-	-	-	118,652
Translation adjustment	-	-	-	-	-	-	(75)	-	-	(75)
Stock-based compensation	688,675	7	-	-	10,828	-	-	-	-	10,835
Exercise of stock options	893,300	9	-	-	2,244	-	-	-	-	2,253
Conversion of Class B stock into Class A stock	389,209	4	(389,209)	(4)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	862,290	(22,369)	(22,369)
Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	June 27, 2021	June 28, 2020	June 30, 2019

Operating activities:
Net income	$118,652	$58,998	$34,766
Reconciliation of net income to net cash provided by operating activities net of acquisitions:
Depreciation and amortization	42,510	32,513	29,965
Amortization of deferred financing costs	1,143	646	969
Deferred income taxes	5,530	(266)	2,698
Bad debt expense	964	4,143	1,383
Stock-based compensation	10,835	8,434	6,310
Other non-cash items	645	1,032	(16)
Changes in operating items:
Trade receivables	(5,236)	(6,947)	(822)
Inventories	(39,104)	(4,371)	(3,536)
Prepaid and other	(22,850)	(726)	(2,313)
Accounts payable and accrued expenses	57,397	44,359	8,846
Other assets and other liabilities	2,804	1,602	(150)
Net cash provided by operating activities	173,290	139,417	78,100

Investing activities:
Acquisitions, net of cash acquired	(250,942)	(20,500)	-
Capital expenditures, net of non-cash expenditures	(55,219)	(34,703)	(32,560)
Purchase of equity investments	(1,756)	(1,176)	-
Net cash used in investing activities	(307,917)	(56,379)	(32,560)

Financing activities:
Acquisition of treasury stock	(22,369)	(10,680)	(14,766)
Proceeds from exercise of employee stock options	2,253	285	1,236
Proceeds from bank borrowings	265,000	20,000	32,250
Repayment of notes payable and bank borrowings	(174,997)	(25,000)	(37,187)
Debt issuance costs	(2,193)	(60)	(1,390)
Net cash provided by (used in) financing activities	67,694	(15,455)	(19,857)

Net change in cash and cash equivalents	(66,933)	67,583	25,683
Cash and cash equivalents:
Beginning of year	240,506	172,923	147,240
End of year	$173,573	$240,506	$172,923

Supplemental Cash Flow Information:

-	Interest paid amounted to $5.2 million, $3.5 million, and $4.7 million, for the years ended June 27, 2021, June 28, 2020, and June 30, 2019, respectively.

-

The Company paid income taxes of approximately $37.2 million, $15.5 million, and $8.8 million, net of tax refunds received, for the years ended June 27, 2021, June 28, 2020, and June 30, 2019, respectively.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. is a leading provider of gifts designed to help customers express, connect and celebrate. The Company’s business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Stock Yards® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; and DesignPac Gifts, LLC, a manufacturer of gift baskets and towers.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net revenues from international sources were not material during fiscal years 2021, 2020 and 2019.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. fiscal years 2021, 2020, and 2019, which ended on June 27, 2021, June 28, 2020, and June 30, 2019, respectively, consisted of 52 weeks.

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

The Company’s property, plant and equipment are depreciated using the following estimated lives:

Building and building improvements (years)	10	-	40
Leasehold improvements (years)	3	-	10
Furniture, fixtures and production equipment (years)	3	-	20
Software (years)	3	-	7
Orchards in production and land improvements (years)	15	-	45

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

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test ( “Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

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

During fiscal years 2021 and 2020, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying amounts. During fiscal year 2019, the Company performed a Step 1 analysis, and determined that the estimated fair value of the Company's reporting units significantly exceeded their respective carrying values (including goodwill allocated to each respective reporting unit).  Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill.

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

During fiscal years 2021 and 2020, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of the indefinite-lived intangibles were less than their carrying amounts. During fiscal year 2019, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value in all material respects. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. The fair values assigned to identifiable intangible assets acquired are determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are based on company specific information and projections which are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected in the Company’s consolidated financial statements from date of acquisition.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs. Starting in fiscal 2019, with the adoption of ASU No. 2014-09 (see below), these costs are expensed upon mailing, instead of being amortized in direct proportion to actual sales. Included within prepaid and other current assets was $2.7 million and $3.0 million at June 27, 2021 and June 28, 2020 respectively, relating to prepaid catalog expenses.

Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $4.6 million as of June 27, 2021 and $2.8 million as of June 28, 2020.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($4.0 million at June 27, 2021 and $5.7 million at June 28, 2020) have been recorded based upon previous experience and management’s evaluation.

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

Deferred Revenues

Deferred revenues are recorded when the Company has received consideration (i.e., advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for monthly subscription programs, including our Fruit of the Month Club® and Celebrations Passport® program.

Our total deferred revenue as of June 28, 2020 was $25.9 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $25.9 million was recognized as revenue during the year ended June 27, 2021. The deferred revenue balance as of June 27, 2021 was $33.4 million.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $307.9 million, $171.4 million and $147.8 million for the years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.

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

Derivatives and Hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at June 27, 2021 and June 28, 2020.

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

Recently Issued Accounting Pronouncements - Adopted

Financial Instruments – Measurement of Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. We adopted ASU 2016-13 for the Company’s fiscal 2021 (quarter ending September 27, 2020), using the modified-retrospective approach. There was no material impact of adopting this guidance on our consolidated financial statements.

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

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the years ended June 27, 2021 and June 28, 2020.

The Company is closely monitoring the impact of COVID-19 on its business, including how it will affect its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, the speed of the anticipated recovery, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 27, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the years ended June 27, 2021, and June 28, 2020, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 3 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income:

	Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands, except per share data)
Numerator:
Net income	$118,652	$58,998	$34,766

Denominator:
Weighted average shares outstanding	64,739	64,463	64,342

Effect of dilutive securities:
Employee stock options	727	1,042	1,404
Employee restricted stock awards	1,080	903	711
Total effect of dilutive securities	1,807	1,945	2,115

Adjusted weighted-average shares and assumed conversions	66,546	66,408	66,457

Net income per common share:
Basic	$1.83	$0.92	$0.54
Diluted	$1.78	$0.89	$0.52

Note 4. Acquisition

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

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The fair values assigned to PersonalizationMall’s tangible and intangible assets and liabilities assumed were considered preliminary and were based on the information that was available as of the date of the acquisition. As of June 27, 2021, the Company has finalized its allocation and this resulted in immaterial adjustments to the carrying value of the respective recorded assets and the determination of the residual amount that was allocated to goodwill.

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed:

	PersonalizationMall’s Preliminary Purchase Price Allocation	Measurement Period Adjustments (1)	PersonalizationMall’s Final Purchase Price Allocation
	August 3, 2020		June 27, 2021
	(in thousands)

Assets Acquired:
Inventories	$16,998	$-	$16,998
Other assets	5,216	-1	5,215
Property, plant and equipment, net	30,792	-	30,792
Operating lease right-of-use assets	21,438	-	21,438
Goodwill	133,337	102	133,439
Other intangibles, net	76,000	-	76,000
Total assets acquired	$283,781	$101	$283,882

Liabilities assumed:
Accounts payable and accrued expenses	$11,400	$102	$11,502
Operating lease liabilities	21,438	-	21,438
Total liabilities assumed	$32,838	$102	$32,940

Net assets acquired	$250,943	$-	$250,942

(1) The measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of income for the year ended June 27, 2021.

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

Based on the valuation as of August 3, 2020, of the acquired intangible assets, $11.0 million was assigned to customer lists (4 years life), $65.0 million was assigned to tradenames (indefinite life), and the residual amount of $133.4 million was allocated to goodwill (indefinite life and deductible for tax purposes). The goodwill recognized in conjunction with the Purchaser’s acquisition of PersonalizationMall is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the year ended June 27, 2021 and June 28, 2020, give effect to the PersonalizationMall acquisition as if it had been completed on July 1, 2019. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Year ended June 27, 2021	Year ended June 28, 2020
	(in thousands)
Net Revenues	$2,138,238	$1,635,424
Net Income	125,213	63,871

The unaudited pro forma amounts above include the following adjustments:

-

A decrease of operating expenses by $5.4 and $2.7 million during the years ended June 27, 2021 and June 28, 2020, respectively, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.

-

An increase of operating expenses by $0.2 million during the year ended  June 27, 2021 and $2.8 million during the year ended June 28, 2020, respectively, to reflect the additional amortization expense related to the increase in definite lived intangible assets.

-

An increase in interest expense of $0.6 million during the year ended June 27, 2021 and $4.1 million during the year ended June 28, 2020, respectively, which is comprised of incremental interest and amortization of deferred financing costs associated with the New Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective periods.

Net revenue attributable to PersonalizationMall, included within the year ended June 27, 2021, was $236.0 million, and corresponding operating income during the period, excluding litigation and transaction costs, was $34.7 million.

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

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	June 27, 2021	June 28, 2020
	(in thousands)

Finished goods	$72,267	$35,779
Work-in-process	19,058	16,536
Raw materials	62,538	45,445
Total inventory	$153,863	$97,760

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)

Balance at June 30, 2019	$17,441	$-	$45,149	$62,590
Acquisition of Shari’s Berries	-	$-	12,121	12,121
Balance at June 28, 2020	$17,441	$-	$57,270	$74,711
Acquisition of PersonalizationMall	133,439	$-	-	133,439
Balance at June 27, 2021	$150,880	$-	$57,270	$208,150

There were no goodwill impairment charges in any segment during the years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.

The Company’s other intangible assets consist of the following:

				June 27, 2021			June 28, 2020
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives

Investment in licenses	14	-	16	$7,420	$6,359	$1,061	$7,420	$6,253	$1,167
Customer lists	3	-	10	23,825	13,697	10,128	12,825	10,474	2,351
Other	5	-	14	2,946	2,483	463	2,946	2,382	564
Total intangible assets with determinable lives				34,191	22,539	11,652	23,191	19,109	4,082

Trademarks with indefinite lives				127,396	-	127,396	62,191	-	62,191

Total identifiable intangible assets				$161,587	$22,539	$139,048	$85,382	$19,109	$66,273

Intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.

The amortization of intangible assets for the years ended June 27, 2021, June 28, 2020 and June 30, 2019 was $3.3 million, $0.9 million and $0.7 million, respectively. Future estimated amortization expense is as follows: 2022 - $3.3 million, 2023 - $3.3 million, 2024 - $3.3 million, 2025 - $0.8 million, 2026 - $0.3 million and thereafter - $0.7 million.

Note 7. Property, Plant and Equipment

	June 27, 2021	June 28, 2020
	(in thousands)

Land	$30,284	$30,789
Orchards in production and land improvements	18,829	17,139
Building and building improvements	62,232	61,159
Leasehold improvements	26,451	13,675
Production equipment	82,526	57,904
Furniture and fixtures	8,860	7,444
Computer and telecommunication equipment	55,841	55,381
Software	177,844	151,264
Capital projects in progress - orchards	18,090	8,130
Property, plant and equipment, gross	480,957	402,885
Accumulated depreciation and amortization	(265,670)	(233,810)
Property, plant and equipment, net	$215,287	$169,075

Depreciation expense for the years ended June 27, 2021, June 28, 2020, and June 30, 2019 was $39.2 million, $31.6 million, and $29.3 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	June 27, 2021	June 28, 2020
	(in thousands)
Payroll and employee benefits	$56,134	$41,931
Deferred revenue	33,388	25,867
Accrued marketing expenses	16,591	14,680
Accrued florist payout	17,926	16,755
Accrued purchases	17,259	8,200
Other	37,214	34,308
Accrued expenses	$178,512	$141,741

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	June 27, 2021	June 28, 2020
	(in thousands)

Revolver (1), (2)	$-	$-
Term Loan (1), (2)	185,000	95,000
Deferred financing costs	(3,488)	(2,441)
Total debt	181,512	92,559
Less: current debt	20,000	5,000
Long-term debt	$161,512	$87,559

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of June 27, 2021:
Trading securities held in a “rabbi trust” (1)	$21,651	$21,651	$-	$-
	$21,651	$21,651	$-	$-

Assets (liabilities) as of June 28, 2020:
Trading securities held in a “rabbi trust” (1)	$13,442	$13,442	$-	$-
	$13,442	$13,442	$-	$-

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

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Current provision:
Federal	$17,594	$14,727	$2,809
State	7,339	4,383	2,710
Current income tax expense	24,933	19,110	5,519
Deferred provision (benefit):
Federal	5,160	(62)	3,138
State	370	(204)	(427)
Foreign	-	-	(13)
Deferred income tax expense (benefit)	5,530	(266)	2,698

Income tax expense	$30,463	$18,844	$8,217

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 27, 2021	June 28, 2020	June 30, 2019

Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.2	4.5	4.4
Valuation allowance change	(0.3)	(0.3)	(0.3)
Non-deductible compensation	0.7	1.1	0.7
Excess tax benefit from stock-based compensation	(4.1)	(1.0)	(4.4)
Tax credits	(0.9)	(1.1)	(1.8)
Return to provision	(0.1)	(0.3)	(1.0)
Other, net	(0.1)	0.3	0.5
Effective tax rate	20.4%	24.2%	19.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	June 27, 2021	June 28, 2020
	(in thousands)
Deferred income tax assets:
Loss and credit carryforwards	$10,016	$10,530
Accrued expenses and reserves	9,270	4,676
Stock-based compensation	2,593	2,190
Deferred compensation	3,074	2,455
Operating lease liability	22,262	17,551
Gross deferred income tax assets	47,215	37,402
Less: Valuation allowance	(9,258)	(9,681)
Deferred tax assets, net	37,957	27,721

Deferred income tax liabilities:
Other intangibles	(18,695)	(15,337)
Tax in excess of book depreciation	(31,944)	(24,336)
Operating lease right-of-use asset	(21,480)	(16,680)
Deferred tax liabilities	(72,119)	(56,353)
Net deferred income tax liabilities	$(34,162)	$(28,632)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances, primarily for certain state and all foreign net operating losses as well as federal and state capital loss carryforwards. The Company does not expect to utilize the federal and state capital loss carryforward prior to expiration and has therefore provided for a full valuation allowance. At  June 27, 2021, the Company’s total federal and state capital loss carryforwards were $25.2 million, which if not utilized, will expire in fiscal 2022. The Company’s foreign net operating loss carryforwards were $4.5 million, which if not utilized, will begin to expire in fiscal 2034.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2018, however, fiscal 2019 and fiscal 2020 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2016 forward are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At  June 27, 2021, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.1 million. The Company believes that $0.1 million of the unrecognized tax positions will be resolved over the next twelve months.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2021, 389,209 shares of Class B common stock were converted into shares of Class A common stock, while none were converted during fiscal 2019 and 2020.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On June 27, 2019, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $30.0 million, and on April 22, 2021, increased it once more to $40.0 million. The Company repurchased a total of $22.4 million (862,290 shares), $10.7 million (754,458 shares), and $14.8 million (1,230,303 shares), during the fiscal years ended June 27, 2021, June 28, 2020, and June 30, 2019, respectively, under this program. As of June 27, 2021, $32.4 million remains authorized under the plan.

The Company has stock options and restricted stock awards outstanding to participants under the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009, October 28, 2011, September 14, 2016, and October 15, 2020) (the “Plan”). The Plan is a broad-based, long-term incentive program that is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve the Company’s long-term growth and profitability objectives. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively, “Awards”).

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board. At June 27, 2021, the Company has reserved approximately 2.3 million shares of Class A common stock for issuance, including options previously authorized for issuance under the 1999 Stock Incentive Plan.

The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)

Stock options	$36	$104	$315
Restricted stock awards	10,799	8,330	5,995
Total	10,835	8,434	6,310
Deferred income tax benefit	3,171	2,084	1,578
Stock-based compensation expense, net	$7,664	$6,350	$4,732

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)

Marketing and sales	$4,943	$3,999	$2,725
Technology and development	652	649	411
General and administrative	5,240	3,786	3,174
Total	$10,835	$8,434	$6,310

(1)	Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (See Note 15. for details).

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	June 27, 2021 (1)	June 28, 2020	June 30, 2019 (1)

Weighted average fair value of options granted	n/a	$10.11	n/a
Expected volatility	n/a	60%	n/a
Expected life (in years)	n/a	8.0	n/a
Risk-free interest rate	n/a	n/a	n/a
Expected dividend yield	n/a	0.0%	n/a

(1) No options were granted during the fiscal years ended June 27, 2021 or June 30, 2019.

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

The following table summarizes stock option activity during the year ended June 27, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding beginning of period	1,230,000	$2.77
Granted	-	$-
Exercised	(893,300)	$2.52
Forfeited/Expired	-	$-
Outstanding end of period	336,700	$3.44	0.7	$10,183

Exercisable at June 27, 2021	321,700	$2.63	0.4	$9,989

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2021. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 27, 2021, June 28, 2020 and June 30, 2019 was $22.6 million, $2.3 million, and $7.8 million, respectively.

The following table summarizes information about stock options outstanding at June 27, 2021:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
		(in years)
$2.63	321,700	0.4	$2.63	321,700	$2.63
$20.72	15,000	8.9	$20.72	-	$-
	336,700	0.7	$3.44	321,700	$2.63

As of June 27, 2021, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 3.4 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 27, 2021:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	1,608,468	$12.01
Granted	794,095	$24.37
Vested	(688,675)	$11.19
Forfeited	(75,082)	$17.12
Non-vested - end of period	1,638,806	$18.12

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 27, 2021, there was $17.3 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 1.9 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $1.6 million, $1.5 million, and $0.9 million during fiscal years 2021, 2020, and 2019, respectively.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. There were no Company contributions to the plan during fiscal years 2021, 2020 and 2019. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected by the participant. As of June 27, 2021 and June 28, 2020, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $21.7 million and $13.4 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. The gains on these investments, which were $5.7 million, $0.3 million, and $0.7 million, for the years ended June 27, 2021, June 28, 2020, and June 30, 2019, respectively, are included in “Other (income) expense, net,” within the Company’s consolidated statements of income.

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

	Years ended
Net revenues	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Net revenues:
Consumer Floral & Gifts	$1,025,015	$593,197	$497,765
BloomNet	142,919	111,766	102,876
Gourmet Foods & Gift Baskets	955,607	785,547	648,418
Corporate	341	591	1,105
Intercompany eliminations	(1,637)	(1,464)	(1,541)
Total net revenues	$2,122,245	$1,489,637	$1,248,623

	Years ended
Operating Income	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Segment Contribution Margin:
Consumer Floral & Gifts	$128,625	$73,806	$49,653
BloomNet	45,875	35,111	34,705
Gourmet Foods & Gift Baskets	149,377	110,627	82,319
Segment Contribution Margin Subtotal	323,877	219,544	166,677
Corporate (a)	(132,280)	(106,667)	(91,604)
Depreciation and amortization	(42,510)	(32,513)	(29,965)
Operating income	$149,087	$80,364	$45,108

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	June 27, 2021				June 28, 2020				June 30, 2019
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
	(in thousands)
Net revenues
E-commerce	$1,015,716	$-	$863,834	$1,879,550	$585,585	$-	$644,800	$1,230,385	$489,463	$-	$508,897	$998,360
Retail	5,543	-	9,134	14,677	4,318	-	37,076	41,394	4,706	-	45,862	50,568
Wholesale	-	45,299	82,639	127,938	-	33,675	103,671	137,346	-	29,744	93,659	123,403
BloomNet	-	97,620	-	97,620	-	78,091	-	78,091	-	73,132	-	73,132
Other	3,756	-	-	3,756	3,294	-	-	3,294	3,596	-	-	3,596
Corporate	-	-	-	341	-	-	-	591	-	-	-	1,105
Eliminations	-	-	-	(1,637)	-	-	-	(1,464)	-	-	-	(1,541)
Total net revenues	$1,025,015	$142,919	$955,607	$2,122,245	$593,197	$111,766	$785,547	$1,489,637	$497,765	$102,876	$648,418	$1,248,623

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

Additional information related to our leases is as follows:

	Years Ended
	June 27, 2021	June 28, 2020
	(in thousands)
Lease costs:
Operating lease costs	$14,308	$13,646
Variable lease costs	19,342	14,706
Short-term lease cost	6,639	6,638
Sublease income	(812)	(941)
Total lease costs	$39,476	$34,049

	Years Ended
	June 27, 2021	June 28, 2020
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$14,802	$11,916
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,622	$178

	June 27, 2021	June 28, 2020
	(in thousands)
Weighted-average remaining lease term - operating leases (in years)	8.7	9.6
Weighted-discount rate - operating leases	3.8%	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of June 27, 2021 are as follows (in thousands):

2022	$13,192
2023	14,215
2024	14,024
2025	11,721
2026	10,460
Thereafter	42,674
Total Future Minimum Lease Payments	106,286
Less Imputed Remaining Interest	16,919
Total	$89,367

Note 17. Commitments and Contingencies

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 27, 2021, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $20.2 million, primarily related to the Company’s technology infrastructure and inventory commitments.

The Company had approximately $2.3 million and $2.0 million in unused stand-by letters of credit as of June 27, 2021 and June 28, 2020, respectively.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended June 27, 2021	$5,665,000	$964,000	$-	$(2,597,000)	$4,032,000
Year Ended June 28, 2020	$2,777,000	$4,143,000	$-	$(1,255,000)	$5,665,000
Year Ended June 30, 2019	$2,418,000	$1,383,000	$-	$(1,024,000)	$2,777,000

Valuation allowance for deferred tax assets

Year Ended June 27, 2021	$9,681,000	$174,000	$-	$(597,000)	$9,258,000
Year Ended June 28, 2020	$9,872,000	$37,000	$-	$(228,000)	$9,681,000
Year Ended June 30, 2019	$9,972,000	$-	$-	$(100,000)	$9,872,000

(a) Reduction in reserve due to amounts written off.