Form 10-Q
period 2021-09-26
1 800 FLOWERS COM INC
filed 2021-11-05
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3117311
(State of incorporation)	(I.R.S. Employer Identification No.)
Two Jericho Plaza, Suite 200, Jericho, NY 11753	(516) 237-6000
(Address of principal executive offices) (Zip code)	(Registrant’s telephone number, including area code)
One Old Country Road, Carle Place, New York, 11514
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock	FLWS	The Nasdaq Stock Market

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

☐Large accelerated filer	☑Accelerated filer
☐Non-accelerated filer	☐Smaller reporting company
☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 29, 2021:

Class A common stock:	36,935,994
Class B common stock:	28,153,614

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended September 26, 2021

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – September 26, 2021 (Unaudited) and June 27, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three Months Ended September 26, 2021 and September 27, 2020	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three Months Ended September 26, 2021 and September 27, 2020	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended September 26, 2021 and September 27, 2020	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

Part II.	Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

Signatures		32

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 26, 2021	June 27, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,785	$173,573
Trade receivables, net	30,635	20,831
Inventories, net	282,439	153,863
Prepaid and other	68,644	51,792
Total current assets	385,503	400,059

Property, plant and equipment, net	216,083	215,287
Operating lease right-of-use assets	114,345	86,230
Goodwill	208,150	208,150
Other intangibles, net	138,144	139,048
Other assets	27,661	27,905
Total assets	$1,089,886	$1,076,679

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$65,363	$57,434
Accrued expenses	172,998	178,512
Current maturities of long-term debt	25,000	20,000
Current portion of long-term operating lease liabilities	11,453	9,992
Total current liabilities	274,814	265,938

Long-term debt, net	156,811	161,512
Long-term operating lease liabilities	107,532	79,375
Deferred tax liabilities	33,421	34,162
Other liabilities	26,934	26,622
Total liabilities	599,512	567,609

Commitments and contingencies (See Note 13 and Note 14)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 56,098,061 and 55,675,661 shares issued at September 26, 2021 and June 27, 2021, respectively	561	557
Class B common stock, $.01 par value, 200,000,000 shares authorized, 33,433,614 shares issued at September 26, 2021 and June 27, 2021, respectively	334	334
Additional paid-in capital	374,667	371,103
Retained earnings	272,976	286,175
Accumulated other comprehensive loss	(318)	(318)
Treasury stock, at cost, 19,113,867 and 18,825,841 Class A shares at September 26, 2021 and June 27, 2021, respectively, and 5,280,000 Class B shares at September 26, 2021 and June 27, 2021	(157,846)	(148,781)
Total stockholders’ equity	490,374	509,070
Total liabilities and stockholders’ equity	$1,089,886	$1,076,679

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020

Net revenues	$309,373	$283,772
Cost of revenues	183,859	168,292
Gross profit	125,514	115,480
Operating expenses:
Marketing and sales	94,379	80,285
Technology and development	13,423	11,603
General and administrative	27,066	28,213
Depreciation and amortization	10,970	8,840
Total operating expenses	145,838	128,941
Operating loss	(20,324)	(13,461)
Interest expense, net	1,528	1,040
Other income, net	596	999
Loss before income taxes	(21,256)	(13,502)
Income tax benefit	(8,057)	(3,740)
Net loss and comprehensive net loss	$(13,199)	$(9,762)

Basic and diluted net loss per common share	$(0.20)	$(0.15)

Basic and diluted weighted average shares used in the calculation of net loss per common share	65,062	64,320

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Three Months Ended September 26, 2021 and September 27, 2020
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Comprehensive Loss	Shares	Amount	Equity

Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070
Net loss	-	-	-	-	-	(13,199)	-	-	-	(13,199)
Stock-based compensation	172,500	2	-	-	3,003	-	-	-	-	3,005
Exercise of stock options	249,900	2	-	-	561	-	-	-	-	563
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	288,026	(9,065)	(9,065)
Balance at September 26, 2021	56,098,061	$561	33,433,614	$334	$374,667	$272,976	$(318)	24,393,867	$(157,846)	$490,374

Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774
Net loss	-	-	-	-	-	(9,762)	-	-	-	(9,762)
Stock-based compensation	88,666	1	-	-	2,392	-	-	-	-	2,393
Exercise of stock options	76,378	1	-	-	220	-	-	-	-	221
Conversion – Class B into Class A	184,209	2	(184,209)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	36,355	(1,088)	(1,088)
Balance at September 27, 2020	54,053,730	$541	33,638,614	$336	$360,643	$157,761	$(243)	23,279,906	$(127,500)	$391,538

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	September 26, 2021	September 27, 2020

Operating activities:
Net loss	$(13,199)	$(9,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,970	8,840
Amortization of deferred financing costs	299	156
Deferred income taxes	(741)	(603)
Bad debt expense	(96)	(280)
Stock-based compensation	3,005	2,393
Other non-cash items	260	261
Changes in operating items:
Trade receivables	(9,708)	(15,154)
Inventories	(128,577)	(77,854)
Prepaid and other	(16,852)	(10,374)
Accounts payable and accrued expenses	2,415	7,046
Other assets and liabilities	2,060	4,623
Net cash used in operating activities	(150,164)	(90,708)

Investing activities:
Acquisitions, net of cash acquired	-	(250,943)
Capital expenditures, net of non-cash expenditures	(11,122)	(6,958)
Purchase of equity investments	-	(325)
Net cash used in investing activities	(11,122)	(258,226)

Financing activities:
Acquisition of treasury stock	(9,065)	(1,088)
Proceeds from exercise of employee stock options	563	221
Proceeds from bank borrowings	-	220,000
Repayment of notes payable and bank borrowings	-	(97,500)
Debt issuance cost	-	(2,193)
Net cash (used in) provided by financing activities	(8,502)	119,440

Net change in cash and cash equivalents	(169,788)	(229,494)
Cash and cash equivalents:
Beginning of period	173,573	240,506
End of period	$3,785	$11,012

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 26, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2022. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 27, 2021, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the quarters ended September 26, 2021 and September 27, 2020.

The Company is closely monitoring the impact of COVID-19 on its business, including how it will affect its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, product and delivery supply chain capacity, the speed of the anticipated recovery, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 26, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarters ended September 26, 2021 and September 27, 2020, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Our total deferred revenue as of June 27, 2021 was $33.4 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $18.2 million was recognized as revenue during the three months ended September 26, 2021. The deferred revenue balance as of September 26, 2021 was $34.5 million.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements. Any recently adopted accounting pronouncements did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Net Income (loss) Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the three months ended September 26, 2021 and September 27, 2020, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands)
Stock options	$-	$9
Restricted stock	3,005	2,384
Total	3,005	2,393
Deferred income tax benefit	741	603
Stock-based compensation expense, net	$2,264	$1,790

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands)
Marketing and sales	$1,327	$1,144
Technology and development	120	191
General and administrative	1,558	1,058
Total	$3,005	$2,393

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the three months ended September 26, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 27, 2021	336,700	$3.44
Granted	-	$-
Exercised	(249,900)	$2.63
Forfeited	-	-
Outstanding at September 26, 2021	86,800	$5.76	1.6	$2,446

Exercisable at September 26, 2021	71,800	$2.63	0.1	$2,248

As of September 26, 2021, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.1 million and the weighted average period over which these awards are expected to be recognized was 3.2 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended September 26, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 27, 2021	1,638,806	$18.12
Granted	7,500	$31.76
Vested	(172,500)	$11.90
Forfeited	(6,604)	$21.89
Non-vested at September 26, 2021	1,467,202	$18.90

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of September 26, 2021, there was $14.4 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over the weighted-average remaining period of 1.8 years.

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

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The fair values assigned to PersonalizationMall’s tangible and intangible assets and liabilities assumed were considered preliminary and were based on the information that was available as of the date of the acquisition. As of June 27, 2021, the Company had finalized its allocation and this resulted in immaterial adjustments to the carrying value of the respective recorded assets and the determination of the residual amount that was allocated to goodwill.

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three months ended September 27, 2020, gives effect to the PersonalizationMall acquisition as if it had been completed on June 28, 2020. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

Three months ended September 27, 2020
(in thousands)
Net revenues	$299,765
Net loss	$(4,171)

The unaudited pro forma amounts above include the following adjustments:

-

A decrease of operating expenses by $4.9 million, during the three months ended September 27, 2020, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.

-

An increase of operating expenses by $0.2 million, during the three months ending September 27, 2020, to reflect the additional amortization expense related to the increase in definite lived intangible assets.

-

An increase in interest expense of $0.6 million, during the three months ending September 27, 2020, which is comprised of incremental interest and amortization of deferred financing costs associated with the New Term Loan. The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective periods

Note 5 – Inventory, Net

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	September 26, 2021	June 27, 2021
	(in thousands)
Finished goods	$163,834	$72,267
Work-in-process	25,981	19,058
Raw materials	92,624	62,538
Total inventory	$282,439	$153,863

Note 6 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at June 27, 2021	$150,880	$-	$57,270	$208,150
Balance at September 26, 2021	$150,880	$-	$57,270	$208,150

The Company’s other intangible assets consist of the following:

		September 26, 2021			June 27, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14-16	$7,420	$6,385	$1,035	$7,420	$6,359	$1,061
Customer lists	3-10	23,825	14,560	9,265	23,825	13,697	10,128
Other	5-14	2,946	2,498	448	2,946	2,483	463
Total intangible assets with determinable lives		34,191	23,443	10,748	34,191	22,539	11,652
Trademarks with indefinite lives		127,396	-	127,396	127,396	-	127,396
Total identifiable intangible assets		$161,587	$23,443	$138,144	$161,587	$22,539	$139,048

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2022 - $2.4 million, fiscal 2023 - $3.3 million, fiscal 2024 - $3.3 million, fiscal 2025 - $0.8 million, fiscal2026 - $0.3 million and thereafter - $0.6 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $4.6 million as of September 26, 2021 and June 27, 2021.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt, Net

The Company’s current and long-term debt consists of the following:

	September 26, 2021	June 27, 2021
	(in thousands)
Revolver (1)	$-	$-
Term Loans (1)	185,000	185,000
Deferred financing costs	(3,189)	(3,488)
Total debt	181,811	181,512
Less: current debt	25,000	20,000
Long-term debt	$156,811	$161,512

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

The 2020 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of September 26, 2021. The 2020 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and New Term Loan are as follows: $20.0 million – remainder of fiscal 2022, $20.0 million – fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	September 26, 2021	June 27, 2021
	(in thousands)
Land	$30,284	$30,284
Orchards in production and land improvements	18,829	18,829
Building and building improvements	62,254	62,232
Leasehold improvements	24,712	26,451
Production equipment	83,373	82,526
Furniture and fixtures	8,277	8,860
Computer and telecommunication equipment	55,330	55,841
Software	184,072	177,844
Capital projects in progress - orchards	20,400	18,090
Property, plant and equipment, gross	487,531	480,957
Accumulated depreciation and amortization	(271,448)	(265,670)
Property, plant and equipment, net	$216,083	$215,287

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of September 26, 2021:
Trading securities held in a “rabbi trust” (1)	$21,957	$21,957	$-	$-
Total assets (liabilities) at fair value	$21,957	$21,957	$-	$-

As of June 27, 2021:
Trading securities held in a “rabbi trust” (1)	$21,651	$21,651	$-	$-
Total assets (liabilities) at fair value	$21,651	$21,651	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended September 26, 2021 was 37.9% compared to 27.7% in the same period of the prior year. The effective rate for the three months ended September 26, 2021 and September 27, 2020 differed from the U.S. federal statutory rate of 21% primarily from excess tax benefit from stock-based compensation during the respective interim tax periods, as well as state income taxes and nondeductible expenses for executive compensation.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company is currently undergoing its U.S. federal examination for fiscal 2018, however, fiscal years 2019 and 2020 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2016 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 26, 2021, the Company has an unrecognized tax benefit, including interest and penalties, of approximately $1.1 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended
Net Revenues:	September 26, 2021	September 27, 2020
Segment Net Revenues:	(in thousands)
Consumer Floral & Gifts	$181,229	$161,546
BloomNet	30,834	32,738
Gourmet Food & Gift Baskets	97,482	89,929
Corporate	45	106
Intercompany eliminations	(217)	(547)
Total net revenues	$309,373	$283,772

	Three Months Ended
Operating Income (Loss):	September 26, 2021	September 27, 2020
	(in thousands)
Segment Contribution Margin:
Consumer Floral & Gifts	$19,190	$19,236
BloomNet	10,860	10,421
Gourmet Food & Gift Baskets	(7,673)	(2,581)
Segment Contribution Margin Subtotal	22,377	27,076
Corporate (a)	(31,731)	(31,697)
Depreciation and amortization	(10,970)	(8,840)
Operating loss	$(20,324)	$(13,461)

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	September 26, 2021				September 27, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$179,286		84,085	263,371	$159,792	$-	$79,071	$238,863
Retail	1,110		1,837	2,947	946	-	1,573	2,519
Wholesale		9,984	11,560	21,544	-	11,292	9,285	20,577
BloomNet services		20,850		20,850	-	21,446	-	21,446
Other	833			833	808	-	-	808
Corporate				45	-	-	-	106
Eliminations				(217)	-	-	-	(547)
Net revenues	$181,229	30,834	97,482	309,373	$161,546	$32,738	$89,929	$283,772

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

Additional information related to our leases is as follows:

Three Months Ended
September 26, 2021
(in thousands)
Lease costs:
Operating lease costs	$3,963
Variable lease costs	5,130
Short-term lease cost	1,581
Sublease income	(182)
Total lease costs	$10,492

Three Months Ended
September 26, 2021
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$3,618
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,135

September 26, 2021
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	9.2
Weighted-discount rate - operating leases	3.9%

Maturities of lease liabilities in accordance with ASC 842 as of September 26, 2021 are as follows (in thousands):

Remainder of 2022	$10,972
2023	16,469
2024	17,758
2025	15,459
2026	14,284
Thereafter	68,870
Total Future Minimum Lease Payments	143,812
Less Imputed Remaining Interest	24,827
Total	$118,985

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

Note 15 – Subsequent Event

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of Vital Choice Seafood LLC, a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended June 27, 2021. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended June 27, 2021 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the year ended June 27, 2021.

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

The COVID-19 pandemic has affected, and will continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, we continue to see strong e-commerce demand for gourmet foods and gift baskets and our floral and personalized products. With that said, there are headwinds (and resulting increased costs) that have been, and will continue to impact our operations during the foreseeable future, including:

●

Increased operating costs - we are seeing increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including: required social distancing, enhanced facility cleaning and sanitizing schedules, and staggered production shifts, as well as overall wage rate increases and labor supply shortages.

●

Supply chain constraints – the nationwide increase in e-commerce volume has also resulted in third-party carrier capacity constraints, and higher delivery costs, while ocean transport capacity shortages, caused by the ongoing global recovery from the pandemic, have contributed to supply chain shortages and increased costs.

The scale and overall economic impact of the COVID-19 crisis is still very difficult to assess as the Company began to annualize the impact that COVID-19 has had on consumer behavior in its fiscal fourth quarter of 2021. However, the Company believes that the operating platform it has built over the years, combined with its diversified product line, and ability to engage with its customers will allow it to successfully navigate this challenging environment and continue to grow revenues at a double-digit pace through fiscal 2022. The Company’s 9.0 percent revenue growth for the quarter, followed 51.5 percent growth achieved in last year’s first quarter, when ecommerce demand spiked during the early stages of the pandemic. As we had anticipated, the first quarter of fiscal 2022 started out somewhat slowly, with demand gradually ramping up, before reaching double-digit growth in the month of September. Continuing recognition and relevance of the Company’s products for everyday gifting and connective occasions, as well as an expanded product offering, including PersonalizationMall, were the primary drivers of growth.

In order to mitigate the impact of the aforementioned headwinds, the Company has implemented a number of initiatives designed to take advantage of the strong ecommerce demand we anticipate during the key holiday season. These initiatives include strategic pricing programs across our brands, as wells as the significant investments we have made in our operating platform, including pre-building inventory, which leverages our expanded cold-storage facilities, and deploying automation in our warehouse and distribution facilities to increase throughput and reduces reliance on seasonal labor. As a result, we are well positioned to help our customers connect and express themselves with the important people in their lives for both everyday occasions and the key holiday season.

Company Guidance

The Company is reaffirming its guidance for its fiscal 2022 year, which includes:

•	Total revenue growth of 10.0 percent-to-12.0 percent compared with the prior year;
•	Adjusted EBITDA growth of 5.0 percent-to-8.0 percent compared with the prior year;
•	EPS in line with fiscal 2021 as improved EBITDA is offset by higher depreciation and a higher effective tax rate; and
•	Free Cash Flow to exceed $100 million.

The Company’s guidance for the year is based on several factors, including:

•

The significant increase in consumers shopping online where the Company’s broad product offering and brand portfolio makes it a leading destination for customers looking for solutions to help them connect, express themselves and celebrate - sentiments that have become more important than ever;

•	Significant expansion of the Company’s product offering, both organically and through strategic acquisitions like Shari’s Berries and PersonalizationMall;
•	The expanded size of the Company’s customer file along with continued positive customer behavior trends; and
•	Continued strong growth in the Company’s Celebrations Passport® loyalty program, which is helping drive increased frequency, retention, and cross-category/cross-brand purchases.

Definitions of non-GAAP Financial Measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures.  Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures. We do not provide a reconciliation of adjusted EBITDA guidance to net income guidance or a reconciliation of free cash flow guidance to net cash provided by operating activities because doing so would require unreasonable efforts at this time, because of the uncertainty and variability of the nature and amount of certain components of various necessary GAAP components, including for example those related to compensation, tax items, amortization or others that may arise during the year, and the Company's management believes such reconciliations would imply a degree of precision that would be confusing or misleading to investors. These non-GAAP financial measures are referred to as “adjusted" or “on a comparable basis” below.

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

Free Cash Flow

We define free cash flow as net cash provided by operating activities less capital expenditures. The Company considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of fixed assets, which can then be used to, among other things, invest in the Company’s business, make strategic acquisitions, strengthen the balance sheet, and repurchase stock or retire debt. Free cash flow is a liquidity measure that is frequently used by the investment community in the evaluation of similarly situated companies.

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

	Three Months Ended
	September 26, 2021	Transaction Costs	As Adjusted (non-GAAP) September 26, 2021	September 27, 2020	PersonalizationMall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) September 27, 2020	% Change
Net revenues:
Consumer Floral & Gifts	$181,229	$-	$181,229	$161,546	$-	$-	$161,546	12.2%
BloomNet	30,834		30,834	32,738			32,738	-5.8%
Gourmet Foods & Gift Baskets	97,482		97,482	89,929			89,929	8.4%
Corporate	45		45	106			106	-57.5%
Intercompany eliminations	(217)		(217)	(547)			(547)	60.3%
Total net revenues	$309,373	$-	$309,373	$283,772	$-	$-	$283,772	9.0%

Gross profit:
Consumer Floral & Gifts	$76,003		$76,003	$65,586			$65,586	15.9%
	41.9%		41.9%	40.6%			40.6%

BloomNet	15,409		15,409	14,838			14,838	3.8%
	50.0%		50.0%	45.3%			45.3%

Gourmet Foods & Gift Baskets	34,163		34,163	35,007			35,007	-2.4%
	35.0%		35.0%	38.9%			38.9%

Corporate	(61)		(61)	49			49	-224.5%
	-135.6%		-135.6%	46.2%			46.2%

Total gross profit	$125,514	$-	$125,514	$115,480	$-	$-	$115,480	8.7%
	40.6%	-	40.6%	40.7%	-	-	40.7%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$19,190	$-	$19,190	$19,236	$-	$-	$19,236	-0.2%
BloomNet	10,860		10,860	10,421			10,421	4.2%
Gourmet Foods & Gift Baskets	(7,673)		(7,673)	(2,581)		(405)	(2,986)	-157.0%
Segment Contribution Margin Subtotal	22,377	-	22,377	27,076	-	(405)	26,671	-16.1%
Corporate (b)	(31,731)	456	(31,275)	(31,697)	4,890		(26,807)	-16.7%
EBITDA (non-GAAP)	(9,354)	456	(8,898)	(4,621)	4,890	(405)	(136)	-6442.6%
Add: Stock-based compensation	3,005		3,005	2,393			2,393	25.6%
Add: Compensation charge related to NQ Plan Investment Appreciation	567		567	980			980	-42.1%
Adjusted EBITDA (non-GAAP)	$(5,782)	$456	$(5,326)	$(1,248)	$4,890	$(405)	$3,237	-264.5%

Reconciliation of net loss to adjusted net loss (non-GAAP):	Three Months Ended
	September 26, 2021	September 27, 2020

Net loss	$(13,199)	$(9,762)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Add: Transaction costs	456	4,890
Deduct: Harry & David store closure cost adjustment	-	(405)
Deduct: Income tax effect on adjustments	(173)	(1,242)
Adjusted net loss (non-GAAP)	$(12,916)	$(6,519)

Basic and diluted net loss per common share	$(0.20)	$(0.15)

Basic and diluted adjusted net loss per common share (non-GAAP)	$(0.20)	$(0.10)

Weighted average shares used in the calculation of net loss and adjusted net loss per common share	65,062	64,320

Reconciliation of net loss to adjusted EBITDA (non-GAAP):	Three Months Ended
	September 26, 2021	September 27, 2020

Net loss	$(13,199)	$(9,762)
Add: Interest expense and other, net	932	41
Add: Depreciation and amortization	10,970	8,840
Deduct: Income tax benefit	8,057	3,740
EBITDA	(9,354)	(4,621)
Add: Stock-based compensation	3,005	2,393
Add: Compensation charge related to NQ plan investment appreciation	567	980
Add: Transaction costs	456	4,890
Deduct: Harry & David store closure cost adjustment	-	(405)
Adjusted EBITDA	$(5,326)	$3,237

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

Results of Operations

Net revenues

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change
	(dollars in thousands)
Net revenues:

E-Commerce	$263,371	$238,863	10.3%
Other	46,002	44,909	2.4%
Total net revenues	$309,373	$283,772	9.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 9.0% during the three months ended September 26, 2021, compared to the same period of the prior year, due to higher revenues within the Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments, partially offset by a decline within the BloomNet segment. Adjusted for the impact of the non-comparative period of PersonalizationMall, which was acquired on August 3, 2020, and is included in our Consumer Floral & Gifts segment, consolidated revenues grew 4.3% in comparison to the prior year. This revenue growth was during one of our most challenging year-over-year comparisons, as it followed the 51.5% revenue growth we reported in the first quarter last year, which was accelerated by the growth of e-commerce shopping during the pandemic, and as we faced significant headwinds affecting revenue growth, including increased digital marketing costs, and wide-spread delays in obtaining certain product components. This illustrates the strong growth momentum that we have been building over the past several years, as a result of increased recognition and relevance for our family of brands for everyday gifting and connective occasions, which was complemented by an expanded product assortment, including PersonalizationMall products. We also continued to see growth in our Celebrations Passport loyalty program, which helps drive increased cross-brand purchasing, purchase frequency, retention, and customer life-time value.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	September 26, 2021				September 27, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$179,286	$-	$84,085	$263,371	$159,792	$-	$79,071	$238,863
Retail	1,110	-	1,837	2,947	946	-	1,573	2,519
Wholesale	-	9,984	11,560	21,544	-	11,292	9,285	20,577
BloomNet services	-	20,850	-	20,850	-	21,446	-	21,446
Other	833	-	-	833	808	-	-	808
Corporate	-	-	-	45	-	-	-	106
Eliminations	-	-	-	(217)	-	-	-	(547)
Net revenues	$181,229	$30,834	$97,482	$309,373	$161,546	$32,738	$89,929	$283,772

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) increased by 10.3% during the three months ended September 26, 2021, comprised of 6.3% growth within the Gourmet Foods & Gift Baskets segment, and 12.2% within the Consumer Floral & Gifts segment, which includes the revenues of PersonalizationMall, since its date of acquisition on August 3, 2020.

The Company fulfilled approximately 3.7 million orders through its e-commerce sales channels (online and telephonic sales) during the three months ended September 26, 2021, an increase of 5.9% compared to the same period of the prior year, while average order value increased 4.1% to $70.95 during the same period.

●

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues increased by 2.4% during the three months ended September 26, 2021, compared to the same period of the prior year, due to increased volume by Gourmet Food & Gift Basket wholesale customers as COVID-19 restrictions eased, partially offset by lower wholesale revenues within the BloomNet segment, primarily as a result of supply chain delays.

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

Net revenues within this segment increased 12.2% during the three months ended September 26, 2021, compared to the same period of the prior year, reflecting the contributions of PersonalizationMall and the marketing and merchandising investments made in our flagship brand, which are continuing to drive growth and market share gains. This growth came during a period when consumers were distracted by summer activities that re-opened as COVID-19 restrictions were being lifted, validating the strength of the brand and its customer base. Pro-forma segment revenue growth was 3.9%, during the three months ended September 26, 2021, adjusting for the August 3, 2020 acquisition of PersonalizationMall.

BloomNet - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues decreased 5.8% during the three months ended September 26, 2021, compared to the same period of the prior year, reflecting delays in wholesale hard-goods shipments due to supply chain constraints which have delayed receipt of product, and reduced florist-to-florist order volume, partially offset by favorable membership related services.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, and Shari’s Berries. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, and prime steaks and chops through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations.

Net revenues within this segment increased 8.4% during the three months ended September 26, 2021, compared to the same period of the prior year, due to: (i) favorable e-commerce revenues of 6.3% resulting from increased penetration of “everyday” volume driven by Harry & David, Cheryl’s Cookies, and Shari’s Berries initiatives, as well as (ii) wholesale and retail revenue growth of 23.4%, due to improving demand as COVID-19 restrictions were lifted and foot-traffic in customer locations continued to return to more normalized levels.

Gross profit

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change
	(dollars in thousands)

Gross profit	$125,514	$115,480	8.7%
Gross profit %	40.6%	40.7%

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

Gross profit increased 8.7% during the three months ended September 26, 2021, compared to the same period of the prior year, as a result of the increase in revenues noted above, partially offset by slightly lower gross margin percentage. Gross profit percentage decreased 10 basis points, during the three months ended September 26, 2021, compared to the same period of the prior year, primarily due to lower margins within the Gourmet Foods & Gift Baskets segment, partially offset by higher margins within the Consumer Floral & Gifts and Bloomnet segments. On a pro-forma basis, adjusting for the impact of PersonalizationMall, gross margin percentage was 40.0% during the three months ended September 26, 2021. The lower margins reflect macro-economic headwinds including limited availability and increased costs for labor, as well as widespread delays and rising costs of inbound and outbound transportation. The Company has implemented a number of initiatives designed to mitigate the impact of these issues, including strategic pricing initiatives across our brands, as well as the investments we have made in our operating platform, consisting of pre-building inventory, deploying automation to increase throughput and reduce reliance on seasonal labor. Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit increased by 15.9% during the three months ended September 26, 2021, compared to the same period of the prior year, as a result of the revenue increase noted above, as well as higher gross margin percentage, which increased 130 basis points, to 41.9%, due to the impact of the acquisition of PersonalizationMall, which carries higher margins, as well as pricing initiatives, partially offset by higher component and transportation costs. On a pro-forma basis, adjusting for the impact of PersonalizationMall, gross margin percentage was 41.1% during the three months ended September 26, 2021.

BloomNet segment - Gross profit increased by 3.8% during the three months ended September 26, 2021, compared to the same period of the prior year, due to an increase in gross margin percentage of 470 basis points to 50.0%, partially offset by the decrease in revenue noted above. The increase in gross margin percentage was due to revenue mix resulting from growth in high margin services revenue streams, and decreases in lower margin wholesale revenues and florist-to-florist volumes.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 2.4% during the three months ended September 26, 2021, compared to the same period of the prior year, due to the decrease in gross profit percentage of 390 basis points, to 35.0%, partially offset by the revenue increase noted above. The decline in gross margin percentage was primarily reflecting increased costs for labor and transportation, as well as higher discounts.

Marketing and sales expense

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change
	(dollars in thousands)

Marketing and sales	$94,379	$80,285	17.6%
Percentage of net revenues	30.5%	28.3%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 17.6% during the three months ended September 26, 2021, compared to the same period of the prior year, due to: (i) the variable components of revenue growth, (ii) the annualization of the impact of the acquisition of PersonalizationMall, which carries both higher product gross margins, as well as higher advertising ratios, and (iii) increased digital marketing and labor costs, reflecting the competitive post COVID-19 environment.

During the three months ended September 26, 2021, the Company added approximately 0.9 million new e-commerce customers, a decrease of 5.3% compared to the same period of the prior year, while purchase activity from existing customers increased 13.1%.

Technology and development expense

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change
	(dollars in thousands)

Technology and development	$13,423	$11,603	15.7%
Percentage of net revenues	4.3%	4.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expense increased 15.7% during the three months ended September 26, 2021, compared to the same period of the prior year, primarily due to increased consulting and labor costs, increased hosting and maintenance costs incurred to support the Company’s technology platform, in addition to the incremental costs associated with PersonalizationMall, which was acquired on August 3, 2020.

General and administrative expense

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change
	(dollars in thousands)

General and administrative	$27,066	$28,213	-4.1%
Percentage of net revenues	8.7%	9.9%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses decreased 4.1% during the three months ended September 26, 2021, compared to the same period of the prior year, due to lower transaction and litigation costs, and lower labor costs caused by a smaller increase in the value of the Company’s NQDC Plan assets (offset within Other (income) expenses noted below), combined with the impact of severance paid to terminated PersonalizationMall employees in the prior year. These decreases were partially offset by higher health insurance and facility costs.

Depreciation and amortization expense

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change
	(dollars in thousands)

Depreciation and amortization	$10,970	$8,840	24.1%
Percentage of net revenues	3.5%	3.1%

Depreciation and amortization expense increased 24.1% during the three months ended September 26, 2021, compared to the same period of the prior year, due to incremental depreciation and customer list amortization associated with PersonalizationMall, and recent short-lived IT related e-commerce/platform enhancements.

Interest (income) expense, net

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change
	(dollars in thousands)

Interest expense, net	$1,528	$1,040	46.9%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 46.9% during the three months ended September 26, 2021, compared to the same period of the prior year, due to the incremental interest expense associated with the New Term Loan, which was used to partially finance the acquisition of PersonalizationMall, and lower interest income on the Company’s outstanding cash balances due to lower interest rates.

Other income, net

	Three Months Ended
	September 26, 2021	September 27, 2020	% Change

Other income, net	$596	$999	-40.3%

Other income, net for the three months ended September 26, 2021, consists primarily of investment gains on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax benefit of $8.1 million and $3.7 million, during the three months ended September 26, 2021 and September 27, 2020, respectively. The Company’s effective tax rate for the three months ended September 26, 2021 was 37.9%, compared to 27.7% in the same period of the prior year. The effective rate for the three months ended September 26, 2021 and September 27, 2020 differed from the U.S. federal statutory rate of 21% primarily from excess tax benefit from stock-based compensation during the respective interim tax periods, as well as state income taxes and nondeductible expenses for executive compensation.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2020 Credit Agreement (see Note 8 - Debt in Item 1 for details). At September 26, 2021, the Company had working capital of $110.7 million, including cash and cash equivalents of $3.8 million, compared to working capital of $134.1 million, including cash and cash equivalents of $173.6 million, at June 27, 2021.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated nearly 50% of the Company’s annual revenues, and all of its earnings. However, with the onset of the pandemic of COVID-19, our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves, and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues and earnings, although the aforementioned increase in the Company’s “everyday” business has and is expected to continue to lessen the seasonality of our business.

During the first quarter of fiscal 2022, the Company did not borrow under its revolving credit agreement. Working capital borrowings typically peak in November, after which time cash generated from operations during the Christmas holiday shopping season are expected to enable the Company to repay such borrowings. In addition, on October 27, 2021, the Company completed its acquisition of Vital Choice, a provider of premium wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments).

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

Cash Flows

Net cash used in operating activities of $150.2 million, for the first quarter of fiscal 2022, was primarily attributable to the Company’s net loss during the period, combined with seasonal changes in working capital, including increases in inventory, trade receivables and prepaid and other, partially offset by non-cash charges for depreciation and amortization and stock-based compensation.

Net cash used in investing activities of $11.1 million, for the first quarter of fiscal 2022, was primarily attributable to capital expenditures related to the Company's technology initiatives, as well as manufacturing production and warehousing equipment.

Net cash used in financing activities of $8.5 million, for the first quarter of fiscal 2022, was primarily due to the acquisition of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At September 26, 2021, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Purchase commitments	$175,121	$8,158	$5,941	$3,750	$2,000	$-	$194,970

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies, since June 27, 2021.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K filing for the fiscal year ended June 27, 2021, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2020 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million during the three months ended September 26, 2021, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 26, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 26, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To the extent our normal procedures and controls related to our financial close or other reporting processes were adversely impacted by the COVID-19 outbreak, we took appropriate actions and safeguards to reasonably ensure the fair presentation of the financial statements in accordance with GAAP.

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

ITEM 1A. RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended June 27, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of September 26, 2021, $23.4 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2022, which includes the period June 28, 2021 through September 26, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

06/28/21 - 07/25/21	34,835	$30.03	34,835	$31,409
07/26/21 - 08/22/21	99,602	$31.07	99,602	$28,312
08/23/21 - 09/26/21	153,589	$32.01	153,589	$23,393

Total	288,026	$31.44	288,026

(1)	Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 5, 2021	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: November 5, 2021	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)