Form 10-Q
period 2021-12-26
1 800 FLOWERS COM INC
filed 2022-02-04
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2021

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of January 28, 2022:

Class A common stock: 36,889,934
Class B common stock: 28,153,614

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended December 26, 2021

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – December 26, 2021 (Unaudited) and June 27, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) – Three and Six Months Ended December 26, 2021 and December 27, 2020	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three and Six Months Ended December 26, 2021 and December 27, 2020	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended December 26, 2021 and December 27, 2020	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II.	Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

Signatures		40

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	December 26, 2021	June 27, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$271,068	$173,573
Trade receivables, net	77,797	20,831
Inventories, net	191,050	153,863
Prepaid and other	32,956	51,792
Total current assets	572,871	400,059

Property, plant and equipment, net	226,660	215,287
Operating lease right-of-use assets	134,932	86,230
Goodwill	212,533	208,150
Other intangibles, net	147,178	139,048
Other assets	27,164	27,905
Total assets	$1,321,338	$1,076,679

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$109,257	$57,434
Accrued expenses	279,345	178,512
Current maturities of long-term debt	20,000	20,000
Current portion of long-term operating lease liabilities	12,344	9,992
Total current liabilities	420,946	265,938

Long-term debt, net	151,844	161,512
Long-term operating lease liabilities	128,620	79,375
Deferred tax liabilities	32,856	34,162
Other liabilities	22,112	26,622
Total liabilities	756,378	567,609

Commitments and contingencies (See Note 13 and Note 14)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 56,778,082 and 55,675,661 shares issued at December 26, 2021 and June 27, 2021, respectively	568	557
Class B common stock, $.01 par value, 200,000,000 shares authorized, 33,433,614 shares issued at December 26, 2021 and June 27, 2021, respectively	334	334
Additional paid-in capital	377,234	371,103
Retained earnings	361,444	286,175
Accumulated other comprehensive loss	(318)	(318)
Treasury stock, at cost, 19,653,148 and 18,825,841 Class A shares at December 26, 2021 and June 27, 2021, respectively, and 5,280,000 Class B shares at December 26, 2021 and June 27, 2021	(174,302)	(148,781)
Total stockholders’ equity	564,960	509,070
Total liabilities and stockholders’ equity	$1,321,338	$1,076,679

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Net revenues	$943,044	$877,256	$1,252,417	$1,161,028
Cost of revenues	564,594	479,010	748,453	647,302
Gross profit	378,450	398,246	503,964	513,726
Operating expenses:
Marketing and sales	207,771	194,696	302,150	274,981
Technology and development	13,490	14,053	26,913	25,656
General and administrative	28,872	30,835	55,938	59,048
Depreciation and amortization	12,588	11,060	23,558	19,900
Total operating expenses	262,721	250,644	408,559	379,585
Operating income	115,729	147,602	95,405	134,141
Interest expense, net	1,723	1,927	3,251	2,967
Other income, net	(2,457)	(2,257)	(3,053)	(3,256)
Income before income taxes	116,463	147,932	95,207	134,430
Income tax expense	27,995	34,255	19,938	30,515
Net income	88,468	113,677	75,269	103,915
Other comprehensive loss (currency translation & other miscellaneous items)	-	(1)	-	(1)
Comprehensive income	$88,468	$113,676	$75,269	$103,914

Basic net income per common share	$1.36	$1.76	$1.16	$1.61

Diluted net income per common share	$1.34	$1.71	$1.14	$1.56

Weighted average shares used in the calculation of net income per common share:
Basic	65,261	64,728	65,161	64,524
Diluted	65,969	66,543	65,954	66,593

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended December 26, 2021 and December 27, 2020
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity

Balance at September 26, 2021	56,098,061	$561	33,433,614	$334	$374,667	$272,976	$(318)	24,393,867	$(157,846)	$490,374
Net income	-	-	-	-	-	88,468	-	-	-	88,468
Stock-based compensation	530,821	6	-	-	2,285	-	-	-	-	2,291
Exercise of stock options	149,200	1	-	-	282	-	-	-	-	283
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	539,281	(16,456)	(16,456)
Balance at December 26, 2021	56,778,082	$568	33,433,614	$334	$377,234	$361,444	$(318)	24,933,148	$(174,302)	$564,960

Balance at September 27, 2020	54,053,730	$541	33,638,614	$336	$360,643	$157,761	$(243)	23,279,906	$(127,500)	$391,538
Net income	-	-	-	-	-	113,677	-	-	-	113,677
Translation adjustment	-	-	-	-	-	-	(1)	-	-	(1)
Stock-based compensation	554,924	5	-	-	2,960	-	-	-	-	2,965
Exercise of stock options	352,822	3	-	-	808	-	-	-	-	811
Conversion – Class B into Class A	205,000	2	(205,000)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	509,783	(11,382)	(11,382)
Balance at December 27, 2020	55,166,476	$551	33,433,614	$334	$364,411	$271,438	$(244)	23,789,689	$(138,882)	$497,608

	Six Months Ended December 26, 2021 and December 27, 2020
	Common Stock				Additional	Retained	Accumulated			Total
	Class A		Class B		Paid-in	Earnings	Other	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Comprehensive Loss	Shares	Amount	Equity

Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070
Net income	-	-	-	-	-	75,269	-	-	-	75,269
Stock-based compensation	780,721	8	-	-	5,288	-	-	-	-	5,296
Exercise of stock options	321,700	3	-	-	843	-	-	-	-	846
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	827,307	(25,521)	(25,521)
Balance at December 26, 2021	56,778,082	$568	33,433,614	$334	$377,234	$361,444	$(318)	24,933,148	$(174,302)	$564,960

Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774
Net income	-	-	-	-	-	103,915	-	-	-	103,915
Translation adjustment	-	-	-	-	-		(1)	-	-	(1)
Stock-based compensation	643,590	6	-	-	5,352	-	-	-	-	5,358
Exercise of stock options	429,200	4	-	-	1,028	-	-	-	-	1,032
Conversion – Class B into Class A	389,209	4	(389,209)	(4)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	546,138	(12,470)	(12,470)
Balance at December 27, 2020	55,166,476	$551	33,433,614	$334	$364,411	$271,438	$(244)	23,789,689	$(138,882)	$497,608

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	December 26, 2021	December 27, 2020

Operating activities:
Net income	$75,269	$103,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,558	19,900
Amortization of deferred financing costs	616	545
Deferred income taxes	(1,306)	(1,388)
Bad debt expense	(1,285)	341
Stock-based compensation	5,296	5,358
Other non-cash items	(448)	(321)
Changes in operating items:
Trade receivables	(55,074)	(56,372)
Inventories	(28,534)	25,369
Prepaid and other	8,172	(1,937)
Accounts payable and accrued expenses	160,459	212,340
Other assets and liabilities	(875)	8,897
Net cash provided by operating activities	185,848	316,647

Investing activities:
Acquisitions, net of cash acquired	(20,786)	(250,943)
Capital expenditures, net of non-cash expenditures	(32,608)	(15,708)
Purchase of equity investments	-	(1,285)
Net cash used in investing activities	(53,394)	(267,936)

Financing activities:
Acquisition of treasury stock	(25,521)	(12,470)
Proceeds from exercise of employee stock options	846	1,032
Proceeds from bank borrowings	125,000	265,000
Repayment of notes payable and bank borrowings	(135,000)	(170,000)
Debt issuance cost	(284)	(2,193)
Net cash (used in) provided by financing activities	(34,959)	81,369

Net change in cash and cash equivalents	97,495	130,080
Cash and cash equivalents:
Beginning of period	173,573	240,506
End of period	$271,068	$370,586

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 26, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2022. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 27, 2021, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues. With the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves, and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues, and the Company will likely generate all of its earnings within this quarter, although the aforementioned increase in the Company’s “everyday” business has lessened, and is expected to continue to lessen, the seasonality of our business. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the quarters ended December 26, 2021 and December 27, 2020.

The Company is closely monitoring the impact of COVID-19 on its business, including how it affects its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it continues to impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, product and delivery supply chain capacity and rates, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 26, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarters ended December 26, 2021 and December 27, 2020, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Deferred Revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for subscription programs, including our Fruit of the Month Club and Celebrations Passport program.

Our total deferred revenue as of June 27, 2021 was $33.4 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $11.2 and $29.3 was recognized as revenue during the three and six months ended December 26, 2021. The deferred revenue balance as of December 26, 2021 was $57.4.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements. Any recently adopted accounting pronouncements did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands, except per share data)
Numerator:
Net income	$88,468	$113,677	$75,269	$103,915

Denominator:
Weighted average shares outstanding	65,261	64,728	65,161	64,524
Effect of dilutive securities:
Employee stock options	14	824	98	951
Employee restricted stock awards	694	991	695	1,118
	708	1,815	793	2,069

Adjusted weighted-average shares and assumed conversions	65,969	66,543	65,954	66,593

Net income per common share
Basic	$1.36	$1.76	$1.16	$1.61
Diluted	$1.34	$1.71	$1.14	$1.56

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands)
Stock options	$-	$9	$-	$18
Restricted stock	2,291	2,956	5,296	5,340
Total	2,291	2,965	5,296	5,358
Deferred income tax benefit	565	785	1,306	1,388
Stock-based compensation expense, net	$1,726	$2,180	$3,990	$3,970

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands)
Marketing and sales	$1,006	$1,367	$2,333	$2,511
Technology and development	91	226	211	417
General and administrative	1,194	1,372	2,752	2,430
Total	$2,291	$2,965	$5,296	$5,358

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the six months ended December 26, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 27, 2021	336,700	$3.44
Granted	-	$-
Exercised	(321,700)	$2.63
Forfeited	-	-
Outstanding at December 26, 2021	15,000	$20.72	0.3	$26

Exercisable at December 26, 2021	0	$0	0.0	$0

As of December 26, 2021, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $0.1 million and the weighted average period over which these awards are expected to be recognized was 2.9 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended December 26, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 27, 2021	1,638,806	$18.12
Granted	697,647	$31.87
Vested	(780,721)	$14.13
Forfeited	(438,990)	$30.09
Non-vested at December 26, 2021	1,116,742	$24.78

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of December 26, 2021, there was $20.6 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over the weighted-average remaining period of 2.8 years.

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

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed:

	PersonalizationMall’s Preliminary Purchase Price Allocation	Measurement Period Adjustments (1)	PersonalizationMall’s Final Purchase Price Allocation
	August 3, 2020		June 27, 2021
	(in thousands)

Assets Acquired:
Inventories	$16,998	$-	$16,998
Other assets	5,216	-1	5,215
Property, plant and equipment, net	30,792	-	30,792
Operating lease right-of-use assets	21,438	-	21,438
Goodwill	133,337	102	133,439
Other intangibles, net	76,000	-	76,000
Total assets acquired	$283,781	$101	$283,882

Liabilities assumed:
Accounts payable and accrued expenses	$11,400	$102	$11,502
Operating lease liabilities	21,438	-	21,438
Total liabilities assumed	$32,838	$102	$32,940

Net assets acquired	$250,943	$(1)	$250,942

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three and six months ended December 27, 2020, give effect to the PersonalizationMall acquisition as if it had been completed on July 1, 2019. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Three months ended December 27, 2020	Six months ended December 27, 2020
	(in thousands)
Net Revenues	$877,256	$1,177,021
Net Income	114,071	110,289

The unaudited pro forma amounts above include the following adjustments:

-

A decrease of operating expenses by $0.5 and $5.4 million during the three and six months ended December 27, 2020, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.

-

An increase of operating expenses by $0.2 million during the six months ended  December 27, 2020 to reflect the additional amortization expense related to the increase in definite lived intangible assets.

-

An increase in interest expense of $0.6 million during the six months ended December 27, 2020, which is comprised of incremental interest and amortization of deferred financing costs associated with the New Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective periods.

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020.

After working capital and related adjustments, total consideration transferred was approximately $20.3 million, and was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

Vital Choice Preliminary Purchase Price Allocation
(in thousands)
Inventory	$8,653
Other current assets	929
Property, plant and equipment	205
Intangible assets	9,800
Goodwill	4,383
Total assets acquired	23,970

Current liabilities	3,621
Net assets acquired	$20,349

The estimated fair value of the acquired work in process and finished goods inventory was determined utilizing the income approach. The income approach estimates the fair value of the inventory based on the net retail value of the inventory, less operating expenses and a reasonable profit allowance. Raw materials inventory was valued at book value, as there have not been any significant price fluctuations or other events that would materially change the cost to replace the raw materials.

Of the acquired intangible assets, $4.5 million was assigned to customer lists, which is being amortized over the estimated remaining life of 5 years, $5.3 million was assigned to tradenames (indefinite life), and $4.4 million was assigned to goodwill (indefinite life), which is expected to be deductible for tax purposes. The goodwill recognized is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits.

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

Operating results of the Vital Choice business are reflected in the Company’s consolidated financial statements from the date of acquisition within the Gourmet Foods & Gift Baskets segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Note 5 – Inventory, Net

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 26, 2021	June 27, 2021
	(in thousands)
Finished goods	$105,058	$72,267
Work-in-process	23,160	19,058
Raw materials	62,832	62,538
Total inventory	$191,050	$153,863

Note 6 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at June 27, 2021	$150,880	$-	$57,270	$208,150
Acquisition of Vital Choice	-	-	4,383	4,383
Balance at December 26, 2021	$150,880	$-	$61,653	$212,533

The Company’s other intangible assets consist of the following:

				December 26, 2021			June 27, 2021
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$6,411	$1,009	$7,420	$6,359	$1,061
Customer lists	3	-	10	28,325	15,285	13,040	23,825	13,697	10,128
Other	5	-	14	2,946	2,513	433	2,946	2,483	463
Total intangible assets with determinable lives				38,691	24,209	14,482	34,191	22,539	11,652
Trademarks with indefinite lives				132,696	-	132,696	127,396	-	127,396
Total identifiable intangible assets				$171,387	$24,209	$147,178	$161,587	$22,539	$139,048

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2022 - $2.3 million, fiscal 2023 - $4.2 million, fiscal 2024 - $4.2 million, fiscal 2025 - $1.7 million, fiscal 2026 - $1.2 million and thereafter - $0.9 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $4.6 million as of December 26, 2021 and June 27, 2021.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt, Net

The Company’s current and long-term debt consists of the following:

	December 26, 2021	June 27, 2021
	(in thousands)
Revolver (1)	$-	$-
Term Loans (1)	175,000	185,000
Deferred financing costs	(3,156)	(3,488)
Total debt	171,844	181,512
Less: current debt	20,000	20,000
Long-term debt	$151,844	$161,512

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

On November 8, 2021, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement. The Second Amendment amends the 2020 Credit Agreement (together the “2021 Credit Agreement”) to, among other modifications, decrease the interest margins and LIBOR floor applicable to the existing tranche of term A-1 loans.

The 2021 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of December 26, 2021. The 2021 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and New Term Loan are as follows: $10.0 million – remainder of fiscal 2022, $20.0 million – fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	December 26, 2021	June 27, 2021
	(in thousands)
Land	$30,284	$30,284
Orchards in production and land improvements	19,266	18,829
Building and building improvements	62,616	62,232
Leasehold improvements	25,564	26,451
Production equipment	105,952	82,526
Furniture and fixtures	8,631	8,860
Computer and telecommunication equipment	56,779	55,841
Software	191,962	177,844
Capital projects in progress - orchards	8,126	18,090
Property, plant and equipment, gross	509,180	480,957
Accumulated depreciation and amortization	(282,520)	(265,670)
Property, plant and equipment, net	$226,660	$215,287

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of December 26, 2021:
Trading securities held in a “rabbi trust” (1)	$22,009	$22,009	$-	$-
Total assets (liabilities) at fair value	$22,009	$22,009	$-	$-

As of June 27, 2021:
Trading securities held in a “rabbi trust” (1)	$21,651	$21,651	$-	$-
Total assets (liabilities) at fair value	$21,651	$21,651	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and six months ended December 26, 2021 was 24.0% and 20.9%, respectively, compared to 23.2% and 22.7% in the same periods of the prior year. The effective rates for fiscal 2022 and fiscal 2021 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company recently completed its U.S. federal examination for fiscal 2018, however, fiscal years 2019 and 2020 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2016 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 26, 2021, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.1 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net Revenues:	(in thousands)
Segment Net Revenues:
Consumer Floral & Gifts	$315,083	$305,357	$496,312	$466,903
BloomNet	37,930	34,051	68,764	66,789
Gourmet Foods & Gift Baskets	590,946	538,265	688,428	628,194
Corporate	69	135	114	241
Intercompany eliminations	(984)	(552)	(1,201)	(1,099)
Total net revenues	$943,044	$877,256	$1,252,417	$1,161,028

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$38,156	$45,657	$57,346	$64,893
BloomNet	11,887	12,141	22,747	22,562
Gourmet Foods & Gift Baskets	110,502	135,621	102,829	133,040
Segment Contribution Margin Subtotal	160,545	193,419	182,922	220,495
Corporate (a)	(32,228)	(34,757)	(63,959)	(66,454)
Depreciation and amortization	(12,588)	(11,060)	(23,558)	(19,900)
Operating income	$115,729	$147,602	$95,405	$134,141

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended				Three Months Ended
	December 26, 2021				December 27, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$312,820	$-	$514,702	$827,522	$303,275	$-	$474,535	$777,810
Retail	1,385	-	4,591	5,976	1,210	-	4,088	5,298
Wholesale	-	14,584	71,653	86,237		9,150	59,642	68,792
BloomNet services	-	23,346	-	23,346		24,901	-	24,901
Other	878	-	-	878	872	-	-	872
Corporate	-	-	-	69		-	-	135
Eliminations	-	-	-	(984)		-	-	(552)
Net revenues	$315,083	$37,930	$590,946	$943,044	$305,357	$34,051	$538,265	$877,256

	Six Months Ended				Six Months Ended
	December 26, 2021				December 27, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$492,106	$-	$598,787	$1,090,893	$463,067	$-	$553,606	$1,016,673
Retail	2,495	-	6,428	8,923	2,157	-	5,661	7,818
Wholesale	-	24,568	83,213	107,781	-	20,443	68,927	89,370
BloomNet services	-	44,196	-	44,196	-	46,346	-	46,346
Other	1,711	-	-	1,711	1,679	-	-	1,679
Corporate	-	-	-	114	-	-	-	241
Eliminations	-	-	-	(1,201)	-	-	-	(1,099)
Net revenues	$496,312	$68,764	$688,428	$1,252,417	$466,903	$66,789	$628,194	$1,161,028

Note 13 – Leases

The Company currently leases plants, warehouses, offices, store facilities, and equipment under various leases through fiscal 2036. Most lease agreements are of a long-term nature (over a year), although the Company does also enter into short-term leases, primarily for seasonal needs. Lease agreements may contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company accounts for its leases in accordance with ASC 842.

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

Additional information related to our leases is as follows:

	Three Months Ended	Six Months Ended
	December 26, 2021	December 26, 2021
	(in thousands)
Lease costs:
Operating lease costs	$5,101	$9,064
Variable lease costs	5,745	10,875
Short-term lease cost	2,916	4,497
Sublease income	(175)	(357)
Total lease costs	$13,587	$24,079

Six Months Ended
December 26, 2021
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$7,309
Right-of-use assets obtained in exchange for new operating lease liabilities	$55,433

December 26, 2021
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	10.0
Weighted-discount rate - operating leases	3.9%

Maturities of lease liabilities in accordance with ASC 842 as of December 26, 2021 are as follows (in thousands):

Remainder of 2022	$8,194
2023	18,503
2024	19,865
2025	17,566
2026	16,392
Thereafter	93,083
Total Future Minimum Lease Payments	173,603
Less Imputed Remaining Interest	32,639
Total	$140,964

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

Note 15. Accrued Expenses

Accrued expenses consisted of the following:

	December 26, 2021	June 27, 2021
	(in thousands)
Payroll and employee benefits	$30,231	$56,134
Deferred revenue	57,435	33,388
Accrued marketing expenses	26,684	16,591
Accrued florist payout	21,844	17,926
Accrued purchases	51,163	17,259
Accrued taxes	28,780	3,511
Other	63,208	33,703
Accrued Expenses	$279,345	$178,512

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

Business Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. The Company’s business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Stock Yards® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; and DesignPac Gifts, LLC, a manufacturer of gift baskets and towers.

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

The Company used a combination of cash on its balance sheet and its existing credit facility to fund the $245.0 million purchase (subject to certain working capital and other adjustments), which included its newly renovated, leased 360,000 square foot state-of-the-art production and distribution facility, as well as customer database, tradenames and website. PersonalizationMall’s revenues were approximately $171.2 million during its fiscal year ended February 29, 2020 - see Note 4 – Acquisitions in Item 1.

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020 - see Note 4 – Acquisitions in Item 1.

Amended Credit Agreement

Subsequent to, but in contemplation of the acquisition, on August 20, 2020, the Company entered into a First Amendment to its 2019 Credit Agreement to: (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The $100.0 million proceeds of the New Term Loan were used to repay the $95.0 million borrowing that had been drawn on its existing Revolver to finance the acquisition, as well as financing fees of approximately $2.0 million

On November 8, 2021, the Company, entered into a Second Amendment to the Company’s existing credit agreement, to, among other modifications, decrease the interest margins and LIBOR floor applicable to the existing tranche of term A-1 loans (See Note 8 - Debt, in Item 1. for details).

COVID-19 Impact

In response to the global pandemic, the Company has taken actions to promote employee safety and business continuity, informed by the guidelines set forth by local, state and federal government and health officials. These initiatives are governed by our “Pandemic Preparedness and Response Plan,” which established an internal “nerve center” to assist efforts surrounding: communication and coordination throughout the business, workforce protection and supply chain management, and support for the Company’s customers, vendors, franchisees, and our BloomNet member florists.

The COVID-19 pandemic, and its related impacts, has affected, and will continue to affect, our operations and financial results for the foreseeable future. While there is significant uncertainty in the overall consumer environment due to the COVID-19 crisis, we continue to see strong e-commerce demand for gourmet foods and gift baskets and our floral and personalized products. With that said, we have experienced significant headwinds that have, and will continue to impact our operations during the foreseeable future, including:

●

Increased labor costs – in addition to the significant increases in wage rates required to attract workers in a highly competitive environment, which has been exacerbated by reductions in the available labor pool, we are seeing increased costs associated with the changes we have made, and continue to make, to our manufacturing, warehouse and distribution facilities to provide for the safety and wellbeing of our associates, including: required social distancing, free COVID-19 testing, enhanced facility cleaning and sanitizing schedules, staggered production shifts, and enhanced sick-time benefits.

●

Supply chain constraints – the nationwide increase in e-commerce volume has resulted in third-party carrier capacity constraints, and higher delivery costs, while ocean transport capacity shortages have resulted in significant cost increases, on both direct ocean container charges, as well as port storage and related charges and inbound trucking fees.

The scale and overall economic impact of the COVID-19 crisis continues to evolve and it is difficult to assess its effects both on customer behavior and input costs. While both consumer confidence and spending are expected to continue to face headwinds from inflation and potential winter surges of the pandemic, demand has remained relatively strong. Our 7.5% and 7.9% revenue growth for the three and six months ended December 26, 2021, was on top of the 44.8% and 46.4% growth that we achieved in the same periods of the prior year when ecommerce demand spiked during the early stages of the pandemic. From a cost perspective, anticipated headwinds from widely reported ocean container pricing, storage and demurrage fees, as well as inbound and outbound transportation charges, combined with labor shortages and rate increases, significantly exceeded expectations during the quarter. Additionally, marketing rates escalated beyond the more normalized rates we saw in the year ago holiday quarter. These inflationary headwinds ultimately offset both contributions from our revenue growth, and initiatives to offset these headwinds, which included strategic pricing increases, pre-building of inventory, and deploying warehouse and distribution facility automation, negatively impacting our gross margins and bottom-line results.

Company Guidance

The Company is updating its guidance for the fiscal 2022 year, reflecting reported results for the first half of the year, as well as its outlook for the remainder of the year. The updated guidance includes:

●	Total revenue growth of 7.0 percent-to-9.0 percent, compared with the prior year;
●	Adjusted EBITDA in a range of $140.0 million-to-$150.0 million;
●	EPS in a range of $0.90 -to- $1.00 per diluted share, and;
●

The Company anticipates that Free Cash Flow for the year will be down significantly compared with the prior year based on its updated guidance and its plans to use its strong balance sheet to continue to invest in inventory to support its growth plans and address the headwinds it sees in the macro economy.

The Company’s guidance for the year is based on several factors, including:

●

the continuing headwinds associated with the ongoing pandemic, increased costs for labor, inbound and outbound shipping, and marketing, as well as consumer concerns regarding rising price inflation somewhat offset by;

●

the Company’s ability to continue to attract new customers and add new members to its Celebrations Passport® loyalty program, which is helping drive increased frequency, retention, and cross-category/cross-brand purchases.

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

	Three Months Ended
	December 26, 2021	Transaction Costs	As Adjusted (non-GAAP) December 26, 2021	December 27, 2020	PersonalizationMall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) December 27, 2020	% Change
Net revenues:
Consumer Floral & Gifts	$315,083	$-	$315,083	$305,357	$-	$-	$305,357	3.2%
BloomNet	37,930		37,930	34,051			34,051	11.4%
Gourmet Foods & Gift Baskets	590,946		590,946	538,265			538,265	9.8%
Corporate	69		69	135			135	-48.9%
Intercompany eliminations	(984)		(984)	(552)			(552)	-78.3%
Total net revenues	$943,044	$-	$943,044	$877,256	$-	$-	$877,256	7.5%

Gross profit:
Consumer Floral & Gifts	$130,025		$130,025	$134,474			$134,474	-3.3%
	41.3%		41.3%	44.0%			44.0%

BloomNet	16,021		16,021	16,820			16,820	-4.8%
	42.2%		42.2%	49.4%			49.4%

Gourmet Foods & Gift Baskets	232,239		232,239	246,890			246,890	-5.9%
	39.3%		39.3%	45.9%			45.9%

Corporate	165		165	62			62	166.1%
	239.1%		239.1%	45.9%			45.9%

Total gross profit	$378,450	$-	$378,450	$398,246	$-	$-	$398,246	-5.0%
	40.1%	-	40.1%	45.4%	-	-	45.4%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$38,156	$-	$38,156	$45,657	$-	$-	$45,657	-16.4%
BloomNet	11,887		11,887	12,141			12,141	-2.1%
Gourmet Foods & Gift Baskets	110,502		110,502	135,621		(78)	135,543	-18.5%
Segment Contribution Margin Subtotal	160,545	-	160,545	193,419	-	(78)	193,341	-17.0%
Corporate (b)	(32,228)	59	(32,169)	(34,757)	513		(34,244)	6.1%
EBITDA (non-GAAP)	128,317	59	128,376	158,662	513	(78)	159,097	-19.3%
Add: Stock-based compensation	2,291		2,291	2,965			2,965	-22.7%
Add: Compensation charge related to NQDC Plan Investment Appreciation	2,425		2,425	2,227			2,227	8.9%
Adjusted EBITDA (non-GAAP)	$133,033	$59	$133,092	$163,854	$513	$(78)	$164,289	-19.0%

	Six Months Ended
	December 26, 2021	Transaction Costs	As Adjusted (non-GAAP) December 26, 2021	December 27, 2020	PersonalizationMall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) December 27, 2020	% Change
Net revenues:
Consumer Floral & Gifts	$496,312	$-	$496,312	$466,903	$-	$-	$466,903	6.3%
BloomNet	68,764		68,764	66,789			66,789	3.0%
Gourmet Foods & Gift Baskets	688,428		688,428	628,194			628,194	9.6%
Corporate	114		114	241			241	-52.7%
Intercompany eliminations	(1,201)		(1,201)	(1,099)			(1,099)	-9.3%
Total net revenues	$1,252,417	$-	$1,252,417	$1,161,028	$-	$-	$1,161,028	7.9%

Gross profit:
Consumer Floral & Gifts	$206,028		$206,028	$200,060	$-	$-	$200,060	3.0%
	41.5%		41.5%	42.8%			42.8%

BloomNet	31,430		31,430	31,658	-	-	31,658	-0.7%
	45.7%		45.7%	47.4%			47.4%

Gourmet Foods & Gift Baskets	266,402		266,402	281,897	-	-	281,897	-5.5%
	38.7%		38.7%	44.9%			44.9%

Corporate	104		104	111	-	-	111	-6.3%
	91.2%		91.2%	46.1%			46.1%

Total gross profit	$503,964	$-	$503,964	$513,726	$-	$-	$513,726	-1.9%
	40.2%	-	40.2%	44.2%	-	-	44.2%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$57,346	$-	$57,346	$64,893	$-	$-	$64,893	-11.6%
BloomNet	22,747		22,747	22,562	-	-	22,562	0.8%
Gourmet Foods & Gift Baskets	102,829		102,829	133,040	-	(483)	132,557	-22.4%
Segment Contribution Margin Subtotal	182,922	-	182,922	220,495	-	(483)	220,012	-16.9%
Corporate (b)	(63,959)	515	(63,444)	(66,454)	5,403	-	(61,051)	-3.9%
EBITDA (non-GAAP)	118,963	515	119,478	154,041	$5,403	$(483)	$158,961	-24.8%
Add: Stock-based compensation	5,296		5,296	5,358			5,358	-1.2%
Add: Compensation charge related to NQDC Plan Investment Appreciation	2,992		2,992	3,207	-	-	3,207	-6.7%
Adjusted EBITDA (non-GAAP)	$127,251	$515	$127,766	$162,606	$5,403	$(483)	$167,526	-23.7%

Reconciliation of net income to adjusted net income (non-GAAP):	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Net income	$88,468	$113,677	$75,269	$103,915
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: Transaction costs	59	513	515	5,403
Deduct: Harry & David store closure cost adjustment	-	(78)	-	(483)
Deduct: Income tax effect on adjustments	65	125	(108)	(1,117)
Adjusted net income (non-GAAP)	$88,592	$114,237	$75,676	$107,718

Basic and diluted net income per common share
Basic	$1.36	$1.76	$1.16	$1.61
Diluted	$1.34	$1.71	$1.14	$1.56

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.36	$1.76	$1.16	$1.67
Diluted	$1.34	$1.72	$1.15	$1.62

Weighted average shares used in the calculation of net income and adjusted net income per common share
Basic	65,261	64,728	65,161	64,524
Diluted	65,969	66,543	65,954	66,593

Reconciliation of net income to adjusted EBITDA (non-GAAP):	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Net income	$88,468	$113,677	$75,269	$103,915
Add: Interest expense, net	(734)	(330)	198	(289)
Add: Depreciation and amortization	12,588	11,060	23,558	19,900
Add: Income tax expense	27,995	34,255	19,938	30,515
EBITDA	128,317	158,662	118,963	154,041
Add: Stock-based compensation	2,291	2,965	5,296	5,358
Add: Compensation charge related to NQDC plan investment appreciation	2,425	2,227	2,992	3,207
Add: Transaction costs	59	513	515	5,403
Deduct: Harry & David store closure cost adjustment	-	(78)	-	(483)
Adjusted EBITDA	$133,092	$164,289	$127,766	$167,526

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

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$827,522	$777,810	6.4%	$1,090,893	$1,016,673	7.3%
Other	115,522	99,446	16.2%	161,524	144,355	11.9%
Total net revenues	$943,044	$877,256	7.5%	$1,252,417	$1,161,028	7.9%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues increased 7.5% and 7.9% during the three months and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, due to higher revenues across our three segments. Adjusted for the non-comparative impact of PersonalizationMall and Vital Choice, which were acquired on August 3, 2020, and October 27, 2021, respectively, consolidated revenues grew 6.9% and 6.3%, in comparison to the prior year periods. This revenue growth was during one of our most challenging year-over-year comparisons, as it followed the 44.8% and 46.4% revenue growth we reported for the three and six months ended December 27, 2020, respectively, which was accelerated by the growth of e-commerce shopping during the pandemic, and as we faced significant headwinds affecting revenue growth, including limited availability of production and distribution labor, escalating supply-chain disruptions that caused shortages of key components for some holiday products, increased digital marketing costs and the resurgence of COVID-19 pandemic cases across the country. This illustrates the strong growth momentum that we have been building over the past several years, as a result of increased recognition and relevance for our family of brands for everyday gifting and connective occasions, which was complemented by an expanded product assortment, including PersonalizationMall and Vital Choice products. We also continued to see growth in our customer file and Celebrations Passport loyalty program, which helps drive increased cross-brand purchasing, purchase frequency, retention, and customer life-time value.

Disaggregated revenue by channel follows:

	Three Months Ended				Three Months Ended
	December 26, 2021				December 27, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$312,820	$-	$514,702	$827,522	$303,275	$-	$474,535	$777,810
Retail	1,385	-	4,591	5,976	1,210	-	4,088	5,298
Wholesale	-	14,584	71,653	86,237	-	9,150	59,642	68,792
BloomNet services	-	23,346	-	23,346	-	24,901	-	24,901
Other	878	-	-	878	872	-	-	872
Corporate	-	-	-	69	-	-	-	135
Eliminations	-	-	-	(984)	-	-	-	(552)
Net revenues	$315,083	$37,930	$590,946	$943,044	$305,357	$34,051	$538,265	$877,256

	Six Months Ended				Six Months Ended
	December 26, 2021				December 27, 2020
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Consolidated
Net revenues	(in thousands)
E-commerce	$492,106	$-	$598,787	$1,090,893	$463,067	$-	$553,606	$1,016,673
Retail	2,495	-	6,428	8,923	2,157	-	5,661	7,818
Wholesale	-	24,568	83,213	107,781	-	20,443	68,927	89,370
BloomNet services	-	44,196	-	44,196	-	46,346	-	46,346
Other	1,711	-	-	1,711	1,679	-	-	1,679
Corporate	-	-	-	114	-	-	-	241
Eliminations	-	-	-	(1,201)	-	-	-	(1,099)
Net revenues	$496,312	$68,764	$688,428	$1,252,417	$466,903	$66,789	$628,194	$1,161,028

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) increased by 6.4% and 7.3% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year as a result of growth within: (i) the Gourmet Foods & Gift Baskets segment of 8.5% and 8.2%, and (ii) the Consumer Floral and Gifts segment of 3.1% and 6.3%, respectively, which includes the revenues of PersonalizationMall, since its date of acquisition on August 3, 2020.

During the three and six months ended December 27, 2021, respectively, the Company fulfilled approximately 9.7 and 13.5 million orders through its e-commerce sales channels (online and telephonic sales), a decrease of 3.9% and 0.5%, respectively, compared to the same periods of the prior year, while average order value increased 10.7% and 8.8%, to $85.22 and $87.45, respectively.

●

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues increased by 16.2% and 11.9% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, due to increased BloomNet wholesale product volume, as well as Gourmet Foods & Gift Baskets wholesale volume increases, as COVID-19 restrictions eased on brick and mortar retail customers.

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

Net revenues within this segment increased 3.2% and 6.3% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, reflecting the contributions of PersonalizationMall and the marketing and merchandising investments made in our flagship brand, which are continuing to drive growth and market share gains. Pro-forma segment revenue growth was 3.4% during the six months ended December 26, 2021, adjusting for the August 3, 2020 acquisition of PersonalizationMall.

BloomNet - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues increased 11.4% and 3.0% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, primarily due to favorable wholesale product demand, partially offset by lower membership/transaction fee revenues due to reduced florist-to-florist order volume.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, Shari’s Berries, and Vital Choice, subsequent to its October 27, 2021 acquisition date. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations.

Net revenues within this segment increased 9.8% and 9.6% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, due to: (i) favorable e-commerce revenues of 8.5% and 8.2%, respectively, resulting from increased penetration of both “everyday” and holiday specific volume driven by Harry & David, Cheryl’s Cookies, and Shari’s Berries initiatives, as well as (ii) wholesale and retail revenue growth of 19.6% and 20.2%, respectively, due to improving demand as COVID-19 restrictions were lifted and foot-traffic in customer locations continued to return to more normalized levels. Pro-forma segment revenue growth was 8.9% and 8.8% during the three and six months ended December 26, 2021, respectively, adjusting for the October 27, 2021 acquisition of Vital Choice.

Gross profit

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)

Gross profit	$378,450	$398,246	-5.0%	$503,964	$513,726	-1.9%
Gross profit %	40.1%	45.4%		40.2%	44.2%

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

Gross profit decreased 5.0% and 1.9% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, as a result of a lower gross margin percentage, partially offset by the increase in revenues noted above. Gross profit percentage decreased 530 and 400 basis points, during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, primarily due to lower margins across all three segments. On a pro-forma basis, adjusting for the impact of PersonalizationMall and Vital Choice, gross margin percentage was 40.2% and 40.1% during the three and six months ended December 26, 2021.

The lower margins reflect macro-economic headwinds including limited availability and increased costs for labor, as well as widespread delays and rising costs of inbound and outbound transportation. The Company has, and will continue to implement strategic initiatives designed to mitigate the impact of these issues, including pricing initiatives across our product assortment, as well as pre-building inventory to offset supply chain delays, and deploying automation to increase throughput and address labor shortages. Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 3.3% during the three months ended December 26, 2021, due to a reduction in gross margin percentage, partially offset by the increase in revenue noted above, but increased by 3.0% during the six months ended December 26, 2021, compared to the same period of the prior year, as a result of the revenue increase noted above, partially offset by lower gross margin percentage. Gross margin percentage was negatively impacted for both the three and six- month current periods reflecting significantly increased costs for inbound and outbound shipping and labor, and higher raw material component input costs, partially offset by pricing initiatives, reflected in the higher average order value, and the impact of the acquisition of PersonalizationMall, which carries higher margins. On a pro-forma basis, adjusting for the impact of PersonalizationMall, gross margin percentage was 41.3% and 41.2% during the three and six months ended December 26, 2021.

BloomNet segment - Gross profit decreased by 4.8% and 0.7% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, due to a decrease in gross margin percentage of 720 basis points to 42.2%, and 170 basis points, to 45.7% during the respective three and six months ended December 26, 2021, partially offset by the increase in revenue noted above. The decrease in gross margin percentage was due to revenue mix resulting from growth in lower margin wholesale revenues, combined with increased costs for inbound shipping, and higher raw material component input costs, partially offset by lower florist-to-florist volumes, which are monetized at lower margins.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 5.9% and 5.5% during the three and six months ended December 26, 2021, compared to the same periods of the prior year, due to the decrease in gross margin percentage of 660 basis points, to 39.3%, and 620 basis points, to 38.7% during the respective three and six months ended December 26, 2021, partially offset by higher revenues. The decline in gross margin percentage reflects increased inbound and outbound shipping rates, as well as limited availability and higher costs for labor. On a pro-forma basis, adjusting for the impact of Vital Choice, gross margin percentage was 39.4% and 38.8% during the three and six months ended December 26, 2021.

Marketing and sales expense

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)

Marketing and sales	$207,771	$194,696	6.7%	$302,150	$274,981	9.9%
Percentage of net revenues	22.0%	22.2%		24.1%	23.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 6.7% and 9.9% during the three and six months ended December 26, 2021, respectively, compared to the same period of the prior year, due to: (i) the variable components of revenue growth, (ii) the impact of the acquisition of Vital Choice, and for the six-month period, the annualization of the impact of the acquisition of PersonalizationMall, which carries both higher product gross margins, as well as higher advertising ratios, and (iii) increased digital marketing rates, partially offset by lower performance related bonuses.

During the three and six months ended December 26, 2021, the Company added approximately 1.9 and 2.7 million new e-commerce customers, a decrease of 14.6% and 11.6% compared to the same periods of the prior year, while purchase activity from existing customers increased 3.3% and 6.0%.

Technology and development expense

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)

Technology and development	$13,490	$14,053	-4.0%	$26,913	$25,656	4.9%
Percentage of net revenues	1.4%	1.6%		2.1%	2.2%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expense decreased by 4.0% during the three month period ended December 26, 2021 compared to the same period of the prior year, primarily due to lower labor costs resulting from reductions in performance related bonuses and non-recurring costs related to PersonalizationMall in the prior period, partially offset by higher computer expenses due to various platform improvements and enhancements. Technology and development expense increased by 4.9% during the six month period ended December 26, 2021 compared to the same period of the prior year, due to increased labor and consulting costs, and increased maintenance costs incurred to support the Company's technology platform, partially offset by reductions in performance related bonuses.

General and administrative expense

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)

General and administrative	$28,872	$30,835	-6.4%	$55,938	$59,048	-5.3%
Percentage of net revenues	3.1%	3.5%		4.5%	5.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses decreased 6.4% and 5.3% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, due to lower transaction and litigation costs, and lower labor costs resulting from lower performance bonuses, partially offset by higher health insurance and facility costs.

Depreciation and amortization expense

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)

Depreciation and amortization	$12,588	$11,060	13.8%	$23,558	$19,900	18.4%
Percentage of net revenues	1.3%	1.3%		1.9%	1.7%

Depreciation and amortization expense increased 13.8% and 18.4% during the three and six months ended December 26, 2021, respectively, compared to the same periods of the prior year, due to distribution facility automation projects and IT related ecommerce/platform enhancements, while depreciation and amortization expense for the six months ended December 26, 2021 was also impacted by the incremental depreciation and customer list amortization associated with PersonalizationMall.

Interest (income) expense, net

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)

Interest expense, net	$1,723	$1,927	-10.6%	$3,251	$2,967	9.6%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 10.6% during the three months ended December 26, 2021, compared to the same period of the prior year, due to lower interest rates attributable to the Second Amendment to the Company’s credit facility. Interest expense, net increased 9.6% during the six months ended December 26, 2021 due to the incremental interest expense associated with the debt that was used to partially finance the acquisition of PersonalizationMall, partially offset by lower interest rates attributable to the Second Amendment to the Company’s credit facility.

Other income, net

	Three Months Ended			Six Months Ended
	December 26, 2021	December 27, 2020	% Change	December 26, 2021	December 27, 2020	% Change
	(dollars in thousands)

Other income, net	$(2,457)	$(2,257)	8.9%	$(3,053)	$(3,256)	-6.2%

Other income, net for the three and six months ended December 26, 2021, consists primarily of investment gains on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax expense of $28.0 million and $19.9 million, during the three and six months ended December 26, 2021, respectively, and $34.3 million and $30.5 million during the three and six months ended December 27, 2020, respectively. The Company’s effective tax rate for the three and six months ended December 26, 2021 was 24.0% and 20.9%, respectively, compared to 23.2% and 22.7% in the same periods of the prior year. The effective rates for fiscal 2022 and fiscal 2021 differed from the U.S. federal statutory rate of 21% due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences and tax credits, including excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2021 Credit Agreement (see Note 8 - Debt in Item 1 for details). At December 26, 2021, the Company had working capital of $151.9 million, including cash and cash equivalents of $271.1 million, compared to working capital of $134.1 million, including cash and cash equivalents of $173.6 million, at June 27, 2021.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues. With the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers have increasingly turned to our brands and our expanded product offerings to help them connect and express themselves, and our “everyday” gifting product line has seen increased volume. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues, and the Company will likely generate all of its earnings within this quarter, although the aforementioned increase in the Company’s “everyday” business has, and is expected to continue to lessen the seasonality of our business.

The Company utilized cash on hand to fund its operations through the first quarter of fiscal 2022. In the beginning of the second quarter, the Company borrowed under its Revolver to fund short-term working capital needs, and the acquisition of Vital Choice, with borrowings peaking at $125.0 million in November 2021. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2021. Based on current projected cash flows, the Company believes that available cash balances are expected to be sufficient to provide for the Company’s operating needs through the remainder of Fiscal 2022, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company had no outstanding amount under its Revolver as of December 26, 2021.

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

Cash Flows

Net cash provided by operating activities of $185.8 million, for the six months ended December 26, 2021, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation and amortization and stock-based compensation, combined with seasonal changes in working capital, including holiday related increases in accounts payable and accrued expenses, inventory and trade receivables. The Company intends to continue to carry higher than historical inventory balances to mitigate the expectation of continued supply chain constraints.

Net cash used in investing activities of $53.4 million, for the six months ended December 26, 2021, was primarily attributable to the acquisition of Vital Choice for $20.8 million, and capital expenditures of $32.6 million related to the Company's technology initiatives, as well as manufacturing, production and warehousing equipment.

Net cash used in financing activities of $35.0 million, for the six months ended December 26, 2021, related to net repayment of debt of $10.0 million and the acquisition of $25.5 million of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At December 26, 2021, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's 2021 Credit Agreement (see Note 8 - Debt in Item 1 for details and payments due by period).
●	Operating lease obligations – payments due under the Company’s operating leases (see Note 13 - Leases in Item 1 for details and payments due by period for the long-term operating leases).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Purchase commitments	$118,142	$10,428	$5,967	$3,750	$2,000	$2,000	$142,287

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since June 27, 2021.

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:
o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to effectively integrate and grow acquired companies;
o	to mitigate the impact of supply chain cost and capacity constraints;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o	to cost effectively manage inventories;
●	the outcome of contingencies, including legal proceedings in the normal course of business
●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
●	the impact of COVID-19 on our business and financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended June 27, 2021, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2021 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million and $0.5 million during the three and six months ended December 26, 2021, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 26, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 26, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To the extent our normal procedures and controls related to our financial close or other reporting processes were adversely impacted by the COVID-19 outbreak, we took appropriate actions and safeguards to reasonably ensure the fair presentation of the financial statements in accordance with GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of December 26, 2021, $6.9 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2022, which includes the period June 28, 2021 through December 26, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

06/28/21 - 07/25/21	34,835	$30.03	34,835	$31,409
07/26/21 - 08/22/21	99,602	$31.07	99,602	$28,312
08/23/21 - 09/26/21	153,589	$32.01	153,589	$23,393
09/27/21 - 10/24/21	100,000	$30.60	100,000	$20,330
10/25/21 - 11/21/21	284,281	$34.11	284,281	$10,633
11/22/21 - 12/26/21	155,000	$23.83	155,000	$6,935
Total	827,307	$30.83	827,307

(1)	Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Second Amendment, dated as of November 8, 2021, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (Current Report on Form 8-K filed on November 8, 2021, Exhibit 10.1).
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 4, 2022	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director and President (Principal Executive Officer)

Date: February 4, 2022	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)