Form 10-Q
period 2022-03-27
1 800 FLOWERS COM INC
filed 2022-05-06
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2022

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of April 29, 2022:

Class A common stock: 37,292,237
Class B common stock: 27,263,754

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended March 27, 2022

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	March 27, 2022	June 27, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,025	$173,573
Trade receivables, net	40,881	20,831
Inventories, net	214,444	153,863
Prepaid and other	33,506	51,792
Total current assets	381,856	400,059

Property, plant and equipment, net	230,067	215,287
Operating lease right-of-use assets	130,897	86,230
Goodwill	213,905	208,150
Other intangibles, net	146,641	139,048
Other assets	25,284	27,905
Total assets	$1,128,650	$1,076,679

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,502	$57,434
Accrued expenses	176,551	178,512
Current maturities of long-term debt	20,000	20,000
Current portion of long-term operating lease liabilities	12,518	9,992
Total current liabilities	267,571	265,938

Long-term debt, net	147,171	161,512
Long-term operating lease liabilities	125,831	79,375
Deferred tax liabilities, net	32,484	34,162
Other liabilities	21,802	26,622
Total liabilities	594,859	567,609

Commitments and contingencies (See Note 13 and Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 57,687,608 and 55,675,661 shares issued at March 27, 2022 and June 27, 2021, respectively	577	557
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,543,754 and 33,433,614 shares issued at March 27, 2022 and June 27, 2021, respectively	325	334
Additional paid-in capital	378,741	371,103
Retained earnings	338,035	286,175
Accumulated other comprehensive loss	(318)	(318)
Treasury stock, at cost, 20,155,931 and 18,825,841 Class A shares at March 27, 2022 and June 27, 2021, respectively, and 5,280,000 Class B shares at March 27, 2022 and June 27, 2021	(183,569)	(148,781)
Total stockholders’ equity	533,791	509,070
Total liabilities and stockholders’ equity	$1,128,650	$1,076,679

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021

Net revenues	$469,576	$474,234	$1,721,993	$1,635,262
Cost of revenues	315,485	289,535	1,063,938	936,837
Gross profit	154,091	184,699	658,055	698,425
Operating expenses:
Marketing and sales	130,645	127,923	432,795	402,904
Technology and development	14,456	14,281	41,369	39,937
General and administrative	22,553	30,912	78,491	89,960
Depreciation and amortization	12,693	11,892	36,251	31,792
Total operating expenses	180,347	185,008	588,906	564,593
Operating income (loss)	(26,256)	(309)	69,149	133,832
Interest expense, net	1,226	1,553	4,477	4,520
Other (income) expense, net	4,007	(945)	954	(4,201)
Income (loss) before income taxes	(31,489)	(917)	63,718	133,513
Income tax expense (benefit)	(8,080)	(2,344)	11,858	28,171
Net income (loss)	(23,409)	1,427	51,860	105,342
Other comprehensive loss (currency translation & other miscellaneous items)	-	-	-	(1)
Comprehensive income (loss)	$(23,409)	$1,427	$51,860	$105,341

Basic net income (loss) per common share	$(0.36)	$0.02	$0.80	$1.63

Diluted net income (loss) per common share	$(0.36)	$0.02	$0.79	$1.58

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	65,028	64,885	65,086	64,644
Diluted	65,028	66,474	65,849	66,564

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 27, 2022 and March 28, 2021
	Common Stock				Additional		Accumulated Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at December 26, 2021	56,778,082	$568	33,433,614	$334	$377,234	$361,444	$(318)	24,933,148	$(174,302)	$564,960
Net loss	-	-	-	-	-	(23,409)	-	-	-	(23,409)
Stock-based compensation	19,666	-	-	-	1,507	-	-	-	-	1,507
Exercise of stock options	-	-	-	-	-	-	-	-	-	-
Conversion – Class B into Class A	889,860	9	(889,860)	(9)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	502,783	(9,267)	(9,267)
Balance at March 27, 2022	57,687,608	$577	32,543,754	$325	$378,741	$338,035	$(318)	25,435,931	$(183,569)	$533,791

Balance at December 28, 2020	55,166,476	$551	33,433,614	$334	$364,411	$271,438	$(244)	23,789,689	$(138,882)	$497,608
Net income	-	-	-	-	-	1,427	-	-	-	1,427
Stock-based compensation	36,335	1	-	-	2,870	-	-	-	-	2,871
Exercise of stock options	249,900	3	-	-	561	-	-	-	-	564
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	83,259	(2,355)	(2,355)
Balance at March 28, 2021	55,452,711	$555	33,433,614	$334	$367,842	$272,865	$(244)	23,872,948	$(141,237)	$500,115

	Nine Months Ended March 27, 2022 and March 28, 2021
	Common Stock				Additional		Accumulated Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070
Net income	-	-	-	-	-	51,860	-	-	-	51,860
Stock-based compensation	800,387	8	-	-	6,795	-	-	-	-	6,803
Exercise of stock options	321,700	3	-	-	843	-	-	-	-	846
Conversion – Class B into Class A	889,860	9	(889,860)	(9)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,330,090	(34,788)	(34,788)
Balance at March 27, 2022	57,687,608	$577	32,543,754	$325	$378,741	$338,035	$(318)	25,435,931	$(183,569)	$533,791

Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774
Net income	-	-	-	-	-	105,342	-	-	-	105,342
Translation adjustment	-	-	-	-	-		(1)	-	-	(1)
Stock-based compensation	679,925	7	-	-	8,222	-	-	-	-	8,229
Exercise of stock options	679,100	7	-	-	1,589	-	-	-	-	1,596
Conversion – Class B into Class A	389,209	4	(389,209)	(4)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	629,397	(14,825)	(14,825)
Balance at March 28, 2021	55,452,711	$555	33,433,614	$334	$367,842	$272,865	$(244)	23,872,948	$(141,237)	$500,115

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	March 27, 2022	March 28, 2021

Operating activities:
Net income	$51,860	$105,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,251	31,792
Amortization of deferred financing costs	943	844
Deferred income taxes	(1,678)	(2,131)
Bad debt expense	(873)	959
Stock-based compensation	6,803	8,229
Other non-cash items	1,352	(79)
Changes in operating items:
Trade receivables	(18,570)	(23,520)
Inventories	(51,928)	(7,627)
Prepaid and other	7,174	(1,301)
Accounts payable and accrued expenses	6,847	96,947
Other assets and liabilities	547	8,756
Net cash provided by operating activities	38,728	218,211

Investing activities:
Acquisitions, net of cash acquired	(22,105)	(250,943)
Capital expenditures, net of non-cash expenditures	(47,945)	(26,821)
Purchase of equity investments	-	(1,251)
Net cash used in investing activities	(70,050)	(279,015)

Financing activities:
Acquisition of treasury stock	(34,788)	(14,825)
Proceeds from exercise of employee stock options	846	1,596
Proceeds from bank borrowings	125,000	265,000
Repayment of notes payable and bank borrowings	(140,000)	(172,497)
Debt issuance cost	(284)	(2,193)
Net cash (used in) provided by financing activities	(49,226)	77,081

Net change in cash and cash equivalents	(80,548)	16,277
Cash and cash equivalents:
Beginning of period	173,573	240,506
End of period	$93,025	$256,783

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 27, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2022. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 27, 2021, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues. Since the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers have turned to our brands and our expanded product offerings to help them connect and express themselves. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues, and the Company will likely generate all of its earnings within this quarter. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during the quarters ended March 27, 2022 and March 28, 2021.

The Company is closely monitoring the impact of COVID-19 on its business, including how it affects its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, the extent to which it continues to impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, product and delivery supply chain capacity and rates, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 27, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarters ended March 27, 2022 and March 28, 2021, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Deferred Revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for subscription programs, including our various food, wine, and plant-of-the-month clubs and our Celebrations Passport program.

Our total deferred revenue as of June 27, 2021 was $33.4 million (included in “Accrued expenses” on our consolidated balance sheets), of which $3.0 million and $32.3 million was recognized as revenue during the three and nine months ended March 27, 2022, respectively. The deferred revenue balance as of March 27, 2022 was $42.6 million.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements. Any recently adopted accounting pronouncements did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income during the period by the sum of the weighted-average number of common shares outstanding during the period and the potential dilutive common shares (consisting of employee stock options and unvested restricted stock awards). During periods of net loss, the potentially dilutive common shares are not included in the calculation as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(23,409)	$1,427	$51,860	$105,342

Denominator:
Weighted average shares outstanding	65,028	64,885	65,086	64,644
Effect of dilutive securities:
Employee stock options	-	604	63	837
Employee restricted stock awards	-	985	700	1,083
	-	1,589	763	1,920

Adjusted weighted-average shares and assumed conversions	65,028	66,474	65,849	66,564

Net income (loss) per common share
Basic	$(0.36)	$0.02	$0.80	$1.63
Diluted	$(0.36)	$0.02	$0.79	$1.58

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands)
Stock options	$-	$9	$-	$27
Restricted stock	1,507	2,862	6,803	8,202
Total	1,507	2,871	6,803	8,229
Deferred income tax benefit	372	743	1,678	2,131
Stock-based compensation expense, net	$1,135	$2,128	$5,125	$6,098

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands)
Marketing and sales	$600	$1,236	$2,933	$3,747
Technology and development	63	132	274	549
General and administrative	844	1,503	3,596	3,933
Total	$1,507	$2,871	$6,803	$8,229

Stock based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the nine months ended March 27, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 27, 2021	336,700	$3.44
Granted	-	$-
Exercised	(321,700)	$2.63
Forfeited	(15,000)	20.72
Outstanding at March 27, 2022	-	$-	-	$-

Exercisable at March 27, 2022	-	$-	-	$-

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended March 27, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 27, 2021	1,638,806	$18.12
Granted	565,050	$31.72
Vested	(800,387)	$14.19
Forfeited	(483,913)	$29.59
Non-vested at March 27, 2022	919,556	$23.85

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 27, 2022, there was $13.7 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over the weighted-average remaining period of 2.6 years.

Note 4 – Acquisitions

Acquisition of PersonalizationMall

On February 14, 2020, 1-800-Flowers.com, Inc., 800-Flowers, Inc., a wholly-owned subsidiary of 1-800-Flowers.com, Inc. (the “Purchaser”), PersonalizationMall.com, LLC ("PersonalizationMall"), and Bed Bath & Beyond Inc. (“Seller”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) pursuant to which Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall for $252.0 million in cash (subject to certain working capital and other adjustments). On July 20, 2020, Purchaser, PersonalizationMall, and Seller entered into an amendment (the “Amendment”) to the Purchase Agreement to, among other things, amend the purchase price to $245.0 million (subject to certain working capital and other adjustments). On August 3, 2020, the Company completed its acquisition of PersonalizationMall, including its newly renovated, leased 360,000 square foot, state-of-the-art production and distribution facility, as well as its customer database, tradenames and website. After working capital and related adjustments, total consideration paid was approximately $250.9 million.

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the three and nine months ended March 28, 2021, give effect to the PersonalizationMall acquisition as if it had been completed on July 1, 2019. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

	Three months ended March 28, 2021	Nine months ended March 28, 2021
	(in thousands)
Net Revenues	$474,234	$1,651,255
Net Income	1,427	111,848

The unaudited pro forma amounts above include the following adjustments:

-

A decrease of operating expenses by $0 and $5.4 million during the three and nine months ended March 28, 2021, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.

-

An increase of operating expenses by $0.2 million during the nine months ended  March 28, 2021 to reflect the additional amortization expense related to the increase in definite lived intangible assets.

-

An increase in interest expense of $0.6 million during the nine months ended March 28, 2021, which is comprised of incremental interest and amortization of deferred financing costs associated with the New Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

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

After working capital and related adjustments, total consideration was approximately $20.3 million, and was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and has booked certain immaterial adjustments during the current quarter. The final allocation may result in additional adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

	Vital Choice Preliminary Purchase Price Allocation	Measurement Period Interim Adjustments	Vital Choice Preliminary Purchase Price Allocation
	October 27, 2021		March 27, 2022
	(in thousands)

Inventory	$8,653	$-	$8,653
Other current assets	929	(447)	482
Property, plant and equipment	205	(205)	-
Intangible assets	9,800	-	9,800
Goodwill	4,383	652	5,035
Total assets acquired	23,970	-	23,970

Current liabilities	3,621	-	3,621
Net assets acquired	$20,349	$-	$20,349

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

Of the acquired intangible assets, $4.5 million was assigned to customer lists, which is being amortized over the estimated remaining life of 5 years, $5.3 million was assigned to tradenames (indefinite life), and $5.0 million was assigned to goodwill (indefinite life), which is expected to be deductible for tax purposes. The goodwill recognized is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits.

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

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice’s Table, Inc. (“Alice’s Table”), a lifestyle business offering fully digital livestreaming floral, culinary and other experiences. The Company utilized existing cash of $0.8 million, contributed accounts receivable due from Alice’s Table of $0.3 million, and converted its cost method investment in Alice’s Table of $0.3 million, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Immediately prior to completing the acquisition, the Company wrote down its previous cost method investment in Alice’s Table to its $0.3 million fair value, on the date of the acquisition, resulting in an impairment of $0.7 million, which is recorded in the “Other (income) expense, net” line item on the Statement of Operations. Alice’s Table revenues were approximately $3.8 million during its most recent fiscal year ended September 30, 2021.

The resulting total consideration of $1.3 million was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date, including: goodwill of $0.7 million, trademarks of $0.5 million, customer lists of $0.2 million (4 year life) and deferred revenue of $0.1 million. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

Note 5 – Inventory, Net

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 27, 2022	June 27, 2021
	(in thousands)
Finished goods	$110,145	$72,267
Work-in-process	27,794	19,058
Raw materials	76,505	62,538
Total inventory	$214,444	$153,863

Note 6 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at June 27, 2021	$150,880	$-	$57,270	$208,150
Acquisition of Vital Choice	-	-	5,035	5,035
Acquisition of Alice’s Table	720	-	-	720
Balance at March 27, 2022	$151,600	$-	$62,305	$213,905

The Company’s other intangible assets consist of the following:

				March 27, 2022			June 27, 2021
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$6,437	$983	$7,420	$6,359	$1,061
Customer lists	3	-	10	28,509	16,442	12,067	23,825	13,697	10,128
Other	5	-	14	2,946	2,528	418	2,946	2,483	463
Total intangible assets with determinable lives				38,875	25,407	13,468	34,191	22,539	11,652
Trademarks with indefinite lives				133,173	-	133,173	127,396	-	127,396
Total identifiable intangible assets				$172,048	$25,407	$146,641	$161,587	$22,539	$139,048

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2022 - $1.3 million, fiscal 2023 - $4.2 million, fiscal 2024 - $4.2 million, fiscal 2025 - $1.7 million, fiscal 2026 - $1.2 million and thereafter - $0.9 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $3.1 million and $4.6 million as of March 27, 2022 and June 27, 2021, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt, Net

The Company’s current and long-term debt consists of the following:

	March 27, 2022	June 27, 2021
	(in thousands)
Revolver (1)	$-	$-
Term Loans (1)	170,000	185,000
Deferred financing costs	(2,829)	(3,488)
Total debt	167,171	181,512
Less: current debt	20,000	20,000
Long-term debt	$147,171	$161,512

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

The 2021 Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of March 27, 2022. The 2021 Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and New Term Loan are as follows: $5.0 million – remainder of fiscal 2022, $20.0 million – fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	March 27, 2022	June 27, 2021
	(in thousands)
Land	$30,284	$30,284
Orchards in production and land improvements	21,519	18,829
Building and building improvements	65,166	62,232
Leasehold improvements	25,615	26,451
Production equipment	103,615	82,526
Furniture and fixtures	8,707	8,860
Computer and telecommunication equipment	59,640	55,841
Software	197,467	177,844
Capital projects in progress - orchards	12,280	18,090
Property, plant and equipment, gross	524,293	480,957
Accumulated depreciation and amortization	(294,226)	(265,670)
Property, plant and equipment, net	$230,067	$215,287

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of March 27, 2022:
Trading securities held in a “rabbi trust” (1)	$21,678	$21,678	$-	$-
Total assets (liabilities) at fair value	$21,678	$21,678	$-	$-

As of June 27, 2021:
Trading securities held in a “rabbi trust” (1)	$21,651	$21,651	$-	$-
Total assets (liabilities) at fair value	$21,651	$21,651	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and nine months ended March 27, 2022 was 25.7% and 18.6%, respectively, compared to 255.6% and 21.1% in the same periods of the prior year. The effective tax rate differed from the U.S. federal statutory rate of 21% for the three months ended March 27, 2022 primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, and for the nine months ended March 27, 2022 primarily due to excess tax benefits from stock based compensation, partially offset by state income taxes. The effective tax rate differed from the U.S. federal statutory rate of 21% for the three months ended March 28, 2021 primarily due to excess tax benefits from stock based compensation and state income taxes, and for the nine months ended March 28, 2021 primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences, tax credits, and excess tax benefits from stock-based compensation.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company recently completed its U.S. federal examination for fiscal 2018, however, fiscal years 2019 and 2020 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2017 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 27, 2022, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.1 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net Revenues:	(in thousands)
Segment Net Revenues:
Consumer Floral & Gifts	$264,243	$260,393	$760,555	$727,296
BloomNet	38,448	38,833	107,212	105,622
Gourmet Foods & Gift Baskets	167,402	175,245	855,830	803,439
Corporate	43	54	157	295
Intercompany eliminations	(560)	(291)	(1,761)	(1,390)
Total net revenues	$469,576	$474,234	$1,721,993	$1,635,262

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$20,523	$22,537	$77,869	$87,430
BloomNet	9,783	12,042	32,530	34,604
Gourmet Foods & Gift Baskets	(17,134)	12,132	85,695	145,172
Segment Contribution Margin Subtotal	13,172	46,711	196,094	267,206
Corporate (a)	(26,735)	(35,128)	(90,694)	(101,582)
Depreciation and amortization	(12,693)	(11,892)	(36,251)	(31,792)
Operating income	$(26,256)	$(309)	$69,149	$133,832

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net revenues
E-commerce	$261,707	$257,982	$-	$-	$148,070	$166,786	$-	$-	$409,777	$424,768
Other	2,536	2,411	$38,448	$38,833	19,332	8,459	(517)	(237)	59,799	49,466
Total net revenues	$264,243	$260,393	$38,448	$38,833	$167,402	$175,245	$(517)	$(237)	$469,576	$474,234

Other revenues detail
Retail and other	2,536	2,411	-	-	1,656	1,660	-	-	4,192	4,071
Wholesale	-	-	15,322	12,383	17,676	6,799	-	-	32,998	19,182
BloomNet services	-	-	23,126	26,450	-	-	-	-	23,126	26,450
Corporate	-	-	-	-	-	-	43	54	43	54
Eliminations	-	-	-	-	-	-	(560)	(291)	(560)	(291)
Total other revenues	$2,536	2,411	$38,448	$38,833	$19,332	$8,459	$(517)	$(237)	$59,799	49,466

	Nine Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net revenues
E-commerce	$753,813	$721,049	$-	$-	$746,857	$720,392	$-	$-	$1,500,670	$1,441,441
Other	6,742	6,247	107,212	105,622	108,973	83,047	(1,604)	(1,095)	221,323	193,821
Total net revenues	$760,555	$727,296	$107,212	$105,622	$855,830	$803,439	$(1,604)	$(1,095)	$1,721,993	$1,635,262

Other revenues detail
Retail and other	6,742	6,247	-	-	8,084	7,321	-	-	14,826	13,568
Wholesale	-	-	39,890	32,826	100,889	75,726	-	-	140,779	108,552
BloomNet services	-	-	67,322	72,796	-	-	-	-	67,322	72,796
Corporate	-	-	-	-	-	-	157	295	157	295
Eliminations	-	-	-	-	-	-	(1,761)	(1,390)	(1,761)	(1,390)
Total other revenues	$6,742	$6,247	$107,212	$105,622	$108,973	$83,047	$(1,604)	$(1,095)	$221,323	$193,821

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

Additional information related to our leases is as follows:

	Three Months Ended	Nine Months Ended
	March 27, 2022	March 27, 2022
	(in thousands)
Lease costs:
Operating lease costs	$5,113	$14,177
Variable lease costs	5,339	16,214
Short-term lease cost	350	4,847
Sublease income	(185)	(542)
Total lease costs	$10,617	$34,696

Nine Months Ended
March 27, 2022
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$11,002
Right-of-use assets obtained in exchange for new operating lease liabilities	$55,143

March 27, 2022
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	9.8
Weighted-discount rate - operating leases	4.0%

Maturities of lease liabilities in accordance with ASC 842 as of March 27, 2022 are as follows (in thousands):

Remainder of 2022	$4,071
2023	18,555
2024	19,919
2025	17,596
2026	16,396
Thereafter	93,086
Total Future Minimum Lease Payments	169,623
Less Imputed Remaining Interest	31,274
Total	$138,349

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

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (FLSA) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April of 2022 to resolve all claims. The settlement agreement remains subject to certain judicial approvals. The Subsidiary’s payment liability under the settlement agreement is capped at a maximum amount of $3.3 million, and the amount payable will depend on the number of claims filed by class members and the amounts of attorneys’ fees and litigation costs that are approved by the Court. We anticipate that final Court approval, and determination and payment of the final settlement amount, may occur during the third quarter of fiscal 2023.  In entering into the settlement agreement, the Subsidiary is making no admission of liability.

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

Note 15 - Accrued Expenses

Accrued expenses consisted of the following:

	March 27, 2022	June 27, 2021
	(in thousands)
Payroll and employee benefits	$39,223	$56,134
Deferred revenue	42,649	33,388
Accrued marketing expenses	19,485	16,591
Accrued florist payout	17,027	17,926
Accrued purchases	23,581	17,259
Other	34,586	37,214
Accrued Expenses	$176,551	$178,512

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

Business Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help customers express, connect and celebrate. The Company’s business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Stock Yards® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; and DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; and Alice’s Table®, a lifestyle business offering fully digital livestreaming floral, culinary and other experiences to guests across the country.

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

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice’s Table LLC (“Alice’s Table”), a lifestyle business offering fully digital livestreaming floral, culinary and other experiences to guests across the country. The Company utilized existing cash of $0.8 million, converted the existing accounts receivable from Alice’s Table of $0.3 million and its previous $0.3 million cost method investment in Alice’s Table, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Alice’s Table revenues were approximately $3.8 million during the twelve-month period ended September 30, 2021 - see Note 4 – Acquisitions in Item 1.

Amended Credit Agreement

Subsequent to, but in contemplation of the acquisition of PersonalizationMall, on August 20, 2020, the Company entered into a First Amendment to its 2019 Credit Agreement to: (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “New Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The $100.0 million proceeds of the New Term Loan were used to repay the $95.0 million borrowing that had been drawn on its existing Revolver to finance the acquisition of PersonalizationMall, as well as financing fees of approximately $2.0 million.

On November 8, 2021, the Company, entered into a Second Amendment to the Company’s existing credit agreement, to, among other modifications, decrease the interest margins and LIBOR floor applicable to the existing tranche of term A-1 loans (See Note 8 - Debt, in Item 1. for details).

COVID-19 and Other Macro-Economic Factors

The global COVID-19 pandemic, and its related impacts, have affected, and will continue to affect, our operations and financial results for the foreseeable future. In response to the pandemic, the Company has taken actions to promote employee safety and business continuity, informed by the guidelines set forth by local, state and federal government and health officials. These initiatives are governed by our “Pandemic Preparedness and Response Plan,” which established an internal “nerve center” to assist efforts surrounding: communication and coordination throughout the business, workforce protection and supply chain management, and support for the Company’s customers, vendors, franchisees, and our BloomNet member florists.

Our results for the fiscal third quarter were below our expectations. A solid Valentine’s Day holiday for our 1-800-Flowers brand was offset by overall slower consumer demand for everyday gifting occasions throughout the period. These results reflected a continuation, and in some areas an escalation, of the macro-economic cost headwinds that we saw in the prior quarter, including disruptions in the global supply chain, rising costs for inbound and outbound shipping, higher year-over-year labor costs, and growing consumer concerns with rapidly rising inflation and geopolitical unrest.

While total revenues for the quarter ended March 27, 2022 were down by 1% in comparison to the prior year, the investments we have made in our brand have enabled us to maintain the significant revenue base generated by the accelerated shift to online shopping during the pandemic, as evidenced by the growth of 68.4%, and 60.7% when revenues are compared with the three and nine months ended March 29, 2020. While we expect that the easing of pandemic restrictions, along with the impact of new variants, and the aforementioned inflation and geopolitical concerns, will result in irregular buying patterns, as each of these issues are closely related to the overall financial health and outlook of our customers, we anticipate revenue growth for the full year, as we continue to leverage our large customer file, the strong growth we continue to see in our Celebrations Passport loyalty program, and innovative product introductions and partnerships.

From a cost perspective, in the near term, the Company anticipates facing continued labor and supply chain headwinds, which are expected to put further pressure on earnings. While supply chain issues associated with ocean container capacity and cost escalation are expected to moderate, in the short-to-mid-term, these costs are expected to continue to be well above pre-pandemic rates, and current COVID variants, which are causing renewed lockdowns in China, may negatively impact the modest supply chain recovery we have seen over recent months. In order to mitigate these headwinds, the Company intends to continue to invest in its operating platform to automate warehouse and distribution facilities, optimize its outbound shipping operations and build and bring in inventory early. Over the longer term, we anticipate these initiatives will enable us to improve gross margins and drive enhanced bottom-line performance.

Company Guidance

The Company is updating its guidance for fiscal year 2022, reflecting results for the first three quarters of the year, as well as its outlook for the remainder of the year. The updated guidance includes:

●	Total revenue growth of 3.0 percent to 5.0 percent, compared with the prior year;
●	Adjusted EBITDA in a range of $110.0 million to $115.0 million;
●	EPS in a range of $0.55 to $0.60 per diluted share, and;
●

The Company anticipates that Free Cash Flow for the year will be down significantly compared with the prior year based on its updated guidance and its plans to invest in inventory to support its growth plans and address the headwinds it sees in the macro economy.

The Company’s guidance for the year is based on several factors, including:

●

The continuing headwinds associated with the ongoing pandemic, increased costs for labor, inbound and outbound shipping and marketing, as well as consumer concerns regarding rising price inflation and geopolitical issues, somewhat offset by:

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

Segment contribution margin and adjusted segment contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of segment contribution margin and adjusted segment contribution margin is that they are an incomplete measure of profitability as they do not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

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

	Three Months Ended
	March 27, 2022	Vital Choice and Alice's Table Transaction Costs	Litigation Settlement	As Adjusted (non-GAAP) March 27, 2022	March 28, 2021	% Change
Net revenues:
Consumer Floral & Gifts	$264,243	$-	$-	$264,243	$260,393	1.5%
BloomNet	38,448			38,448	38,833	-1.0%
Gourmet Foods & Gift Baskets	167,402			167,402	175,245	-4.5%
Corporate	43			43	54	-20.4%
Intercompany eliminations	(560)			(560)	(291)	-92.4%
Total net revenues	$469,576	$-	$-	$469,576	$474,234	-1.0%

Gross profit:
Consumer Floral & Gifts	$96,875	$-	$-	$96,875	$98,397	-1.5%
	36.7%			36.7%	37.8%

BloomNet	14,895			14,895	17,194	-13.4%
	38.7%			38.7%	44.3%

Gourmet Foods & Gift Baskets	42,343			42,343	69,091	-38.7%
	25.3%			25.3%	39.4%

Corporate	(22)			(22)	17	-229.4%
	-51.2%			-51.2%	31.5%

Total gross profit	$154,091	$-	$-	$154,091	$184,699	-16.6%
	32.8%	-	-	32.8%	38.9%
EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$20,523	$-	$-	$20,523	$22,537	-8.9%
BloomNet	9,783			9,783	12,042	-18.8%
Gourmet Foods & Gift Baskets	(17,134)		2,900	(14,234)	12,132	-217.3%
Segment Contribution Margin Subtotal	13,172	-	2,900	16,072	46,711	-65.6%
Corporate (b)	(26,735)	25		(26,710)	(35,128)	24.0%
EBITDA (non-GAAP)	(13,563)	25	2,900	(10,638)	11,583	-191.8%
Add: Stock-based compensation	1,507			1,507	2,871	-47.5%
Add: Compensation charge related to NQ Plan investment (depreciation) appreciation	(2,881)			(2,881)	916	-414.5%
Adjusted EBITDA (non-GAAP)	$(14,937)	$25	$2,900	$(12,012)	$15,370	-178.2%

	Nine Months Ended
	March 27, 2022	Vital Choice and Alice's Table Transaction Costs	Litigation Settlement	As Adjusted (non-GAAP) March 27, 2022	March 28, 2021	Personalization Mall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) March 28, 2021	% Change
Net revenues:
Consumer Floral & Gifts	$760,555	$-	$-	$760,555	$727,296	$-	$-	$727,296	4.6%
BloomNet	107,212			107,212	105,622			105,622	1.5%
Gourmet Foods & Gift Baskets	855,830			855,830	803,439			803,439	6.5%
Corporate	157			157	295			295	-46.8%
Intercompany eliminations	(1,761)			(1,761)	(1,390)			(1,390)	-26.7%
Total net revenues	$1,721,993	$-	$-	$1,721,993	$1,635,262	$-	$-	$1,635,262	5.3%
Gross profit:
Consumer Floral & Gifts	$302,903	$-	$-	$302,903	$298,457	$-	$-	$298,457	1.5%
	39.8%			39.8%	41.0%			41.0%

BloomNet	46,325			46,325	48,852			48,852	-5.2%
	43.2%			43.2%	46.3%			46.3%

Gourmet Foods & Gift Baskets	308,745			308,745	350,988			350,988	-12.0%
	36.1%			36.1%	43.7%			43.7%

Corporate	82			82	128			128	-35.9%
	52.2%			52.2%	43.4%			43.4%

Total gross profit	$658,055	$-	$-	$658,055	$698,425	$-	$-	$698,425	-5.8%
	38.2%	-	-	38.2%	42.7%	-	-	42.7%
EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a)
Consumer Floral & Gifts	$77,869	$-	$-	$77,869	$87,430	$-	$-	$87,430	-10.9%
BloomNet	32,530			32,530	34,604			34,604	-6.0%
Gourmet Foods & Gift Baskets	85,695		2,900	88,595	145,172		(483)	144,689	-38.8%
Segment Contribution Margin Subtotal	196,094	-	2,900	198,994	267,206	-	(483)	266,723	-25.4%
Corporate (b)	(90,694)	540		(90,154)	(101,582)	5,403		(96,179)	-6.3%
EBITDA (non-GAAP)	105,400	540	2,900	108,840	165,624	5,403	(483)	170,544	-36.2%
Add: Stock-based compensation	6,803			6,803	8,229			8,229	-17.3%
Add: Compensation charge related to NQ Plan investment appreciation	111			111	4,123			4,123	-97.3%
Adjusted EBITDA (non-GAAP)	$112,314	$540	$2,900	$115,754	$177,976	$5,403	$(483)	$182,896	-36.7%

Reconciliation of net income to adjusted net income (loss) (non-GAAP):	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021

Net income (loss)	$(23,409)	$1,427	$51,860	$105,342
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP)
Add: Transaction costs	25	-	540	5,403
Add: Litigation settlement	2,900	-	2,900	-
Deduct: Harry & David store closure cost adjustment	-	-	-	(483)
Deduct: Income tax effect on adjustments	(533)	79	(641)	(1,038)
Adjusted net income (loss) (non-GAAP)	$(21,017)	$1,506	$54,659	$109,224

Basic and diluted net income (loss) per common share
Basic	$(0.36)	$0.02	$0.80	$1.63
Diluted	$(0.36)	$0.02	$0.79	$1.58

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$(0.32)	$0.02	$0.84	$1.69
Diluted	$(0.32)	$0.02	$0.83	$1.64

Weighted average shares used in the calculation of net income (loss) and adjusted net income (loss) per common share
Basic	65,028	64,885	65,086	64,644
Diluted	65,028	66,474	65,849	66,564

Reconciliation of net income (loss) to adjusted EBITDA (non-GAAP):	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021

Net income (loss)	$(23,409)	$1,427	$51,860	$105,342
Add: Interest expense, net	5,233	608	5,431	319
Add: Depreciation and amortization	12,693	11,892	36,251	31,792
Add: Income tax expense (benefit)	(8,080)	(2,344)	11,858	28,171
EBITDA	(13,563)	11,583	105,400	165,624
Add: Stock-based compensation	1,507	2,871	6,803	8,229
Add: Compensation charge related to NQ Plan investment (depreciation) appreciation	(2,881)	916	111	4,123
Add: Transaction costs	25	-	540	5,403
Add: Litigation settlement	2,900	-	2,900	(483)
Adjusted EBITDA	$(12,012)	$15,370	$115,754	$182,896

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

Results of Operations

Net revenues

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	% Change
Net revenues
E-commerce	$261,707	$257,982	1.4%	$-	$-	0.0%	$148,070	$166,786	-11.2%	$-	$-	$409,777	$424,768	-3.5%
Other	2,536	2,411	5.2%	$38,448	$38,833	-1.0%	19,332	8,459	128.5%	(517)	(237)	59,799	49,466	20.9%
Total net revenues	$264,243	$260,393	1.5%	$38,448	$38,833	-1.0%	$167,402	$175,245	-4.5%	$(517)	$(237)	$469,576	$474,234	-1.0%

Other revenues detail
Retail and other	2,536	2,411	5.2%	-	-		1,656	1,660	-0.2%			4,192	4,071	3.0%
Wholesale	-	-		15,322	12,383	23.7%	17,676	6,799	160.0%			32,998	19,182	72.0%
BloomNet services	-	-		23,126	26,450	-12.6%	-	-				23,126	26,450	-12.6%
Corporate	-	-		-	-		-	-		43	54	43	54	-20.4%
Eliminations	-	-		-	-		-	-		(560)	(291)	(560)	(291)	92.4%
Total other revenues	$2,536	2,411	5.2%	$38,448	$38,833	-1.0%	$19,332	$8,459	128.5%	$(517)	$(237)	$59,799	49,466	20.9%

	Nine Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	% Change
Net revenues
E-commerce	$753,813	$721,049	4.5%	$-	$-	0.0%	$746,857	$720,392	3.7%	$-	$-	$1,500,670	$1,441,441	4.1%
Other	6,742	6,247	7.9%	107,212	105,622	1.5%	108,973	83,047	31.2%	(1,604)	(1,095)	221,323	193,821	14.2%
Total net revenues	$760,555	$727,296	4.6%	$107,212	$105,622	1.5%	$855,830	$803,439	6.5%	$(1,604)	$(1,095)	$1,721,993	$1,635,262	5.3%

Other revenues detail
Retail and other	6,742	6,247	7.9%	-	-		8,084	7,321	10.4%			14,826	13,568	9.3%
Wholesale	-	-		39,890	32,826	21.5%	100,889	75,726	33.2%			140,779	108,552	29.7%
BloomNet services	-	-		67,322	72,796	-7.5%	-	-				67,322	72,796	-7.5%
Corporate	-	-		-	-		-	-		157	295	157	295	-46.8%
Eliminations	-	-		-	-		-	-		(1,761)	(1,390)	(1,761)	(1,390)	-26.7%
Total other revenues	$6,742	$6,247	7.9%	$107,212	$105,622	1.5%	$108,973	$83,047	31.2%	$(1,604)	$(1,095)	$221,323	$193,821	14.2%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 1.0% during the three months ended March 27, 2022, compared to the same period of the prior year due to lower revenues in the Gourmet Foods & Gift Baskets and BloomNet segments, partially offset by slightly higher revenues in the Consumer Floral & Gifts segment. Adjusted for the non-comparative impact of Alice’s Table and Vital Choice, which were acquired on December 31, 2021 and October 27, 2021, respectively, consolidated revenues decreased 2.5%, in comparison to the prior year period. The decrease in revenues was due to the Easter shift (the Easter holiday was on April 17th, 2022, compared to April 4th in 2021, resulting in the shift of some Easter-related revenue and associated EBITDA, into the Company’s fiscal fourth quarter), lower deferred revenues coming into the quarter, compared with the prior year when customers – particularly in our Harry & David brand – were willing to accept delivery of holiday season gifts well into January, and slower ecommerce demand for everyday occasions, throughout the quarter, reflecting growing consumer concerns with rising inflation and geopolitical unrest. This was partially offset by solid growth of approximately 5% for the Valentine’s Day holiday in our consumer floral business, strong demand in our wholesale business and contributions from Vital Choice and Alice’s Table. Compared with the Company’s fiscal 2020 third quarter, prior to the pandemic, revenues increased 68.4%.

Net revenues increased 5.3% during the nine months ended March 27, 2022 compared to the same period of the prior year, due to higher revenues across our three segments. Adjusted for the non-comparative impact of PersonalizationMall, Alice’s Table and Vital Choice, which were acquired on August 3, 2020, December 31, 2021 and October 27, 2021, respectively, consolidated revenues increased 3.7%, in comparison to the prior year period. This revenue growth followed the 52.6% revenue growth we reported for the nine months ended March 28, 2021, which was accelerated by the growth of e-commerce shopping during the pandemic, illustrating the strong growth momentum that we had generated over the past several years, as a result of increased recognition and relevance for our family of brands for everyday gifting and connective occasions, which was complemented by an expanded product assortment, including PersonalizationMall and Vital Choice. We also continued to see growth in our customer file and Celebrations Passport loyalty program, which helps drive increased cross-brand purchasing, purchase frequency, retention, and customer life-time value. However, in the current year, the macro economy has changed dramatically once again and we were and will be faced with significant headwinds which have slowed consumer demand and increased our costs, including: limited availability of production and distribution labor, escalating global supply-chain disruptions that caused shortages of key components for some products, geopolitical turmoil, an unprecedented, rapid rise in price inflation, and increased digital marketing costs.

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 3.5% during the three months ended March 27, 2022 compared to the same period of the prior year as a result of lower sales of 11.2% within the Gourmet Foods & Gift Baskets segment, which includes revenues of Vital Choice, acquired on October 27, 2021, partially offset by growth of 1.4% within the Consumer Floral & Gifts segment.

E-commerce revenues increased 4.1% during the nine months ended March 27, 2022, compared to the same period of the prior year as a result of growth within the Gourmet Foods & Gift Baskets segment of 3.7%, which includes revenues of Vital Choice since its date of acquisition, and the Consumer Floral & Gifts segment of 4.5%, which includes the revenues of PersonalizationMall and Alice’s Table since their dates of acquisition on August 3, 2020 and December 31, 2021, respectively.

During the three and nine months ended March 27, 2022, respectively, the Company fulfilled approximately 5.4 and 18.7 million orders through its e-commerce sales channels (online and telephonic sales), a decrease of 14.6% and 5.6%, respectively, compared to the same periods of the prior year, while average order value increased 12.7% and 10.2%, to $80.29 and $72.84, respectively.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues increased by 20.9% and 14.2% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, due to increased Gourmet Foods & Gift Baskets and BloomNet wholesale demand, partially offset by a decrease in BloomNet services revenues.

Revenue by segment:

Consumer Floral & Gifts – this segment, which historically has consisted primarily of the operations of the 1-800-Flowers.com brand, but now includes revenues attributable to PersonalizationMall and Alice’s Table, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues within this segment increased 1.5% and 4.6% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, reflecting the marketing and merchandising investments made in our flagship brand, which are continuing to drive growth and market share gains, solid growth for the Valentine’s Day holiday, partly offset by softer everyday gifting sales in the third quarter. Pro-forma segment revenue growth was 1.3% and 2.7% during the three and nine months ended March 27, 2022, adjusting for the acquisitions of PersonalizationMall and Alice’s Table.

BloomNet - revenues in this segment are derived from membership fees, as well as other product and service offerings to florists. Net revenues decreased 1.0% during the three months ended March 27, 2022 compared to the same period of the prior year, due to lower membership/transaction fee revenues as a result of reduced florist-to-florist and 1-800-Flowers.com order volume attributable to overall macro-economic conditions, partially offset by an increase in directory services and growth in wholesale product volume. Net revenues increased 1.5% during the nine months ended March 27, 2022, compared to the same period of the prior year, due to growth in directory services and wholesale product volume, partially offset by lower membership/transaction fee revenues due to reduced florist-to-florist and 1-800-Flowers.com order volume attributable to overall macro-economic conditions.

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

Net revenues within this segment decreased 4.5% during the three months ended March 27, 2022 compared to the same period of the prior year, primarily reflecting softer consumer demand due to macro-economic issues, the shift of the Easter holiday later into the Company’s fiscal fourth quarter, as well as lower deferred revenue entering the quarter, compared with the prior year period, partly offset by higher year-over-year wholesale revenues and revenues associated with Vital Choice®, which the Company acquired in October, 2021. Net revenues increased 6.5% during the nine months ended March 27, 2022 compared to the same period of the prior year, due to: (i) favorable e-commerce revenues of 3.7%, resulting from increased penetration of both “everyday” and specific volume driven by Harry & David and Shari’s Berries initiatives, as well as (ii) wholesale and retail revenue growth of 31.2% due to improving demand as COVID-19 restrictions were lifted and foot-traffic in customer locations continued to return to more normalized levels. Pro-forma segment revenue decreased 8.2%, and increased 5.1%, during the three and nine months ended March 27, 2022, respectively, adjusting for the October 27, 2021 acquisition of Vital Choice.

Gross profit

	Three Months Ended			Nine Months Ended
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change
	(dollars in thousands)

Gross profit	$154,091	$184,699	-16.6%	$658,055	$698,425	-5.8%
Gross profit %	32.8%	38.9%		38.2%	42.7%

Gross profit consists of net revenues less cost of revenues, which is comprised primarily of florist fulfillment costs (fees paid directly to florists), the cost of floral and non-floral merchandise sold from inventory or through third parties, and associated costs, including inbound and outbound shipping charges. Additionally, cost of revenues includes labor and facility costs related to direct-to-consumer and wholesale production operations, as well as payments made to sending florists related to order volume referred through the Company’s BloomNet network.

Gross profit decreased 16.6% and 5.8% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year. The decrease during the three months ended March 27, 2022 was attributable to the aforementioned decrease in revenues combined with a lower gross margin percentage, while the decrease during the nine months ended, March 27, 2022 was attributable entirely to a lower gross margin percentage, which was partially offset by the higher revenues noted above.

Gross profit percentage decreased 610 and 450 basis points, during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, primarily due to lower margins across all three segments reflecting macro-economic headwinds including: continued disruptions in the global supply chain, the escalation of increased commodity costs, increased year-over-year labor rates across the Company, as well as widespread delays and increased costs for inbound and outbound shipping, including an acceleration in fuel surcharges related to rising oil prices, and the write-off of certain inventories of expired perishable products, reflecting softer than anticipated demand levels. The Company has and will continue to implement strategic initiatives designed to mitigate the impact of these issues, including pricing initiatives across our product assortment, as well as pre-building inventory to offset supply chain delays, implementing logistics optimizing programs to enhance our outbound shipping operations and manage rising third-party shipping costs and deploying automation to increase throughput and address labor shortages.

On a pro-forma basis, adjusting for the impact of PersonalizationMall, Alice’s Table and Vital Choice, gross margin percentage was 32.9% and 38.2% during the three and nine months ended March 27, 2022.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 1.5% during the three months ended March 27, 2022, due to a reduction in gross margin percentage of 110 basis points to 36.7%, partially offset by the increase in revenue noted above. Gross profit increased by 1.5% during the nine months ended March 27, 2022, compared to the same period of the prior year, as a result of the revenue increase noted above, partially offset by decline in the gross margin percentage of 120 basis points to 39.8%. Gross margin percentage was negatively impacted for both the three and nine month periods ending March 27, 2022 as a result of significantly increased costs for inbound and outbound shipping and labor, and higher raw material component input costs, partially offset by pricing initiatives, reflected in the higher average order value. On a pro-forma basis, adjusting for the impact of PersonalizationMall and Alice’s Table, gross margin percentage was 36.7% and 39.6% during the three and nine months ended March 27, 2022.

BloomNet segment - Gross profit decreased by 13.4% and 5.2% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, due to a decrease in gross margin percentage of 560 basis points to 38.7%, and 310 basis points, to 43.2% during the respective three and nine months ended March 27, 2022. The decrease in gross margin percentage was due to revenue mix resulting from growth in lower margin wholesale revenues, combined with increased costs for inbound shipping, and higher raw material component input costs, partially offset by lower florist-to-florist volumes, which are monetized at lower margins.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 38.7% during the three months ended March 27, 2022, compared to the same period of the prior year, due to the decrease in revenues noted above, combined with a decrease in gross margin percentage of 1,410 basis points, to 25.3%. Gross profit decreased by 12.0% during the nine months ended March 27, 2022 due to a decline in gross margin percentage of 760 basis points, to 36.1%, partially offset by the aforementioned increase in revenues. The decline in gross margin percentage reflects the macro-economic headwinds including: continued disruptions in the global supply chain, the escalation of increased commodity costs, increased year-over-year labor rates across the Company, as well as widespread delays and increased costs for inbound and outbound shipping, including an acceleration in fuel surcharges related to rising oil prices, and the write-off of certain inventories of expired perishable products, reflecting softer than anticipated demand levels. On a pro-forma basis, adjusting for the impact of Vital Choice, gross margin percentage was 25.1% and 36.2% during the three and nine months ended March 27, 2022.

Marketing and sales expense

	Three Months Ended			Nine Months Ended
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change
	(dollars in thousands)

Marketing and sales	$130,645	$127,923	2.1%	$432,795	$402,904	7.4%
Percentage of net revenues	27.8%	27.0%		25.1%	24.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 2.1% and 7.4% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, due to: (i) higher advertising costs to support revenue generation and market share gains, combined with advertising rates which have increased above historical averages, (ii) higher labor costs, primarily as a result of a class-action litigation settlement during the current quarter, labor rates and annual merit increases, all of which were almost entirely offset by lower performance related bonuses, and (iii) the impact of the acquisition of Vital Choice, and for the nine-month period, the annualization of the impact of the acquisition of PersonalizationMall, which carries both higher product gross margins, as well as higher advertising ratios.

During the three and nine months ended March 27, 2022, the Company added approximately 1.5 and 4.0 million new e-commerce customers, a decrease of 17.4% and 13.0% compared to the same periods of the prior year, while purchase activity from existing customers decreased 1.4% for the three months ended March 27, 2022 and increased 5.0% for the nine months ended March 27, 2022, in comparison to the same periods of the prior year.

Technology and development expense

	Three Months Ended			Nine Months Ended
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change
	(dollars in thousands)

Technology and development	$14,456	$14,281	1.2%	$41,369	$39,937	3.6%
Percentage of net revenues	3.1%	3.0%		2.4%	2.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 1.2% and 3.6% during the three and nine month periods ended March 27, 2022 compared to the same periods of the prior year, primarily due to higher maintenance and support for the Company’s technology platform enhancements, which was partially offset by lower labor costs resulting from reductions in performance related bonuses, and non-recurring costs related to PersonalizationMall in the prior periods.

General and administrative expense

	Three Months Ended			Nine Months Ended
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change
	(dollars in thousands)

General and administrative	$22,553	$30,912	-27.0%	$78,491	$89,960	-12.7%
Percentage of net revenues	4.8%	6.5%		4.6%	5.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses decreased 27.0% and 12.7% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, due to: (i) lower labor and related costs, primarily resulting from lower performance bonuses, and year-over-year decreases in non-qualified deferred compensation plan investment income (refer to equal offset in “other income/expense, net”) and (ii) lower transaction and litigation costs, and lower insurance costs.

Depreciation and amortization expense

	Three Months Ended			Nine Months Ended
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change
	(dollars in thousands)

Depreciation and amortization	$12,693	$11,892	6.7%	$36,251	$31,792	14.0%
Percentage of net revenues	2.7%	2.5%		2.1%	1.9%

Depreciation and amortization expense increased 6.7% and 14.0% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, due to distribution facility automation projects and IT related ecommerce/platform enhancements, and incremental depreciation associated with the Vital Choice acquisition, while depreciation and amortization expense for the nine months ended March 27, 2022 was also impacted by the incremental depreciation and customer list amortization associated with PersonalizationMall.

Interest expense, net

	Three Months Ended			Nine Months Ended
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change
	(dollars in thousands)

Interest expense, net	$1,226	$1,553	-21.1%	$4,477	$4,520	-1.0%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 21.1% and 1.0% during the three and nine months ended March 27, 2022, respectively, compared to the same periods of the prior year, due to lower interest rates attributable to the Second Amendment to the Company’s credit facility. Interest expense for the nine months ended March 27, 2022 was also impacted by the interest expense associated with the incremental debt that was used to partially finance the acquisition of PersonalizationMall.

Other (income) expense, net

	Three Months Ended			Nine Months Ended
	March 27, 2022	March 28, 2021	% Change	March 27, 2022	March 28, 2021	% Change
	(dollars in thousands)

Other (income) expense, net	$4,007	$(945)	-524.0%	$954	$(4,201)	-122.7%

Other income, net for the three and nine months ended March 27, 2022, consists primarily of investment (gains)/losses on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax benefit of $8.1 million, and income tax expense of $11.9 million, during the three and nine months ended March 27, 2022, respectively, and income tax benefit of $2.3 million and income tax expense of $28.2 million, during the three and nine months ended March 28, 2021, respectively. The Company’s effective tax rate for the three and nine months ended March 27, 2022 was 25.7% and 18.6%, respectively, compared to 255.6% and 21.1% in the same periods of the prior year. The effective tax rate differed from the U.S. federal statutory rate of 21% for the three months ended March 27, 2022 primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, and for the nine months ended March 27, 2022 primarily due to excess tax benefits from stock based compensation, partially offset by state income taxes. The effective tax rate differed from the U.S. federal statutory rate of 21% for the three months ended March 28, 2021 primarily due to excess tax benefits from stock based compensation and state income taxes, and for the nine months ended March 28, 2021 primarily due to state income taxes and nondeductible expenses for executive compensation, which were partially offset by various permanent differences, tax credits, and excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the 2021 Credit Agreement (see Note 8 - Debt in Item 1 for details). At March 27, 2022, the Company had working capital of $114.3 million, including cash and cash equivalents of $93.0 million, compared to working capital of $134.1 million, including cash and cash equivalents of $173.6 million, at June 27, 2021.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues. Since the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers have turned to our brands and our expanded product offerings to help them connect and express themselves. While the continuing impacts of COVID-19 are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of revenues, and the Company will likely generate all of its earnings within this quarter. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

The Company utilized cash on hand to fund its operations through the first quarter of fiscal 2022. In the beginning of the second quarter, the Company borrowed under its Revolver to fund short-term working capital needs, and the acquisition of Vital Choice, with borrowings peaking at $125.0 million in November 2021. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2021. Based on current projected cash flows, the Company believes that available cash balances are expected to be sufficient to provide for the Company’s operating needs through the remainder of Fiscal 2022, when the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company had no outstanding amount under its Revolver as of March 27, 2022.

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

Cash Flows

Net cash provided by operating activities of $38.7 million, for the nine months ended March 27, 2022, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation and amortization and stock-based compensation, combined with changes in working capital, including increases in inventory and trade receivables. The Company intends to continue to carry higher than historical inventory balances to mitigate the expectation of continued supply chain constraints.

Net cash used in investing activities of $70.1 million, for the nine months ended March 27, 2022, was primarily attributable to the acquisitions of Vital Choice and Alice’s Table for a combined $22.1 million, and capital expenditures of $48.0 million related to the Company's technology initiatives, as well as manufacturing, production, and warehousing equipment.

Net cash used in financing activities of $49.2 million, for the nine months ended March 27, 2022, related primarily to net repayment of debt of $15.0 million and the acquisition of $34.8 million of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At March 27, 2022, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Purchase commitments	$111,626	$53,983	$10,388	$6,206	$2,524	$148	$184,875

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:
o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to successfully integrate acquired businesses and assets;
o	to mitigate the impact of supply chain cost and capacity constraints;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o	to cost effectively manage inventories;
●	the outcome of contingencies, including legal proceedings in the normal course of business;
●	general consumer sentiment and economic conditions that may affect among other things, the levels of discretionary customer purchases of the Company’s products and the costs of shipping and labor; and
●	the impact of the COVID-19 pandemic on our business and financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended June 27, 2021, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to any additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s 2021 Credit Agreement bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 million and $0.8 million during the three and nine months ended March 27, 2022, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 27, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 27, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To the extent our normal procedures and controls related to our financial close or other reporting processes were adversely impacted by the COVID-19 outbreak, we took appropriate actions and safeguards to reasonably ensure the fair presentation of the financial statements in accordance with GAAP.

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

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (FLSA) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April of 2022 to resolve all claims. The settlement agreement remains subject to certain judicial approvals. The Subsidiary’s payment liability under the settlement agreement is capped at a maximum amount of $3.3 million, and the amount payable will depend on the number of claims filed by class members and the amounts of attorneys’ fees and litigation costs that are approved by the Court. We anticipate that final Court approval, and determination and payment of the final settlement amount, may occur during the third quarter of fiscal 2023.  In entering into the settlement agreement, the Subsidiary is making no admission of liability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of March 27, 2022, $36.6 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2022, which includes the period June 28, 2021 through March 27, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

06/28/21 - 07/25/21	34,835	$30.03	34,835	$31,409
07/26/21 - 08/22/21	99,602	$31.07	99,602	$28,312
08/23/21 - 09/26/21	153,589	$32.01	153,589	$23,393
09/27/21 - 10/24/21	100,000	$30.60	100,000	$20,330
10/25/21 - 11/21/21	284,281	$34.11	284,281	$10,633
11/22/21 - 12/26/21	155,000	$23.83	155,000	$6,935
12/27/21 - 01/23/22	185,000	$23.83	185,000	$2,522
01/24/22 - 02/20/22	77,783	$18.34	77,783	$39,876
02/21/22 - 03/27/22	240,000	$14.24	240,000	$36,576
Total	1,330,090	$26.13	1,330,090

(1)	Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 6, 2022	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2022	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)