Form 10-K
period 2022-07-03
1 800 FLOWERS COM INC
filed 2022-09-16
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26841

1-800-FLOWERS.COM, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3117311 (I.R.S. Employer Identification No.)
Two Jericho Plaza, Suite 200, Jericho, NY 11753 (Address of principal executive offices) (Zip code)	(516) 237-6000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock	FLWS	The Nasdaq Stock Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 28, 2021, was approximately $596,576,000. The registrant has no non-voting common stock.

37,287,993

(Number of shares of class A common stock outstanding as of September 9, 2022)

27,249,614

(Number of shares of class B common stock outstanding as of September 9, 2022)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended July 3, 2022

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

Shares in 1-800-FLOWERS.COM, Inc. are traded on the NASDAQ Global Select Market, ticker symbol: FLWS.

References in this Annual Report on Form 10-K to “1-800-FLOWERS.COM” and the “Company” refer to 1-800-FLOWERS.COM, Inc. and its subsidiaries. The Company’s principal offices are located at Two Jericho Plaza, Suite 200, Jericho, NY 11753 and its telephone number at that location is (516) 237-6000.

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

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industry. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, and gift-quality fruit baskets, dipped berries, as well as steaks, chops and prepared meals. Most recently, on August 3, 2020, the Company completed its acquisition of PersonalizationMall.com LLC ("PersonalizationMall"), adding an extensive selection of personalized products to our offerings, and on October 27, 2021, acquired Vital Choice Seafood LLC (“Vital Choice”), a purveyor of wild-caught seafood and sustainably farmed shellfish, pastured proteins, and organic foods. On December 31, 2021, the Company acquired Alice’s Table® to supplement our product portfolio with lifestyle offerings, including fully digital livestreaming floral, culinary and other experiences to guests across the country. This extended line of gift offerings helps our customers with all of their celebratory occasions, and will enable the Company to increase the purchase frequency and average order value for existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. The Company’s consolidated customer database and multi-brand website is designed to dynamically engage our customers, further enhancing the Company’s position as a leading, one-stop destination for all of our customers’ gifting and celebratory needs.

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
Provider of lifestyle offerings, including fully digital livestreaming floral, culinary and other experiences to guests across the country, acquired in December 2021.

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
E-commerce provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements, acquired in October 2021.
Manufacturer of giftable premium popcorn and specialty treats, acquired in May 2002.
E-commerce baker and retailer of premium cookies and related baked gifts, acquired in March 2005, including Mrs. Beasley’s®, a baker of cakes, muffins and gourmet gift baskets, acquired in March 2011.
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

The Company’s net revenues from international sources were not material during fiscal years 2022, 2021 and 2020.

Flowers and Plants. The Company’s flagship 1-800-Flowers.com brand offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the Fruit Bouquets brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes. With the acquisition of Alice’s Table the Company now also provides lifestyle offerings, including fully digital livestreaming floral, culinary and other experiences to guests across the country.

Personalized Gifts. Through its PersonalizationMall brand, the Company offers a wide assortment of products using sublimation, embroidery, digital printing, engraving, and sandblasting to provide a unique, personalized experience to our customers.

Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products, land and sea-based proteins, and gifts marketed under the Harry & David, Wolferman’s Bakery, Vital Choice, Cushman’s and Moose Munch brands. The Company also licenses the Stock Yards name through which it sells premium meats. The Company manufactures premium cookies and baked gift items under the Cheryl’s and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolate offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

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

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, engage with its customers, increase customer acquisition, build customer loyalty, encourage repeat purchases and drive long-term growth. The Company’s goal is to create a celebratory ecosystem that makes its brands synonymous with thoughtful gifting and to help our customers “send smiles” every day. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations, social media and strategic relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base. The Company’s focus is to create marketing messaging that is more relevant to the customer, to engage with our customers in a two-way dialog and to focus on the experience of the connection. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, and our Celebrations Passport® loyalty program, as well as continually investing and innovating how and where it engages with its customers.

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities. For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for its brands to receive broad national exposure, while also being included in the Walk of Shame movie. Our “Summer of a Million Smiles” charitable efforts deliver smiles to local charities, communities and service initiatives across the country. We also sponsor our enterprise-wide “Gifts That Give Back” collection in support of our Smiles Farms philanthropic initiative, which is focused on creating meaningful employment opportunities for individuals with developmental disabilities – a program that we are proud to have founded. And, in what can be considered one of the best compliments a brand can receive, 1-800-Flowers.com’s place in America’s cultural fabric was confirmed when the brand was featured in a great spoof on Mother’s Day family relations during a Saturday Night Live skit.

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

Fulfillment and Manufacturing Operations

The Company’s customers primarily place their orders either online or over the telephone. The Company’s hybrid fulfillment system, which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops and franchise florist shops) with Company-owned distribution centers and vendors who ship directly to the Company’s customers. While providing a significant competitive advantage in terms of delivery options, the Company’s fulfillment system also has the added benefit of reducing the Company’s capital investments in inventory and infrastructure. The Company’s products are backed by a 100% satisfaction guarantee, and the Company’s business is not dependent on any single third-party supplier.

Fulfillment and manufacturing of products is as follows:

Flowers and Plants. A majority of the Company’s floral orders are fulfilled by one of the Company’s BloomNet members, allowing the Company to deliver its floral and fruit bouquet products on a same-day or next-day basis to ensure freshness and to meet its customers’ need for immediate gifting. In addition to these florist designed products, the Company also offers fresh cut floral arrangements in a wide assortment of combinations, themes and designer bouquets and collections through its direct ship products program, fresh from the farm.

Personalized Gifts. Through its acquisition of PersonalizationMall, the Company offers a broad selection of personalized gifts and keepsakes which are manufactured utilizing same-day/next-day capabilities, and distributed from its Bolingbrook, IL facility.

Gourmet Foods & Gift Baskets. The Company offers a wide array of premium brand signature baked products, confections, gift baskets, gourmet popcorn, dipped berries, giftable fruit towers and baskets, and "good for you" products through its Gourmet Foods & Gift Baskets’ brands. The Company’s Cheryl’s cookies and baked gifts are manufactured in its baking facility in Westerville, Ohio, while The Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon, supplemented by specialty products that are sourced across the U.S. and the world. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, located in Melrose Park, Illinois. Our products are distributed from a combination of Company owned and leased distribution facilities, across the country, which are shared by our brands in order to reduce both transit time to customer and overall logistics costs. Dipped berries and other specialty treats for our Shari’s Berries brand are manufactured and fulfilled through our network of dropship vendors.

Sources and Availability of Raw Materials

The Company’s raw materials consist of ingredients for manufactured products (including various commodities such as sugar, flour, cacao, eggs, fruit and flowers), packaging supplies, and other supplies used in the manufacturing and transportation processes (such as fuel, natural gas and derivative products). Except for certain crops which are grown in our Harry & David orchards, all of the raw materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay, and the availability of these materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. We utilize a global supply chain that includes both U.S. and international suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume we need to meet customer demand, to receive those materials timely through our supply chain and to produce, manufacture and distribute those products determines, in part, our ability to grow the business, and the appeal of our merchandise assortment we offer to our customers.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues, and all of its earnings. However, with the onset of the pandemic of the novel strain of coronavirus (“COVID-19”), our customers increasingly turned to our brands and our expanded product offerings to help them connect and express themselves, and our “everyday” gifting product line had experienced significantly increased volume. While the continuing impacts of COVID-19, and its after effects, are difficult to predict, the Company expects that its fiscal second quarter will continue to be its largest in terms of annual revenues and earnings. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. During fiscal 2022, our fiscal second quarter revenues represented approximately 43% of annual revenues, while our first, third and fourth quarters generated 14%, 21%, and 22% of annual revenues, respectively.

In preparation for the Company’s second quarter holiday season, the Company significantly increases its inventories. This seasonal build has traditionally been financed by cash flows from operations, supplemented by a bank line of credit, which peaks in November. The Company has historically repaid all revolving bank lines of credit with cash generated from operations, prior to the end of the Company’s fiscal second quarter.

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

Intellectual Property

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets.com”, “FruitBrouquets.com”, “BloomNet”, “GreatFood.com”, “The Popcorn Factory”, “Cheryl’s Cookies”, “Mrs. Beasley’s”, “Celebrations Passport”, “Flowerama”, “DesignPac”, “Napco”, “Harry & David”, “Wolferman’s Bakery", “Moose Munch”, Cushman’s”, “Simply Chocolate”, “Personalization Universe”, “PersonalizationMall”, “Shari’s Berries”, “Vital Choice” and “Alice’s Table”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.personalizationuniverse.com, www.personalizationmall.com, www.plants.com, www.florists.com, www.greatfoods.com, www.stockyards.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com, www.wolfermans.com, www.vitalchoice.com, www.alicestable.com, www.berries.com, and www.sharisberries.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Human Capital

Employees. We focus on attracting, developing and retaining skilled, diverse talent, including recruiting from among the universities across the markets in which we compete and are generally able to select top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. As of July 3, 2022, the Company had approximately 4,700 full and part-time employees, all located in the United States. During peak periods, the Company substantially increases the number of customer service, manufacturing, and fulfillment personnel. The Company’s employees are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good. Our employees are a key source of competitive advantage and their actions, guided by our Code of Ethics, are critical to the long- term success of our business.

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

Macroeconomic Conditions and Related Risk Factors

The financial and credit markets and consumer sentiment have and will experience significant volatility, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. The Company’s business and operating results are subject to economic conditions and their impact on consumer discretionary spending. Factors that may negatively impact consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. In the recent past, such factors have impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Adverse economic changes could reduce consumer confidence and could thereby affect our operating results. In challenging and uncertain economic environments, including the COVID-19 pandemic, its after effects, and the geopolitical climate, we cannot predict when macroeconomic conditions uncertainty may arise and whether such circumstances could impact the Company.

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

Public concern regarding the risk of contracting COVID-19 impacts demand from customers, including due to customers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our customers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. As we sell a wide variety of products, the profile of the products we sell and the amount of revenue attributable to such products varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. In addition, changes in consumer purchasing and consumption patterns may result in changes in demand for our products, thereby impacting our earnings. Any reduced demand for our products or change in customers purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of florist or franchise locations, stores, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, or prepaid expenses. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets, and in foreign currency exchange rates, commodity prices, and interest rates, which can impair our ability to access these markets on terms commercially acceptable to us, or at all. Even now that the COVID-19 global pandemic is subsiding, we may experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Increased shipping costs and supply chain disruptions may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. The Company has established relationships with Federal Express and other common carriers for the delivery of these products. If these carriers were to further increase the prices they charge to ship the Company’s goods, and if the Company is forced to pass these costs onto its customers, or if carrier capacity becomes constrained, the Company’s sales could be negatively impacted. In addition, ocean container availability and cost, as well as port disruptions could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships, revenues and earnings.

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

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business. The U.K. Financial Conduct Authority announced that it intends to phase out LIBOR in 2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact interest expense related to borrowings under our credit facilities. We may in the future pursue amendments to our credit facilities to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments.

Business and Operational Risk Factors

Our recent growth rates may not be sustainable or indicative of our future growth. Our ability to maintain the increased sales we have experienced since the onset of the COVID-19 pandemic is uncertain. This uncertainty could result in volatility of our stock price.

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

Failure to remediate a material weakness related to our controls over logical access and segregation of duties, at the application control level, in certain information technology environments, could result in material misstatements in our financial statements. Our management has identified a material weakness related to our controls over logical access and segregation of duties, at the application control level, in certain information technology environments and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of July 3, 2022. While remediation is in process, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 3, 2022 that remain unresolved.

Item 2.	PROPERTIES

The table below lists the Company’s material properties at July 3, 2022:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,103,000	owned
Bolingbrook, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	361,176	leased
Medford, OR	Warehouse	Storage	310,000	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Atlanta, GA	Warehouse	Manufacturing and distribution	272,821	leased
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Obetz, OH	Warehouse	Distribution	339,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Burr Ridge, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	109,722	leased
Jericho, NY	Office	Headquarters	92,700	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Reno, NV	Warehouse	Distribution	70,000	leased
Memphis, TN	Warehouse	Distribution	70,000	leased
Obetz, OH	Warehouse	Storage - Holiday	62,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,590 (acres)	owned
Jackson County, OR	Land	Fallow land	1,771 (acres)	owned
Josephine County, OR	Orchards	Farming	138.4 (acres)	owned
Josephine County, OR	Land	Fallow land	41 (acres)	owned

Item 3.	LEGAL PROCEEDINGS

See Note 17. in Part IV, Item 15, for details.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock.

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2022 and 2021, 904,000 and 389,209 shares of Class B common stock were converted into shares of Class A common stock, respectively, while none were converted during fiscal year 2020.

Holders

As of September 9, 2022, there were approximately 201 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 9, 2022, there were approximately 13 stockholders of record of the Company’s Class B common stock.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $38.2 million (1,592,555 shares), $22.4 million (862,290 shares), and $10.7 million (754,458 shares), during the fiscal years ended July 3, 2022, June 27, 2021, and June 28, 2020, respectively, under this program. As of July 3, 2022, $33.2 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year 2022, which includes the period June 28, 2021 through July 3, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except shares and average price paid per share)

06/28/21 - 07/25/21	34,835	$30.03	34,835	$31,409
07/26/21 - 08/22/21	99,602	$31.07	99,602	$28,312
08/23/21 - 09/26/21	153,589	$32.01	153,589	$23,393
09/27/21 - 10/24/21	100,000	$30.60	100,000	$20,330
10/25/21 - 11/21/21	284,281	$34.11	284,281	$10,633
11/22/21 - 12/26/21	155,331	$23.82	155,331	$6,926
12/27/21 - 01/23/22	185,000	$23.83	185,000	$2,512
01/24/22 - 02/20/22	77,783	$18.34	77,783	$39,876
02/21/22 - 03/27/22	240,000	$14.24	240,000	$36,576
03/28/22 - 04/24/22	190,000	$13.41	190,000	$34,022
04/25/22 - 05/22/22	72,134	$11.32	72,134	$33,203
05/23/22 – 07/03/22	-	$-	-	$33,203
Total	1,592,555	$23.94	1,592,555

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

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business overview

The Company is a leading provider of gifts designed to help customers express, connect and celebrate. See Item 1 in Part I for a detailed description of the Company’s business.

Business Segments

The Company operates in the following three business segments: Consumer Floral & Gifts, Gourmet Foods & Gift Baskets, and BloomNet. The Consumer Floral & Gifts segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, PersonalizationMall, FruitBouquets.com, Flowerama and Alice’s Table, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David, Wolferman’s Bakery, Vital Choice, Moose Munch, Stock Yards, Cheryl’s, Mrs. Beasley’s, The Popcorn Factory, DesignPac, 1-800-Baskets.com, Simply Chocolate and Shari’s Berries. The BloomNet segment includes the operations of BloomNet and Napco.

Fiscal 2022 Results

During fiscal 2022, the Company recorded revenue growth of 4.0%, with total revenues exceeding $2.2 billion. This growth comes on top of the 42.5% revenue growth we saw in fiscal 2021, and represents revenue growth of 76.8% compared with fiscal 2019 (48.8%, excluding the impact of acquisitions), our last full fiscal year prior to the start of the pandemic. However, this was a challenging year for the Company due to a change in consumer behavior, in reaction to unprecedented inflation in the macro economy, which also resulted in a rapid rise of costs, that negatively impacted our gross margins and operating expenses. As a result, our earnings were well below our expectations.

Our business – and the macro-economy – have gone through several significant stages over the past few years. Prior to the pandemic, we made the decision to step up our investments in marketing – particularly in our flagship 1-800-Flowers and Harry & David brands, to accelerate revenue growth. This enabled us to significantly accelerate our revenue growth rate from the second half of fiscal 2018 through the first three quarters of fiscal 2020, when we went from low single-digit to double-digit growth. During that period, we also accelerated the growth of our customer file and membership in our Celebrations Passport Loyalty program. These initiatives, along with continued investments in our business platform, positioned us well to respond to the surge that we saw in consumer demand when the world changed dramatically in the spring of 2020 with the advent of the COVID pandemic. Through lockdowns, social distancing and the shift to remote work, the resourcefulness and dedication of our team helped our customers stay connected with the important people in their lives. With the surge in demand, we saw our top and bottom-line results, and our customer file, grow to record levels. As the world began to emerge from the pandemic last year, we once again saw dramatic changes in the macro-economy and consumer behavior, with increased travel, dining out, group celebrations and other pent-up activities. We also experienced rapidly increasing price inflation, unprecedented disruptions in the global supply chain, geopolitical turmoil, and an extremely tight labor market. As a result, we saw consumer demand moderate, while steep cost increases in everything from labor to shipping to commodities, have negatively impacted our gross margins, and increased digital advertising rates resulted in an unfavorable operating expense ratio.

As a result, despite a 4.0% increase in revenues, the aforementioned cost pressures caused a 500 basis point decrease in gross margin, which combined with an inflationary increase in marketing costs, partially offset by non-gross margin related labor reductions due to the elimination of performance bonuses for executives, resulted in a significant decline in Adjusted EBITDA from $213.1 million in fiscal 2021 to $99.0 million in fiscal 2022. (Refer to Reconciliation of Net Income to Adjusted EBITDA below.)

While inflationary pressures remain, as we enter fiscal 2023, we are beginning to see early improvements in certain areas, including fuel prices that have pulled back from their peak highs, albeit still significantly higher year-over-year, softening in ocean freight rates, and stabilization of labor rates with some improvement in availability. While we hope that these positive trends will continue, we have taken proactive steps to address these issues, utilizing our balance sheet to invest in our operating platform and continuing to build for the future. These investments, include:

o	the automation of our warehouse and distribution facilities, which reduces our exposure to both labor rate increases and seasonal labor shortages;
o	buying and building inventories early to mitigate continuing global supply chain issues, and;
o	implementing logistics optimization programs to manage rising carrier rates.

We anticipate that these initiatives, combined with strategic pricing programs across our brands, will help us manage rising costs and gradually improve our gross margins and bottom-line results during the latter half of fiscal 2023.

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

The Company used a combination of cash on its balance sheet and its existing credit facility to fund the $245.0 million purchase (subject to certain working capital and other adjustments), which included its newly renovated, leased 360,000 square foot state-of-the-art production and distribution facility, as well as customer database, tradenames and website. PersonalizationMall’s revenues were approximately $171.2 million during its fiscal year ended February 29, 2020 - see Note 4 – Acquisitions in Item 15.

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020 - see Note 4 – Acquisitions in Item 15.

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice Table LLC (“Alice’s Table”), a lifestyle business offering fully digital livestreaming floral, culinary and other experiences to guests across the country. The Company utilized existing cash of $0.8 million, converted the existing accounts receivable from Alice’s Table of $0.3 million and its previous $0.3 million cost method investment in Alice’s Table, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Alice’s Table revenues were approximately $3.8 million during the twelve-month period ended September 30, 2021 - see Note 4 – Acquisitions in Item 15.

Amended Credit Agreement

Subsequent to, but in contemplation of the acquisition of PersonalizationMall, on August 20, 2020, the Company entered into a First Amendment to its 2019 Credit Agreement to: (i) increase the aggregate principal amount of the existing revolving credit facility ("Revolver") commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “2020 Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company. The 2020 Term Loan will mature on May 31, 2024. The 2020 Term Loan is payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity. The $100.0 million proceeds of the 2020 Term Loan were used to repay the $95.0 million borrowing, which had been drawn on its existing Revolver to finance the acquisition, as well as financing fees of approximately $2.0 million.

On November 8, 2021, the Company, entered into a Second Amendment to the Company’s existing credit agreement, to, among other modifications, decrease the interest margins and LIBOR floor applicable to the 2020 Term Loan, and subsequent to fiscal 2022 year-end, on August 29, 2022, the Company entered into a Third Amendment to, among other modifications, (A) alter the financial maintenance covenants set forth therein by (1) increasing the required maximum consolidated leverage ratio, for the reference period ending October 2, 2022, from 3.25 to 1.00 to 4.25 to 1.00 and (2) decreasing the required minimum consolidated fixed charge coverage ratio, for the reference periods ending October 2, 2022, January 1, 2023, and April 2, 2023, from 1.50 to 1.00 to 1.00 to 1.00 and (B) increase the amount of certain capital expenditures that may be disregarded for purposes of calculating the consolidated fixed charge coverage ratio from $25.0 million to $35.0 million (See Note 9 - Debt, in Item 15. for details).

COVID-19

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

Fiscal 2023 Guidance

Based on the highly unpredictable nature of the current macro economy, the Company has decided to provide guidance on a quarter-by-quarter basis, including current business trends to date at the time of its regular quarterly results releases.

●

Through the first two months of fiscal 2023, we have seen continued cautious consumer spending behavior reflecting the impact of price inflation, particularly in food and gasoline. As a result, the Company anticipates that its fiscal first quarter revenues will be down in a range of 3.0-to-6.0 percent, compared with the prior year period.

●

In terms of cost inputs, the Company anticipates that year-over-year costs for labor, shipping, commodities, and digital marketing will remain high through the first quarter, compared with the prior year period.

●	As a result, the Company anticipates that its Adjusted EBITDA loss for the current fiscal first quarter will be in a range of $28.0 million-to-$33.0 million.
●

Looking ahead, the Company anticipates that the combination of the investments it has made, and continues to make in its business platform, along with strategic pricing programs and moderation of cost inputs, will enable it to gradually achieve improved gross margins and bottom-line results during the latter half of the current fiscal year.

●

For the full year, the Company anticipates reduced capital expenditures as well as lower working capital needs compared with the prior year. As a result, the Company expects to generate substantial positive year-over-year free cash flow.

Definitions of non-GAAP financial measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “non-GAAP”, “ adjusted" or “on a comparable basis” below, as these terms are used interchangeably. Reconciliations for forward-looking figures would require unreasonable efforts at this time because of the uncertainty and variability of the nature and amount of certain components of various necessary GAAP components, including, for example, those related to compensation, tax items, amortization or others that may arise during the year, and the Company’s management believes such reconciliations would imply a degree of precision that would be confusing or misleading to investors. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The lack of such reconciling information should be considered when assessing the impact of such disclosures.

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

The Company presents EBITDA and adjusted EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and adjusted EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and adjusted EBITDA to determine its interest rate and to measure compliance with certain covenants. EBITDA and adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.

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

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, adjusted EBITDA and adjusted net income, for fiscal years ended July 3, 2022 and June 27, 2021. For segment information for the fiscal year ended June 28, 2020, please refer to our Annual Report on Form 10-K for the fiscal year ended June 28, 2020.

	Years Ended
	July 3, 2022	Vital Choice and Alice's Table Transaction Costs	Litigation Settlement	As Adjusted (non-GAAP) July 3, 2022	June 27, 2021	Personalization Mall Litigation & Transaction Costs	Harry & David Store Closure Costs	As Adjusted (non-GAAP) June 27, 2021	% Change
Net revenues:
Consumer Floral & Gifts	$1,059,570	$-	$-	$1,059,570	$1,025,015	$-	$-	$1,025,015	3.4%
BloomNet	145,702			145,702	142,919			142,919	1.9%
Gourmet Foods & Gift Baskets	1,004,272			1,004,272	955,607			955,607	5.1%
Corporate	201			201	341			341	-41.1%
Intercompany eliminations	(1,860)			(1,860)	(1,637)			(1,637)	-13.6%
Total net revenues	$2,207,885	$-	$-	$2,207,885	$2,122,245	$-	$-	$2,122,245	4.0%

Gross profit:
Consumer Floral & Gifts	$416,591	$-	$-	$416,591	$420,860	$-	$-	$420,860	-1.0%
	39.3%			39.3%	41.1%			41.1%

BloomNet	61,562			61,562	64,978			64,978	-5.3%
	42.3%			42.3%	45.5%			45.5%

Gourmet Foods & Gift Baskets	343,163			343,163	410,208			410,208	-16.3%
	34.2%			34.2%	42.9%			42.9%

Corporate	422			422	383			383	10.2%
	210.0%			210.0%	112.3%			112.3%

Total gross profit	$821,738	$-	$-	$821,738	$896,429	$-	$-	$896,429	-8.3%
	37.2%	-	-	37.2%	42.2%	-	-	42.2%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$104,319	$-	$-	$104,319	$128,625	$-	$-	$128,625	-18.9%
BloomNet	42,515			42,515	45,875			45,875	-7.3%
Gourmet Foods & Gift Baskets	62,021		2,900	64,921	149,377		(483)	148,894	-56.4%
Segment Contribution Margin Subtotal	208,855	-	2,900	211,755	323,877	-	(483)	323,394	-34.5%
Corporate (b)	(117,676)	540		(117,136)	(132,280)	5,403		(126,877)	7.7%
EBITDA (non-GAAP)	91,179	540	2,900	94,619	191,597	5,403	(483)	196,517	-51.9%
Add: Stock-based compensation	7,947			7,947	10,835			10,835	-26.7%
Add: Compensation charge related to NQ Plan Investment (Depreciation) Appreciation	(3,583)			(3,583)	5,713			5,713	-162.7%
Adjusted EBITDA (non-GAAP)	$95,543	$540	$2,900	$98,983	$208,145	$5,403	$(483)	$213,065	-53.5%

Reconciliation of net income to adjusted net income (non-GAAP):	Years Ended
	July 3, 2022	June 27, 2021

Net income	$29,610	$118,652
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: Transaction costs	540	5,403
Add: Litigation settlement	2,900	-
Deduct: Harry & David store closure cost adjustment	-	(483)
Deduct: Income tax effect on adjustments (c)	(165)	(1,005)
Adjusted net income (non-GAAP)	$32,885	$122,567

Basic and diluted net income per common share
Basic	$0.46	$1.83
Diluted	$0.45	$1.78

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$0.51	$1.89
Diluted	$0.50	$1.84

Weighted average shares used in the calculation of net income and adjusted net income per common share
Basic	64,977	64,739
Diluted	65,617	66,546

Reconciliation of net income to adjusted EBITDA (non-GAAP):	Years Ended
	July 3, 2022	June 27, 2021

Net income	$29,610	$118,652
Add: Interest expense and other expense (income), net	10,999	(28)
Add: Depreciation and amortization	49,078	42,510
Add: Income tax expense	1,492	30,463
EBITDA	91,179	191,597
Add: Stock-based compensation	7,947	10,835
Add: Compensation charge related to NQ plan investment (depreciation) appreciation	(3,583)	5,713
Add: Transaction costs	540	5,403
Add: Litigation settlement	2,900	-
Deduct: Harry & David store closure cost adjustment	-	(483)
Adjusted EBITDA	$98,983	$213,065

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

(c)	Income tax effect on adjustments is calculated based upon the Company's effective tax rate during the applicable period.

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2022, which ended on July 3, 2022, consisted of 53 weeks. Fiscal years 2021 and 2020, which ended on June 27, 2021 and June 28, 2020, respectively, each consisted of 52 weeks.

Net Revenues

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)
Net revenues:
E-Commerce	$1,934,648	2.9%	$1,879,550	52.8%	$1,230,385
Other	273,237	12.6%	242,695	-6.4%	259,252
	$2,207,885	4.0%	$2,122,245	42.5%	$1,489,637

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the year ended July 3, 2022, net revenues increased 4.0% in comparison to prior year due to higher volumes across all three of our segments. Adjusted for the non-comparative impact of PersonalizationMall, Alice’s Table and Vital Choice, which were acquired on August 3, 2020, December 31, 2021 and October 27, 2021, respectively, consolidated net revenues increased 2.5%, in comparison to the prior year period. This revenue growth followed the 42.5% (26.6% excluding PersonalizationMall) revenue growth we reported for fiscal 2021, which benefitted from the accelerated growth of e-commerce shopping during the pandemic, continuing the strong growth momentum that we had generated over the past several years, as a result of increased recognition and relevance for our family of brands for gifting and connective occasions. We also continued to see growth from our existing customers as our Celebrations Passport loyalty program continued to drive increased cross-brand purchasing, frequency, retention, and customer life-time value. However, during fiscal 2022, the macro economy changed dramatically once again, and we were, and will continue to be faced with significant headwinds which have slowed consumer demand and increased our costs, including limited availability of production and distribution labor, escalating global supply-chain disruptions that caused shortages of key components for some products, geopolitical turmoil, commodity shortages, rapid price inflation, and increased digital marketing costs.

To provide perspective, our post-pandemic fiscal 2022 revenues exceeded our pre-pandemic fiscal 2019 revenues by 76.8%. This revenue growth includes the impact of PersonalizationMall, which was acquired on August 3, 2020, as well as Vital Choice, which was acquired on October 27, 2021, Shari’s Berries, which was acquired in August 2019, and Alice's Table, which was acquired on December 31, 2021. Excluding revenues from these acquisitions, pro-forma revenue growth exceeded pre-pandemic fiscal 2019 revenues by 48.8%.

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

Disaggregated revenue by channel follows:

Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	July 3, 2022	June 27, 2021	% Change	July 3, 2022	June 27, 2021	% Change	July 3, 2022	June 27, 2021	% Change	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021	% Change
Net revenues
E-commerce	$1,049,821	$1,015,716	3.4%	$-	$-	-	$884,827	$863,834	2.4%	$-	$-	$1,934,648	$1,879,550	2.9%
Other	9,749	9,299	4.8%	145,702	142,919	1.9%	119,445	91,773	30.2%	(1,659)	(1,296)	273,237	242,695	12.6%
Total net revenues	$1,059,570	$1,025,015	3.4%	$145,702	$142,919	1.9%	$1,004,272	$955,607	5.1%	$(1,659)	$(1,296)	$2,207,885	$2,122,245	4.0%

Other revenues detail
Retail and other	9,749	9,299	4.8%	-	-	-	10,134	9,134	10.9%	-	-	19,883	18,433	7.9%
Wholesale	-	-	-	53,957	45,299	19.1%	109,311	82,639	32.3%	-	-	163,268	127,938	27.6%
BloomNet services	-	-	-	91,745	97,620	-6.0%	-	-	-	-	-	91,745	97,620	-6.0%
Corporate	-	-	-	-	-	-	-	-	-	201	341	201	341	-41.1%
Eliminations	-	-	-	-	-	-	-	-	-	(1,860)	(1,637)	(1,860)	(1,637)	-13.6%
Total other revenues	$9,749	$9,299	4.8%	$145,702	$142,919	1.9%	$119,445	$91,773	30.2%	$(1,659)	$(1,296)	$273,237	$242,695	12.6%

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) increased 2.9% during fiscal 2022, comprised of 2.4% growth within the Gourmet Foods & Gift Baskets segment, which includes revenues of Vital Choice, acquired on October 27, 2021, and 3.4% growth within the Consumer Floral & Gifts segment, which includes the revenues of PersonalizationMall and Alice’s Table since their dates of acquisition on August 3, 2020 and December 31, 2021, respectively. These revenue increases were attributable to pricing initiatives and product mix, which drove a higher average order value ($78.77, +9.0%), partially offset by lower order volume (24.5 million, -5.6%, as compared with fiscal 2021).

E-commerce revenues increased 52.8% during fiscal 2021, comprised of 73.5% growth within the Consumer Floral & Gifts segment and 34.0% growth in the Gourmet Foods & Gift Baskets segment. During fiscal 2021, the Company fulfilled approximately 26.0 million e-commerce orders (an increase of 54.9% compared to fiscal 2020) at an average order value of $72.22 (a decrease of 1.4% compared to fiscal 2020).

●

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues increased by 12.6% during fiscal 2022 due to increased wholesale product demand, partially offset by a decrease in BloomNet services revenues.

Other revenues decreased 6.4% during fiscal 2021, primarily as a result of the disposition of Harry & David stores in April 2020, and weak wholesale demand attributable to COVID-19, partially offset by 27.9% growth within the BloomNet segment.

Revenue by segment:

Consumer Floral & Gifts – this segment, which historically has consisted primarily of the operations of the 1-800-Flowers.com brand, but now includes revenues attributable to PersonalizationMall and Alice’s Table, subsequent to their August 3, 2020 and December 31, 2021 acquisition dates, respectively, derives revenue from the sale of consumer floral products and gifts, primarily through its e-commerce sales channel (telephonic and online sales), as well as retail stores, and royalties from its franchise operations.

Net revenues increased 3.4% during fiscal 2022 (including the impact of PersonalizationMall acquired on August 3, 2020, and Alice’s Table, which was acquired on December 31, 2021). Adjusting for the acquisitions of PersonalizationMall and Alice’s Table, pro-forma segment revenue growth was 2.0%, reflecting the marketing and merchandising investments made in our flagship brand, which are continuing to drive growth and market share gains, with more pronounced growth during the Valentine’s Day and Mother’s Day holiday periods as “Everyday” volume has slowed during this inflationary post-pandemic period. For point of reference, fiscal 2022 revenue increased 112.9%, compared with pre-pandemic fiscal 2019 revenues. Excluding revenue from acquisitions, pro-forma revenue growth during this period was 62.0%.

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

Net revenues increased 1.9% during fiscal 2022 due to wholesale products growth, partially offset by lower services revenue due to unfavorable membership/transaction fee revenues, resulting from unfavorable 1-800-Flowers and shop-to-shop order volume, attributable to overall macro-economic conditions, and lower referral fees, partially offset by increased directory services due to ad volume and fee amount increases. For point of reference, revenue increased 41.6%, compared with pre-pandemic fiscal 2019 revenue.

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

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s Bakery, Stock Yards, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, Shari’s Berries (subsequent to its acquisition date of August 14, 2019), and Vital Choice (subsequent to its acquisition date of October 27, 2021). Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations.

Net revenues increased 5.1%, during fiscal 2022 as a result of favorable e-commerce sales, resulting from the acquisition of Vital Choice, increased volume driven by Shari’s Berries and Harry & David, at holiday, as well as a higher average order due to product mix and price increases, partially offset by lower demand across the remainder of the segment, combined with favorable wholesale and retail revenue growth due to improving demand as COVID-19 restrictions were lifted and foot-traffic in customer locations continued to return to more normalized levels. This segment has seen the most dramatic reductions in “EveryDay” volumes, due to the disproportionate impact of the macro-economic conditions noted above, combined with the fact that it also experienced the highest growth rates during the Pandemic when food gifts/self-consumption peaked. For point of reference, revenue increased 54.9%, compared with pre-pandemic fiscal 2019 revenue. Excluding revenue from acquisitions, pro-forma revenue growth during this period was 39.9%.

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

Gross Profit

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)

Gross profit	$821,738	-8.3%	$896,429	44.1%	$622,196
Gross margin %	37.2%		42.2%		41.8%

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

Gross profit decreased 8.3% during fiscal 2022 due to a significantly lower gross profit percentage, partially offset by the higher revenues noted above. Adjusting for the impact of PersonalizationMall, Alice’s Table and Vital Choice, on a pro-forma basis, gross margin percentage remained 37.2%. Gross profit percentage decreased during fiscal 2022 primarily due to lower margins across all three segments, reflecting macro-economic headwinds including: continued disruptions in the global supply chain, the escalation of increased commodity costs, increased year-over-year labor rates, as well as widespread delays and increased costs for inbound and outbound shipping, including an acceleration in fuel surcharges related to rising oil prices, and the write-off of certain inventories of expired perishable products, reflecting softer than anticipated demand levels. The Company has and will continue to implement strategic initiatives designed to mitigate the impact of these issues, including pricing initiatives across our product assortment, as well as pre-building inventory to offset supply chain delays, implementing logistics optimization programs to enhance our outbound shipping operations and manage rising third-party shipping costs, and deploying automation to increase throughput and address labor shortages.

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

Consumer Floral & Gifts segment – Gross profit (including the impact of Pmall, acquired on August 3, 2020, and Alice’s Table, acquired on December 31, 2021) was unfavorable in comparison to prior year by 1.0%, as a result of an unfavorable gross profit percentage, partially offset by the higher revenues noted above. On a pro-forma basis, adjusting for the impact of PersonalizationMall and Alice’s Table, gross profit percentage was 39.2% during fiscal 2022, a decrease of 190 basis points compared to fiscal 2021. Gross profit percentage was negatively impacted by increased inbound and outbound shipping costs, labor, and raw material component input costs, partially offset by pricing initiatives, reflected in the higher average order value note above.

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

BloomNet segment – Gross profit from the BloomNet segment was unfavorable in comparison to prior year by 5.3%, due to lower margins, partially offset by the increased revenues noted above. The lower margins were caused by the impact of sales mix (a greater proportion of revenues were derived from lower margin wholesale volume), compounded by higher cost of merchandise due to increased ocean freight costs and product costs, as well as supply chain issues, partially offset by lower rebates (due to lower shop-to-shop volumes).

Gross profit increased 19.9% during fiscal 2021, due to the increase in revenues noted above, partially offset by a decrease in gross profit percentage of 300 basis points to 45.5%. The decrease in gross margin % was due to higher rebates (higher florist to florist volume), combined with unfavorable wholesale product margins due to product mix, and higher shipping/merchandising costs.

Gourmet Foods & Gift Baskets segment – Gross profit was unfavorable in comparison to prior year by 16.3%, due to a decrease in gross profit percentage of 870 basis points, to 34.2%, partially offset by the aforementioned increase in revenues. The unfavorable gross profit percentage was due to macro-economic headwinds including: continued disruptions in the global supply chain, the escalation of increased commodity costs, increased year-over-year labor rates across the Company, as well as widespread delays and increased costs for inbound and outbound shipping, including an acceleration in fuel surcharges related to rising oil prices, and the write-off of certain inventories of expired perishable products, reflecting softer than anticipated demand levels, as well as certain product mix shift into lower margins channels, partially offset by pricing initiatives and increased average order value.

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

Marketing and Sales Expense

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)

Marketing and sales	$571,661	7.2%	$533,268	46.8%	$363,227
Percentage of sales	25.9%		25.1%		24.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense increased 7.2% during fiscal 2022 due to the variable components associated with the higher revenue noted above, combined with an increase in advertising spend due to efforts to drive revenue growth, combined with advertising rates which have risen above historical rates, and the impact of the acquisitions of Vital Choice, and PersonalizationMall, partially offset by a reduction in labor costs as a result of lower performance-related bonuses.

Marketing and sales expense increased 46.8% during fiscal 2021, as a result of marketing initiatives designed to accelerate revenue growth and capture market share within both the Gourmet Foods & Gift Baskets segment, and the Consumer Floral & Gifts segment, which includes the incremental marketing costs of PersonalizationMall, which was acquired on August 3, 2020. On a pro-forma basis, excluding the impact of PersonalizationMall, and Harry & David store closure costs, marketing and sales as a percentage of net revenues, was 24.6% during fiscal 2021, compared with 24.0% in fiscal 2020, primarily reflecting the year-over-year increase in marketing costs during the fourth quarter of fiscal 2021, due to the low cost of marketing during the early stages of the pandemic.

During fiscal 2022, the Company added approximately 5.3 million new e-commerce customers, a decrease of 13.6% over the prior year, while purchase activity from existing customers increased 5.3% in comparison to the prior year. During fiscal 2021, the Company added approximately 6.1 million new e-commerce customers (5.2 million on a proforma basis excluding PersonalizationMall).

Technology and Development Expense

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)

Technology and development	$56,561	3.9%	$54,428	11.8%	$48,698
Percentage of sales	2.6%		2.6%		3.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems.

Technology and development expenses increased by 3.9% during fiscal 2022, primarily due to higher maintenance and support incurred to support the Company’s technology platform enhancements, partially offset by lower labor costs, resulting from reductions in performance related bonuses.

Technology and development expenses increased by 11.8% during fiscal 2021, primarily due to increased consulting and labor costs, increased hosting and maintenance costs incurred to support the Company’s technology platform, in addition to the incremental technology costs associated with PersonalizationMall, which was acquired on August 3, 2020.

During the fiscal years 2022, 2021 and 2020, the Company expended $83.2 million, $79.7 million and $69.5 million, respectively, on technology and development, of which $26.6 million, $25.3 million and $20.8 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)

General and administrative	$102,337	-12.6%	$117,136	20.3%	$97,394
Percentage of sales	4.6%		5.5%		6.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense decreased 12.6% during fiscal 2022, primarily due to: (i) lower labor costs as a result of lower performance-related bonuses, and a decrease in the value of the Company’s non-qualified deferred compensation plan investments in the current year of $3.6 million compared to a $5.7 million increase in the prior year (refer to equal offset in “Other income/expense, net”), partially offset by overall increased labor rates, and (ii) lower professional fees due to lower litigation and transaction costs, partially offset by higher insurance costs due to increased health claims and business insurance rates.

General and administrative expense increased 20.3% during fiscal 2021, due to incremental costs related to: (i) PersonalizationMall (including transaction and litigation-related costs), (ii) higher labor costs due to annual merit increases and performance-related bonuses, as well as investment earnings on the Company’s NQDC Plan assets (offset within Other (income) expenses noted below), (iii) incremental health and safety-related COVID-19 related expenses, partially offset by (iv) lower travel expenses, and (v) lower bad debt expense compared to the impact of COVID-19 on certain business and wholesale accounts in fiscal 2020.

Depreciation and Amortization

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)

Depreciation and amortization	$49,078	15.5%	$42,510	30.7%	$32,513
Percentage of sales	2.2%		2.0%		2.2%

Depreciation and amortization expense increased 15.5% during fiscal 2022, primarily due to recent increases in distribution facility automation projects and IT related e-commerce/platform enhancements, as well as an incremental amortization related to the acquisition of Vital Choice, and the incremental depreciation and customer list amortization associated with PersonalizationMall.

Depreciation and amortization expense increased 30.7% during fiscal 2021, primarily due to the incremental depreciation and customer list amortization associated with PersonalizationMall, recent short-lived IT related ecommerce/platform enhancements and accelerated depreciation on certain legacy systems, which are being replaced with modern platforms.

Interest Expense, net

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)
Interest expense, net	$5,667	-3.3%	$5,860	140.4%	$2,438

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. in Part IV, Item 15 for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 3.3% during fiscal 2022, due to lower interest rates attributable to the amendment of the Company’s credit facility, partially offset by the annualization of the incremental debt that was used to partially finance the acquisition of PersonalizationMall.

Interest expense, net increased 140.4% during fiscal 2021, due to the incremental interest expense associated with a new tranche of term loan in the aggregate principal of $100.0 million which was used to partially finance the acquisition of PersonalizationMall, and lower interest income on the Company’s outstanding cash balances due to lower interest rates.

Other (income) expense, net

	Years Ended
	July 3, 2022	% Change	June 27, 2021	% Change	June 28, 2020
	(dollars in thousands)
Other (income) expense, net	$5,332	-190.6%	$(5,888)	7,109.5%	$84

Other expense, net during fiscal 2022 consists of a $3.6 million loss on the Company’s NQDC deferred compensation investments (for which the offsetting expense was recorded in the General and Administration expense line item), compared to a $5.7mm gain in the prior year, (ii) a $0.7 million impairment of the Company’s investment in Alice’s Table, prior to completion of the acquisition during Q3, and (iii) a $1.2 million impairment of certain of the Company’s cost method investments. Other income, net for the fiscal years 2021 and 2020, respectively, consist primarily of investment (earnings)/ losses on the Company’s NQDC Plan assets.

Income Taxes

During the fiscal years 2022, 2021 and 2020, the Company recorded income tax expense of $1.5 million, $30.5 million and $18.8 million, respectively, resulting in an effective tax rate of 4.8%, 20.4% and 24.2%, respectively. The Company’s effective tax rate for fiscal 2022 and fiscal 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from stock-based compensation and various tax credits, partially offset by state income taxes and nondeductible expenses for executive compensation. Further impacting fiscal 2022, was a reduction in the Company’s valuation allowance, offset in part by the expiration of capital loss carryforwards, as well as enhanced deductions. The Company’s effective tax rate for fiscal 2020 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by excess tax benefits from stock-based compensation and various tax credits.

At July 3, 2022, the Company’s federal enhanced deduction and tax credit carryforwards were $9.6 million and $1.3 million, respectively, which if not utilized, will expire in fiscal 2027 and fiscal 2042, respectively. At July 3, 2022, the Company’s state and foreign net operating loss carryforwards were $57.7 million and $4.9 million, respectively, which if not utilized, will begin to expire in fiscal 2023 and fiscal 2034, respectively.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the Company’s credit agreement (see Note 9. in Part IV, Item 15 for details). At July 3, 2022, the Company had working capital of $82.5 million, including cash and cash equivalents of $31.5 million, compared to working capital of $134.1 million, including cash and cash equivalents of $173.6 million at June 27, 2021.

As of July 3, 2022, there were no borrowings outstanding under the Company’s Revolver.

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

The Company utilized cash on hand to fund its operations through the first quarter of fiscal 2022. In the beginning of the second quarter, the Company borrowed under its Revolver to fund short-term working capital needs, and the acquisition of Vital Choice, with borrowings peaking at $125.0 million in November 2021. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2021. Based on current projected cash flows, the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2023. The Company expects to be able to repay all working capital borrowings prior to the end of the second quarter in fiscal 2023.

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

Cash Flows

Net cash provided by operating activities of $5.2 million for the fiscal 2022 was primarily attributable to the Company’s net income, adjusted for non-cash charges including depreciation and amortization and stock-based compensation, offset by the accelerated timing of our seasonal inventory build to support holiday sales.

Net cash used in investing activities of $89.7 million was primarily attributable to the acquisitions of Vital Choice and Alice’s Table for a combined $21.3 million, and capital expenditures of $66.4 million related to the Company's technology initiatives, as well as manufacturing production and warehousing equipment.

Net cash used in financing activities of $57.6 million related to net repayment of notes payable of $20.0 million, and the acquisition of $38.2 million of treasury stock.

Stock Repurchase Program

See Item 5 in Part II for details.

Contractual Obligations

At July 3, 2022, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's existing Credit Agreement (See Note 9 – Long-Term Debt in Item 15 for details).

●	Operating lease obligations – payments due under the Company’s long-term operating leases (See Note 16 – Leases in Item 15 for details).

●

Purchase commitments - consisting primarily of inventory and IT- related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Purchase commitments	$169,291	$11,236	$6,724	$2,472	$148	$-	$189,871

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

The Company generally estimates the fair value of a reporting unit using an equal weighting of the income and market approaches. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting units determined in the first step (as described above) to its current market capitalization, allowing for a reasonable control premium.

The assessment of the recoverability of goodwill contains uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. The Company’s stock price, and resulting market capitalization reconciliation, are subject to the Company’s financial performance, as well as fluctuations in the equity market resulting from economic, geo-political, consumer-confidence, inflation, natural disasters and pandemics. Actual results could differ from these assumptions and projections, resulting in us revising our assumptions and, if required, recognizing an impairment loss.

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

The assessment of the recoverability of intangible assets contains uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Actual results could differ from these assumptions and projections, resulting in us revising our assumptions and, if required, recognizing an impairment loss.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $1.0 million during the fiscal year ended July 3, 2022.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of July 3, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were not effective as of July 3, 2022, due to a material weakness in internal control over financial reporting related to logical access and segregation of duties, at the application control level, in certain information technology environments, as discussed in Management's Report on Internal Control over Financial Reporting referred to below.

In light of this material weakness, management performed additional procedures over our IT environment and personnel affected to determine if any unauthorized action had been taken and found no such instances.

Notwithstanding the material weakness described in Management's Report on logical access and segregation of duties in certain technology environments, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of July 3, 2022, because of the material weakness described below.

Based on the COSO criteria, management identified control deficiencies that constitute a material weakness. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified:

Material Weakness Related to Information Technology General Controls

During the year ended July 3, 2022, we identified deficiencies related to the design of our controls over logical access and segregation of duties, at the application control level, in certain information technology environments.

Management has taken steps to remediate these deficiencies, including redesigning the logical access and placing enhanced segregation of duties, enhancing its internal documentation and monitoring approach to ensure that all procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management began to implement these remedial steps during the first quarter of fiscal 2023. In accordance with our internal control compliance program, a material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of July 3, 2022. BDO USA, LLP’s report on the effectiveness of the Company's internal control over financial reporting as of July 3, 2022 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on Internal Control over Financial Reporting

We have audited 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of July 3 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 3, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries as of July 3, 2022 and June 27, 2021 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 3, 2022, and the related notes and schedule and our report dated September 16, 2022 expressing an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain effective controls over the logical access and segregation of duties at the application control level in certain information technology environments has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated September 16, 2022 on those consolidated financial statements.

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

/s/ BDO USA, LLP

Melville, New York

September 16, 2022

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

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

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Melville, NY; PCAOB ID#243)	F-1
Consolidated Balance Sheets as of July 3, 2022 and June 27, 2021	F-3
Consolidated Statements of Income and Comprehensive Income for the years ended July 3, 2022, June 27, 2021 and June 28, 2020	F-4
Consolidated Statements of Stockholders’ Equity for the years ended July 3, 2022, June 27, 2021 and June 28, 2020	F-5
Consolidated Statements of Cash Flows for the years ended July 3, 2022, June 27, 2021 and June 28, 2020	F-6
Notes to Consolidated Financial Statements	F-7

(a) (2) Index to Financial Statement Schedule:

Schedule II- Valuation and Qualifying Accounts	F-31

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

*3.1	Third Amended and Restated Certificate of Incorporation. (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amendment No. 2 to Third Amended and Restated Certificate of Incorporation. (Current Report on Form 8-K filed on December 15, 2016, Exhibit 3.1)
*3.4	Second Amended and Restated By-laws. (Current Report on Form 8-K filed on April 29, 2019, Exhibit 3.2)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
*4.2	Description of Securities. (Annual Report on Form 10-K filed on September 13, 2019, Exhibit 4.2)
*10.1	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and James F. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.1)
*10.2	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and Christopher G. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.2)
*10.3	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of September 14, 2016) (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.2)
*10.4	Nonqualified Supplemental Deferred Compensation Plan dated December 21, 2010 (Quarterly Report on Form 10-Q filed on November 14, 2016, Exhibit 10.24)
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

*10.14	Lease, dated May 20, 2005, between Treeline Mineola, LLC and 1-800-FLOWERS.COM, Inc. (Annual Report on Form 10-K for the fiscal year ended July 3, 2005 filed on September 15, 2005, Exhibit 10.26)
*10.15	Amendment to Equity Purchase Agreement dated July 20, 2020 (Current Report on Form 8-K filed on July 22, 2020, Exhibit 10.1)
*10.16	Second Amendment, dated as of November 8, 2021, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (Current Report on Form 8-K filed on November 12, 2021, Exhibit 10.1)
*10.17	Third Amendment, dated as of August 29, 2022, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (Current Report on Form 8-K filed on September 2, 2022, Exhibit 10.1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2022	1-800-FLOWERS.COM, Inc. By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 16, 2022	By: /s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer, Director (Principal Executive Officer)

Dated: September 16, 2022	By: /s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 16, 2022	By: /s/ James F. McCann James F. McCann Executive Chairman

Dated: September 16, 2022	By: /s/ Celia R. Brown Celia R. Brown Director

Dated: September 16, 2022	By: /s/ James A. Cannavino James A. Cannavino Director

Dated: September 16, 2022	By: /s/ Dina M. Colombo Dina Colombo Director

Dated: September 16, 2022	By: /s/ Eugene F. DeMark Eugene F. DeMark Director

Dated: September 16, 2022	By: /s/ Leonard J. Elmore Leonard J. Elmore Director

Dated: September 16, 2022	By: /s/ Adam Hanft Adam Hanft Director

Dated: September 16, 2022	By: /s/ Stephanie Redish Hofmann Stephanie Redish Hofmann Director

Dated: September 16, 2022	By: /s/ Katherine Oliver Katherine Oliver Director

Dated: September 16, 2022	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) as of July 3, 2022 and June 27, 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 3, 2022 and June 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 16, 2022 expressed an adverse opinion thereon.

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

Valuation of goodwill related to the Gourmet Foods & Gift Baskets Reporting Unit

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $213.3 million at July 3, 2022, which was allocated between three reporting units. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Management assesses goodwill impairment annually in the fourth quarter. The Company prepared the valuations of the reporting units for the annual assessment using an equal weighting of the income and market approaches, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenue and earnings.

We identified the valuation of goodwill for the Gourmet Foods & Gift Baskets reporting unit during the annual impairment assessment as a critical audit matter. Auditing management’s impairment tests for its reporting units are complex and highly judgmental due to the significant estimation required in determining the fair value of the Gourmet Foods & Gift Baskets reporting unit. The determination of the fair value of the Gourmet Foods and Gift Baskets reporting unit is sensitive to significant assumptions, such as the estimated future levels of gross and operating profits, which are affected by expected future market and economic conditions. Auditing management’s impairment assessment involved especially challenging and subjective auditor judgment due to the uncertainty surrounding future events and the extent of specialized skill required to test certain valuation inputs.

The primary procedures we performed to address this critical audit matter included:

•         Evaluating the reasonableness of assumptions used in the Company’s analysis, including the revenue growth rate, profit margins, and the macroeconomic and inflationary impacts, such as shipping costs and cost of logistics that is expected to have an impact on the Company’s performance and this reporting unit by: (i) comparing to historical results and industry trends, (ii) assessing the reasonableness of management's expected timing to return to historical profitability levels, and (iii) comparing the actual results for the historical years to the projections that management used for their assessment.

•         Testing the accuracy and completeness of the data used by management to develop its projections.

•         Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the fair value methodology, (ii) evaluating the reasonableness of certain assumptions used, including the discount rate.

We have served as the Company's auditor since 2014.

/s/ BDO USA, LLP

Melville, New York

September 16, 2022

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	July 3, 2022	June 27, 2021
Assets
Current assets:
Cash and cash equivalents	$31,465	$173,573
Trade receivables, net	23,812	20,831
Inventories	247,563	153,863
Prepaid and other	45,398	51,792
Total current assets	348,238	400,059

Property, plant and equipment, net	236,481	215,287
Operating lease right-of-use assets	129,390	86,230
Goodwill	213,287	208,150
Other intangibles, net	145,568	139,048
Other assets	21,927	27,905
Total assets	$1,094,891	$1,076,679

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,386	$57,434
Accrued expenses	175,392	178,512
Current maturities of long-term debt	20,000	20,000
Current portion of long-term operating lease liabilities	12,919	9,992
Total current liabilities	265,697	265,938

Long-term debt, net	142,497	161,512
Long-term operating lease liabilities	123,662	79,375
Deferred tax liabilities, net	35,742	34,162
Other liabilities	17,884	26,622
Total liabilities	585,482	567,609

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 57,706,389 and 55,675,661 shares issued in 2022 and 2021, respectively	577	557
Class B common stock, $.01 par value, 200,000,000 shares authorized, 32,529,614 and 33,433,614 shares issued in 2022 and 2021, respectively	325	334
Additional paid-in capital	379,885	371,103
Retained earnings	315,785	286,175
Accumulated other comprehensive loss	(211)	(318)
Treasury stock, at cost, 20,418,396 and 18,825,841 Class A shares in 2022 and 2021, respectively, and 5,280,000 Class B shares in 2022 and 2021	(186,952)	(148,781)
Total stockholders’ equity	509,409	509,070
Total liabilities and stockholders’ equity	$1,094,891	$1,076,679

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Years ended
	July 3, 2022	June 27, 2021	June 28, 2020

Net revenues	$2,207,885	$2,122,245	$1,489,637
Cost of revenues	1,386,147	1,225,816	867,441
Gross profit	821,738	896,429	622,196
Operating expenses:
Marketing and sales	571,661	533,268	363,227
Technology and development	56,561	54,428	48,698
General and administrative	102,337	117,136	97,394
Depreciation and amortization	49,078	42,510	32,513
Total operating expenses	779,637	747,342	541,832
Operating income	42,101	149,087	80,364
Interest expense, net	5,667	5,860	2,438
Other (income) expense, net	5,332	(5,888)	84
Income before income taxes	31,102	149,115	77,842
Income tax expense	1,492	30,463	18,844
Net income	29,610	118,652	58,998
Other comprehensive income (loss) (currency translation)	107	(75)	26
Comprehensive income	$29,717	$118,577	$59,024

Basic net income per common share	$0.46	$1.83	$0.92

Diluted net income per common share	$0.45	$1.78	$0.89

Weighted average shares used in the calculation of net income per common share:
Basic	64,977	64,739	64,463
Diluted	65,617	66,546	66,408

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended July 3, 2022, June 27, 2021 and June 28, 2020

(in thousands, except share data)

							Accumulated
	Common Stock				Additional	Retained	Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at June 30, 2019	53,084,127	$530	33,822,823	$338	$349,319	$108,525	$(269)	22,489,093	$(115,732)	$342,711

Net income	-	-	-	-	-	58,998	-	-	-	58,998
Translation adjustment	-	-	-	-	-	-	26	-	-	26
Stock-based compensation	470,350	5	-	-	8,429	-	-	-	-	8,434
Exercise of stock options	150,000	2	-	-	283	-	-	-	-	285
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	754,458	(10,680)	(10,680)
Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774

Net income	-	-	-	-	-	118,652	-	-	-	118,652
Translation adjustment	-	-	-	-	-	-	(75)	-	-	(75)
Stock-based compensation	688,675	7	-	-	10,828	-	-	-	-	10,835
Exercise of stock options	893,300	9	-	-	2,244	-	-	-	-	2,253
Conversion of Class B stock into Class A stock	389,209	4	(389,209)	(4)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	862,290	(22,369)	(22,369)
Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070

Net income	-	-	-	-	-	29,610	-	-	-	29,610
Translation adjustment	-	-	-	-	-	-	107	-	-	107
Stock-based compensation	805,028	8	-	-	7,939	-	-	-	-	7,947
Exercise of stock options	321,700	3	-	-	843	-	-	-	-	846
Conversion of Class B stock into Class A stock	904,000	9	(904,000)	(9)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,592,555	(38,171)	(38,171)
Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	July 3, 2022	June 27, 2021	June 28, 2020

Operating activities:
Net income	$29,610	$118,652	$58,998
Reconciliation of net income to net cash provided by operating activities net of acquisitions:
Depreciation and amortization	49,078	42,510	32,513
Amortization of deferred financing costs	1,269	1,143	646
Deferred income taxes	1,579	5,530	(266)
Bad debt expense (recoveries)	(411)	964	4,143
Stock-based compensation	7,947	10,835	8,434
Other non-cash items	3,194	645	1,032
Changes in operating items:
Trade receivables	(2,452)	(5,236)	(6,947)
Inventories	(85,047)	(39,104)	(4,371)
Prepaid and other	6,731	(22,850)	(726)
Accounts payable and accrued expenses	(6,595)	57,397	44,359
Other assets and other liabilities	286	2,804	1,602
Net cash provided by operating activities	5,189	173,290	139,417

Investing activities:
Acquisitions, net of cash acquired	(21,280)	(250,942)	(20,500)
Capital expenditures, net of non-cash expenditures	(66,408)	(55,219)	(34,703)
Purchase of equity investments	(2,000)	(1,756)	(1,176)
Net cash used in investing activities	(89,688)	(307,917)	(56,379)

Financing activities:
Acquisition of treasury stock	(38,171)	(22,369)	(10,680)
Proceeds from exercise of employee stock options	846	2,253	285
Proceeds from bank borrowings	125,000	265,000	20,000
Repayment of notes payable and bank borrowings	(145,000)	(174,997)	(25,000)
Debt issuance costs	(284)	(2,193)	(60)
Net cash provided by (used in) financing activities	(57,609)	67,694	(15,455)

Net change in cash and cash equivalents	(142,108)	(66,933)	67,583
Cash and cash equivalents:
Beginning of year	173,573	240,506	172,923
End of year	$31,465	$173,573	$240,506

Supplemental Cash Flow Information:

-	Interest paid amounted to $4.6 million, $5.2 million, and $3.5 million for the years ended July 3, 2022, June 27, 2021, and June 28, 2020, respectively.

-

The Company paid income taxes of approximately $1.4 million, $37.2 million, and $15.5 million, net of tax refunds received, for the years ended July 3, 2022, June 27, 2021, and June 28, 2020, respectively.

-	Acquisition of treasury stock includes treasury stock acquired to cover required employee withholding, upon vesting of restricted stock awards.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net revenues from international sources were not material during fiscal years 2022, 2021 and 2020.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal year 2022, which ended on July 3, 2022, consisted of 53 weeks. Fiscal years 2021 and 2020, which ended on June 27, 2021 and June 28, 2020, respectively, each consisted of 52 weeks.

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

The Company’s property, plant and equipment are depreciated using the following estimated lives:

Building and building improvements (years)	10	-	40
Leasehold improvements (years)	3	-	10
Furniture, fixtures and production equipment (years)	43	-	20
Software (years)	3	-	7
Orchards in production and land improvements (years)	15	-	45

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

The Company generally estimates the fair value of a reporting unit using an equal weighting of the income and market approaches. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting units determined in the first step (as described above) to its current market capitalization, allowing for a reasonable control premium.

During fiscal years 2021 and 2020, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying amounts. During the year-ended July 3, 2022, the Company experienced a sustained decline in its share price and a resulting decrease in its market capitalization, primarily due to the overall macroeconomic environment. Inflationary cost increases, which began during the earlier half of our fiscal year, were exacerbated by the war in the Ukraine, further pressuring the Company’s gross margin and operating expenses. Due to this overall market decline and the Company’s operating performance, the Company performed a Step 1 analysis, quantitatively comparing the fair value of our three reporting units (only our Consumer Floral & Gifts and Gourmet Food & Gift Basket reporting units currently bear goodwill) to their respective carrying amounts. As of July 3, 2022, utilizing an equal weighting of the income and market approaches, and a discount rate of 14%, the fair values of the Consumer Floral & Gifts and Gourmet Foods & Gift Baskets reporting units exceeded their carrying amounts by approximately $128 million and $40 million, respectively.

The assessment of the recoverability of goodwill contains uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Actual results could differ from these assumptions and projections, resulting in us revising our assumptions and, if required, recognizing an impairment loss.

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

During fiscal year 2022, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value in all material respects. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of intangibles.

The assessment of the recoverability of intangible assets contains uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Actual results could differ from these assumptions and projections, resulting in us revising our assumptions and, if required, recognizing an impairment loss.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs and expenses them upon mailing. Included within prepaid and other current assets were $3.1 million and $2.7 million at July 3, 2022 and June 27, 2021 respectively, relating to prepaid catalog expenses.

Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $3.5 million as of July 3, 2022 and $4.6 million as of June 27, 2021.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.4 million at July 3, 2022 and $4.0 million at June 27, 2021) have been recorded based upon previous experience and management’s evaluation.

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

Deferred Revenues

Deferred revenues are recorded when the Company has received consideration (i.e., advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for subscription programs, including our various food, wine, and plant-of-the-month clubs and our Celebrations Passport® program.

Our total deferred revenue as of June 27, 2021 was $33.4 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $32.8 million was recognized as revenue during the year ended July 3, 2022. The deferred revenue balance as of July 3, 2022 was $33.7 million.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $347.7 million, $307.9 million and $171.4 million for the years ended July 3, 2022, June 27, 2021 and June 28, 2020, respectively.

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

Derivatives and Hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at July 3, 2022 and June 27, 2021.

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

Net Income Per Share

Basic net income per common share is computed by dividing the net income during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income during the period by the sum of the weighted-average number of common shares outstanding during the period and the potential dilutive common shares (consisting of employee stock options and unvested restricted stock awards).

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

COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provided a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements during fiscal 2022 and 2021.

The Company is closely monitoring the impact of COVID-19 on its business, including how it affects its customers, workforce, suppliers, vendors, franchisees, florists, and production and distribution channels, as well as its financial statements. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including, but not limited to: the magnitude and duration of COVID-19, including any variants, the extent to which it continues to impact macroeconomic conditions, including interest rates, employment rates and consumer confidence, product and delivery supply chain capacity and rates, and governmental, business and individual consumer reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of July 3, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the years ended July 3, 2022 and June 27, 2021, the Company’s future assessment of these factors and the evolving factors described above, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Note 3 – Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income:

	Years Ended
	July 3, 2022	June 27, 2021	June 28, 2020
	(in thousands, except per share data)
Numerator:
Net income	$29,610	$118,652	$58,998

Denominator:
Weighted average shares outstanding	64,977	64,739	64,463

Effect of dilutive securities:
Employee stock options	45	727	1,042
Employee restricted stock awards	595	1,080	903
Total effect of dilutive securities	640	1,807	1,945

Adjusted weighted-average shares and assumed conversions	65,617	66,546	66,408

Net income per common share:
Basic	$0.46	$1.83	$0.92
Diluted	$0.45	$1.78	$0.89

Note 4. Acquisitions

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

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed:

	PersonalizationMall’s Preliminary Purchase Price Allocation	Measurement Period Adjustments (1)	PersonalizationMall’s Final Purchase Price Allocation
	August 3, 2020		June 27, 2021
	(in thousands)

Assets Acquired:
Inventories	$16,998	$-	$16,998
Other assets	5,216	(1)	5,215
Property, plant and equipment, net	30,792	-	30,792
Operating lease right-of-use assets	21,438	-	21,438
Goodwill	133,337	102	133,439
Other intangibles, net	76,000	-	76,000
Total assets acquired	$283,781	$101	$283,882

Liabilities assumed:
Accounts payable and accrued expenses	$11,400	$102	$11,502
Operating lease liabilities	21,438	-	21,438
Total liabilities assumed	$32,838	$102	$32,940

Net assets acquired	$250,943	$(1)	$250,942

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

Based on the valuation as of August 3, 2020, of the acquired intangible assets, $11.0 million was assigned to customer lists (4 year life), $65.0 million was assigned to tradenames (indefinite life), and the residual amount of $133.4 million was allocated to goodwill (indefinite life and deductible for tax purposes). The goodwill recognized in conjunction with the Purchaser’s acquisition of PersonalizationMall is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The estimated fair value of the acquired trade names was determined using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The discount rate used in the valuation was based on PersonalizationMall's weighted average cost of capital, the riskiness of the earnings stream associated with the trademarks and the overall composition of the acquired assets.

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

-

An increase in interest expense of $0.6 million during the year ended June 27, 2021 and $4.1 million during the year ended June 28, 2020, respectively, which is comprised of incremental interest and amortization of deferred financing costs associated with the 2020 Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective periods.

Net revenue attributable to PersonalizationMall, included within the year ended July 3, 2022 and June 27, 2021 was $252.2 million and $236.0 million, respectively. Corresponding operating income during the year ended July 3, 2022 was $22.3 million and during the year ended June 27, 2021, excluding litigation and transaction costs, was $34.7 million.

Acquisition of Vital Choice

On  October 27, 2021, the Company completed its acquisition of all of the membership interest in Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended  December 31, 2020.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

	Vital Choice Preliminary Purchase Price Allocation	Measurement Period Interim Adjustments	Vital Choice Preliminary Purchase Price Allocation
	October 27, 2021		July 3, 2022
		(in thousands)
Inventory	$8,653	$-	$8,653
Other current assets	929	(474)	455
Property, plant and equipment	205	(205)	-
Intangible assets	9,800	-	9,800
Goodwill	4,383	34	4,417
Total assets acquired	23,970)	(645)	23,325

Current liabilities	3,621)	(256)	3,365
Net assets acquired	$20,349	$(389)	$19,960

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

The resulting total consideration of $1.3 million was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date, including: goodwill of $0.7 million, trademarks of $0.5 million, customer lists of $0.2 million (4-year life) and deferred revenue of $0.1 million. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

Note 5. Inventory

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	July 3, 2022	June 27, 2021
	(in thousands)

Finished goods	$128,760	$72,267
Work-in-process	29,270	19,058
Raw materials	89,533	62,538
Total inventory	$247,563	$153,863

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)

Balance at June 28, 2020	$17,441	$-	$57,270	$74,711
Acquisition of PersonalizationMall	133,439	$-	-	133,439
Balance at June 27, 2021	$150,880	$-	$57,270	$208,150
Acquisition of Vital Choice	-	-	4,417	4,417
Acquisition of Alice’s Table	720	-	-	720
Balance at July 3, 2022	$151,600	$-	$61,687	$213,287

There were no goodwill impairment charges in any segment during the years ended July 3, 2022, June 27, 2021 and June 28, 2020, respectively.

The Company’s other intangible assets consist of the following:

				July 3, 2022			June 27, 2021
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives

Investment in licenses	14	-	16	$7,420	$6,464	$956	$7,420	$6,359	$1,061
Customer lists	3	-	10	28,509	17,473	11,036	23,825	13,697	10,128
Other	5	-	14	2,946	2,543	403	2,946	2,483	463
Total intangible assets with determinable lives				38,875	26,480	12,395	34,191	22,539	11,652

Trademarks with indefinite lives				133,173	-	133,173	127,396	-	127,396

Total identifiable intangible assets				$172,048	$26,480	$145,568	$161,587	$22,539	$139,048

Intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No material impairments were recognized for the years ended July 3, 2022, June 27, 2021 and June 28, 2020, respectively.

The amortization of intangible assets for the years ended July 3, 2022, June 27, 2021 and June 28, 2020 was $3.9 million, $3.3 million and $0.9 million, respectively. Future estimated amortization expense is as follows: 2023 - $4.3 million, 2024 - $4.2 million, 2025 - $1.7 million, 2026 - $1.2 million, 2027 - $0.5 million and thereafter - $0.5 million.

Note 7. Property, Plant and Equipment

	July 3, 2022	June 27, 2021
	(in thousands)

Land	$33,862	$30,284
Orchards in production and land improvements	19,773	18,829
Building and building improvements	65,909	62,232
Leasehold improvements	26,266	26,451
Production equipment	106,244	82,526
Furniture and fixtures	8,985	8,860
Computer and telecommunication equipment	38,934	55,841
Software	165,289	177,844
Capital projects in progress	14,525	18,090
Property, plant and equipment, gross	479,787	480,957
Accumulated depreciation and amortization	(243,306)	(265,670)
Property, plant and equipment, net	$236,481	$215,287

Depreciation expense for the years ended July 3, 2022, June 27, 2021, and June 28, 2020 was $45.2 million, $39.2 million, and $31.6 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	July 3, 2022	June 27, 2021
	(in thousands)
Payroll and employee benefits	$37,617	$56,134
Deferred revenue	33,746	33,388
Accrued marketing expenses	19,506	16,591
Accrued florist payout	18,938	17,926
Accrued purchases	32,141	17,259
Other	33,444	37,214
Accrued expenses	$175,392	$178,512

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	July 3, 2022	June 27, 2021
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	165,000	185,000
Deferred financing costs	(2,503)	(3,488)
Total debt	162,497	181,512
Less: current debt	20,000	20,000
Long-term debt	$142,497	$161,512

(1)

On May 31, 2019, the Company and certain of its U.S. subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2019 Credit Agreement amended and restated the Company’s existing amended and restated credit agreement dated as of December 23, 2016 to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Term Loan is payable in 19 quarterly installments of principal and interest beginning on September 29, 2019, with escalating principal payments, at the rate of 5.0% per annum for the first eight payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $62.5 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, may be used for working capital and general corporate purposes, subject to certain restrictions. For each borrowing under the Existing Credit Agreement (as defined below), the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) a LIBOR rate plus 1%, or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio.

On August 20, 2020, the Company, the Subsidiary Guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders entered into a First Amendment (the “First Amendment”) to the 2019 Credit Agreement. The First Amendment amends the 2019 Credit Agreement to, among other modifications, (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “2020 Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company.

The 2020 Term Loan will mature on May 31, 2024. Proceeds of the borrowing under the 2020 Term Loan may be used for working capital and general corporate purposes of the Company and its subsidiaries, subject to certain restrictions. The 2020 Term Loan is payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity.

On November 8, 2021, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement. The Second Amendment amended the 2019 Credit Agreement to, among other modifications, decrease the interest margins and LIBOR floor applicable to the 2020 Term Loan.

Subsequent to year-end, on August 29, 2022, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a Third Amendment (the “Third Amendment”) to the 2019 Credit Agreement. The Third Amendment amends the 2019 Credit Agreement (the 2019 Credit Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the “Existing Credit Agreement”) to, among other modifications, (A) alter the financial maintenance covenants set forth therein by (1) increasing the required maximum consolidated leverage ratio, for the reference period ending October 2, 2022, from 3.25 to 1.00 to 4.25 to 1.00 and (2) decreasing the required minimum consolidated fixed charge coverage ratio, for the reference periods ending October 2, 2022, January 1, 2023, and April 2, 2023, from 1.50 to 1.00 to 1.00 to 1.00 and (B) increase the amount of certain capital expenditures that may be disregarded for purposes of calculating the consolidated fixed charge coverage ratio from $25.0 million to $35.0 million.

The Existing Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of July 3, 2022. The Existing Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and 2020 Term Loan, in the aggregate, are as follows: $20.0 million – fiscal 2023 and $145.0 million – fiscal 2024.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of July 3, 2022:
Trading securities held in a “rabbi trust” (1)	$17,760	$17,760	$-	$-
	$17,760	$17,760	$-	$-

Assets (liabilities) as of June 27, 2021:
Trading securities held in a “rabbi trust” (1)	$21,651	$21,651	$-	$-
	$21,651	$21,651	$-	$-

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

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	July 3, 2022	June 27, 2021	June 28, 2020

	(in thousands)
Current provision (benefit):
Federal	$(1,676)	$17,594	$14,727
State	1,589	7,339	4,383
Current income tax expense (benefit)	(87)	24,933	19,110
Deferred provision (benefit):
Federal	2,679	5,160	(62)
State	(1,100)	370	(204)
Deferred income tax expense (benefit)	1,579	5,530	(266)

Income tax expense	$1,492	$30,463	$18,844

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	July 3, 2022	June 27, 2021	June 28, 2020

Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.2	4.2	4.5
Capital loss expiration	15.5	-	-
Valuation allowance change	(19.8)	(0.3)	(0.3)
Non-deductible compensation	5.3	0.7	1.1
Excess tax benefit from stock-based compensation	(16.1)	(4.1)	(1.0)
Tax credits	(3.9)	(0.9)	(1.1)
Enhanced deductions	(2.1)	(0.2)	(0.4)
Other, net	0.7	-	0.4
Effective tax rate	4.8%	20.4%	24.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	July 3, 2022	June 27, 2021
	(in thousands)
Deferred income tax assets:
Loss and credit carryforwards	$7,590	$10,016
Accrued expenses and reserves	7,550	5,842
Inventory	5,897	3,428
Stock-based compensation	1,330	2,593
Deferred compensation	3,723	3,074
Operating lease liability	33,847	22,262
Gross deferred income tax assets	59,937	47,215
Less: Valuation allowance	(3,096)	(9,258)
Deferred tax assets, net	56,841	37,957

Deferred income tax liabilities:
Other intangibles	(21,764)	(18,695)
Tax in excess of book depreciation	(38,755)	(31,944)
Operating lease right-of-use asset	(32,064)	(21,480)
Deferred tax liabilities	(92,583)	(72,119)
Net deferred income tax liabilities	$(35,742)	$(34,162)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. During fiscal 2022, the Company’s federal and state capital loss carryforward expired, lowering the corresponding valuation allowance by approximately $6.2 million. At July 3, 2022, the Company has valuation allowances of approximately $3.1 million, primarily related to certain state and foreign net operating losses. At July 3, 2022, the Company’s federal enhanced deduction and tax credit carryforwards were $9.6 million and $1.3 million, respectively, which if not utilized, will expire in 2027 and 2042, respectively. At July 3, 2022, the Company’s state and foreign net operating loss carryforwards were $57.7 million and $4.9 million, respectively, which if not utilized, will begin to expire in fiscal 2023 and 2034, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company completed its U.S. federal examination for fiscal 2018, however, fiscal 2019, fiscal 2020, and fiscal 2021 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2017 forward are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At   July 3, 2022, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.4 million. The Company believes that $0.2 million of the unrecognized tax positions will be resolved over the next twelve months.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2022 and 2021, 904,000 and 389,209 shares of Class B common stock, respectively, were converted into shares of Class A common stock, while none were converted during fiscal 2020.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $38.2 million (1,592,555 shares), $22.4 million (862,290 shares), and $10.7 million (754,458 shares), during the fiscal years ended July 3, 2022, June 27, 2021, and June 28, 2020, respectively, under this program. As of July 3, 2022, $33.2 million remains authorized under the plan.

The Company has stock options and restricted stock awards outstanding to participants under the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009, October 28, 2011, September 14, 2016 and October 15, 2020, the “Plan”). The Plan is a broad-based, long-term incentive program that is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve the Company’s long-term growth and profitability objectives. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively, “Awards”).

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board.

The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	July 3, 2022	June 27, 2021	June 28, 2020
	(in thousands)

Stock options	$(41)	$36	$104
Restricted stock awards	7,988	10,799	8,330
Total	7,947	10,835	8,434
Deferred income tax benefit	1,943	2,673	2,084
Stock-based compensation expense, net	$6,004	$8,162	$6,350

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 3, 2022	June 27, 2021	June 28, 2020
	(in thousands)

Marketing and sales	$3,414	$4,943	$3,999
Technology and development	319	652	649
General and administrative	4,214	5,240	3,786
Total	$7,947	$10,835	$8,434

(1)	Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (See Note 15. for details).

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	July 3, 2022 (1)	June 27, 2021 (1)	June 28, 2020

Weighted average fair value of options granted	n/a	n/a	$10.11
Expected volatility	n/a	n/a	60%
Expected life (in years)	n/a	n/a	8.0
Risk-free interest rate	n/a	n/a	n/a
Expected dividend yield	n/a	n/a	0.0%

(1) No options were granted during the fiscal years ended July 3, 2022 and June 27, 2021.

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

The following table summarizes stock option activity during the year ended July 3, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding beginning of period	336,700	$3.44
Granted	-	$-
Exercised	(321,700)	$2.63
Forfeited/Expired	(15,000)	$20.72
Outstanding end of period	-	$-	-	$-

Exercisable at July 3, 2022	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2022. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended July 3, 2022, June 27, 2021, and June 28, 2020 were $9.2 million, $22.6 million, and $2.3 million, respectively.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended July 3, 2022:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	1,638,806	$18.12
Granted	668,790	$28.53
Vested	(805,028)	$14.23
Forfeited	(572,859)	$29.73
Non-vested - end of period	929,709	$21.82

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of July 3, 2022, there was $11.3 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.4 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis the Company, as determined by its board of directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $1.9 million, $1.6 million, and $1.5 million during fiscal years 2022, 2021, and 2020, respectively.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. There were no Company contributions to the plan during fiscal years 2022, 2021 and 2020. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected by the participant. As of July 3, 2022 and June 27, 2021, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $17.8 million and $21.7 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. The gains (losses) on these investments, which were ($3.6 million), $5.7 million, and $0.3 million, for the years ended July 3, 2022, June 27, 2021, and June 28, 2020, respectively, are included in “Other (income) expense, net,” within the Company’s consolidated statements of income.

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

	Years ended
Net revenues	July 3, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Net revenues:
Consumer Floral & Gifts	$1,059,570	$1,025,015	$593,197
BloomNet	145,702	142,919	111,766
Gourmet Foods & Gift Baskets	1,004,272	955,607	785,547
Corporate	201	341	591
Intercompany eliminations	(1,860)	(1,637)	(1,464)
Total net revenues	$2,207,885	$2,122,245	$1,489,637

	Years ended
Operating Income	July 3, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Segment Contribution Margin:
Consumer Floral & Gifts	$104,319	$128,625	$73,806
BloomNet	42,515	45,875	35,111
Gourmet Foods & Gift Baskets	62,021	149,377	110,627
Segment Contribution Margin Subtotal	208,855	323,877	219,544
Corporate (a)	(117,676)	(132,280)	(106,667)
Depreciation and amortization	(49,078)	(42,510)	(32,513)
Operating income	$42,101	$149,087	$80,364

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations			Consolidated
	July 3, 2022	June 27, 2021	June 28, 2020	July 3, 2022	June 27, 2021	June 28, 2020	July 3, 2022	June 27, 2021	June 28, 2020	July 3, 2022	June 27, 2021	June 28, 2020	July 3, 2022	June 27, 2021	June 28, 2020
Net revenues
E-commerce	$1,049,821	$1,015,716	$585,585	$-	$-	$-	$884,827	$863,834	$644,800	$-	$-	$-	$1,934,648	$1,879,550	$1,230,385
Other	9,749	9,299	7,612	145,702	142,919	111,766	119,445	91,773	140,747	(1,659)	(1,296)	(873)	273,237	242,695	$259,252
Total net revenues	$1,059,570	$1,025,015	$593,197	$145,702	$142,919	$111,766	$1,004,272	$955,607	$785,547	$(1,659)	$(1,296)	$(873)	$2,207,885	$2,122,245	$1,489,637

Other revenues detail
Retail and miscellaneous	9,749	9,299	7,612	-	-	-	10,134	9,134	37,076	-	-	-	19,883	18,433	44,688
Wholesale	-	-	-	53,957	45,299	33,675	109,311	82,639	103,671	-	-	-	163,268	127,938	137,346
BloomNet services	-	-	-	91,745	97,620	78,091	-	-	-	-	-	-	91,745	97,620	78,091
Corporate	-	-	-	-	-	-	-	-	-	201	341	591	201	341	591
Eliminations	-	-	-	-	-	-	-	-	-	(1,860)	(1,637)	(1,464)	(1,860)	(1,637)	(1,464)
Total other revenues	$9,749	$9,299	$7,612	$145,702	$142,919	$111,766	$119,445	$91,773	$140,747	$(1,659)	$(1,296)	$(873)	$273,237	$242,695	$259,252

Note 16. Leases

The Company currently leases plants, warehouses, offices, store facilities, and equipment under various leases through fiscal 2036. While most lease agreements are of a long-term nature (over a year), the Company also enters into short-term leases, primarily for seasonal needs. Lease agreements may contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company accounts for its leases in accordance with ASC 842. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time, by assessing whether we have the right to obtain substantially all of the economic benefits from use of the identified asset, and the right to direct the use of the identified asset.

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

Additional information related to our leases is as follows:

	Years Ended
	July 3, 2022	June 27, 2021
	(in thousands)
Lease costs:
Operating lease costs	$19,402	$14,308
Variable lease costs	21,823	19,342
Short-term lease cost	5,224	6,639
Sublease income	(751)	(812)
Total lease costs	$45,698	$39,477

	Years Ended
	July 3, 2022	June 27, 2021
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$16,486	$14,802
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,494	$30,622

	July 3, 2022	June 27, 2021
	(in thousands)
Weighted-average remaining lease term - operating leases (in years)	9.5	8.7
Weighted-discount rate - operating leases	3.9%	3.8%

Maturities of lease liabilities in accordance with ASC 842 as of July 3, 2022 are as follows (in thousands):

2023	$17,917
2024	20,729
2025	18,424
2026	16,459
2027	14,768
Thereafter	78,318
Total Future Minimum Lease Payments	166,615
Less Imputed Remaining Interest	30,034
Total	$136,581

Note 17. Commitments and Contingencies

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of July 3, 2022, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $20.6 million, primarily related to the Company’s technology infrastructure and inventory commitments.

The Company had approximately $2.3 million in unused stand-by letters of credit as of July 3, 2022 and June 27, 2021.

Litigation

Bed Bath & Beyond:

On April 1, 2020, the Seller commenced an action against the Company in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. (the “Complaint”), alleging a breach of the Equity Purchase Agreement (the “Purchase Agreement”), dated February 14, 2020, between Seller, PersonalizationMall, the Company and the Purchaser, pursuant to which the Seller agreed to sell to Purchaser, and the Purchaser agreed to purchase from Seller, all of the issued and outstanding membership interests of PersonalizationMall. The action was initiated after the Company requested a reasonable delay of the closing under the Purchase Agreement due to the unprecedented circumstances created by COVID-19. The Complaint requested an order of specific performance to consummate the transaction under the Purchase Agreement plus attorney’s fees and costs in connection with the action. The Company filed its answer to the Complaint on April 17, 2020 and an order governing expedited proceedings was approved on April 9, 2020 that set a trial date for late September 2020. On July 21, 2020, the Company and Seller entered into a settlement agreement, pursuant to which the Company agreed to move forward with its purchase of PersonalizationMall for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. In connection with the settlement agreement, the parties executed a Stipulation and Proposed Order of Dismissal, resulting in the voluntary dismissal with prejudice of the litigation relating to the transaction.

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (FLSA) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April 2022 to resolve all claims. The settlement agreement remains subject to certain judicial approvals. The Subsidiary’s payment liability under the settlement agreement is capped at a maximum amount of $3.3 million, and the amount payable will depend on the number of claims filed by class members and the amounts of attorneys’ fees and litigation costs approved by the Court. We anticipate that final Court approval, and determination and payment of the final settlement amount, may occur during the third quarter of fiscal 2023. In entering into the settlement agreement, the Subsidiary is making no admission of liability.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended July 3, 2022	$4,032,000	$(411,000)	$-	$(1,225,000)	$2,396,000
Year Ended June 27, 2021	$5,665,000	$964,000	$-	$(2,597,000)	$4,032,000
Year Ended June 28, 2020	$2,777,000	$4,143,000	$-	$(1,255,000)	$5,665,000

Valuation allowance for deferred tax assets

Year Ended July 3, 2022	$9,258,000	$57,000	$-	$(6,220,000)	$3,095,000
Year Ended June 27, 2021	$9,681,000	$174,000	$-	$(597,000)	$9,258,000
Year Ended June 28, 2020	$9,872,000	$37,000	$-	$(228,000)	$9,681,000

(a) Reduction in reserve due to amounts written off/recovered.